Form 10-K
period 2014-12-31
VISTEON CORP
filed 2015-02-26
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Large accelerated filer  ✓  Accelerated filer  __   Non-accelerated filer __   Smaller reporting company __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014 (the last business day of the most recently completed second fiscal quarter) was approximately $4.3 billion.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__

As of February 17, 2015, the registrant had outstanding 44,438,803 shares of common stock.
Document Incorporated by Reference

Document	Where Incorporated
2015 Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

Visteon Corporation and Subsidiaries

Part I

Item 1.	Business

Description of Business
Visteon Corporation (the "Company" or "Visteon") is a global automotive supplier that designs, engineers and manufactures innovative products for nearly every original equipment vehicle manufacturer ("OEM") worldwide including BMW, Chrysler, Daimler, Ford, General Motors, Honda, Hyundai, Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. Visteon is headquartered in Van Buren Township, Michigan and has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 25,500 employees dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., with a heavy concentration in low-cost geographic regions.

Visteon delivers value for its customers and stockholders through two technology-focused core businesses: vehicle cockpit electronics and thermal energy management. The Company's vehicle cockpit electronics product line includes audio systems, infotainment systems, driver information systems, connectivity and telematics solutions, climate controls, and electronic control modules. The Company's vehicle cockpit electronics business comprises and is reported under the Electronics segment. Visteon’s thermal energy management products include climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport systems, and engine induction systems. Visteon’s thermal energy management business comprises and is reported under the Climate segment. In addition to the Electronics and Climate segments, the Company has residual operations in South America and Europe previously associated with the Interiors business but not subject to discontinued operations classification that comprise the Other segment.

On December 17, 2014, Visteon and its wholly owned subsidiary, VIHI, LLC entered into a Share Purchase Agreement with Hahn & Co. Auto Holdings Co., Ltd. and Hankook Tire Co., Ltd. to sell all of its outstanding shares in HVCC for approximately $3.6 billion or KRW 52,000 per share (the “Climate Transaction”). As of December 31, 2014 the Company's net investment in HVCC was approximately $800 million. The Climate Transaction is subject to regulatory reviews, shareholder approval and other conditions, is expected to close during the first half of 2015.

Management believes that the Company is well-positioned to capitalize on growth in emerging markets, particularly those in Asia, where the Company generated 50% of its consolidated sales for the year ended December 31, 2014. The Company's sales for the year ended December 31, 2014 totaled $7.5 billion and were distributed by product group, geographic region, and customer as follows.

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

In September 2012, the Company announced a comprehensive shareholder value creation plan founded on the pillars of industrial logic, customer focus and financial discipline. The primary objectives of the comprehensive shareholder value creation plan included the following:

•
Climate Consolidation - Historically, the Company's Climate operations were comprised of Halla Climate Control Corporation ("Halla"), a 70% owned and consolidated Korean subsidiary, and a series of wholly-owned Visteon Climate operations and other Visteon Climate joint ventures. To enhance the efficiency of its investments in global Climate assets, the Company endeavored to consolidate the ownership of its Climate businesses under a single ownership structure thus achieving operational synergies, improved global scale and common business practices.

•
Interiors Exit - During 2009 the Company exited its Interiors businesses in North America leaving a solid and capable regional business, but one without a complete global footprint. Subsequently, the Company determined that the remainder of its Interiors business was not aligned with its long-term strategic goals and set out to explore various alternatives for exit including, but not limited to, divestiture, partnership or alliance.

•
Electronics Optimization - Historically, the Company's investment in its Electronics business was sub-optimized. The Company focused its strategy on electronics in the cockpit of the vehicle, a market that is projected to grow to $49 billion by 2018, and commenced efforts to expand the size and scale of its capabilities to deliver innovative audio, infotainment, cluster and display products to OEM customers and to position the business to capitalize on rapidly changing consumer-driven technologies in a connected car landscape.

•
Strengthen the Balance Sheet - Following emergence from bankruptcy, the Company's balance sheet continued to carry a significant amount of indebtedness, including substantial employee retirement benefit obligations. Servicing these debts and reducing the associated carrying costs and economic risks were identified as priorities.

•	Enhance Shareholder Returns - The Company also declared its intent to make shareholder returns a priority.

Climate Consolidation

During the first quarter of 2013, the ownership structure of Visteon’s thermal energy management businesses was changed in connection with the sale of certain of Visteon climate subsidiaries, joint venture investments and related intellectual properties to Halla (“Climate Consolidation”). With effect from February 1, 2013, the climate business as combined under Halla has been operating as HVCC. Visteon holds an approximate 70% controlling ownership interest in HVCC, which is headquartered in South Korea and is one of only two global full-line automotive thermal management suppliers. The Climate Consolidation qualified as a common control transaction.

Interiors Exit

In May 2014 Visteon reached an agreement to divest substantially all of its global Interiors business (the "Interiors Divestiture") pursuant to a Master Purchase Agreement, as subsequently amended (the “Purchase Agreement”). Effective November 1, 2014, the Company closed on the majority of the Interiors Divestiture (the "Master Closing"). Subsequent to the Master Closing, Visteon completed the sale of interiors operations in India and Thailand on December 1, 2014 and February 2, 2015, respectively. Remaining interiors operations subject to the Interiors Divestiture, which are located in Argentina and Brazil, are expected to close by the third quarter of 2015.

On August 12, 2013, Visteon entered into a Master Agreement (the “Master Agreement”) with Huayu Automotive Systems Company Limited (“HASCO”), Yanfeng Visteon Automotive Trim Systems Co., Ltd. (“Yanfeng”) and Yanfeng Visteon Automotive Electronics Co., Ltd. (“YFVE”), pursuant to which, among other things, Visteon and HASCO agreed to modify their existing interests in automobile interiors and electronics joint ventures in the People’s Republic of China, including Yanfeng and YFVE (the "Yanfeng Transactions"). Pursuant to the Master Agreement, among other transactions, (i) Visteon agreed to sell its 50% ownership interest in Yanfeng, (ii) Visteon agreed to sell its ownership interests in other Yanfeng-related interiors joint ventures, and (iii) Visteon agreed to subscribe to an additional 11% ownership interest in YFVE.

Electronics Optimization

Effective July 1, 2014 Visteon acquired substantially all of the global automotive electronics business of Johnson Controls Inc. for the aggregate purchase price of $297 million funded with cash on hand, including $31 million of cash and equivalents at the acquired business (the Electronics Acquisition"). The Electronics Acquisition is expected to enhance Visteon's competitive position in the fast-growing vehicle cockpit electronics segment by strengthening its global scale, manufacturing and engineering footprint, product portfolio an customer penetration. Sales for the acquired business were approximately $1.3 billion for the annual period ended September 30, 2013. On a combined basis, the Company's Electronics business is expected to have approximately $3 billion in annual revenue with a No.2 global position in driver information and above-average growth rates for the cockpit electronics segment, supplying nine of the world's ten largest vehicle manufacturers.

On November 7, 2013 and in connection with the Yanfeng Transactions, Visteon made a cash payment of $58 million to subscribe to an additional 11% ownership interest in YFVE. This step acquisition increased Visteon's direct ownership interest in YFVE from a non-controlling 40% direct ownership interest to a controlling 51% direct ownership interest. YFVE is based in China with revenue of $344 million for the year ended December 31, 2014.

Strengthen the Balance Sheet

On July 16, 2014, the Company entered into an agreement to transfer approximately $350 million of U.S. pension assets to Prudential Insurance Company of America, to settle approximately $350 million of its U.S. outstanding pension obligation. As a result, the Company substantially lowered the related economic volatility associated with the pension obligation.

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

Enhance Shareholder Returns

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

In March 2013, the Company entered into an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. Under the program, the Company paid the financial institution $125 million and received an initial delivery of 1,713,502 shares of common stock. The value of those shares on the date of delivery was $100 million at $58.36 per share and is included in common stock held in treasury. On April 17, 2013, the program concluded and the Company received an additional 495,576 shares. The final settlement price for all shares delivered under the program was $56.58.

In August 2013, the Company's board of directors raised the authorization of its remaining share repurchase program from $125 million to $1 billion over the next two years. The Company entered into another ASB program in August 2013 with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. The Company paid the financial institution $125 million and received an initial delivery of 1,368,925 shares of common stock. The value of those shares on the date of delivery was $100 million at $73.05 per share and is included in common stock held in treasury. On December 20, 2013, the program concluded and the Company received an additional 307,975 shares. The final settlement price for all shares delivered under the program was $74.54.

On May 8, 2014, the Company announced another ASB program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $500 million. Under the program, the Company paid the financial institution $500 million and received an initial delivery of 3,394,157 shares of common stock using a reference price of $92.07, and an additional delivery of 1,129,001 shares of common stock following the conclusion of the hedge period which determined a certain minimum amount of shares guaranteed under a portion of the program that had a maximum per share price of $100.54. The final settlement will be generally based on the volume-weighted average price of the Company's common stock over a period of up to approximately 12 months, less a negotiated discount, 50 percent of which will be subject to a maximum per share price. On October 15, 2014, the capped portion of the program concluded, and the Company received an additional 112,269 shares. The final settlement price for all shares delivered under the capped portion of the program was $96.19. As of December 31, 2014, $375 million remained authorized and available for repurchase through December 31, 2015. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market or privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other.

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

Financial Information about Segments

The Company's operating structure is organized by global product lines, including Climate, Electronics and Other. These global product lines have financial and operating responsibility over the design, development and manufacture of the Company's product portfolio. The Company's reportable segments are as follows:

•
Climate - The Company's Climate segment provides thermal energy management products to customers, including climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport and engine induction systems.

•
Electronics - The Company's Electronics segment provides vehicle cockpit electronics products to customers, including audio systems, infotainment systems, driver information systems, connectivity and telematics solutions, climate controls, and electronic control modules.

•	Other - The Company's Other product line includes entities located in South America and Europe previously associated with the Interiors business but not subject to the Interiors Divestiture.

Further information relating to the Company’s reportable segments can be found in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (Note 24, “Segment Information,” to the Company’s consolidated financial statements).

The Company’s Products

The following discussion provides an overview description of the products associated with major design systems within each of the Company’s global product lines.

Climate
The Company designs and manufactures thermal energy management components, modules and systems that provide automotive heating, ventilation, air conditioning and powertrain cooling.

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

Electronics
The Company designs and manufactures vehicle cockpit electronics components, modules and systems including advanced cockpit domain controllers, in-vehicle entertainment, driver information, wireless communication, climate control and body and security electronics products.

Electronics Products	Description
Cockpit Domain Controllers
The Company offers integrated advanced electronic control units leveraging the industry's latest microprocessor technology to deliver multi-domain products. These unified cockpit solutions are marketed under the brand SmartCore™.

Audio / Infotainment Systems
The Company offers a range of audio/infotainment products, including audio head units, infotainment head units, connectivity solutions and various amplifiers and rear seat family entertainment systems. Premium audio and infotainment products are marketed under the brand OpenAir™.

Driver Information Systems
The Company offers a complete line of instrument clusters, heads up and information displays ranging from standard analog-electronic clusters to high resolution, fully-configurable TFT devices across multiple vehicle segments. Heads up displays display the desired image on a combiner or directly on the vehicle windscreen. Information displays can integrate a range of user interface technologies and graphics management capabilities. Premium instrumentation products are marketed under the brand LightScape™.

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

Other
The Company's Other product line includes entities located in South America and Europe previously associated with the Interiors business but not subject to the Interiors Divestiture. The Company designs and manufactures cockpit modules, instrument panels, door and console modules and interior trim.

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

The Company’s Customers

The Company sells its products primarily to global vehicle manufacturers including BMW, Chrysler, Daimler, Ford, General Motors, Honda, Hyundai, Kia, Mazda, Mitsubishi, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen, as well as emerging new vehicle manufacturers in Asia. To a lesser degree, the Company also sells products for use as aftermarket and service parts to automotive original equipment manufacturers and others for resale through independent distribution networks. Hyundai Kia Automotive Group is one of the Company's largest customers, accounting for 36% of sales in 2014, 33% of sales in both 2013 and 2012. Additionally, Ford is one of the Company's largest customers and accounted for approximately 27% of sales in 2014, 28% of sales in 2013 and 27% of sales in 2012.

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

The Company’s Competition

The automotive sector is concentrated, but operates under highly competitive conditions resulting from the globalized nature of the industry, high fixed costs and the resulting need for scale economies, market dynamics including share in mature economies and positioning in emerging economies, and the low cost of switching for the end consumer. Accordingly, OEMs rigorously evaluate suppliers on the basis of financial viability, product quality, price competitiveness, technical expertise and development capability, new product innovation, reliability and timeliness of delivery, product design and manufacturing capability and flexibility, customer service and overall management. The Company's primary independent competitors include Behr GmbH & Co. KG, Calsonic Kansei, Continental AG, Delphi Corporation, Denso Corporation, Faurecia Group, Hyundai Mobis Co., Ltd., International Automotive Components Group, Magna International Inc., Panasonic Corporation, Pioneer Corporation, Robert Bosch GmbH, Sanden Corporation and Valéo S.A.

The Company’s Product Sales Backlog

Expected net product sales in Electronics segment for 2015 through 2018 from new programs, less net sales from phased-out, lost and canceled programs are approximately $500 million. The Company’s estimate of expected net sales may be impacted by various assumptions, including vehicle production levels on new programs, customer price reductions, currency exchange rates and the timing of program launches. In addition, the Company typically enters into agreements with its customers at the beginning of a vehicle’s life for the fulfillment of customers’ purchasing requirements for the entire production life of the vehicle. These agreements generally may be terminated by customers at any time and, accordingly, expected net sales information does not represent firm orders or firm commitments.

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

The Company’s Workforce and Employee Relations

The Company’s workforce as of December 31, 2014 included approximately 25,500 persons, of which approximately 9,500 were salaried employees and 16,000 were hourly workers. Many of the Company’s employees are members of industrial trade unions and confederations within their respective countries, including Europe, Asia and South America. Many of these organizations operate under collectively bargained contracts that are not specific to any one employer. The Company constantly works to establish and maintain positive, cooperative relations with its unions around the world and believes that its relationships with unionized employees are satisfactory. The Company experienced work stoppages of varying lengths in Europe, South America and Asia during the past three years. These stoppages primarily were either national in nature, aimed at customers or were in anticipation of Company restructuring activities at particular facilities.

The Company’s Product Research and Development

The Company’s research and development efforts are intended to maintain leadership positions in core product lines and provide the Company with a competitive edge as it seeks additional business with new and existing customers. The Company also works with technology development partners, including customers, to develop technological capabilities and new products and applications. Total research and development expenditures inclusive of amounts associated with discontinued operations, were approximately $446 million in 2014, $325 million in 2013, and $299 million in 2012.

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

The Company’s Raw Materials and Suppliers

Raw materials used by the Company in the manufacture of its products include aluminum, resins, precious metals, steel, urethane chemicals and electronics components. All of the materials used are generally available from numerous sources. In general, the Company does not carry inventories of raw materials in excess of those reasonably required to meet production and shipping schedules. As of December 31, 2014 the Company had not experienced any other significant shortages of raw materials. The Company monitors its supply base and endeavors to work with suppliers and customers to attempt to mitigate the impact of potential material shortages and supply disruptions. While the Company does not anticipate any significant interruption in the supply of raw materials, there can be no assurance that sufficient sources or amounts of all necessary raw materials will be available in the future.

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

Impact of Environmental Regulations on the Company

The Company is subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. The Company is also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties it presently owns or operates and at third-party disposal or treatment facilities to which these sites send or arranged to send hazardous waste. The Company makes capital expenditures in the normal course of business as necessary to ensure that its facilities are in compliance with applicable environmental laws and regulations. For 2014, capital expenditures associated with environmental compliance were not material nor did such expenditures have a materially adverse effect on the Company’s earnings or competitive position. The Company does not anticipate that its environmental compliance costs will be material in 2015.

The Company is aware of contamination at some of its properties. The Company is in various stages of investigation and cleanup at these sites and at December 31, 2014, had recorded a reserve of approximately $1 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

The Company’s International Operations

Financial information about sales and net property by major geographic region can be found in Note 24, “Segment Information,” included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations. The following table sets forth the Company’s sales and net property and equipment by geographic region as a percentage of such consolidated total amounts.

	Sales			Property and Equipment, Net
	Year Ended December 31			December 31
	2014	2013	2012	2014	2013
United States	20%	22%	21%	8%	5%
Mexico	1%	1%	—%	1%	2%
Canada	1%	1%	2%	2%	1%
Intra-region eliminations	—%	—%	—%	—%	—%
Total North America	22%	24%	23%	11%	8%
Portugal	8%	9%	8%	7%	7%
Slovakia	6%	6%	6%	5%	4%
France	5%	4%	4%	4%	5%
Hungary	3%	5%	5%	4%	5%
Czech Republic	3%	4%	4%	5%	3%
Germany	2%	2%	3%	2%	2%
Turkey	2%	1%	1%	1%	—%
Tunisia	1%	—%	—%	1%	—%
Other Europe	2%	2%	2%	4%	7%
Intra-region eliminations	(2)%	(4)%	(3)%	—%	—%
Total Europe	30%	29%	30%	33%	33%
Korea	29%	34%	34%	31%	33%
China	20%	18%	13%	15%	13%
India	4%	3%	5%	5%	6%
Japan	4%	3%	4%	1%	1%
Thailand	3%	4%	4%	2%	2%
Intra-region eliminations	(5)%	(8)%	(7)%	—%	—%
Total Asia	55%	54%	53%	54%	55%
South America	3%	4%	4%	2%	4%
Inter-region eliminations	(10)%	(11)%	(10)%	—%	—%
	100%	100%	100%	100%	100%

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

Hyundai Kia Automotive Group (“Hyundai Kia”) has rapidly become one of the Company’s largest customers, accounting for 36% of sales in 2014, 33% of sales in both 2013 and 2012. Additionally, Ford is one of the Company’s largest customers and accounted for 27% of sales in 2014, 28% of sales in 2013, and 27% of sales in 2012. Accordingly, any change in Hyundai Kia's and/or Ford's vehicle production volumes will have a significant impact on the Company’s sales volume and profitability.

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

In addition, as a result of our global presence, a significant portion of the Company's revenues and expenses is denominated in currencies other than the U.S. dollar. The Company is therefore subject to foreign currency risks and foreign exchange exposure. The Company's primary exposures are to the Korean Won, Euro, Japanese Yen, Chinese Renminbi, Indian Rupee, Mexican Peso, Czech Koruna, and Hungarian Forint. While the Company employs financial instruments to hedge transactional foreign exchange exposure, these activities do not insulate us completely from those exposures. Exchange rates can be volatile and could adversely impact our financial results and comparability of results from period to period. Specifically, there is concern regarding the overall stability of the euro and the future of the euro as a single currency given the diverse economic and political circumstances in individual Eurozone countries. Potential negative developments and market perceptions related to the euro could adversely affect the value of the Company's euro-denominated assets, as well as those of the Company's customers and suppliers.

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

The Company’s credit agreements include standard restrictive covenants. These covenants could impair the Company’s financing and operational flexibility and make it difficult to react to market conditions and satisfy ongoing capital needs and unanticipated cash requirements. Specifically, such covenants may restrict the ability and, if applicable, the ability of the subsidiaries to, among other things:

•	incur significant additional debt;

•	make certain investments;

•	enter into certain types of transactions with affiliates;

•	limit dividends or other certain payments by restricted subsidiaries;

•	use assets as security in other transactions;

•	pay dividends on common stock or repurchase equity interests other than those expressly permitted;

•	sell certain assets or merge with or into other companies;

•	guarantee the debts of others;

•	enter into new lines of business; and

•	form joint ventures or make subsidiary investments.

In addition, the credit agreements require the Company to periodically meet various financial ratios and tests which include a financial net leverage covenant, as well as certain maximum net leverage levels in order to take certain corporate actions such as incur additional debt or make restricted payments in excess of those expressly permitted, or for excess cash flow mandatory prepayments. These financial covenants and tests could limit the ability to react to market conditions or satisfy extraordinary capital needs and could otherwise restrict the Company’s financing and operations. The Company’s ability to comply with the covenants and other terms of the credit agreements will depend on future operating performance. If the Company fails to comply with such covenants and terms, the Company would be required to obtain waivers from the lenders to maintain compliance under such agreements. If the Company is unable to obtain any necessary waivers and the debt under the credit agreements is accelerated, it could have a material adverse effect on the financial condition and future operating performance.

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

Many of the Company’s employees participate in defined benefit pension plans or retirement/termination indemnity plans. Effective December 31, 2011, active salaried employees in the U.S. ceased to accrue benefits under the existing defined benefit pension plan. The Company’s worldwide pension obligations exposed the Company to approximately $514 million in unfunded liabilities as of December 31, 2014, of which approximately $188 million and $326 million was attributable to unfunded U.S. and non-U.S. pension obligations, respectively.

The Company has previously experienced declines in interest rates and pension asset values. Future declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially deteriorate the funded status of the Company’s plans and affect the level and timing of required contributions in 2015 and beyond. Additionally, a material deterioration in the funded status of the plans could significantly increase pension expenses and reduce the Company’s profitability.

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

The Company regularly monitors its goodwill and long-lived assets for impairment indicators. The Company performs either a qualitative or quantitative assessment of goodwill for impairment at the reporting unit level on an annual basis. In conducting the impairment analysis of long-lived assets, the Company compares the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. Changes in economic or operating conditions impacting the estimates and assumptions could result in the impairment of goodwill or long-lived assets. In the event that the Company determines that its goodwill or long-lived assets are impaired, the Company may be required to record a significant charge to earnings that could materially affect the Company’s results of operations and financial condition in the period(s) recognized. The Company recorded asset impairment charges of $190 million and $24 million in 2014 and 2012, respectively, to adjust the carrying value of certain assets to their estimated fair value. In addition, the Company cannot provide assurance that it will be able to recover remaining net deferred tax assets, which are dependent upon achieving future taxable income in certain foreign jurisdictions. Failure to achieve its taxable income targets may change the Company’s assessment of the recoverability of its remaining net deferred tax assets and would likely result in an increase in the valuation allowance in the applicable period. Any increase in the valuation allowance would result in additional income tax expense, which could have a significant impact on the Company’s future results of operations.

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

The Company's principal executive offices are located in Van Buren Township, Michigan. As of December 31, 2014, the Company and its consolidated subsidiaries owned or leased approximately:

•	41 corporate offices, technical and engineering centers and customer service centers in seventeen countries around the world, of which 38 were leased and 3 were owned;

•
32 Climate manufacturing and/or assembly facilities in the United States, Canada, Mexico, Czech Republic, France, Hungary, Portugal, Russia, Slovakia, Turkey, China, India, South Korea, Thailand, Brazil and Argentina, of which 14 were leased and 18 were owned;

•
20 Electronics manufacturing and/or assembly facilities in Mexico, Portugal, Russia, Slovakia, Tunisia, India, Japan, South Korea, China, Thailand and Brazil, of which 14 were leased and 6 were owned; and

•	5 Other manufacturing and/or assembly facilities in France, Germany, Brazil and Argentina, of which 2 were leased and 3 were owned.
In addition, the Company's non-consolidated affiliates operate approximately 11 manufacturing and/or assembly locations, primarily in the Asia Pacific region. The Company considers its facilities to be adequate for its current uses.

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

On March 29, 2012, the Korean Supreme Court ruled that regular bonuses should be included for purposes of calculating the ordinary wage of applicable employees, which was contrary to previous legal precedent and the position of the Korean Ministry of Employment and Labor. On December 18, 2013, the Korean Supreme Court issued an en banc decision clarifying that (i) regular bonuses, should be included for purposes of calculating such ordinary wage, and (ii) certain incentive pay and family allowances may also be included for purposes of calculating such ordinary wage if they were paid to employees as consideration for the labor actually provided by them. The court also indicated that employers could be excused from liability for excluding such regular bonuses from ordinary wages where an express or implied management-labor agreement or practice to exclude such amounts existed and to require such payment would cause “serious managerial difficulty.” The Company is evaluating the potential financial impact of these new court rulings, and is not able to determine at this time whether it will have a material impact on the results of operations and cash flows of its South Korean subsidiaries. However, the Company believes it qualifies for this provision for prior periods. In addition, on May 24, 2013, Halla Visteon Climate Control Union in Korea, representing 891 hourly employees of HVCC, filed a legal petition with Seoul Southern District Court, claiming unpaid statutory benefits for the past three years based on the initial Supreme Court ruling. At a hearing held on September 26, 2014, the plaintiffs submitted a final revised claim amount of approximately 44 billion Korean won (approximately $40 million). At this time, the Company is not able to estimate the possible loss or range of loss in connection with this matter.

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

Toyota Industries Corporation ("TICO") filed a patent infringement claim with the Seoul Central District Court on March 18, 2014, requesting HVCC to discontinue production of its RS compressors and dispose of inventories and manufacturing facilities. Court hearings were held in June, August and September 2014. A technological explanation session for each party to demonstrate whether HVCC’s products in issue infringe TICO’s patent was held in October 2014, and the parties augmented their final arguments in the hearing held in November 2014. TICO has also filed a similar patent infringement claim against HVCC’s Japanese subsidiary in December 2014, requesting HVCC’s Japanese subsidiary to discontinue its importation and sale of HVCC’s RS compressors into Japan. On January 16, 2015, the Seoul Central District Court issued a decision in favor of TICO. HVCC has appealed this decision and believes that it is reasonably possible for HVCC to ultimately prevail in this matter. However, if HVCC is not successful in overturning the district court’s decision, or otherwise invalidating TICO’s patent, and HVCC was required to discontinue production of its RS compressors allegedly infringing TICO’s  patent, the impact on HVCC’s operations and financial results could be material. At this time, the Company is not able to estimate the possible loss or range of loss in connection with this matter.

The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of December 31, 2014, the Company maintained accruals of approximately $9 million for claims aggregating approximately $150 million. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

Several current and former employees of Visteon Deutschland GmbH (“Visteon Germany”) filed civil actions against Visteon Germany in various German courts beginning in August 2007 seeking damages for the alleged violation of German pension laws that prohibit the use of pension benefit formulas that differ for salaried and hourly employees without adequate justification. Several of these actions have been joined as pilot cases. In a written decision issued in April 2010, the Federal Labor Court issued a declaratory judgment in favor of the plaintiffs in the pilot cases. To date, more than 750 current and former employees have filed similar actions or have inquired as to or been granted additional benefits, and an additional 600 current and former employees are similarly situated. The Company's remaining reserve for unsettled cases is approximately $9 million and is based on the Company’s best estimate as to the number and value of the claims that will be made in connection with the pension plan. However, the Company’s estimate is subject to many uncertainties which could result in Visteon Germany incurring amounts in excess of the reserved amount of up to approximately $11 million.

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

On September 1, 2010, the Company filed a Notice of Appeal to the District Court of the Court's decision to include non-appealing retirees, and on September 15, 2010, the UAW filed a Notice of Cross-Appeal. On July 25, 2012, the District Court ruled in favor of the Company on both appeals, and the UAW appealed this ruling to the Circuit Court. On August 28, 2014, the Circuit Court affirmed the District Court's rulings. The UAW filed a petition for rehearing, which the Circuit Court denied on October 2, 2014. The Company reached an agreement with the original appellants in late-September 2010, which resulted in the Company not restoring other postretirement employee benefits of such retirees. On September 30, 2010, the UAW filed a complaint, which it amended on October 1, 2010, in the United States District Court for the Eastern District of Michigan seeking, among other things, a declaratory judgment to prohibit the Company from terminating certain other postretirement employee benefits for UAW retirees after October 1, 2010. The parties reached a preliminary settlement agreement in January 2013, but it was later terminated by the plaintiffs. On October 22, 2013, the U.S. District Court for the Eastern District of Michigan issued an order denying the Company's motion to dismiss the UAW's complaint and granted its motion to transfer the case to the U.S. District Court for the District of Delaware. The UAW filed a petition for a writ of mandamus with the U.S. Court of Appeals for the Sixth Circuit, requesting the court vacate the transfer of the case. In May 2014, the U.S. Court of Appeals for the Sixth Circuit denied the UAW's petition. The UAW requested a panel rehearing or rehearing en banc, which was denied by the Sixth Circuit Court of Appeals on August 13, 2014. On October 1, 2014, the Company filed a motion for judgment on the pleadings before the Delaware District Court. On November 25, 2014, the UAW filed a request for oral argument on the motion. As of December 31, 2014, the Company maintains an accrual for claims that are deemed probable of loss and are reasonably estimable.

While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.

Item 4.	Mine Safety Disclosures

None

Item 4A.	Executive Officers and Key Employees

The following table shows information about the executive officers of the Company and other key employees. Ages are as of February 1, 2015:

Name	Age	Position
Timothy D. Leuliette	65	President and Chief Executive Officer
Jeffrey M. Stafeil	45	Executive Vice President and Chief Financial Officer
Martin T. Thall	53	Executive Vice President and President, Electronics Product Group
Michael J. Widgren	46	Senior Vice President, Corporate Controller and Chief Accounting Officer
Peter M. Ziparo	45	Vice President and General Counsel
Yong Hwan Park	58	President and Chief Executive Officer, Halla Visteon Climate Control Corporation

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

Peter M. Ziparo has been Visteon's Vice President and General Counsel since April 2014. Prior to that, he was Assistant General Counsel since 2005 and Associate General Counsel since joining the Company in October 2002. Before joining Visteon, Mr. Ziparo was a corporate associate with Morrison & Foerster LLP and Chadbourne & Parke LLP.

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

As of February 17, 2015, the Company had 44,438,803 shares of its common stock $0.01 par value outstanding, which were owned by 9,869 shareholders of record. The table below shows the high and low sales prices per share for the Company’s successor common stock as reported by the NYSE for each quarterly period for the last two years.

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$88.44	$97.01	$108.29	$106.86
Low	$79.22	$84.19	$95.5	$84.55

	2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$61.50	$66.49	$77.60	$82.23
Low	$50.00	$52.26	$59.95	$72.50
No dividends were paid by the Company on its common stock during the years ended December 31, 2014, 2013 or 2012. The Company’s Board of Directors (the “Board”) evaluates the Company’s dividend policy based on all relevant factors. The Company’s credit agreements limit the amount of cash payments for dividends that may be made. Additionally, the ability of the Company’s subsidiaries to transfer assets is subject to various restrictions, including regulatory requirements and governmental restraints. Refer to Note 7, “Investments in Affiliates,” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the fourth quarter of 2014.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
Oct. 1, 2014 to Oct. 31, 2014	10,540	$95.94	112,269	$375
Nov. 1, 2014 to Nov. 30, 2014	—	—	—	$375
Dec. 1, 2014 to Dec. 31, 2014	—	—	—	$375
Total	10,540	$95.94	112,269	$375

(1)
This column includes 10,540 shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share and stock unit awards made pursuant to the Visteon Corporation 2010 Incentive Plan.

(2)
On August 11, 2013, the board of directors increased its share repurchase program authorization by $875 million to a total authorization to repurchase up to $1 billion of the Company's common stock thereafter until December 31, 2015. In May 2014, the Company entered into an accelerated stock buyback "(ASB") program with a third-party financial institution to repurchase shares of common stock for an aggregate purchase price of $500 million. Under the ASB program, the Company paid the financial institution $500 million and received an initial delivery of 3,394,157 shares of common stock using a reference price of $92.07, and an additional delivery of 1,129,001 shares of common stock following the conclusion of the hedge period which determined a certain minimum amount of shares guaranteed under a portion of the program that had a maximum per share price of $100.54. The program is expected to be concluded in the first half of 2015. On October 15, 2014, the capped portion of the program concluded, and the Company received an additional 112,269 shares. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions, non-discretionary programs or in privately negotiated transactions depending on market and economic conditions, share price, trading volumes, alternative uses of capital and other factors.

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

Performance Graph

The following graph compares the cumulative total stockholder return from October 1, 2010, the date of the Company's emergence from Chapter 11 bankruptcy proceedings, through December 31, 2014 for its existing common stock, the S&P 500 Index and the Dow Jones U.S. Auto Parts Index. Because the value of the Company's predecessor common stock bears no relation to the value of its existing common stock, the graph below reflects only the Company's existing common stock. The graph below assumes that $100 was invested on October 1, 2010 in each of the Company's existing common stock, the stocks comprising the S&P 500 Index and the stocks comprising the Dow Jones U.S. Auto Parts Index, and that all that dividends have been reinvested.

	October 1, 2010	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014
Visteon Corporation	$100.00	$123.80	$83.20	$89.70	$136.50	$178.10
S&P 500	$100.00	$110.30	$112.60	$130.60	$172.90	$196.50
Dow Jones U.S. Auto & Parts Index	$100.00	$127.80	$111.30	$122.70	$178.30	$189.60
The above comparisons are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's common stock or the referenced indices.

Item 6.	Selected Financial Data

The following statement of operations, statement of cash flow and balance sheet data were derived from the Company's consolidated financial statements for the years ended December 31, 2014, 2013, 2012 and 2011, and the three month period ended December 31, 2010 and nine month period ended October 1, 2010. This information should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

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

		Successor				Predecessor
	Year Ended December 31	Year Ended December 31	Year Ended December 31	Year Ended December 31	Three months Ended December 31	Nine Months Ended October 1
	2014	2013	2012	2011	2010	2010
	(Dollars in Millions, Except Per Share Amounts)
Statement of Operations Data:
Net sales	$7,509	$6,371	$5,715	$5,622	$1,311	$3,903
Net income from continuing operations	137	785	229	187	128	678
(Loss) income from discontinued operations, net of tax	(343)	(10)	(62)	(33)	(23)	318
Net (loss) income attributable to Visteon Corporation	$(295)	$690	$100	$80	$86	$940

Basic earnings (loss) per share
Continuing operations	$0.70	$14.08	$3.10	$2.36	$2.25	$4.80
Discontinued operations	(7.14)	(0.28)	(1.21)	(0.80)	(0.54)	2.41
Basic (loss) earnings attributable to Visteon Corporation	$(6.44)	$13.80	$1.89	$1.56	$1.71	$7.21

Diluted earnings (loss) per share
Continuing operations	$0.68	$13.77	$3.08	$2.33	$2.18	$4.80
Discontinued operations	(6.93)	(0.27)	(1.2)	(0.79)	(0.52)	2.41
Diluted (loss) earnings attributable to Visteon Corporation	$(6.25)	$13.50	$1.88	$1.54	$1.66	$7.21

Balance Sheet Data:
Total assets	$5,323	$6,027	$5,156	$4,969	$5,208	N/A
Total debt	$981	$730	$569	$599	$561	N/A
Total Visteon Corporation stockholders' equity	$865	$1,920	$1,385	$1,307	$1,260	N/A

Statement of Cash Flows Data:
Cash provided from operating activities	$284	$312	$239	$175	$154	$20
Cash provided from (used by) investing activities	$(740)	$698	$(40)	$(331)	$(76)	$(75)
Cash used by financing activities	$(359)	$(141)	$(115)	$(3)	$(40)	$(42)

Year Ended December 31, 2014

On July 1, 2014, the Company completed the acquisition of substantially all of the global automotive electronics business of Johnson Controls Inc. for an aggregate purchase price of $297 million, including $31 million of cash and equivalents at the acquired business. In August 2014, Halla Visteon Climate Control Corporation ("HVCC") acquired the automotive thermal and emissions business of Cooper-Standard Automotive Inc., a subsidiary of Cooper-Standard Holdings Inc., for cash of $46 million. On September 1, 2014, HVCC completed the acquisition of a controlling 51% equity interest in Japan Climate Systems - Nanjing for $7 million. The Company commenced consolidation of all the acquired businesses from respective dates of acquisition.

In connection with the Interiors Divestiture, the Company recorded losses totaling $326 million during the year ended December 31, 2014. These losses included an asset impairment loss of $190 million recorded during the second quarter of 2014 pursuant to execution of the Purchase Agreement and additional losses of $136 million during the fourth quarter of 2014 pursuant to the Master Closing on November 1, 2014 and the completion of the sale of an Interiors operation in India on December 1, 2014. Additionally, the operating results of Interiors businesses subject to the Interiors Divestiture have been reclassified to (Loss) income from discontinued operations, net of tax for all periods presented.

Year Ended December 31, 2013

During the year ended December 31, 2013 the Company recorded gains totaling $465 million in connection with the Yanfeng Transactions that were included in Income before income taxes, income (loss) from continuing operations, and net income (loss) attributable to Visteon Corporation. These gains included $413 million from the sale of the Company's 50% equity interest in Yanfeng and a gain of $52 million from the remeasurement of Visteon's previous 40% equity interest in YFVE to fair value in connection with the step acquisition of an additional 11%, which resulted in a 51% controlling ownership interest in YFVE. Additionally, during the fourth quarter of 2013, Visteon recorded equity earnings of $27 million, representing its 50% share of a $54 million non-cash gain at Yanfeng. The gain resulted from the deconsolidation of YFVE at Yanfeng pursuant to Visteon's November 2013 step acquisition. Cash received from the sale of the Company's 50% investment in Yanfeng has been included in the table above as Cash provided from investing activities for the year ended December 31, 2013.

Year Ended December 31, 2012

On August 1, 2012, the Company completed the sale of its Lighting operations and the respective results of operations of the Lighting business have been reclassified to (Loss) income from discontinued operations, net of tax for all periods presented.

Nine-Month Predecessor Period Ended October 1, 2010

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

Executive Summary
Description of Business
Visteon Corporation (the "Company" or "Visteon") is a global automotive supplier that designs, engineers and manufactures innovative products for nearly every original equipment vehicle manufacturer ("OEM") worldwide including BMW, Chrysler, Daimler, Ford, General Motors, Honda, Hyundai, Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. Visteon is headquartered in Van Buren Township, Michigan and has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 25,500 employees dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., with a heavy concentration in low-cost geographic regions.

Visteon delivers value for its customers and stockholders through two technology-focused core businesses: vehicle cockpit electronics and thermal energy management. The Company's vehicle cockpit electronics product line includes audio systems, infotainment systems, driver information systems, connectivity and telematics solutions, climate controls, and electronic control modules. The Company's vehicle cockpit electronics business comprises and is reported under the Electronics segment. Visteon’s thermal energy management products include climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport systems, and engine induction systems. Visteon’s thermal energy management business comprises and is reported under the Climate segment.

On December 17, 2014, Visteon and its wholly owned subsidiary, VIHI, LLC entered into a Share Purchase Agreement with Hahn & Co. Auto Holdings Co., Ltd. and Hankook Tire Co., Ltd. to sell all of its outstanding shares in Halla Visteon Climate Control Corporation ("HVCC") for approximately $3.6 billion or KRW 52,000 per share (the “Climate Transaction”). As of December 31, 2014 the Company's net investment in HVCC was approximately $800 million. The Climate Transaction, which is subject to regulatory reviews, shareholder approval and other conditions, is expected to close during the first half of 2015.

The Company's sales for the year ended December 31, 2014 totaled $7.5 billion and were distributed by product group, geographic region, and customer as follows.

Strategic Transformation

In September 2012, the Company announced a comprehensive shareholder value creation plan founded on the pillars of industrial logic, customer focus and financial discipline. The primary objectives of the comprehensive shareholder value creation plan included the consolidation of Visteon's Climate businesses, the exit of the Interiors business, the optimization of the Electronics business, the strengthening of the balance sheet and enhancing shareholder returns. The Company completed the Climate Consolidation during the year ended December 31, 2013 and made substantial progress in achieving the remainder of the strategic transformation objectives during the year ended December 31, 2014.

•
Interiors Exit - On May 1, 2014, the Company reached an agreement to divest substantially all of its global Interiors business (the "Interiors Divestiture") pursuant to a Master Purchase Agreement, as subsequently amended (the “Purchase

Agreement”). Effective November 1, 2014, the Company closed on the majority of the Interiors Divestiture (the "Master Closing"). Subsequent to the Master Closing, the Company completed the sale of Interiors operations in India ("India Closing") and in Thailand on December 1, 2014 and February 2, 2015, respectively. Remaining entities subject to the Interiors Divestiture, which are located in Argentina and Brazil, are expected to close by the third quarter of 2015 and are subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions.

During the year ended December 31, 2014 the Company recorded total losses of $326 million in connection with the Interiors Divestiture. These losses included an impairment loss of $190 million recorded during the second quarter of 2014 in connection with the execution of the Purchase Agreement and additional losses of $136 million recorded during the fourth quarter of 2014 in connection with the Master Closing and the India Closing. Additionally, the Company made cash payments of approximately $150 million, including cash balances transferred, in connection with the Master Closing and the India Closing. The Company expects to record additional losses in connection with the closing of the sales of remaining Interiors operations subject to the Interiors Divestiture in future periods, which are estimated to be approximately $20 million. Additionally, the closing of the sales of remaining Interiors operations subject to the Interiors Divestiture may require cash outflows based on purchase price adjustments at the time of closing.

While the Interiors Divestiture represents the substantial majority of the Company's Interiors business, operations in South America and Europe previously reported within the Interiors segment were excluded from the scope of the Interiors Divestiture. In connection with the preparation of the December 31, 2014 financial statements, the Company determined that an indicator of impairment existed in relation to the long-lived assets of the Europe Interiors operation excluded from the scope of Interiors Divestiture. The Company performed a recoverability test and determined that indicated the assets of this operation were not recoverable. However, no impairment loss was recorded at December 31, 2014 as the fair value of the underlying assets exceeded the respective carrying value. To the extent that a sale transaction becomes more likely to occur in future periods an impairment charge may be required. Additionally, due to certain liabilities and capital requirements of this remaining business, Visteon may be required to contribute cash to such business in connection with any disposition and such amounts could be material. As of December 31, 2014 the Company did not meet the specific criteria necessary for this European Interiors operation to be considered held for sale.

•
Electronics Optimization - Effective July 1, 2014 Visteon acquired substantially all of the global automotive electronics business of Johnson Controls Inc. (the Electronics Acquisition") for the aggregate purchase price of $297 million, including $31 million of cash and equivalents at the acquired business. The Electronics Acquisition is expected to enhance Visteon's competitive position in the fast-growing vehicle cockpit electronics segment by strengthening its global scale, manufacturing and engineering footprint, product portfolio an customer penetration. Net sales for the acquired business were approximately $1.3 billion for the annual period ended September 30, 2013. On a combined basis, the Company's Electronics business is expected to have approximately $3 billion in annual revenue with a No.2 global position in driver information and above-average growth rates for the cockpit electronics segment, supplying nine of the world's ten largest vehicle manufacturers.

In connection with the Electronics Acquisition, the Company expects to achieve $40 million to $70 million in annual cost synergies by the end of 2017. During the three-months ended December 31, 2014 the Company announced a restructuring program designed to achieve transaction synergies by reducing fixed costs and implementing operational improvements across the Electronics product group including administrative, engineering and manufacturing functions. The Company expects to incur approximately $40 million to $60 million in restructuring costs through the duration of the program. Through December 31, 2014, the Company had recorded $37 million of restructuring expense in connection with this program and anticipates recording additional restructuring expenses under this program in future periods as underlying plans are finalized.

•
Strengthen the Balance Sheet - On July 16, 2014, the Company entered into an agreement to transfer approximately $350 of U.S. pension assets to Prudential Insurance Company of America, to settle approximately $350 million of its U.S. outstanding pension obligation. As a result, the Company recorded a settlement gain of $25 million during the year ended December 31, 2014 and substantially lowered the related risk of economic volatility associated with the pension obligation.

•
Enhance Shareholder Returns - On May 8, 2014, the Company announced an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $500 million. Under the program, the Company paid the financial institution $500 million and through the month of May, 2014 received a total of 4,523,158 shares of common stock under the program. On October 15, 2014, the capped portion of the program concluded, and the Company received an additional 112,269 shares bringing the total shares received under the program through December 31, 2014 to 4,635,427. As of December 31, 2014, $375 million remained authorized and available for repurchase through December 31, 2015. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

Global Automotive Industry

The Company conducts its business in the automotive industry, which is capital intensive, highly competitive and sensitive to economic conditions. During 2014 the global automotive industry continued to experience modest global growth. Vehicle production in China outpaced the overall growth rate fueled by increasing consumer demand. Production in North America also increased based on continuing strength in demand, growing exports, and increased localization of production. Europe production showed a modest increase as a collapsing Russian market offset steady growth in the rest of the region. Production in the remaining regions was mixed due to varying economic, political and social factors.

Light vehicle production levels for 2014 by geographic region are provided below (units in millions):

	Light Vehicle Production
	2014	2013	Change
Global	87.4	84.7	3.1%
North America	17.0	16.2	5.0%
South America	3.8	4.5	(15.7)%
Europe	20.1	19.5	3.2%
China	22.9	21.3	7.9%
Japan/Korea	13.7	13.5	1.4%
India	3.6	3.7	(1.6)%
ASEAN	4.0	4.2	(5.6)%

Source: IHS Automotive

Financial Results Summary

Significant aspects of the Company's financial results for the year ended December 31, 2014 include the following.

•
The Company recorded sales of $7,509 million representing an increase of $1,138 million when compared with the year ended December 31, 2013. The increase was primarily due to the Electronics Acquisition, the November 2013 acquisition of a controlling ownership interest in Yanfeng Visteon Electronics Co., Ltd. ("YFVE"), higher production volumes and favorable product mix.

•
Gross margin was $798 million or 10.6% of sales for the year ended December 31, 2014 compared to $638 million or 10.0% of sales for the same period of 2013. The increase was primarily attributable to the Electronics Acquisition, the acquisition of a controlling ownership interest in YFVE and improved cost performance.

•	Net loss attributable to Visteon was $295 million, which included total losses on the Interiors Divestiture of $326 million.

•
Total cash, including restricted cash of $9 million and cash held for sale of $5 million, was $836 million, $866 million lower than December 31, 2013. The Company's total debt was $981 million, $251 million higher than December 31, 2013. As of December 31, 2014 the Company had $145 million of total debt in excess of total cash.

•	The Company generated $284 million of cash from operating activities, a decrease of $28 million compared with the prior year.

•	Cash used by investing activities of $740 million included $310 million for the Electronics Acquisition and the Thermal Acquisition, and $147 million related to the Interiors Divestiture.

Consolidated Results of Operations - 2014 Compared with 2013

The Company's consolidated results of operations for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31
	2014	2013	Change
	(Dollars in Millions)
Sales	$7,509	$6,371	$1,138
Cost of sales	6,711	5,733	978
Gross margin	798	638	160
Selling, general and administrative expenses	377	312	65
Restructuring expense	56	36	20
Interest expense	37	46	(9)
Interest income	9	8	1
Loss on debt extinguishment	23	2	21
Equity in net income of non-consolidated affiliates	15	213	(198)
Gain on Yanfeng transactions	—	465	(465)
Other expense, net	68	26	42
Provision for income taxes	124	117	7
Net income from continuing operations	137	785	(648)
Loss from discontinued operations	(343)	(10)	(333)
Net (loss) income	(206)	775	(981)
Net income attributable to non-controlling interests	89	85	4
Net (loss) income attributable to Visteon Corporation	$(295)	$690	$(985)
Adjusted EBITDA*	$702	$600	$102

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

Sales for the year ended December 31, 2014 totaled $7,509 million, which represents an increase of $1,138 million compared with the same period of 2013. The primary drivers of the sales increase included the Electronics Acquisition effective July 1, 2014 and the acquisition of a controlling ownership interest in YFVE effective November 7, 2013, which increased sales by $665 million and $291 million, respectively. Additionally, favorable customer volumes and product mix, related to the Company's Climate and Electronics segments, increased sales by $277 million while favorable currency increased sales by $7 million. The change in currency was primarily attributable to the strengthening Korean Won and Euro, partially offset by the weakening Thai Baht, Indian Rupee and Argentine Peso. Other reductions of $102 million were associated with customer pricing, net of design savings.

Cost of Sales

Cost of sales increased $978 million for the year ended December 31, 2014 when compared with the same period in 2013. The increase includes $1,054 million attributable to increased production volumes, including the Electronics Acquisition and the acquisition of a controlling ownership interest in YFVE, as well as changes in product mix, representing the variable nature of material and labor costs. Foreign currency increased cost of sales by $72 million attributable to strengthening of the Euro, Korean Won and Chinese Yuan, partially offset by weakening of the Japanese Yen, Indian Rupee and the Brazilian Real. Engineering costs increased $31 million, supporting growth in the Climate and Electronics segments. These increases were partially offset by $154 million of net efficiencies including material, design, and usage economics and other costs and a $25 million pension settlement gain.

Gross Margin

The Company's gross margin was $798 million or 10.6% of sales for the year ended December 31, 2014 compared to $638 million or 10.0% of sales for the same period of 2013. The $160 million increase in gross margin included $169 million from favorable volumes and mix, including the impacts of the Electronics Acquisition and the acquisition of a controlling ownership interest in YFVE. Gross margin also included a pension settlement gain of $25 million and favorable other net cost performance of $31 million, primarily driven by material cost efficiencies partially offset by increased engineering costs. These increases were partially offset by $65 million of unfavorable currency.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $377 million and $312 million during the years ended December 31, 2014 and 2013, respectively. The increase of $65 million is primarily driven by the Electronics Acquisition and the acquisition of a controlling ownership interest in YFVE. Additional increases included $9 million from the non-recurrence of cost recoveries associated with divested businesses. Lower incentive compensation costs were a partial offset.

Restructuring Expense

The Company's restructuring reserves and related activity, including amounts attributable to discontinued operations, is summarized below for the year ended December 31, 2014.

	Climate	Electronics	Corporate	Other	Total
	(Dollars in Millions)
Restructuring reserve - December 31, 2013	$1	$—	$3	$25	$29
Expense	18	37	1	15	71
Utilization	(18)	(6)	(4)	(28)	(56)
Business divestiture	—	—	—	(3)	(3)
Foreign currency	—	(1)	—	(1)	(2)
Restructuring reserve - December 31, 2014	$1	$30	$—	$8	$39

The Company recorded and paid employee severance and termination benefit costs of $18 million for approximately 380 employees during the year ended December 31, 2014 related to a program designed to commonize global business systems and processes across its Climate operations for the purpose of reducing costs.

In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve cost savings through transaction synergies. The Company expects to incur approximately $40 million to $60 million of restructuring costs through the duration of the program. During the year ended December 31, 2014, the Company recorded $37 million of severance and termination benefits associated with approximately 600 employees. Approximately $30 million remains accrued at December 31, 2014. The Company anticipates recording additional restructuring charges related to this program in future periods as underlying plans are finalized.

Restructuring activities for the Other segment include the following:

•
The Company recorded $5 million of employee severance and termination benefit costs associated with a previously announced plan to restructure three Interiors facilities located in France and made cash payments of approximately $18 million for related employee severance and termination benefits. As of December 31, 2014 approximately $5 million remains accrued for this program.

•
The Company recorded $6 million of employee severance and termination benefit costs associated with approximately 100 employees at two Interiors facilities located in Spain. The Company made cash payments of $3 million for related employee severance and termination benefits.

•
The Company announced a plan to further reduce the workforce and related processes at an Interiors operation in Brazil and recorded an additional $3 million for employee severance and termination benefits associated with approximately 50 employees and this amount remains accrued as of December 31, 2014.

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

Interest Expense

Interest expense for the year ended December 31, 2014 of $37 million decreased $9 million when compared to $46 million for the same period of 2013 including $20 million attributable to repayments and ultimate settlement of the Company's 6.75% Senior Notes due April 15, 2019 effective May 9, 2014 and $5 million for lower commitment fees and amortization of debt issuance costs. These decreases were partially offset by $13 million associated with a new $600 million term facility entered April 9, 2014 and $3 million on higher affiliate borrowings.

Interest Income

Interest income of $9 million for the year ended December 31, 2014 increased by $1 million when compared to $8 million for the same period of 2013 due to higher average cash balances.

Loss on Debt Extinguishment

The Company recorded losses on debt extinguishment of $23 million and $2 million during the years ended December 31, 2014 and 2013, respectively, related to the repayment and redemption of the Company's 6.75% senior notes due April 15, 2019 including premium paid on the redemption and unamortized original issue discount, debt fees and other debt issue costs.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates totaled $15 million and $213 million for the years ended December 31, 2014 and 2013, respectively, representing a decrease of $198 million. The decrease was primarily attributable to the sale of the Company's 50% ownership interest in Yanfeng during the fourth quarter of 2013.

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

Other Expense, Net

Other expense, net consists of the following:

	Year Ended December 31
	2014	2013
	(Dollars in Millions)
Transformation costs	$31	$33
Integration costs	18	—
Loss on KRW option contract	10	—
Provision for losses on recoverable taxes	8	—
Loss on asset contribution	3	—
Gain on sale of equity interest	(2)	(5)
UK Administration recovery	—	(2)
	$68	$26

The Company recorded transformation costs of $31 million and $33 million for the years ended December 31, 2014 and 2013, respectively, related to financial and advisory services associated with continued execution of its comprehensive shareholder value creation plan, including fees associated with the Electronics Acquisition.

During the year ended December 31, 2014, the Company recorded $18 million of costs to integrate the businesses associated with the Electronics Acquisition. Integration costs incurred were related to re-branding, facility modification, information technology readiness and related professional services. The Company recorded $8 million during the year ended December 31, 2014 to adjust recoverable value-added taxes to net realizable value attributable to business exit activities. In connection with the closure of the Climate facility located in Quilmes, Argentina in 2014, the Company contributed land and building with a net book value of $3 million to the local municipality for the benefit of former employees.

In connection with the Climate Transaction, the Company entered into a foreign currency option contract with a notional value of $2,229 million ("KRW option contract") to manage foreign currency exposure on anticipated KRW denominated proceeds. During the year ended December 31, 2014, the Company recorded a loss of $10 million to reflect the change in the fair value of the non-designated portion of this KRW option contract.

In April 2014, the Company completed the sale of its 50% ownership interest in Duckyang Industry Co., Ltd. ("Duckyang"), a Korean automotive interiors supplier. In connection with the transaction, the Company received total cash of approximately $31 million, including $6 million of dividends. The Company recorded a pre-tax gain of approximately $2 million on this transaction during the year ended December 31, 2014. In June 2013, the Company completed the sale of its 20% equity interest in Dongfeng Visteon Automotive Trim Systems Co., Ltd. ("Dongfeng") for proceeds of approximately $20 million and recognized a gain of $5 million during the year ended December 31, 2013.

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

Income Taxes

The Company's provision for income tax was $124 million for year ended December 31, 2014 and reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes, ongoing assessments related to the recognition and measurement of uncertain tax benefits, the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions due to valuation allowances, and other non-recurring tax items.

The Company's provision for income taxes increased $7 million for the year ended December 31, 2014 compared with 2013. The increase included $47 million attributable to the non-recurrence of tax benefits associated with audit closures in 2013 related to reevaluating transfer pricing exposures in Europe and the United States, $6 million associated with non-recurrence of favorable tax law changes in 2013, $4 million attributable to overall changes in the mix of earnings and tax rates between jurisdictions and a $8 million decrease in year-over-year tax benefits resulting from the elimination of valuation allowances. Other changes in the Company’s deferred tax asset valuation allowances did not materially impact net tax expense during the years ended December 31, 2014 or 2013. These increases were partially offset by $7 million lower withholding taxes and $51 million related to the non-recurrence of China tax associated with the gain on the Yanfeng transactions in 2013.

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

Discontinued Operations

The operations subject to the Interiors Divestiture met conditions required to qualify for discontinued operations reporting as of June 30, 2014. Accordingly, the results of operations for Interiors business subject to the Interiors Divestiture have been reclassified to (Loss) income from discontinued operations, net of tax in the Consolidated Statements of Operations for the year ended December 31, 2014 and 2013. Discontinued operations are summarized as follows:

	Year Ended December 31
	2014	2013
	(Dollars in Millions)
Sales	$834	$1,068
Cost of sales	774	1,022
Gross margin	60	46
Selling, general and administrative expenses	45	55
Long-lived asset impairments	190	—
Loss on interiors divestiture	136	—
Restructuring expense	15	3
Interest expense	—	1
Other expenses	16	7
Loss from discontinued operations before income taxes	(342)	(20)
Benefit from income taxes	1	(10)
Loss from discontinued operations, net of tax	$(343)	$(10)

Net (Loss) Income

Net loss attributable to Visteon was $295 million for the year ended December 31, 2014 compared to a net income of $690 million for the same period of 2013. Adjusted EBITDA (a non-GAAP financial measure, as defined below) was $702 million for the year ended December 31, 2014, representing an increase of $102 million when compared with Adjusted EBITDA of $600 million for the same period of 2013. The increase in Adjusted EBITDA included $130 million of favorable volume and mix, primarily attributable to the Electronics Acquisition and the acquisition of a controlling ownership interest in YFVE. Currency movements unfavorably impacted Adjusted EBITDA for the year ended December 31, 2014 by $66 million, largely related to the strengthening Korean Won, which positively impacts the Company's sales but negatively impacts the Company's profits given greater cost exposure to the Korean Won than sales exposure. Adjusted EBITDA in 2014 was also impacted by higher material, manufacturing and other cost efficiencies and increased commercial agreements, which more than offset customary customer pricing productivity and increased engineering costs to support future growth.

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

Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States and does not purport to be a substitute for net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and is not intended to be a measure of cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. In addition, the Company uses Adjusted EBITDA (i) as a factor in incentive compensation decisions, (ii) to evaluate the effectiveness of the Company's business strategies and (iii) because the Company's credit agreements use measures similar to Adjusted EBITDA to measure compliance with certain covenants. Adjusted EBITDA, as determined and measured by the Company should not be compared to similarly titled measures reported by other companies. The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2014 and 2013 is as follows:

	Year Ended December 31
	2014	2013	Change
	(Dollars in Millions)
Adjusted EBITDA	$702	$600	$102
Interest expense, net	28	38	(10)
Provision for income taxes	124	117	7
Depreciation and amortization	261	235	26
Restructuring expense	56	36	20
Gain on Yanfeng transactions	—	(465)	465
Loss on debt extinguishment	23	2	21
Other expenses	68	26	42
Non-cash, stock-based compensation expense	12	17	(5)
Pension settlement gain	(25)	—	(25)
Equity in net income of non-consolidated affiliates	(15)	(213)	198
Net income attributable to non-controlling interests	89	85	4
Other	9	4	5
Discontinued operations	367	28	339
Net (loss) income attributable to Visteon Corporation	$(295)	$690	$(985)

Segment Results of Operations - 2014 compared with 2013

The Company's operating structure is organized by global product lines, including Climate, Electronics and Other. These global product lines have financial and operating responsibility over the design, development and manufacture of the Company's product portfolio. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment. The Company's reportable segments are as follows:

•
Climate - The Company's Climate segment provides thermal energy management products to customers, including climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport and engine induction systems.

•
Electronics - The Company's Electronics segment provides vehicle cockpit electronics products to customers, including audio systems, infotainment systems, driver information systems, connectivity and telematics solutions, climate controls, and electronic control modules.

•	Other - The Company's Other product line includes entities located in South America and Europe previously associated with the Interiors business but not subject to the Interiors Divestiture.

Sales

	Climate	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Year ended December 31, 2013	$4,871	$1,455	$193	$(148)	$6,371
Volume and mix	262	15	(63)	53	267
Currency	19	(15)	3	—	7
Electronics Acquisition	—	665	—	—	665
YFVE consolidation	—	291	—	—	291
Other	(60)	(25)	(7)	—	(92)
Year ended December 31, 2014	$5,092	$2,386	$126	$(95)	$7,509

Climate sales increased during the year ended December 31, 2014 by $221 million. Higher production volumes in Asia and Europe increased sales by $262 million. Favorable currency resulted in an increase of $19 million, primarily related to the Korean Won and Euro, partially offset by the Indian Rupee and Argentine Peso. Other changes, totaling $60 million, reflected price productivity, partially offset by increases in commodity pricing and design actions.

Electronics sales increased during the year ended December 31, 2014 by $931 million. The largest drivers of the sales increase were attributable to the Electronics Acquisition and the acquisition of a controlling interest in YFVE. Higher production volumes, primarily in Asia, increased sales by $15 million. Unfavorable currency, primarily related to the Japanese Yen and Indian Rupee decreased product sales by $15 million. Other changes, totaling $25 million, reflected customer pricing net of design changes.

Other sales decreased during the year ended December 31, 2014 by $67 million, including unfavorable volume and product mix of $63 million primarily reflecting the wind down of certain South America businesses.

Cost of Sales

	Climate	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Year ended December 31, 2013	$4,406	$1,295	$180	$(148)	$5,733
Material	194	532	(39)	53	740
Freight and duty	(8)	19	(3)	—	8
Labor and overhead	(8)	87	(4)	—	75
Engineering	22	112	—	—	134
Depreciation and amortization	2	20	—	—	22
Other	22	(3)	(20)	—	(1)
Year ended December 31, 2014	$4,630	$2,062	$114	$(95)	$6,711

Climate material costs increased by $194 million, including $306 million related to higher production volumes, partially offset by $112 million of manufacturing efficiencies and purchasing improvements. Freight and duty costs decreased by $8 million primarily related to the non-recurrence of premium freight charges in Europe and North America. Labor and overhead costs decreased by $8 million related to cost efficiencies at certain North American and European facilities. Engineering increased by $22 million reflecting the timing of new program launches and related engineering cost recoveries. Other increases of $22 million include currency impacts of the mix of receivables and payables denominated in currencies other than functional currencies, partially offset by a pension settlement gain.

Substantially all of the increases in Electronics cost of sales are attributable to the Electronic Acquisition effective July 1, 2014 and the acquisition of a controlling interest in YFVE with effect from November 2013.

Other segment material, freight and duty, and labor and overhead costs decreased by $46 million, primarily related to lower material costs, reflecting lower production volumes related to the wind down for certain programs in South America.

Adjusted EBITDA

Adjusted EBITDA by segment for the years ended December 31, 2014 and 2013 is presented in the table below.

	Year Ended December 31
	2014	2013	Change
	(Dollars in Millions)
Climate	$503	$514	$(11)
Electronics	221	121	100
Other	4	6	(2)
Total Segment Adjusted EBITDA	728	641	$87
Reconciling Item:
Discontinued operations	24	18	6
Corporate	(50)	(59)	9
Total consolidated Adjusted EBITDA	$702	$600	$102

Changes in Adjusted EBITDA by segment are presented in the table below.

	Climate	Electronics	Other	Total
	(Dollars in Millions)
Year ended December 31, 2013	$514	$121	$6	$641
Volume and mix	11	127	(8)	130
Currency	(53)	(11)	(2)	(66)
Other	31	(16)	8	23
Year ended December 31, 2014	$503	$221	$4	728
Reconciling Items:
Discontinued operations				24
Corporate				(50)
Total				$702
Climate Adjusted EBITDA decreased $11 million for the year ended December 31, 2014 when compared to the same period of 2013. The decrease in Climate Adjusted EBITDA primarily reflects unfavorable currency of $53 million related to the Korean Won and Indian Rupee currencies. Increased volumes was a partial offset, improving Adjusted EBITDA by $11 million. The volume improvement includes net new business in Asia, Europe and North America. Other changes of $31 million included higher year-over-year commercial settlements, material, design and other cost efficiencies, partially offset by customer price productivity.

Electronics Adjusted EBITDA increased $100 million for the year ended December 31, 2014 when compared to the same period of 2013. Higher volumes, including the Electronics Acquisition, the acquisition of a controlling interest in YFVE, and favorable product mix, increased Adjusted EBITDA by $127 million. Currency, largely related to the Japanese Yen and Brazilian Real, had an unfavorable impact of $11 million. Other reductions of $16 million reflected customer pricing and higher engineering costs to support future growth partially offset by material, design and other cost efficiencies.

Other Adjusted EBITDA for the year ended December 31, 2014 decreased by $2 million compared to the same period of 2013 due to lower production volumes and a weaker Brazilian Real.

Consolidated Results of Operations - 2013 Compared with 2012

The Company's consolidated results of operations for the years ended December 31, 2013 and 2012 were as follows:

	Year Ended December 31
	2013	2012	Change
	(Dollars in Millions)
Sales	$6,371	$5,715	$656
Cost of sales	5,733	5,178	555
Gross margin	638	537	101
Selling, general and administrative expenses	312	315	(3)
Equity in net income of non-consolidated affiliates	213	226	(13)
Restructuring expense	36	45	(9)
Interest expense, net	38	34	4
Loss on debt extinguishment	2	6	(4)
Gain on Yanfeng transactions	465	—	465
Other expense, net	26	27	(1)
Provision for income taxes	117	107	10
Net income from continuing operations	785	229	556
Loss from discontinued operations	(10)	(62)	52
Net income	775	167	608
Net income attributable to non-controlling interests	85	67	18
Net income attributable to Visteon Corporation	$690	$100	$590
Adjusted EBITDA*	$600	$556	$44

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

Sales for the year ended December 31, 2013 totaled $6,371 million, which represents an increase of $656 million compared with the same period of 2012. Sales increased $608 million driven by growth in the Climate and Electronics segments due to higher production volumes in Asia, North America and Europe. Favorable currency of $68 million also contributed to the increase, primarily attributable to the Euro, Korean Won and Chinese Yuan currencies, partially offset by the Indian Rupee, Japanese Yen and Brazilian Real currencies. The consolidation of YFVE with effect from November 1, 2013 increased sales $66 million. Other reductions of $86 million were associated with customer pricing, net of design savings.

Cost of Sales

Cost of sales increased $555 million for the year ended December 31, 2013 when compared with the same period in 2012. The increase includes $482 million attributable to increased production volumes and changes in product mix, representing the variable nature of material and labor costs. Foreign currency increased cost of sales by $79 million attributable to strengthening of the Euro, Korean Won and Chinese Yuan, partially offset by offset by weakening of the Japanese Yen, Indian Rupee, and the Brazilian Real. Engineering costs increased $25 million, supporting growth in the Climate and Electronics segments. The consolidation of YFVE increased cost of sales by $63 million. These increases were partially offset by $94 million of net efficiencies, primarily related to material, design, and usage economics.

Gross Margin

The Company's gross margin was $638 million or 10.0% of sales for the year ended December 31, 2013 compared to $537 million or 9.4% of sales for the same period of 2012. The increase in gross margin of $101 million was associated with favorable volume and mix of $126 million partially offset by unfavorable currency of $11 million. The consolidation of YFVE increased gross margin by $3 million. Other net cost performance decreased gross margin by $17 million, primarily driven by increased engineering costs.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $312 million and $315 million during the years ended December 31, 2013 and 2012, respectively. The decrease resulted from administrative cost efficiencies and the non-recurrence of prior year costs including pension settlement losses of $4 million, note receivable impairment of $4 million and consulting fees of $5 million. Higher incentive compensation costs and the YFVE consolidation of $4 million were partial offsets.

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

Restructuring Expense

The Company's restructuring reserves and related activity, including amounts attributable to discontinued operations, are summarized below for the year ended December 31, 2013.

	Climate	Electronics	Corporate	Other	Total
	(Dollars in Millions)
Restructuring reserve - December 31, 2012	$1	$1	$3	$34	$39
Expenses	19	—	9	13	41
Reversals	—	(1)	—	(1)	(2)
Utilization	(19)	—	(9)	(21)	(49)
Restructuring reserve - December 31, 2013	$1	$—	$3	$25	$29

The Company recorded and paid employee severance and termination benefits of $19 million for approximately 100 employees during the year ended December 31, 2013 related to a program designed to commonize global business systems and processes across its Climate operations for the purpose of reducing costs.

During the year ended December 31, 2013, the Company recorded and paid employee severance and termination benefits of $9 million attributable to approximately 40 employees in connection with a previously announced program designed to realign its corporate and administrative functions directly to their corresponding operational beneficiary and to reduce corporate administrative costs.

The Company's Other product group recorded $13 million of restructuring expenses during the year ended December 31, 2013. These expenses were related to the following:

•
Approximately $4 million of employee severance and termination benefit costs associated with a previously announced plan to restructure three Europe facilities. The Company made cash payments of approximately $16 million for related employee severance and termination benefits during 2013.

•
Approximately $8 million of employee severance and termination benefit costs for approximately 255 employees associated with a plan to restructure the workforce and related processes at a facility located in Brazil. The Company made cash payments of approximately $4 million during 2013. As of December 31, 2013 approximately $4 million remains accrued for this program.

Interest Expense

Interest expense for the year ended December 31, 2013 of $46 million included $30 million associated with the Company's 6.75% Senior Notes due April 15, 2019, $10 million associated with affiliate debt, and $6 million for commitment fees and amortization of debt issuance costs. During the year ended December 31, 2012, interest expense was $48 million, including $33 million on the 6.75% Senior Notes due April 15, 2019, $7 million for commitment fees and amortization of debt issuance costs, $5 million related to the Korean Bridge Loan and $3 million associated with affiliate debt.

Interest Income

Interest income of $8 million for the year ended December 31, 2013 decreased by $6 million when compared to $14 million for the same period of 2012 due to lower rates and a change in the regional mix of cash.

Loss on Debt Extinguishment

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

Gain on Yanfeng Transactions

During the fourth quarter of 2013, Visteon completed some of the transactions contemplated under the Master Agreement including, but not limited to, the subscription to an additional 11% ownership interest in YFVE and the sale of its 50% ownership interest in Yanfeng. The Company recorded gains totaling $465 million, including a gain of $413 million from the sale of its 50% equity interest in Yanfeng and a gain of $52 million from the remeasurement of Visteon's previous 40% equity interest in YFVE to fair value in connection with the 11% step acquisition, which resulted in a 51% controlling ownership interest in YFVE.

Other Expense, Net

Other expense, net consists of the following:

	Year Ended December 31
	2013	2012
	(Dollars in Millions)
Transformation costs	$33	$27
Gain on sale of joint venture interest	(5)	(19)
UK Administration recovery	(2)	—
Loss on asset contribution	—	14
Impairment of equity investment in VTYC	—	5
	$26	$27
The Company recorded transformation costs of $33 million and $27 million for the years ended December 31, 2013 and 2012, respectively, related to financial and advisory services associated with continued execution of its comprehensive shareholder value creation plan.

In June 2013, the Company completed the sale of its 20% equity interest in Dongfeng Visteon Automotive Trim Systems Co., Ltd. ("Dongfeng") for proceeds of approximately $20 million and recognized a gain of approximately $5 million. In August 2012, the Company sold its 50% ownership interst in R-Tek Limited, a UK-based Interiors joint venture, for cash proceeds of approximately $30 million, which resulted in a gain of $19 million.

During the year ended December 31, 2012 the Company transfered land, building and machinery with a net book value of approximately $14 million to the Spanish government for the benefit of the former Cadiz Electronics employees and the El Puerto de Santa Maria, Spain community.

Income Taxes

The Company's provision for income tax was $117 million for year ended December 31, 2013 and reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes, ongoing assessments related to the recognition and measurement of uncertain tax benefits, the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions due to valuation allowances, and other non-recurring tax items.

The Company's provision for income taxes increased $10 million for the year ended December 31, 2013 compared with 2012. The increase included $51 million of China tax associated with the gain on the Yanfeng transactions and $3 million attributable to overall changes in the mix of earnings and tax rates between jurisdictions and other items. These increases were partially offset by a $34 million tax benefit (including interest) primarily attributable to reevaluating transfer pricing-related exposures in Europe and the United States due to audit closures occurring in 2013, $6 million associated with favorable tax law changes (primarily in Mexico), and a $4 million increase in tax benefits resulting from the elimination of valuation allowances, which was comprised of a $12 million benefit in 2013 related to the elimination of valuation allowances against Korean foreign tax credits as compared to an $8 million benefit in 2012 related to the elimination of deferred tax asset valuation allowances at several foreign subsidiaries in China, India and the Czech Republic. Additionally, other changes in the Company’s deferred tax asset valuation allowances did not materially impact net tax expense during the years ended December 31, 2013 or 2012.

Discontinued Operations

On November 1, 2014, the Company closed on the majority of the Interiors Divestiture (the "Master Closing") and completed the largest phase of the Interiors Divestiture. Additionally, on December 1, 2014 the Company completed the sale of its Interiors operation in India. On August 1, 2012, the Company completed the sale of its Lighting operations for proceeds of approximately $70 million (the "Lighting Transaction"). The results of operations for business subject to the Interiors Divestiture and Lighting Transaction have been reclassified to (Loss) income from discontinued operations, net of tax in the Consolidated Statements of Operations for the year ended December 31, 2013 and 2012. Discontinued operations are summarized as follows:

	Year Ended December 31
	2013	2012
	(Dollars in Millions)
Sales	$1,068	$1,439
Cost of sales	1,022	1,354
Gross margin	46	85
Selling, general and administrative expenses	55	61
Restructuring expense	3	34
Asset impairments	—	19
Interest expense	1	3
Other expense	7	12
Income from discontinued operations before income taxes	(20)	(44)
(Benefits from) provision for income taxes	(10)	18
Loss from discontinued operations, net of tax	$(10)	$(62)
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

Net Income

Net income attributable to Visteon was $690 million for the year ended December 31, 2013 compared to $100 million for the same period of 2012. Adjusted EBITDA (a non-GAAP financial measure, as defined below) was $600 million for the year ended December 31, 2013, representing an increase of $44 million when compared with Adjusted EBITDA of $556 million for the same period of 2012. The increase in Adjusted EBITDA included $126 million of favorable volume and mix primarily attributable to growth in Asia and North America markets, $6 million associated with the Company's consolidation of the YFVE business, partially offset by $11 million of unfavorable currency primarily reflecting stronger Korean Won and weakening Indian Rupee currencies partially offset by the stronger Euro. Adjusted EBITDA also decreased from lower commercial agreements and engineering cost recoveries of $6 million. Higher engineering of $25 million were partially offset by material, design and other cost efficiencies.

Adjusted EBITDA is presented as a supplemental measure of the Company's financial performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company's operating activities across reporting periods. The Company defines Adjusted EBITDA as net income attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of asset impairments, gains or losses on divestitures, discontinued operations, net restructuring expenses and other reimbursable costs, non-cash stock-based compensation expense, certain employee charges and benefits, reorganization items and other non-operating gains and losses. Not all companies use identical calculations and, accordingly, the Company's presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. Through December 31, 2013, the Company's definition of Adjusted EBITDA was inclusive of net income attributable to non-controlling interests and equity in net income of non-consolidated affiliates. Following the December 17, 2013 disposition of its 50% ownership interest in Yanfeng, the Company modified its definition of Adjusted EBITDA to exclude net income attributable to non-controlling interests and equity in net income of non-consolidated affiliates as management believes this measure is most reflective of the operational performance of the Company's operating segments. Accordingly, Adjusted EBITDA for historical periods has been recast on basis consistent with the current definition.

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

	Year Ended December 31
	2013	2012	Change
	(Dollars in Millions)
Adjusted EBITDA	$600	$556	$44
Interest expense, net	38	34	4
Provision for income taxes	117	107	10
Depreciation and amortization	235	229	6
Restructuring expenses	36	45	(9)
Gain on Yanfeng transactions	(465)	—	(465)
Loss on debt extinguishment	2	6	(4)
Other expense, net	26	27	(1)
Non-cash, stock-based compensation expense	17	25	(8)
Equity in net income of non-consolidated affiliates	(213)	(226)	13
Net income attributable to non-controlling interests	85	67	18
Other	4	25	(21)
Discontinued operations	28	117	(89)
Net income attributable to Visteon Corporation	$690	$100	$590

Segment Results of Operations - 2013 compared with 2012

Sales

	Climate	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Year ended December 31, 2012	$4,286	$1,274	$246	$(91)	$5,715
Volume and mix	583	139	(57)	(57)	608
Currency	76	(12)	4	—	68
YFVE consolidation	—	66	—	—	66
Other	(74)	(12)	—	—	(86)
Year ended December 31, 2013	$4,871	$1,455	$193	$(148)	$6,371
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

Other sales decreased during the year ended December 31, 2013 by $53 million, including unfavorable volume and product mix of $57 million, partially offset by a $4 million increase related to a stronger Euro.

Cost of Sales

	Climate	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Year ended December 31, 2012	$3,908	$1,136	$225	$(91)	$5,178
Material	378	92	(32)	(58)	380
Freight and duty	11	(5)	1	(1)	6
Labor and overhead	116	6	5	(2)	125
Depreciation and amortization	7	(3)	—	(1)	3
YFVE consolidation	—	63	—	—	63
Other	(14)	6	(19)	5	(22)
Year ended December 31, 2013	$4,406	$1,295	$180	$(148)	$5,733
Climate material costs increased by $378 million, including $474 million related to higher production volumes and $9 million related to higher aluminum, resin and other commodity costs and design changes, partially offset by $105 million of manufacturing efficiencies and purchasing improvements. Labor and overhead increased by $116 million, including $101 million related to production volumes and currency and $15 million related to higher manufacturing costs, net of efficiencies, primarily driven by significant launch activity during 2013. Depreciation and amortization increased by $7 million, as capital expenditures increased to support growing business. Other decreases of $14 million primarily relate to the non-recurrence of 2012 pension settlement charges.

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

Other cost of sales decreased by $45 million, primarily related to lower material costs, reflecting lower production volumes.

Adjusted EBITDA

Adjusted EBITDA by segment for the years ended December 31, 2013 and 2012 is presented in the table below.

	Year Ended December 31
	2013	2012	Change
	(Dollars in Millions)
Climate	$514	$428	$86
Electronics	121	109	12
Other	6	12	(6)
Total Segment Adjusted EBITDA	$641	$549	$92
Reconciling Items:
Discontinued operations	18	55	(37)
Corporate	(59)	(48)	(11)
Total consolidated	$600	$556	$44

Changes in Adjusted EBITDA by segment are presented in the table below.

	Climate	Electronics	Other	Total
	(Dollars in Millions)
Year ended December 31, 2012	$428	$109	$12	$549
Volume and mix	107	26	(7)	126
Currency	(8)	(4)	1	(11)
Other	(13)	(10)	—	(23)
Year ended December 31, 2013	$514	$121	$6	641
Reconciling Items:
Discontinued operations				18
Corporate				(59)
Total				$600
Adjusted EBITDA for the Climate segment for the year ended December 31, 2013 increased by $86 million compared to the same period of 2012. The increase in Climate Adjusted EBITDA primarily reflects increased volume of $107 million associated with net new business including Hyundai in Asia and Europe, Kia in North America, and Ford in Asia and Europe. Unfavorable currency decreased Climate Adjusted EBITDA by $8 million primarily reflecting stronger Korean Won and weaker Indian Rupee currencies, partially offset by a stronger Euro. Higher engineering and other costs associated with current year launch activity, customer price productivity, and overall growth were partially offset by material, design and other cost efficiencies.

Electronics Adjusted EBITDA for the year ended December 31, 2013 increased by $12 million compared to the same period of 2012. Favorable volume increased Adjusted EBITDA $26 million, primarily in Asia and North America. Unfavorable currency of $4 million reflects the weakening Japanese Yen and Indian Rupee, partially offset by the Euro. Higher engineering and temporary contract manufacturing arrangement costs were partially offset by the favorable impact of consolidating YFVE during the fourth quarter of 2013 and other material, design and other cost efficiencies.

Other Adjusted EBITDA for the year ended December 31, 2013 decreased by $6 million compared to the same period of 2012. The decrease reflects $7 million of unfavorable volume, partially offset by favorable currency related to a stronger Euro.

Cash Flows

Operating Activities
The Company generated $284 million of cash from operating activities during the year ended December 31, 2014, compared to $312 million during the same period of 2013 for a decrease of $28 million. During the year ended December 31, 2014, lower cash dividends from non-consolidated affiliates contributed $162 million of the decrease in cash from operating activities. Increase in working capital use of $159 million was impacted by higher past dues of approximately $60 million, increases in unbilled receivables primarily due to the timing of tooling development activity and customer payments of approximately $35 million, higher outflows in the Interiors business driven primarily by the timing within the year of when the businesses were divested of approximately

$30 million, the non-recurrence of changes in receivable terms for certain customers in Asia of approximately $16 million, and productivity related payment timing impact of approximately $15 million. These decreases were partially offset by non-recurrence of approximately $100 million in tax payments during the year ended December 31, 2013 associated with sale of the Company's 50% ownership interest in Yanfeng and withholding taxes on dividends from the Yanfeng entities, net tax refunds received from Korean tax authorities of approximately $10 million compared to making tax payments to Korean and Brazilian tax authorities of $38 million in the same period of 2013 resulting in an improvement in operating cash of $48 million and increased recoverable tax collections including incremental value-added taxes of approximately $15 million. The remaining difference was driven by higher collections as compared to payments related to increased profitability from favorable cost performance, volume and mix including the impact of the Electronics Acquisition and YFVE.

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

Investing Activities

Cash used by investing activities during the year ended December 31, 2014 totaled $740 million, compared to net cash provided from investing activities of $698 million for the same period in 2013. Cash used by investing activities during the year ended December 31, 2014 was driven by acquisition and divestiture activities including the Electronics Acquisition, the Thermal Acquisition, and the Interiors Divestiture. Cash used by investing activities for the year ended December 31, 2014 also included $340 million for capital expenditures, an increase of $71 million compared to the same period in 2013, representing capital requirements to support continued business growth. Cash provided by investing activities during the year ended December 31, 2013 included $977 million of proceeds from asset sales and business divestitures compared to $66 million during the same period of 2014. Cash proceeds from asset sales and business divestitures during the year ended December 31, 2013 included $928 million of proceeds from the sale of the Company's 50% ownership interest in Yanfeng.

Cash provided from investing activities during the year ended December 31, 2013 totaled $698 million, compared to net cash used by investing activities of $40 million for the same period in 2012. Cash provided from investing activities during the year ended December 31, 2013 included $928 million of proceeds from the sale of the Company's 50% ownership interest in Yanfeng, $49 million in proceeds from the sale of various investments including Visteon's 50% ownership interest in Visteon TYC Corporation, its 20% ownership interest in Dongfeng Visteon Automotive Trim Systems Co., Ltd, and its 29% ownership interest in Toppower Automotive Electronics Co., Ltd. Cash from investing activities also increased by $38 million related to the consolidation of YFVE. These increases in cash from investing activities were partially offset by $269 million of capital expenditures and a $48 million investment in a non-consolidated electronics holding company owned 50% by Visteon and 50% by Yanfeng. Cash used by investing activities during the year ended December 31, 2012 included $229 million of capital expenditures, partially offset by approximately $100 million of proceeds from the Lighting and R-Tek divestitures and $91 million of proceeds from asset sales primarily related to the Company's headquarters.

Financing Activities

Cash used by financing activities during the year ended December 31, 2014 totaled $359 million, compared to $141 million for the same period in 2013 for an increase in use of $218 million. Cash used by financing activities during the year ended December 31, 2014 included $500 in share repurchases, the redemption of $350 million of outstanding 6.75% Senior Notes due 2019 at 105.063% and $50 million at 103% of par, and $97 million of dividends paid to non-controlling interests. This was partially offset by $590 million of net proceeds from the draw on the Company's Term Facility and a net increase in other affiliate short-term debt of $39 million primarily at HVCC to support the Thermal Acquisition.

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

Credit Facilities

On April 9, 2014, the Company entered into a new credit agreement, which provides for (i) delayed draw term loans in an aggregate principal amount of $600 million that mature on April 9, 2021, and (ii) a $200 million revolving credit facility that matures on April 9, 2019. Up to $75 million of the Revolving Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolving Facility. Up to $20 million of the Revolving Facility is available for swing line advances, and any such swing line advances will reduce the amount available for loans under the Revolving Facility. The Company may request increases in the limits under the Term Facility and the Revolving Facility and may request the addition of one or more term loan facilities under the Credit Agreement. The facilities were rated as BB- and B1 by S&P and Moody's, respectively. On June 23, 2014, the Company drew the $600 million term loan. During 2014, the Company made the required mandatory quarterly repayments of 0.25% of the initial term loan totaling $3 million. As of December 31, 2014, $597 million face value was outstanding under the Term Facility, and there were no outstanding borrowings under the Revolving Facility.

Availability under outstanding affiliate credit facilities as of December 31, 2014 is approximately $359 million and certain of these facilities have pledged receivables, inventory or equipment as security. Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. At December 31, 2014, the Company's corporate credit ratings were B1 by Moody's with a stable outlook and B+ by S&P with a positive outlook.
Cash Balances

As of December 31, 2014, the Company had total cash balances of $836 million, including $9 million of restricted cash and $5 million of cash held for sale. Cash balances totaling $558 million were located in jurisdictions outside of the United States, of which approximately $245 million is considered permanently reinvested for funding ongoing operations outside of the U.S.  If such permanently reinvested funds are needed for operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

Interiors Divestiture

In connection with the Interiors Divestiture and November 1, 2014 Master Closing, the Company agreed to provide a $56 million revolving credit facility to the buyer. As transactions related customer purchase order changes are effected over the next several months, increasing the backing of the buyer implemented factoring facility, the seller backed facility is expected to be reduced. The seller-backed facility obligation can also be reduced if the buyer adds working capital facilities in Russia and Thailand. Draws under this seller-backed facility will only be available if certain of the external credit facilities are fully drawn, and any draws on the seller-backed facility generally must be repaid prior to the repayment of the external credit facilities. The seller-backed facility has a maturity of three years, an interest rate of Libor plus 5% and a default rate of interest for any interest and/or principal payment defaults. As of December 31, 2014, there were no draws on this facility, and the amount of the facility was $56 million.

In connection with the Interiors Divestiture, the Company completed the sale of Interiors operations in Thailand on February 2, 2015. Additionally, the Company expects the Argentina and Brazil portions of the Interiors Divestiture to close by the third quarter of 2015. The remaining Interiors Divestiture transactions are subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions, and may be subject to further cash impacts based on purchase price adjustments at the time of closing which may be material.

The Company's goal is to complete the disposal of its remaining Interiors business that is not subject to the Interiors Divestiture during the next year. Due to certain liabilities and capital requirements of the remaining Interiors business, Visteon may be required to contribute cash to such business in connection with any disposition, which amounts could be material.

Climate Transaction

The Climate Transaction, which is subject to regulatory reviews, shareholder approval and other conditions, is expected to close during the first half of 2015. In connection with the closing of the Climate Transaction, the Company anticipates proceeds of approximately $3.6 billion, or KRW 52,000 per share, for all its outstanding ownership shares (approximately 70%) in HVCC. In anticipation of the KRW denominated proceeds expected from the Climate Transaction, in December of 2014, the Company entered into a foreign currency option contract with a third party financial institution to manage the foreign currency exposure. The option allows the Company to sell KRW 2,450,000,000,000 for USD at a specific strike price. In February of 2015, the Company entered into offsetting option contracts to buy KRW 1,225,000,000,000, or 50% of the original option notional amount, for USD and simultaneously entered into non-deliverable forward contracts to sell KRW 1,225,000,000,000 for USD. The Company continues to monitor the foreign currency exposure associated with Climate Transaction proceeds and may take further actions based on transaction, market, cost and other relevant considerations.

The Company's Term Facility and Revolving Facility contain limitations on sale of the Company's equity interests in HVCC. The Company intends to either amend its current credit facilities to allow for the Climate Transaction or payoff and acquire new financing as needed prior to or in conjunction with the close of the Climate Transaction.

Share Repurchase Program

On May 8, 2014, the Company announced an accelerated share buy-back ("ASB") program with a third-party financial institution to repurchase shares of common stock for an aggregate purchase price of $500 million. Under the program, the Company paid the financial institution $500 million and received an initial delivery of 3,394,157 shares of common stock using a reference price of $92.07, and an additional delivery of 1,129,001 shares of common stock following the conclusion of the hedge period which determined a certain minimum amount of shares guaranteed under a portion of the program that had a maximum per share price of $100.54. The final settlement will be generally based on the volume-weighted average price of the Company's common stock over a period of up to approximately 12 months, less a negotiated discount, 50 percent of which will be subject to a maximum per share price. On October 15, 2014, the capped portion of the program concluded, and the Company received an additional 112,269 shares. The final settlement price for all shares delivered under the capped portion of the program was $96.19. As of December 31, 2014, $375 million remained authorized and available for repurchase through December 31, 2015. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

Restructuring

At December 31, 2014, the Company had restructuring accruals totaling $39 million including amounts associated with discontinued operations which are expected to be settled in cash during 2015. Additionally, the Company commenced a restructuring program during 2014 designed to achieve annual cost savings ranging from $40 million to $70 million by the end of 2017 through synergies associated with the Electronics Acquisition. The Company expects to incur approximately $40 million to $60 million of restructuring costs during the program to achieve the targeted annual savings. Approximately $37 million was recorded under this program during the year ended December 31, 2014 and $30 million was accrued at December 31, 2014. The Company anticipates recording additional restructuring charges related to this program in future periods as underlying plans are finalized.

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

Other

In connection with the Electronics Acquisition, the Company expects to incur total integration costs of $35 million. During the year ended December 31, 2014, the Company incurred $18 million of these integration costs. Remaining integration costs, primarily attributable to the migration of information systems, are expected to be incurred during the year ending December 31, 2015.

Cash contributions to non-U.S. retirement plans are expected to be $35 million during 2015 and cash contributions to U.S. retirement plans nare expected to be $1 million during 2015. Estimated cash contributions for 2016 through 2018, under current regulations and market assumptions and including amounts associated to plans within the Interiors business, are approximately $114 million.

During 2012, Korean tax authorities commenced a review of the Company's South Korean affiliates (including Halla) for tax years 2007 through 2012, and issued formal notice of assessments, including penalties, of approximately $25 million for alleged underpayment of withholding tax on dividends paid and other items, including certain management service fees charged by Visteon. The Company's South Korean affiliates have paid approximately $25 million to the tax authorities in 2013, as required under South Korean tax regulations, to pursue the appeals process. During the third quarter of 2014, the tax authorities refunded approximately $11 million to the Company's South Korean affiliates comprised of $5 million representing substantially of the tax associated with the management service fees charged by Visteon and $6 million representing a partial refund related to the withholding tax on dividends paid. The Company continues to evaluate all available settlement opportunities, including litigation related primarily to the outstanding withholding tax item and believes it is more likely than not that it will receive a faorable outcome. During the fourth quarter of 2014, the Company abandoned pursuing further appeals related to serveral other items related to the South Korean audit resulting in a charge to income tax expense of approximately $3 million. During 2012, Brazilian tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) of approximately $15 million related to the sale of its chassis business to a third party. During 2013, after attempts to reopen an appeal of the administrative decision failed, Sistemas opened a judicial proceeding against the government to address the notice which required a deposit in the amount of the assessment in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments in Korea and Brazil, as well as contingent income tax refund claims associated with other jurisdictions, total $50 million as of December 31, 2014 and are included in Other non-current assets on the consolidated balance sheet.

Debt and Capital Structure

Information related to the Company’s debt and related agreements is set forth in Note 14, “Debt” to the consolidated financial statements which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Information related to the Company’s stockholders’ equity is set forth in Note 19, “Stockholders’ Equity and Non-controlling Interests” to the consolidated financial statements which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company’s short and long-term debt consists of the following:

		Weighted Average Interest Rate		Carrying Value
	Maturity	2014	2013	2014	2013
				(Dollars in Millions)
Short-term debt:
Current portion of long-term debt		4.5%	7.7%	$10	$2
Short-term borrowings		3.5%	4.7%	132	104
Total short-term debt				$142	$106
Long-term debt:
6.75% Senior notes due April 15, 2019	2019	N/A	6.75%	$—	$396
Term facility due April 9, 2021	2021	3.5%	N/A	583	—
HVCC USD term loan due May 30, 2016	2016	1.7%	1.8%	100	100
HVCC KRW term loan due May 30, 2016	2016	3.7%	3.7%	91	95
Other	2014-2018	4.4%	5.7%	65	33
Total long-term debt				$839	$624

Short Term Borrowings

Short-term borrowings are primarily related to the Company's non-U.S. operations and are payable in various currencies. As of December 31, 2014, the Company had international affiliate short-term borrowings of $132 million, approximately $111 million of which is related to HVCC. These borrowings are payable in both U.S. dollar and non-U.S. currencies including, but not limited to, the Euro, Korean Won, Chinese Renminbi, Turkish Lira, Russian Ruble, and Canadian dollar.

Term Facility Due April 9, 2021 and Revolving Credit Facility

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

The Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, including financial covenants and contains customary events of default. The Term Facility and the Revolving Facility require that, as of the last day of any four consecutive fiscal quarters of the Company last ended (commencing as of June 30, 2014), the Company maintain a total net leverage ratio no greater than 3.00:1.00 (the “Financial Maintenance Covenant”). During any period when the Company’s corporate and family ratings meet certain specified ratings, certain of the negative covenants shall be suspended and the Financial Maintenance Covenant shall only be tested with respect to the Revolving Facility. As of December 31, 2014, the Company was in compliance with the Financial Maintenance Covenant.

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

In connection with signing of the Credit Agreement, on April 9, 2014, the Company terminated its $130 million revolving loan credit agreement dated October 1, 2010. On June 23, 2014, the Company drew the $600 million term loan, net of an original issue discount of $9 million. During 2014, the company made the required mandatory quarterly repayments of 0.25% of the initial term loan totaling $3 million. As of December 31, 2014, $597 million face value was outstanding under the Term Facility, and there were no outstanding borrowings under the Revolving Facility.

In the second quarter of 2014, the Company also redeemed its remaining $400 million of 6.75% Senior Notes due April 15, 2019 outstanding.

HVCC Term Loans

In January 2013, HVCC entered into two unsecured bilateral term loan credit agreements with aggregate available borrowings of approximately $195 million, all of which was drawn at December 31, 2014 and 2013, respectively. Both credit agreements mature in May 2016 and are subject to financial covenants requiring total debt to EBITDA of not greater than 3.2x and a net interest coverage test of more than 3x. The Company was in compliance with such covenants at December 31, 2014.

Other Long-Term Debt

Other long-term debt includes amounts associated with the Company's non-U.S. operations and are payable in various currencies. As of December 31, 2014, the Company had long-term international affiliate debt outstanding of $65 million. Included in other long-term debt at December 31, 2014 is approximately $16 million attributable to a sale-leaseback arrangement for land and buildings located in Chihuahua, Mexico. The long-term debt balances are payable in both U.S. and non-U.S. currencies including, but not limited to, the Euro and Canadian dollar.

Stock Warrants

Stock warrants to purchase up to 2,355,000 shares of common stock at an exercise price of $9.66 per share, which expire October 1, 2020 may be net share settled and are recorded as permanent equity in the Company’s consolidated balance sheets with 909 warrants outstanding at both December 31, 2014 and 2013. These warrants were valued at $15.00 per share on the October 1, 2010 issue date using the Black-Scholes option pricing model.

Stock warrants to purchase up to 1,552,774 shares of common stock at an exercise price of $58.80 per share, which expire October 1, 2015 may be net share settled and are recorded as permanent equity in the Company’s consolidated balance sheets with 806,436 and 1,548,387 warrants outstanding at December 31, 2014 and 2013, respectively. These warrants were valued at $3.62 per share on the October 1, 2010 issue date using the Black-Scholes option pricing model.

If the Company pays or declares a dividend or makes a distribution on common stock payable in shares of its common stock, or if the Company pays an extraordinary dividend (as defined in each Warrant Agreement), the number of shares a warrant holder is entitled to receive or the warrant exercise price may be subject to adjustment in accordance with the terms of the respective Warrant Agreement.

Treasury Stock

At December 31, 2014 and 2013, the Company held approximately 10,080,525 and 5,640,000 shares of common stock in treasury. These shares may be used in satisfying obligations under employee incentive compensation arrangements. The Company values shares of common stock held in treasury at cost.

Since July 2012, the Company's board of directors has authorized a total of $1.175 billion in share repurchases. In connection with these authorizations, the Company announced an accelerated share buyback program in 2014 that contributed 4,635,427 shares to treasury stock in 2014 and completed two accelerated share buyback programs during 2013 that contributed 3,885,978 shares to treasury stock in 2013. Also in connection with these authorizations, the Company added a total of 1,005,559 shares to treasury stock in 2012 through open market purchases. As of December 31, 2014, $375 million remains authorized and available for repurchase through December 31, 2015.

Off-Balance Sheet Arrangements

The Company has a $15 million Letter of Credit ("LOC") Facility with US Bank National Association, which expires on September 30, 2015. This agreement was amended in September 2013 to extend the agreement for an additional two years, having an expiration date of September 30, 2015. Under the terms of the LOC facility, the Company must maintain a collateral account with U.S. Bank equal to 103% of the aggregated stated amount of the issued LOCs (or 110% for non-U.S. currencies) with reimbursement for any draws. As of December 31, 2014, the Company had $7 million of outstanding letters of credit issued under this facility and secured by restricted cash. In addition, the Company had $16 million of locally issued letters of credit to support various customs arrangements and other obligations at its local affiliates of which $2 million are secured by cash collateral.

In connection with the Interiors Divestiture and November 1, 2014 Master Closing, the Company agreed to provide a $56 million revolving credit facility to the buyer. The seller-backed facility has a maturity of three years, an interest rate of Libor plus 5% and a default rate of interest for any interest and/or principal payment defaults. As of December 31, 2014, there were no draws on this facility, and the amount of the facility was $56 million.

Contractual Obligations

The following table summarizes the Company's contractual obligations existing as of December 31, 2014:

	Total	2015	2016-2017	2018-2019	2020 & After
Debt, including capital leases	$981	$142	$250	$13	$576
Purchase obligations	451	213	222	16	—
Interest payments on long-term debt	179	29	57	55	38
Operating leases	155	33	42	22	58
Total contractual obligations	$1,766	$417	$571	$106	$672
This table excludes amounts related to the Company's income tax liabilities associated with uncertain tax positions impacting the effective rate of $40 million as of December 31, 2014 as the Company is unable to make reasonable estimates for the periods in which these liabilities may become due. The Company does not expect a significant payment related to these obligations to be made within the next twelve months.

The Company also has minimum funding requirements with respect to pension obligations. The Company may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates. The Company expects to make cash contributions to its U.S. defined benefit pension plans of $1 million and $35 million to non-U.S. defined benefit pension plans during 2015. The Company’s expected 2015 contributions may be revised.

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

Pension Plans

Many of the Company’s employees participate in defined benefit pension plans or retirement/termination indemnity plans. The Company has approximately $514 million in unfunded pension liabilities as of December 31, 2014, of which approximately $188 million and $326 million are attributable to U.S. and non-U.S. pension plans, respectively. The determination of the Company’s obligations and expense for its pension plans is dependent on the Company’s selection of certain assumptions used by actuaries in calculating such amounts. Selected assumptions are described in Note 15 “Employee Retirement Benefits” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which are incorporated herein by reference, including the discount rate, expected long-term rate of return on plan assets and rate of increase in compensation.

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense in future periods. Therefore, assumptions used to calculate benefit obligations as of the annual measurement date directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits as of December 31, 2014 are as follows:

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

In determining its pension expense for 2014, the Company used long-term rates of return on plan assets ranging from 2.3% to 11.5% outside the U.S. and 7% in the U.S. The Company has set the assumptions for its 2015 pension expense which range from 1.5% to 11.7% outside the U.S. and 7% in the U.S. Actual returns on U.S. pension assets for 2014, 2013 and 2012 were

14.4%, 9.2% and 9.6%, respectively, compared to the expected rate of return assumption of 7%, 7% and 7% respectively, for each of those years. The Company’s market-related value of pension assets reflects changes in the fair value of assets over a five-year period, with a one-third weighting to the most recent year. Market-related value was reset to fair value at October 1, 2010.

•
    Discount rate: The discount rate is used to calculate pension obligations. The discount rate assumption is based on market rates for a hypothetical portfolio of high-quality corporate bonds rated Aa or better with maturities closely matched to the timing of projected benefit payments for each plan at its annual measurement date. The Company used discount rates ranging from 0.6% to 11.7% to determine its pension and other benefit obligations as of December 31, 2014, including weighted average discount rates of 4% for U.S. pension plans, and 3.2% for non-U.S. pension plans.

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension benefit obligations and its future expense. The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2014 funded status and 2015 pre-tax pension expense.

	Impact on U.S. 2015 Pre-tax Pension Expense	Impact on U.S. Plan 2014 Funded Status	Impact on Non-U.S. 2015 Pre-tax Pension Expense	Impact on Non-U.S. Plan 2014 Funded Status
25 basis point decrease in discount rate (a)(b)	- $1 million	-$31 million	+$2 million	-$36 million
25 basis point increase in discount rate (a)(b)	+ $1 million	+$30 million	-$2 million	+$34 million
25 basis point decrease in expected return on assets (a)	+$2 million		+$1 million
25 basis point increase in expected return on assets (a)	-$2 million		-$1 million
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

The primary market risks to which the Company is exposed include changes in foreign currency exchange rates, interest rates and certain commodity prices. The Company manages these risks through derivative instruments and various operating actions including fixed price contracts with suppliers and cost sourcing arrangements with customers. The Company's use of derivative instruments is limited to mitigation of market risks, including hedging activities. However, derivative instruments are not used for speculative or trading purposes, as per clearly defined risk management policies. Additionally, the Company's use of derivative instruments creates exposure to credit loss in the event of non-performance by the counter-party to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Additionally, the Company's ability to utilize derivatives to manage market risk is dependent on credit conditions and market conditions given the current economic environment.

Foreign Currency Risk

The Company's net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends, investments in subsidiaries and anticipated foreign currency denominated transaction proceeds. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to protect the Company's cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary hedged foreign currency exposures include the Korean Won, Euro, Japanese Yen, Mexican Peso, Czech Koruna, Hungarian Forint and Indian Rupee. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. As of December 31, 2014, the net fair value of foreign currency forward and option contracts was a liability of $22 million while at December 31, 2013, the net fair value of forward contracts was an asset of $4 million.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $288 million and $63 million for foreign currency derivative financial instruments as of December 31, 2014 and 2013, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars. The Company does not enter into foreign exchange contracts to mitigate this exposure.
Interest Rate Risk

The Company is subject to interest rate risk, principally in relation to variable rate debt. The Company may use derivative financial instruments to manage exposure to fluctuations in interest rates. However, as of December 31, 2014, the Company had no outstanding interest rate derivative instruments. Approximately 95% and 42% of the Company's borrowings were effectively on a variable rate basis as of December 31, 2014 and December 31, 2013, respectively. The Company continues to evaluate its interest rate exposure and may use swaps or other derivative instruments again in the future.
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

Visteon Corporation and Subsidiaries

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive and financial officers of the Company, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“the COSO 2013 Framework”) of the Treadway Commission.

On July 1, 2014, the Company completed the acquisition of substantially all of the global automotive electronics business of Johnson Controls Inc (the "Electronics Acquisition"). Accordingly, management excluded entities acquired therewith from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014. Entities associated with the Electronics Acquisition represented approximately 12% of the Company's total assets as of December 31, 2014 and 9% of the Company's sales for the year ended December 31, 2014.

Based on the evaluation performed under the COSO 2013 Framework as of December 31, 2014 and excluding entities associated with the Electronics Acquisition, management has concluded that the Company’s internal control over financial reporting is effective. Additionally, Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Visteon Corporation

We have audited Visteon Corporation and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Visteon Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired global automotive electronics business of Johnson Controls Inc. (the “Electronics Acquisition”), which was acquired on July 1, 2014, and included in the 2014 consolidated financial statements of Visteon Corporation and subsidiaries. The Electronics Acquisition constituted approximately 12% of total assets as of December 31, 2014 and 9% of sales for the year then ended. Our audit of internal control over financial reporting of Visteon Corporation and subsidiaries also did not include an evaluation of the internal control over financial reporting of the Electronics Acquisition.
In our opinion, Visteon Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Visteon Corporation and subsidiaries and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Detroit, Michigan
February 26, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Visteon Corporation

We have audited the accompanying consolidated balance sheets of Visteon Corporation and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Visteon Corporation and subsidiaries at December 31, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Visteon Corporation and subsidiaries' internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Detroit, Michigan
February 26, 2015

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2014	2013	2012
	(Dollars in Millions, Except Per Share Amounts)
Sales	$7,509	$6,371	$5,715
Cost of sales	6,711	5,733	5,178
Gross margin	798	638	537
Selling, general and administrative expenses	377	312	315
Restructuring expense	56	36	45
Interest expense	37	46	48
Interest income	9	8	14
Loss on debt extinguishment	23	2	6
Equity in net income of non-consolidated affiliates	15	213	226
Gain on Yanfeng transactions	—	465	—
Other expense, net	68	26	27
Income before income taxes	261	902	336
Provision for income taxes	124	117	107
Net income from continuing operations	137	785	229
Loss from discontinued operations, net of tax	(343)	(10)	(62)
Net (loss) income	(206)	775	167
Net income attributable to non-controlling interests	89	85	67
Net (loss) income attributable to Visteon Corporation	$(295)	$690	$100

Basic earnings (loss) per share:
Continuing operations	$0.70	$14.08	$3.10
Discontinued operations	(7.14)	(0.28)	(1.21)
Basic (loss) earnings per share attributable to Visteon Corporation	$(6.44)	$13.80	$1.89

Diluted earnings (loss) per share:
Continuing operations	$0.68	$13.77	$3.08
Discontinued operations	(6.93)	(0.27)	(1.20)
Diluted (loss) earnings per share attributable to Visteon Corporation	$(6.25)	$13.50	$1.88

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2014	2013	2012
	(Dollars in Millions)
Net (loss) income	$(206)	$775	$167
Other comprehensive (loss) income
Foreign currency translation adjustments	(130)	(47)	73
Benefit plans, net of tax (a)	(185)	131	(134)
Unrealized hedging (loss) gains and other, net of tax (b)	(8)	(10)	22
Other comprehensive (loss) income, net of tax	(323)	74	(39)
Comprehensive (loss) income	(529)	849	128
Comprehensive income attributable to non-controlling interests	53	81	93
Comprehensive (loss) income attributable to Visteon Corporation	$(582)	$768	$35
(a) Other comprehensive income (loss) is net of a tax benefit of $8 million, $4 million, $11 million related to benefit plans for the years ended December 31, 2014, 2013 and 2012, respectively.
(b) Other comprehensive income (loss) is net of a tax benefit of $2 million and $3 million for the years ended December 31, 2014 and 2013, respectively and tax expense of $6 million related to unrecognized hedging gains (loss) and other for the year ended December 31, 2012.

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2014	2013
	(Dollars in Millions)
ASSETS
Cash and equivalents	$822	$1,677
Restricted cash	9	25
Accounts receivable, net	1,351	1,227
Inventories, net	537	472
Other current assets	415	352
Total current assets	3,134	3,753

Property and equipment, net	1,440	1,414
Intangible assets, net	407	447
Investments in non-consolidated affiliates	165	228
Other non-current assets	177	185
Total assets	$5,323	$6,027

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$142	$106
Accounts payable	1,186	1,207
Accrued employee liabilities	174	202
Other current liabilities	330	287
Total current liabilities	1,832	1,802

Long-term debt	839	624
Employee benefits	566	440
Deferred tax liabilities	120	137
Other non-current liabilities	145	151

Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding at December 31, 2014 and 2013)	—	—
Common stock (par value $0.01, 250 million shares authorized, 54 million and 54 million shares issued, 44 million and 48 million shares outstanding at December 31, 2014 and 2013, respectively)	1	1
Stock warrants	3	6
Additional paid-in capital	1,246	1,291
Retained earnings	661	956
Accumulated other comprehensive loss	(299)	(12)
Treasury stock	(747)	(322)
Total Visteon Corporation stockholders’ equity	865	1,920
Non-controlling interests	956	953
Total equity	1,821	2,873
Total liabilities and equity	$5,323	$6,027

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS1

	Year Ended December 31
	2014	2013	2012
	(Dollars in Millions)
Operating Activities
Net (loss) income	$(206)	$775	$167
Adjustments to reconcile net (loss) income to net cash provided from operating activities:
Depreciation and amortization	270	262	259
Asset impairments and losses on divestitures	326	—	24
Pension settlement gain	(23)	—	—
Equity in net income of non-consolidated affiliates, net of dividends remitted	10	(26)	(122)
Non-cash stock-based compensation	8	15	25
Loss on debt extinguishment	23	2	6
Gain on asset sales and business divestitures	—	(470)	(19)
Other non-cash items	9	4	20
Changes in assets and liabilities:
Accounts receivable	(121)	(21)	(38)
Inventories	(27)	(49)	(26)
Accounts payable	22	103	(26)
Accrued income taxes	14	(54)	10
Other assets and other liabilities	(21)	(229)	(41)
Net cash provided from operating activities	284	312	239
Investing Activities
Capital expenditures	(340)	(269)	(229)
Proceeds from asset sales and business divestitures	66	977	191
Acquisition of businesses, net of cash acquired	(311)	(10)	—
Cash payments associated with Interiors divestiture	(147)	—	—
Other	(8)	—	(2)
Net cash (used by) provided from investing activities	(740)	698	(40)
Financing Activities
Short-term debt, net	39	(20)	5
Proceeds from issuance of debt, net of issuance costs	619	204	831
Principal payments on debt	(18)	(6)	(824)
Repurchase of common stock	(500)	(250)	(50)
Repurchase of long-term notes	(419)	(52)	(52)
Dividends paid to non-controlling interests	(97)	(22)	(27)
Other	17	5	2
Net cash used by financing activities	(359)	(141)	(115)
Effect of exchange rate changes on cash and equivalents	(35)	(17)	18
Net (decrease) increase in cash and equivalents	(850)	852	102
Cash and equivalents at beginning of the year	1,677	825	723
Cash and equivalents at end of the year	$827	$1,677	$825
Supplemental Disclosures:
Cash paid for interest	$39	$43	$48
Cash paid for income taxes, net of refunds	$130	$291	$133
1 The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories. As such, cash and equivalents above include $5 million of assets held for sale reflected in Other current assets on the Consolidated Balance Sheet as of December 31, 2014.
See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Stock Warrants	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
	(Dollars in Millions)
Balance at December 31, 2011	$1	$13	$1,165	$166	$(25)	$(13)	$1,307	$690	$1,997
Net income	—	—	—	100	—	—	100	67	167
Other comprehensive (loss) income	—	—	—	—	(65)	—	(65)	26	(39)
Stock-based compensation, net	—	—	26	—	—	(8)	18	—	18
Repurchase of shares of common stock	—	—	—	—	—	(50)	(50)	—	(50)
Warrant exercises	—	(3)	5	—	—	—	2	—	2
Cash dividends	—	—	—	—	—	—	—	(27)	(27)
Common Stock contribution to U.S. pension plans	—	—	73	—	—	—	73	—	73
Balance at December 31, 2012	$1	$10	$1,269	$266	$(90)	$(71)	$1,385	$756	$2,141
Net income	—	—	—	690	—	—	690	85	775
Other comprehensive income (loss)	—	—	—	—	78	—	78	(4)	74
Stock-based compensation, net	—	—	15	—	—	(1)	14	—	14
Repurchase of shares of common stock	—	—	—	—	—	(250)	(250)	—	(250)
Warrant exercises	—	(4)	7	—	—	—	3	—	3
Cash dividends	—	—	—	—	—	—	—	(22)	(22)
Acquisition of business	—	—	—	—	—	—	—	138	138
Balance at December 31, 2013	$1	$6	$1,291	$956	$(12)	$(322)	$1,920	$953	$2,873
Net (loss) income	—	—	—	(295)	—	—	(295)	89	(206)
Other comprehensive (loss) income	—	—	—	—	(287)	—	(287)	(36)	(323)
Stock-based compensation, net	—	—	9	—	—	12	21	—	21
Repurchase of shares of common stock	—	—	(63)	—	—	(437)	(500)	—	(500)
Warrant exercises	—	(3)	9	—	—	—	6	—	6
Cash dividends	—	—	—	—	—	—	—	(89)	(89)
Acquisition of business	—	—	—	—	—	—	—	48	48
Business divestiture	—	—	—	—	—	—	—	(9)	(9)
Balance at December 31, 2014	$1	$3	$1,246	661	$(299)	$(747)	$865	$956	$1,821

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business
Visteon Corporation (the "Company" or "Visteon") is a global automotive supplier that designs, engineers and manufactures innovative products for nearly every original equipment vehicle manufacturer ("OEM") worldwide including BMW, Chrysler, Daimler, Ford, General Motors, Honda, Hyundai, Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. Visteon is headquartered in Van Buren Township, Michigan and has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 25,500 employees dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., with a heavy concentration in low-cost geographic regions.
Visteon delivers value for its customers and stockholders through two technology-focused core businesses: vehicle cockpit electronics and thermal energy management. The Company's vehicle cockpit electronics product line includes audio systems, infotainment systems, driver information systems, connectivity and telematics solutions, climate controls, and electronic control modules. The Company's vehicle cockpit electronics business comprise and are reported under the Electronics segment. Visteon’s thermal energy management products include climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport systems, and engine induction systems. Visteon’s thermal energy management businesses comprise and are reported under the Climate segment. In addition to the Climate and Electronics segments, the Company has residual operations in South America and Europe previously associated with the Interiors business but not subject to discontinued operations classification that comprise the Other segment.
On December 17, 2014, Visteon and its wholly owned subsidiary, VIHI, LLC entered into a Share Purchase Agreement with Hahn & Co. Auto Holdings Co., Ltd. and Hankook Tire Co., Ltd. to sell all of its outstanding shares in Halla Visteon Climate Control Corporation ("HVCC") for approximately $3.6 billion or KRW 52,000 per share (the “Climate Transaction”). As of December 31, 2014 the Company's net investment in HVCC was approximately $800 million. The Climate Transaction, which is subject to regulatory reviews, shareholder approval and other conditions, is expected to close in the first half of 2015.

Climate Consolidation

Prior to 2013, Visteon’s thermal energy management businesses included a series of wholly-owned Visteon climate subsidiaries, Visteon climate-related joint venture investments, and a 70% controlling ownership interest in Halla Climate Control Corporation (“Halla”). During the first quarter of 2013, the ownership structure of Visteon’s thermal energy management businesses changed in connection with the sale of certain of Visteon climate subsidiaries, joint venture investments and related intellectual properties to Halla (“Climate Consolidation”). With effect from February 1, 2013, the climate business as combined under Halla has been operating as Halla Visteon Climate Control Corporation ("HVCC"). Visteon holds an approximate 70% controlling ownership interest in HVCC, which is headquartered in South Korea and is one of only two global full-line automotive thermal management suppliers. The Climate Consolidation qualified as a common control transaction.

Exit of Interiors Business

In May 2014 Visteon reached an agreement to divest substantially all of its global Interiors business (the "Interiors Divestiture") pursuant to a Master Purchase Agreement, as subsequently amended (the “Purchase Agreement”). Effective November 1, 2014, the Company closed on the majority of the Interiors Divestiture (the "Master Closing"). Subsequent to the Master Closing, Visteon completed the sale of interiors operations in India and Thailand on December 1, 2014 and February 2, 2015, respectively. Remaining interiors operations subject to the Interiors Divestiture, which are located in Argentina and Brazil, are expected to close by the third quarter of 2015. See Note 4 "Interiors Divestiture" and Note 5 "Discontinued Operations" for additional disclosures.

On August 12, 2013, Visteon entered into a Master Agreement (the “Master Agreement”) with Huayu Automotive Systems Company Limited (“HASCO”), Yanfeng Visteon Automotive Trim Systems Co., Ltd. (“Yanfeng”) and Yanfeng Visteon Automotive Electronics Co., Ltd. (“YFVE”), pursuant to which, among other things, Visteon and HASCO agreed to modify their existing interests in automobile interiors and electronics joint ventures in the People’s Republic of China, including Yanfeng and YFVE. Pursuant to the Master Agreement, among other transactions, (i) Visteon agreed to sell its 50% ownership interest in Yanfeng, (ii) Visteon agreed to sell its ownership interests in other Yanfeng-related interiors joint ventures, and (iii) Visteon agreed to subscribe to an additional 11% ownership interest in YFVE. See Note 6 "Yanfeng Transactions" for additional disclosures.

Electronics Acquisitions

Effective July 1, 2014 Visteon acquired substantially all of the global automotive electronics business of Johnson Controls Inc. (the "Electronics Acquisition"). The Electronics Acquisition is expected to enhance Visteon's competitive position in the fast-growing vehicle cockpit electronics segment by strengthening its global scale, manufacturing and engineering footprint, product portfolio and customer penetration. See Note 3 "Business Acquisitions" for additional disclosures.

On November 7, 2013 and in connection with the Master Agreement, Visteon made a cash payment of $58 million to subscribe to an additional 11% ownership interest in YFVE. This step acquisition increased Visteon's direct ownership interest in YFVE from a non-controlling 40% direct ownership interest to a controlling 51% direct ownership interest. YFVE is based in China with revenue of $344 million for the year ended December 31, 2014.

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

Foreign Currency: Assets and liabilities for most of the Company’s non-U.S. businesses are translated into U.S. Dollars at end-of-period exchange rates and the related translation adjustments are recorded in Accumulated other comprehensive income (loss) ("AOCI") in the consolidated balance sheets. The effects of remeasuring assets and liabilities of the Company’s non-U.S. businesses that use the U.S. Dollar as their functional currency are recorded as transaction gains and losses in the consolidated statements of operations. Income and expense accounts of the Company’s non-U.S. businesses are translated into U.S. Dollars at average-period exchange rates and are reflected in the consolidated statements of operations. Additionally, gains and losses resulting from transactions denominated in a currency other than the functional currency are recorded as transaction gains and losses in the consolidated statements of operations. Net transaction gains and losses, inclusive amounts associated with discontinued operations, decreased net income by $18 million and $5 million for the years ended December 31, 2014 and 2012, respectively, but increased net income by $4 million for the year ended December 31, 2013.

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

Other Costs: Repair and maintenance costs, research and development costs, and pre-production operating costs are expensed as incurred. Research and development expenses include salary and related employee benefits, contractor fees, information technology, occupancy, telecommunications and depreciation. Research and development costs were $446 million in 2014, $325 million in 2013, and $299 million in 2012. Shipping and handling costs are recorded in the Company's consolidated statements of operations as "Cost of sales".

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

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $7 million related to the Letter of Credit Facility with US Bank National Association, and $2 million related to cash collateral for other corporate purposes at December 31, 2014.

Accounts Receivable: Accounts receivable are stated at amounts estimated by management to be the net realizable value. An allowance for doubtful accounts is recorded when it is probable amounts will not be collected based on specific identification of customer circumstances or age of the receivable. The allowance for doubtful accounts balance was $15 million and $7 million at December 31, 2014 and December 31, 2013, respectively. Included in Selling, general and administrative expenses are provisions for estimated uncollectible accounts receivable of $8 million, $1 million and $3 million for the years ended December 31, 2014 and 2013, and 2012.

Inventories: Inventories are stated at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or market. Cost includes the cost of materials, direct labor, in-bound freight and the applicable share of manufacturing overhead. The cost of inventories is reduced for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Product Tooling: Product tooling includes molds, dies and other tools used in production of a specific part or parts of the same basic design. It is generally required that non-reimbursable design and development costs for products to be sold under long-term supply arrangements be expensed as incurred and costs incurred for molds, dies and other tools that will be owned by the Company or its customers and used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. Product tooling owned by the Company is capitalized as property and equipment and is amortized to cost of sales over its estimated economic life, generally not exceeding six years. The Company had receivables of $80 million and $53 million as of December 31, 2014 and 2013, respectively, related to production tools in progress, which will not be owned by the Company and for which there is a contractual agreement for reimbursement from the customer.

Contractually Reimbursable Engineering Costs: Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs reimbursement is contractually guaranteed in a customer contract for which costs are capitalized as an asset as incurred and subsequently amortized upon lump sum or piece price recoveries.

Property and Equipment: Property and equipment is stated at cost or fair value for impaired assets. As a result of the adoption of fresh-start accounting, property and equipment was re-measured and adjusted to estimated fair value as of October 1, 2010. Property and equipment is depreciated principally using the straight-line method of depreciation over the related asset's estimated useful life. Generally, buildings and improvements are depreciated over a 40-year estimated useful life, leasehold improvements are depreciated on a straight-line basis over the initial lease term period, and machinery, equipment and other are depreciated over estimated useful lives ranging from 3 to 15 years. Certain costs incurred in the acquisition or development of software for internal use are capitalized. Capitalized software costs are amortized using the straight-line method over estimated useful lives generally ranging from 3 to 8 years. The net book value of capitalized software costs was approximately $15 million and $5 million at December 31, 2014 and 2013, respectively. Related amortization expense was approximately $5 million, $6 million and $6 million for the years ended December 31, 2014, 2013 and 2012, respectively. Amortization expense of approximately $5 million, $4 million, $3 million, $2 million and $1 million is expected for the annual periods ended December 31, 2015, 2016, 2017, 2018 and 2019, respectively.

Asset impairment charges are recorded for assets held-in-use when events and circumstances indicate that such assets may not be recoverable and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, an impairment charge is recorded for the amount by which the carrying value of the assets exceeds fair value. The Company classifies assets and liabilities as held for sale when management approves and commits to a formal plan of sale, generally following board of director approval, and it is probable that the sale will be completed within one year. The carrying value of assets and liabilities held for sale is recorded at the lower of carrying value or fair value less cost to sell, and the recording of depreciation is ceased. For impairment purposes, fair value is determined using appraisals, management estimates or discounted cash flow calculations.

Goodwill: The Company performs either a qualitative or quantitative assessment of goodwill for impairment on an annual basis. Goodwill impairment testing is performed at the reporting unit level. The qualitative assessment considers several factors at the reporting unit level including the excess of fair value over carrying value as of the last quantitative impairment test, the length of time since the last fair value measurement, the current carrying value, market and industry metrics, actual performance compared to forecast performance, and the Company's current outlook on the business. If the qualitative assessment indicates it is more likely than not that goodwill is impaired, the reporting unit is quantitatively tested for impairment. To quantitatively test goodwill for impairment, the fair value of each reporting unit is determined and compared to the carrying value. If the carrying value exceeds the fair value, then impairment may exist and further evaluation is required.

Intangible Assets: Definite-lived intangible assets are amortized over their estimated useful lives, and tested for impairment in accordance with the methodology discussed above under "Property and Equipment." Definite-lived intangible assets include:

•	Developed technology intangible assets, which are amortized over average, estimated useful lives of approximately 8 years.

•	Customer-related intangible assets, which are amortized over average, estimated useful lives of approximately 10 years.

The Company recorded approximately $52 million, $45 million and $40 million of amortization expense related to definite-lived intangible assets for the years ended December 31, 2014, 2013 and 2012, respectively. The Company currently estimates annual amortization expense to be $53 million for 2015, $52 million for 2016, $50 million for 2017, $45 million for 2018 and $24 million for 2019.

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

Financial Instruments: The Company uses derivative financial instruments, including forward contracts, swaps, and options to manage exposures to changes in currency exchange rates and interest rates. The Company's policy specifically prohibits the use of derivatives for speculative or trading purposes.

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

Discontinued Operations: The Company reports operating results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Discontinued operations reporting occurs only when the operations and cash flows of a component of the Company's has been or will be eliminated from ongoing operations and when the Company will no longer have any significant continuing involvement in the operations of the component. For a component to be disposed of by sale, financial results are classified as discontinued only when held for sale criteria are met. For a component to be disposed of other than by sale, financial results are not classified as discontinued until abandonment, distribution, or exchange occurs depending on the manner of disposal.

Recently Issued Accounting Pronouncements: In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-8, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". This ASU changes the requirements for reporting discontinued operations to disposals of components of an entity that represent strategic shifts that have a major effect on an entity’s operations and financial results and does not prohibit continuing involvement. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not qualify for discontinued operations reporting. The guidance is effective for interim and annual periods beginning after December 15, 2014, and should be applied prospectively. Early adoption is permitted. The Company did not early adopt this standard for purposes of the discontinued operations disclosed in Note 4 "Interiors Divestiture".

In May 2014, the FASB issued ASU No. 2014-9, "Revenue from Contracts with Customers", which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance is effective for annual reporting periods beginning after December 15, 2016 and is to be applied retrospectively at the entity's election either to each prior reporting period presented or with the cumulative effect of application recognized at the date of initial application. Early adoption is not permitted. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

NOTE 3. Business Acquisitions

Electronics Acquisition

On July 1, 2014, the Company completed the acquisition of substantially all of the global automotive electronics business of Johnson Controls Inc. for an aggregate purchase price of $297 million funded with cash on hand, including $31 million of cash and equivalents at the acquired business. The operating results for the business acquired have been included in the Electronics segment from the date of acquisition. Reflected in the Company's results of operation for the year ended December 31, 2014, are sales of $665 million and gross margin of $103 million related to the Electronics Acquisition. Additionally, through the year ended December 31, 2014, the Company incurred acquisition-related costs of approximately $10 million, which were recorded as incurred and have been classified as Other expenses within the Consolidated Statements of Operations.

Pro forma financial information is presented in the following table for the years ended December 31, 2013 and 2014, as if the Electronics Acquisition had occurred on January 1, 2013. The pro forma financial information is unaudited and is provided for informational purposes only and does not purport to be indicative of the results which would have actually been attained had the acquisition occurred on January 1, 2013, or that may be attained in the future.

	Year Ended December 31
	2014	2013
	(Dollars in Millions, Unaudited)
Sales	$8,205	$7,675
Gross margin	866	780
Income from continuing operations before income taxes	$275	$930

The Electronics Acquisition was accounted for as a business combination, with the purchase price allocated on a preliminary basis as of July 2014. Assets acquired and liabilities assumed were recorded at estimated fair values based on management's estimates, available information, and reasonable and supportable assumptions. Additionally, the Company utilized a third-party to assist with certain estimates of fair values. Fair value measurements are classified within level 3 of the fair value hierarchy and were based on the following methodologies and approaches.

•	Fair value estimates for property and equipment were based on appraised values utilizing cost and market approaches.

•	Fair value estimates for contractually reimbursable engineering costs were based on discounted cash flows, which is an income model.

•	Fair values for intangible assets were based on a combination of market and income approaches, including the relief from royalty method.

The preliminary purchase price allocation, which is subject to change and may be subsequently adjusted to reflect final valuation results and other adjustments, is shown below.

Purchase price	$297
Cash acquired	(31)
Purchase price net of cash acquired	$266

Assets Acquired:
Accounts receivable	$210
Inventories	100
Property and equipment	137
Contractually reimbursable engineering costs	77
Intangible assets	16
Other assets acquired	24
Total assets acquired	$564
Liabilities Assumed:
Accounts payable	$176
Other liabilities assumed	81
Total liabilities assumed	$257
Non-controlling interests	41
Total purchase price allocation	$266

Climate Acquisitions

On September 1, 2014, HVCC completed the acquisition of a controlling 51% equity interest in Japan Climate Systems - Nanjing ("JCS-Nanjing") for $7 million. The Company commenced consolidation of JCS-Nanjing from the September 1, 2014, acquisition date. This acquisition was accounted for as a business combination, with the purchase price allocated on a preliminary basis as of September 2014. In connection with the preliminary purchase price allocation, HVCC recorded goodwill of $2 million. The preliminary purchase price allocations may be subsequently adjusted to reflect final valuation results.

In August 2014, Halla Visteon Climate Control Corporation ("HVCC") acquired the automotive thermal and emissions business of Cooper-Standard Automotive Inc., a subsidiary of Cooper-Standard Holdings Inc. (the "Thermal Acquisition"), for cash of $46 million. The Thermal Acquisition is expected to expand the thermal energy management product portfolio of HVCC and further diversify its customer base. Net sales for the acquired business were approximately $66 million for the annual period ended December 31, 2013. The operating results for the business acquired have been included in the Climate segment from the date of acquisition. In the year ended December 31, 2014, the Company incurred acquisition-related costs of approximately $1 million. These amounts were recorded as incurred and have been classified as Other expenses within the Consolidated Statements of Operations.

The Thermal Acquisition was accounted for as a business combination, with the purchase price allocated on a preliminary basis as of August 2014. Assets acquired and liabilities assumed were recorded at estimated fair values based on management's estimates, available information, and reasonable and supportable assumptions. Additionally, the Company utilized a third-party to assist with certain estimates of fair values. Fair value measurements are classified within level 3 of the fair value hierarchy and were based on the following methodologies and approaches.

•	Fair value estimates for property and equipment were based on appraised values utilizing cost and market approaches.

•	Fair value estimates for contractually reimbursable engineering costs were based on discounted cash flows, which is an income model.

•	Fair values for intangible assets were based on a combination of market and income approaches, including the relief from royalty method.

The preliminary purchase price allocation, which is subject to change and may be subsequently adjusted to reflect final valuation results and other adjustments, is shown below.

Purchase price	$46

Property and equipment	$30
Intangible assets	8
Goodwill	8
Total purchase price allocation	$46

The pro forma effects of these Climate acquisitions would not materially impact the Company's reported results for any period presented, and as a result no pro forma financial statements are presented.

NOTE 4. Interiors Divestiture

On May 1, 2014, the Company entered into a Master Purchase Agreement as amended (the “Purchase Agreement”) pursuant to which, Visteon will reorganize substantially all of its global Interiors business under a newly-formed holding company (the “Reorganization”) and will sell all of the equity of that holding company (the “Interiors Divestiture”) in exchange for the assumption of certain liabilities related to the Company's Interiors business and the payment of nominal cash consideration. Visteon agreed to contribute up to $95 million (the "Cash Contribution") to the Interiors business and the Purchase Agreement includes net working capital adjustments whereby the Cash Contribution will be effectively adjusted based on the actual net working capital levels as of the closing date. Visteon also agreed to support the buyer in establishing external credit facilities. To the extent that $90 million of external credit facilities are not available to the Interiors business by the date of closing, Visteon is required to provide a seller-backed revolving credit facility in the amount of any shortfall.

In connection with the Purchase Agreement the Company determined that assets and liabilities subject to the Interiors Divestiture met the "held for sale" criteria during the quarterly period ended June 30, 2014. As the fair value of the assets and liabilities subject to the Interiors Transaction was less than the carrying value, the long-lived assets were reduced to zero, which resulted in an impairment loss of $173 million, which was recorded during the three-months ended June 30, 2014. The Company recorded additional impairment losses of $15 million and $2 million during each of the three month periods ended September 30, 2014 and December 31, 2014, respectively, related to capital expenditures.

Master Closing

On November 1, 2014, the Company closed on the majority of the Interiors Divestiture (the "Master Closing") and made a cash payment of $123 million, which included the $95 million Cash Contribution and other adjustments primarily for working capital subject to final adjustments. On the Master Closing date, the Company also transferred its ownership in a consolidated Interiors joint venture located in South Korea to the buyer, including approximately $10 million of cash on hand. The Company recorded losses of $125 million during the three-months ended December 31, 2014 associated with the Master Closing, including the impact of the Cash Contribution.

The Company also provided a $56 million revolving credit facility in connection with the Master Closing, representing the shortfall to the targeted amount of $90 million in external financing. The seller-backed facility is expected to be reduced over the next several months as buyer credit facilities ramp up and the seller-backed facility can also be reduced if the buyer adds working capital facilities in Russia and Thailand. Draws under the seller-backed facility are only available to the extent buyer external credit facilities are fully drawn and any draws on the seller-backed facility must be repaid prior to amounts outstanding on any external credit facilities. The seller-backed facility has a maturity of three years, an interest rate of Libor plus 5% and a default rate of interest for any interest and/or principal payment defaults. As of December 31, 2014, there were no draws on this facility, and the amount available to the buyer under the facility was $56 million.

India Closing

On December 1, 2014, the Company completed the sale of its Interiors operations located in India (the "India Closing") and made additional cash payments totaling approximately $13 million. In connection with the India Closing, the Company recorded losses of $11 million during the three-months ended December 31, 2014.

Thailand Closing

On February 2, 2015, the Company completed the sale of its Interiors operations located in Thailand (the "Thailand Closing") and transferred $5 million of cash with the business. The Company expects to receive $5 million for the sale of Thailand assets no later than August 2, 2015 as the Company has met funding commitments associated with the Master Closing. In connection with the Thailand Closing, the Company expects to record losses of less than $1 million during the three-months ended March 31, 2015. Assets and liabilities associated with the Thailand operation met the "held for sale" criteria at December 31, 2014 and were classified as "Other current assets" or "Other current liabilities" in the Consolidated Balance Sheets.

Argentina and Brazil Interiors Operations

Remaining entities subject to the Interiors Divestiture are located in Argentina and Brazil. Assets and liabilities associated with the these operations met the "held for sale" criteria at December 31, 2014 and were classified as "Other current assets" or "Other current liabilities" in the Consolidated Balance Sheets. The Argentina and Brazil portions of the Interiors Divestiture are expected to close by the third quarter of 2015. These remaining transactions are subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions, and may be subject to further cash impacts based on purchase price adjustments at the time of closing. The Company expects to record losses in connection with the Argentina and Brazil portions of the Interiors Divestiture in future periods upon closing, which are estimated to be approximately $20 million.

Other Interiors Operations not Subject to Interiors Divestiture

While the Interiors Divestiture represents the substantial majority of the Company's Interiors operations, entities located in South America and Europe that were previously reported within the Company's Interiors segment were excluded from the scope of the Interiors Divestiture and have been reclassified to the Other segment. In connection with the preparation of the December 31, 2014, financial statements, the Company determined that an indicator of impairment existed in relation to the long-lived assets of the European Other operation. Accordingly, the Company performed a recoverability test utilizing a probability weighted analysis of cash flows associated with continuing the operations and estimated cash flows associated with the potential sale of the operations. As a result of the analysis, the Company concluded that the assets were not recoverable. However, no impairment was recorded as of December 31, 2014, as the fair value of the underlying assets were determined to be in excess of the respective carrying value. To the extent that a sale transaction becomes more likely to occur in future periods an impairment charge may be required and such charge could be material. Additionally, due to certain liabilities and capital requirements of this remaining business, Visteon may be required to contribute cash to such business in connection with any disposition and such amounts could be material. As of December 31, 2014, the Company did not meet the specific criteria considered necessary for the European Interiors operations to be considered held for sale.

NOTE 5. Discontinued Operations

The operations subject to the Interiors Divestiture met conditions required to qualify for discontinued operations reporting. Accordingly, the results of operations for Interiors business subject to the Interiors Divestiture have been reclassified to Loss from discontinued operations, net of tax in the Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012. In addition, the Company completed the sale of its Lighting operations for proceeds of approximately $70 million (the "Lighting Transaction") on August 1, 2012. As such, the operating results of the Lighting Transaction have also been presented in Loss from discontinued operations, net of tax in the Consolidated Statements of Operations for the year ended December 31, 2012.

Discontinued operations are summarized as follows:

	Year Ended December 31
	2014	2013	2012
	(Dollars in Millions)
Sales	$834	$1,068	$1,439
Cost of sales	774	1,022	1,354
Gross margin	60	46	85
Selling, general and administrative expenses	45	55	61
Long-lived asset impairment	190	—	19
Loss on interiors divestiture	136	—	—
Restructuring expenses	15	3	34
Interest expense	—	1	3
Other expenses	16	7	12
Loss from discontinued operations before income taxes	(342)	(20)	(44)
Provision for (benefit from) income taxes	1	(10)	18
Loss from discontinued operations, net of tax	(343)	(10)	(62)
Net (loss) income attributable to non-controlling interests	(16)	4	2
Net loss from discontinued operations attributable to Visteon	$(327)	$(14)	$(64)

NOTE 6. Yanfeng Transactions

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

During the fourth quarter of 2013, Visteon completed some of the transactions contemplated under the Master Agreement including, but not limited to, the subscription to an additional 11% ownership interest in YFVE and the sale of its 50% ownership interest in Yanfeng. The Company recorded gains on the transactions completed during the three months ended December 31, 2013, totaling $465 million.

As of December 31, 2014, and in accordance with the Master Agreement, YFVE completed the sale of its ownership interests in certain joint ventures to Yanfeng Visteon Electronics (China) Investment Co., Ltd. ("YFVIC") for cash proceeds of $37 million. No gains or losses were recorded on these transactions by YFVE due to the Company's 50% ownership interest in YFVIC. Differences between carrying value and proceeds on these investments, if any, have been deferred as a basis adjustment to the Company's investment in YFVIC. In October 2014, YFVIC completed the purchase of Yanfeng’s 49% direct ownership in YFVE pursuant to the Master Agreement. The purchase by YFVIC was financed through a shareholder loan from Yanfeng and external borrowings of approximately $40 million which were guaranteed by Visteon. The guarantee contains standard non-payment provisions to cover the borrowers in event of non-payment of principal, accrued interest, and other fees for its five year tenor.

Other transactions contemplated under the Master Agreement not completed as of December 31, 2014, remain subject to substantive closing conditions, including government and regulatory approvals. Such transactions are expected to be substantially completed in multiple stages by June 30, 2015.

Restructuring of YFVE Electronics Investments

On November 7, 2013, Visteon made a cash payment of $58 million to subscribe to an additional 11% ownership interest in YFVE. This step acquisition increased Visteon's direct ownership interest in YFVE from a non-controlling 40% direct ownership interest to a controlling 51% direct ownership interest. Accordingly, from the date of the step acquisition, the financial position, results of operations and cash flows of YFVE are consolidated into the Visteon financial statements as part of the Electronics business unit. Prior to the step acquisition Visteon accounted for YFVE as a non-consolidated affiliate under the equity method. Visteon applied business combination accounting and consolidated YFVE from November 1, 2013, forward, as activity between that date and the closing date of the acquisition was not material. Visteon determined the purchase price of YFVE to be $293 million, representing the aggregate of the consideration transferred to acquire the additional 11% ownership interest in YFVE, the estimated fair value of Visteon's previous 40% equity interest in YFVE, and the estimated fair value of the 49% non-controlling interest in YFVE, as follows:

November 1, 2013
(Dollars in Millions)
Cash paid for additional 11% interest in YFVE	$58
Fair value of Visteon's previous 40% equity interest in YFVE	97
Fair value of 49% non-controlling interest in YFVE	138
Total YFVE purchase price	$293
The Company remeasured its previously held 40% equity interest in YFVE to fair value, resulting in a gain of $52 million inclusive of approximately $3 million related to foreign currency translation reclassified from AOCI. Visteon also recorded 100% of the identifiable assets and liabilities of YFVE and a non-controlling interest in YFVE, all at respective fair values. Goodwill of $51 million was recorded, representing the excess of the purchase price over the net of the fair values of the identifiable assets and liabilities acquired of $242 million. The fair value of Visteon's previous 40% equity interest in YFVE and the fair value of the 49% non-controlling interest in YFVE were estimated using income and market approaches based on financial analysis methodologies (including the discounted cash flow analysis), projected financial information, management's estimates, available information, and reasonable and supportable assumptions. These fair value measurements are classified within level 3 of the fair value hierarchy.

The total YFVE purchase price of $293 million was allocated to the Visteon consolidated statement of financial position, as follows:

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

Sale of 50% Ownership Interest in Yanfeng

On December 17, 2013, Visteon completed the sale of its 50% ownership interest in Yanfeng for cash proceeds of $928 million (before applicable taxes). In connection with the sale, Visteon recorded a gain of $413 million inclusive of approximately $31 million related to foreign currency translation reclassified from AOCI. Cash received from the sale of the Company's 50% investment in Yanfeng has been classified as net cash provided from investing activities on the Consolidated Statement of Cash Flows for the year ended December 31, 2013.

NOTE 7. Investments in Affiliates

Equity in Net Income in Non-Consolidated Affiliates

The Company recorded equity in the net income of non-consolidated affiliates of $15 million for the year ended December 31, 2014, $213 million for the year ended December 31, 2013, and $226 million for the year ended December 31, 2012, respectively.

•
Equity in net income of non-consolidated affiliates for the year ended December 31, 2013, includes $27 million representing Visteon's 50% equity interest in a non-cash gain recorded by Yanfeng. The gain resulted from the deconsolidation of YFVE pursuant to Visteon's November 2013, step acquisition to acquire a controlling 51% ownership interest in YFVE. In connection with the deconsolidation, Yanfeng recorded its retained non-controlling interest in YFVE at fair value, which exceeded the carrying value of net assets deconsolidated. The fair value of the retained non-controlling interest in YFVE was determined using financial analysis methodologies including the discounted cash flow analysis and the fair value measurement is classified within level 3 of the fair value hierarchy.

•
Equity in net income of non-consolidated affiliates for the year ended December 31, 2012, includes $63 million representing Visteon's equity interest in a non-cash gain recorded by Yanfeng. The gain resulted from the excess of fair value over carrying value of a former equity investee of Yanfeng that was consolidated effective June 1, 2012, pursuant to changes in the underlying joint venture agreement. The fair value was determined using financial analysis methodologies including the discounted cash flow analysis and the fair value measurement is classified within level 3 of the fair value hierarchy.

The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that an “other-than-temporary” decline in value has occurred, an impairment loss will be recorded, which is measured as the difference between the recorded book value and the fair value of the investment. During 2012, the Company determined that an other-than-temporary decline in the value of its investment in Visteon TYC Corporation ("VTYC") had occurred based on anticipated sale transaction proceeds and recorded an impairment of $5 million. In January 2013, the Company completed the sale of its 50% equity interest in VTYC for proceeds of approximately $17 million and no additional gain or loss was recorded on the sale. Included in the Company’s retained earnings is undistributed income of non-consolidated affiliates accounted for under the equity method of approximately $25 million and $31 million at December 31, 2014 and 2013, respectively.

Investments in Non-Consolidated Affiliates

Investments in non-consolidated affiliates were $165 million and $228 million at December 31, 2014 and 2013, respectively. At December 31, 2014 and 2013, non-consolidated affiliates accounted for under the equity method totaled $122 million and $189 million while non-consolidated affiliates accounted for under the cost method totaled $43 million and $39 million, respectively. Effective December 17, 2013, the Company changed from the equity method to the cost method of accounting for certain affiliates in connection with the closing of the sale of its 50% ownership interest in Yanfeng, including Yanfeng Visteon Jinqiao Automotive Trim Systems Co., Ltd.

A summary of the Company's investments in non-consolidated affiliates is provided below.

	December 31
	2014	2013
	(Dollars in Millions)
Yanfeng Visteon Electronics (China) Investment Co., Ltd.	$33	$48
Yanfeng Visteon Jinqiao Automotive Trim Systems Co., Ltd.	31	38
Japan Climate Systems Corporation	30	26
Wuhu Bonaire Auto Electrical Systems Co., Ltd.	25	27
Chongqing Changan Visteon Engine Control Systems Co., Ltd.	16	16
Fawer Visteon Climate Control System Co., Ltd.	10	11
Duckyang Industry Co., Ltd.	—	29
Others	20	33
Total investments in non-consolidated affiliates	$165	$228

In April 2014, the Company completed the sale of its 50% ownership interest in Duckyang Industry Co., Ltd. ("Duckyang"), a Korean automotive interiors supplier. In connection with the transaction, the Company received total cash of approximately $31 million, including $6 million of dividends, and recorded a pre-tax gain of approximately $2 million. In June 2013, the Company completed the sale of its 20% equity interest in Dongfeng Visteon Automotive Trim Systems Co., Ltd. ("Dongfeng") for proceeds of approximately $20 million and recognized a gain of approximately $5 million.

Summarized Financial Information for Non-Consolidated Affiliates

Summarized financial data is provided below for the Company’s non-consolidated affiliates accounted for under the equity method for 2013 and 2012. Such investments were not significant in 2014. Amounts included in the tables below represent 100% of the results of operations for such non-consolidated affiliates. Prior to the disposal of Yanfeng, it was considered a significant non-consolidated affiliate and is shown separately in the tables below.

	Net Sales		Gross Margin		Net Income
	December 31		December 31		December 31
	2013	2012	2013	2012	2013	2012
	(Dollars in Millions)
Yanfeng	$8,089	$5,171	$1,160	$782	$334	$369
All other	1,335	1,757	111	194	94	92
	$9,424	$6,928	$1,271	$976	$428	$461

Yanfeng sales and gross margin for the year ended December 31, 2012 include approximately $1,733 million and $278 million, respectively, related to the results of operations for the five months ended May 31, 2012 of a former equity investee that was consolidated effective June 1, 2012. Yanfeng net income for the years ended December 31, 2013 and 2012 includes approximately $54 million and $130 million, respectively associated with non-cash gains. Net sales for all other affiliates for the years ended December 31, 2013 and 2012 included $764 million and $802 million, respectively related to Duckyang Industry Co., Ltd., which was sold for total cash of $31 million in April 2014.

NOTE 8. Restructuring Activities

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

Including amounts associated with discontinued operations, the Company recorded restructuring expenses of $71 million, $41 million and $79 million during the years ended December 31, 2014, 2013 and 2012, respectively. Significant restructuring programs are summarized below by product group.

Electronics
In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve cost savings through transaction synergies. The Company expects to incur approximately $40 million to $60 million of restructuring costs for this program. During the year ended December 31, 2014, the Company recorded $37 million of severance and termination benefits under this program associated with approximately 600 employees. The Company anticipates recording additional restructuring charges related to this program in future periods as underlying plans are finalized. Approximately $30 million remains accrued at December 31, 2014.

During 2011, the Company announced its intention to permanently cease production and to close the Cadiz Electronics facility located in Spain. In January 2012, the Company reached agreements with the local unions and Spanish government for the closure of the Cadiz Electronics facility. During the first quarter of 2012, and in connection with the agreements, the Company recorded one-time termination benefits, in excess of the statutory minimum requirement, of approximately $31 million and other exit costs of $5 million. The Company also transferred land, building and machinery to the local municipality in Spain for the benefit of employees resulting in a loss of $14 million, which was recorded in Other expense, net in the consolidated statements of operations. During the year ended December 31, 2012, the Company made $49 million of cash payments for employee severance and termination benefits and $5 million for other exit costs, primarily governmental registration of contributed assets. Additionally, the Company recovered approximately $23 million of these costs pursuant to the 2010 Global Settlement and Release Agreement with Ford, including $19 million during 2012 and $4 million during 2011. Amounts recovered have been recorded as deferred revenue on the Company's consolidated balance sheet and are being amortized on a straight-line basis over the remaining life of supply contracts with the customer, or approximately 5 years.

Climate

During the fourth quarter of 2011, the Company commenced a program designed to commonize global business systems and processes across its Climate operations for the purpose of reducing costs. The Company recorded and paid cash to settle employee severance and termination benefits of $19 million for approximately 100 employees, and $5 million, respectively, for the years ended December 31, 2013 and 2012. During the year ended December 31, 2014, the Company recorded an additional $18 million of employee severance and termination benefits costs associated with this program for approximately 380 employees, including $13 million of employee severance and termination benefit costs for approximately 270 employees related to the previously announced closure of the Climate facility located in Quilmes, Argentina. This program has been substantially completed as of December 31, 2014.

Other

During the fourth quarter of 2012, the Company announced a plan to restructure three European Interiors facilities located in France and recorded approximately $30 million for employee severance and termination benefits associated with approximately 230 employees. During the years ended December 31, 2013 and 2014, the Company recorded an additional $4 million and $5 million, respectively, of employee severance and termination benefit costs associated with this program and made cash payments of approximately $16 million and $18 million, respectively, for related employee severance and termination benefits. As of December 31, 2014, approximately $5 million remains accrued for this program.

During the third quarter of 2013, the Company announced a plan to restructure the workforce and related processes at an Interiors operation in Brazil. The Company recorded employee severance and termination benefit costs of $8 million associated with approximately 255 employees. The Company made cash payments of approximately $4 million and $4 million, respectively, for related employee severance and termination benefits during the years ended December 31, 2013 and 2014. During the fourth quarter of 2014, the Company announced a plan to further reduce the workforce and recorded an additional $3 million for employee severance and termination benefits associated with approximately 50 employees. As of December 31, 2014, this amount remains accrued for this program.

During the third quarter of 2014, the Company recorded $6 million of employee severance and termination benefit costs associated with approximately 100 employees at two European Interior facilities located in Spain. The Company made cash payments of approximately $3 million related to employee severance and termination benefits and approximately $3 million was divested as a result of the Interiors Divestiture.

Restructuring costs associated with entities subject to the Interiors Divestiture have been classified within discontinued operations on the Consolidated Statements of Operations for the year ended December 31, 2014.

Corporate

During 2012, the Company announced a program designed to realign its corporate and administrative functions directly to their corresponding operational beneficiary and to reduce corporate administrative costs. During the year ended December 31, 2012, the Company recorded severance and termination benefit costs of $4 million associated with approximately 30 employees. During the year ended December 31, 2013, the Company recorded expenses and paid cash for additional severance and termination benefit costs under this program of $9 million associated with approximately 40 employees. During the year ended December 31, 2014 the Company paid cash to settle the remaining employee severance and termination benefits of $4 million. Activities under this program have been completed as of December 31, 2014.

Restructuring Reserves

Restructuring reserve balances of $39 million and $29 million at December 31, 2014 and 2013, respectively, are classified as Other current liabilities on the Consolidated Balance Sheets. The Company anticipates that the activities associated with the restructuring reserve balance as of December 31, 2014 will be substantially completed by the end of 2015. The Company’s consolidated restructuring reserves and related activity are summarized below including amounts associated with discontinued operations.

	Climate	Electronics	Corporate	Other	Total
	(Dollars in Millions)
December 31, 2011	$1	$19	$—	$6	$26
Expense	5	36	4	34	79
Utilization	(5)	(54)	(1)	(6)	(66)
December 31, 2012	$1	$1	$3	$34	$39
Expense	19	—	9	13	41
Reversals	—	(1)	—	(1)	(2)
Utilization	(19)	—	(9)	(21)	(49)
December 31, 2013	$1	$—	$3	$25	$29
Expense	18	37	1	15	71
Utilization	(18)	(6)	(4)	(28)	(56)
Business divestiture	—	—	—	(3)	(3)
Foreign currency	—	(1)	—	(1)	(2)
December 31, 2014	$1	$30	$—	$8	$39

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

NOTE 9. Inventories

Inventories consist of the following components:

	December 31
	2014	2013
	(Dollars in Millions)
Raw materials	$253	$204
Work-in-process	184	191
Finished products	122	104
Valuation reserves	(22)	(27)
	$537	$472

Effective July 1, 2014, the Company recorded $100 million of inventory at fair value in connection with the Electronics Acquisition. The fair value of inventory was based on management's estimate, available information, and reasonable and supportable assumptions, resulting in an increase of $2 million over the acquiree's historical cost. This amount was subsequently expensed in Cost of sales on the Company’s Consolidated Statements of Operation during the year ended December 31, 2014.

NOTE 10. Other Assets

Other current assets are comprised of the following components:

	December 31
	2014	2013
	(Dollars in Millions)
Recoverable taxes	$155	$140
Joint venture receivables	61	63
Prepaid assets and deposits	46	45
Deferred tax assets	41	36
Assets held for sale	37	—
Contractually reimbursable engineering costs	36	—
Pledged accounts receivable	—	52
Other	39	16
	$415	$352
Pledged accounts receivable are related to an arrangement, through a subsidiary in France, to sell accounts receivable with recourse on an uncommitted basis. On November 1, 2014, these pledged receivables were sold as part of the Interiors Divestiture. Assets held for sale are related to the Argentina, Brazil and Thailand portions of the Interiors business that were not included in the Master Closing of the Interiors Divestiture on November 1, 2014.

In connection with the Interiors Divestiture, the Company is processing certain receivables on behalf of the buyer until underlying contractual customer agreements are transferred or otherwise modified. As of December 31, 2014, $28 million is classified as Other current assets.

Other non-current assets are comprised of the following components:

	December 31
	2014	2013
	(Dollars in Millions)
Recoverable taxes	$63	$71
Deferred tax assets	40	69
Contractually reimbursable engineering costs	31	13
Other	43	32
	$177	$185
Current and non-current contractually reimbursable engineering costs of $36 million and $31 million, respectively, at December 31, 2014, are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of approximately $36 million in 2015, $25 million in 2016, $5 million in 2017 and $1 million in 2018.

NOTE 11. Property and Equipment

Property and equipment, net consists of the following:

	December 31
	2014	2013
	(Dollars in Millions)
Land	$140	$162
Buildings and improvements	301	301
Machinery, equipment and other	1,378	1,309
Construction in progress	162	145
Total property and equipment	1,981	1,917
Accumulated depreciation	(618)	(580)
	1,363	1,337
Product tooling, net of amortization	77	77
Property and equipment, net	$1,440	$1,414

Depreciation and amortization expenses for property and equipment, inclusive of amounts attributable to discontinued operations, are summarized as follows:

	Year Ended December 31
	2014	2013	2012
	(Dollars in Millions)
Depreciation	$208	$207	$209
Amortization	10	10	10
	$218	$217	$219

NOTE 12. Intangible Assets

Intangible assets at December 31, 2014 and 2013, were as follows:

		December 31, 2014			December 31, 2013
	Estimated Weighted Average Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(Dollars in Millions)
Definite-Lived:
Developed technology	8	$221	$107	$114	$219	$88	$131
Customer related	10	210	65	145	214	45	169
Other	41	30	10	20	32	9	23
Subtotal		$461	$182	$279	$465	$142	$323
Indefinite-Lived:
Goodwill		$102	$—	$102	$97	$—	$97
Trade names		26	—	26	27	—	27
Subtotal		$128	$—	128	$124	$—	124
Total		$589	$182	$407	$589	$142	$447

A roll-forward of the gross carrying amounts of intangible assets, by product group is presented below:

	Definite-lived intangibles			Indefinite-lived intangibles
	Developed Technology	Customer Related	Other	Trade Names	Goodwill	Total
	(Dollars in Millions)
Climate:
Balance at December 31, 2012	$130	$94	$16	$26	$46	$312
Foreign currency	1	—	1	1	—	3
Amortization	(22)	(14)	(2)	—	—	(38)
Balance at December 31, 2013	$109	$80	$15	$27	$46	$277
Additions	6	2	—	—	10	18
Foreign currency	(3)	(1)	(1)	(1)	—	(6)
Amortization	(24)	(13)	(1)	—	—	(38)
Balance at December 31, 2014	$88	$68	$13	$26	$56	$251
Electronics:
Balance at December 31, 2012	$10	$—	$—	$—	$—	$10
Additions	7	89	9	—	51	156
Foreign currency	—	1	—	—	—	1
Amortization	(3)	(1)	(1)	—	—	(5)
Balance at December 31, 2013	$14	$89	$8	$—	$51	$162
Additions	16	—	—	—	—	16
YFVE purchase accounting adjustment	—	—	—	—	(4)	(4)
Foreign currency	3	(5)	(1)	—	(1)	(4)
Amortization	(7)	(7)	—	—	$—	(14)
Balance at December 31, 2014	$26	$77	$7	$—	$46	$156
Other:
Balance at December 31, 2012	$9	$—	$1	$—	$—	$10
Foreign currency	(1)	—	(1)	—	—	(2)
Balance at December 31, 2013	$8	$—	$—	$—	$—	$8
Divestitures	(7)	—	—	—	—	(7)
Foreign currency	(1)	—	—	—	—	(1)
Balance at December 31, 2014	$—	$—	$—	$—	$—	$—
Total:
Balance at December 31, 2012	$149	$94	$17	$26	$46	$332
Additions	7	89	9	—	51	156
Foreign currency	1	1	1	1	—	4
Amortization	(26)	(15)	(4)	—	—	(45)
Balance at December 31, 2013	$131	$169	$23	$27	$97	$447
Additions	22	2	—	—	10	34
Foreign currency	(1)	(6)	(2)	(1)	(1)	(11)
Amortization	(31)	(20)	(1)	—	—	(52)
Divestitures	(7)	—	—	—	—	(7)
YFVE purchase accounting adjustment	—	—	—	—	(4)	(4)
Balance at December 31, 2014	$114	$145	$20	$26	$102	$407

NOTE 13. Other Liabilities

Other current liabilities are summarized as follows:

	December 31
	2014	2013
	(Dollars in Millions)
Restructuring reserves	$39	$29
Non-income taxes payable	36	31
Product warranty and recall accruals	27	31
Foreign currency hedges	27	2
Liabilities held for sale	26	—
Rent and royalties	25	6
Joint venture payables	23	36
Income taxes payable	19	13
Deferred income	16	26
Deferred income taxes	5	43
Other	87	70
	$330	$287

In connection with the Interiors Divestiture, the Company is processing certain payables on behalf of the buyer until underlying contractual supplier agreements are transferred or otherwise modified. As of December 31, 2014, $24 million is classified as other current liabilities.

Other non-current liabilities are summarized as follows:

	December 31
	2014	2013
	(Dollars in Millions)
Income tax reserves	$67	$53
Deferred income	21	42
Non-income tax reserves	20	25
Product warranty and recall accruals	19	18
Other	18	13
	$145	$151

NOTE 14. Debt

The Company’s short and long-term debt consists of the following:

		Weighted Average Interest Rate		Carrying Value
	Maturity	2014	2013	2014	2013
				(Dollars in Millions)
Short-Term Debt:
Current portion of long-term debt		4.5%	7.7%	$10	$2
Short-term borrowings		3.5%	4.7%	132	104
				$142	$106
Long-Term Debt:
6.75% Senior notes due April 15, 2019	2019	N/A	6.75%	$—	$396
Term facility due April 9, 2021	2021	3.5%	N/A	583	—
HVCC USD term loan due May 30, 2016	2016	1.7%	1.8%	100	100
HVCC KRW term loan due May 30, 2016	2016	3.7%	3.7%	91	95
Other	2014-2018	4.4%	5.7%	65	33
				$839	$624

Short-Term Debt

Short-term borrowings are primarily related to the Company's non-U.S. operations and are payable in various currencies. As of December 31, 2014, the Company had international affiliate short-term borrowings of $132 million, approximately $111 million of which is related to HVCC. As of December 31, 2013, the Company had international affiliate short-term borrowings of $104 million, approximately $68 million of which is related to HVCC. Short-term borrowings increased in 2014 primarily to support the Thermal Acquisition, fund capital spending projects, and for other general working capital purposes. Short-term borrowings are payable in both U.S. dollar and non-U.S. currencies including, but not limited to, the Euro, Korean Won, Chinese Renminbi, Turkish Lira, Russian Ruble, and Canadian dollar.

Short-term borrowings at December 31, 2013, also included an arrangement, through a subsidiary in France, to sell accounts receivable with recourse on an uncommitted basis. The amount of financing available is dependent on the amount of receivables less customary reserves. The Company pays a 25 basis points servicing fee on all receivables sold, as well as a financing fee of three-month Euribor plus 95 basis points on the advanced portion. At December 31, 2013, there were $31 million outstanding borrowings under the facility with $52 million of receivables pledged as security, which were recorded as Other current assets on the Consolidated Balance Sheet. On November 1, 2014, in connection with the Master Closing of the Interiors Divestiture, the Company funded the outstanding balance under this facility which was approximately $1 million.

Available borrowings on outstanding affiliate credit facilities as of December 31, 2014, is approximately $359 million and certain of these facilities have pledged receivables, inventory or equipment as security.

Long-Term Debt

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

The Term Facility matures on April 9, 2021 (the “Term Facility Maturity Date”), and the Revolving Facility shall mature on April 9, 2019 (the “Revolving Facility Maturity Date”). Loans made under the Term Facility are due and payable in full on the Term Facility Maturity Date. Loans made under the Revolving Facility are due and payable in full on the Revolving Facility Maturity Date. Outstanding borrowings may be prepaid without penalty (other than borrowings made for the purpose of reducing the effective interest rate margin or weighted average yield of the loans) in $100,000 increments over $500,000 for loans maintained under the Base Rate and in $250,000 increments over $1,000,000 for loans maintained under the Eurodollar Rate. There are mandatory prepayments of principal in connection with: (i) excess cash flow sweeps (in the amount of 50%, with step downs to 25% and 0% of the excess cash flow, depending on the then-applicable leverage), (ii) certain asset sales or other dispositions (including as a result of casualty or condemnation), (iii) certain refinancings of indebtedness and (iv) over-advances under the Revolving Facility. The Company is also required to repay quarterly 0.25% of the initial term loan drawn.

The Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, including financial covenants and contains customary events of default. The Term Facility and the Revolving Facility require that, as of the last day of any four consecutive fiscal quarters of the Company last ended (commencing as of June 30, 2014), the Company maintain a total net leverage ratio no greater than 3.00:1.00 (the “Financial Maintenance Covenant”). During any period when the Company’s corporate and family ratings meet certain specified ratings, certain of the negative covenants shall be suspended and the Financial Maintenance Covenant shall only be tested with respect to the Revolving Facility. As of December 31, 2014, the Company was in compliance with the Financial Maintenance Covenant. Additionally, the Term Facility and Revolving Facility contain limitations on sale of the Company's equity interests in HVCC. The Company intends to either amend its current credit facilities to allow for the Climate Transaction or payoff and acquire new financing as needed prior to or in conjunction with the close of the Climate Transaction.

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

In connection with signing of the Credit Agreement, on April 9, 2014, the Company terminated its $130 million revolving loan credit agreement dated October 1, 2010. On June 23, 2014, the Company drew the $600 million term loan, net of an original issue discount of $9 million. During 2014, the company made the required mandatory quarterly repayments of 0.25% of the initial term loan totaling $3 million. As of December 31, 2014, $597 million face value was outstanding under the Term Facility, and there were no outstanding borrowings under the Revolving Facility.

The Company's 6.75% senior notes due April 15, 2019 (the "Senior Notes") were issued under an Indenture (the "Indenture") among the Company, the subsidiary guarantors named therein, and the Bank of New York Mellon Trust Company, N.A., as trustee. The Indenture and the form of Senior Notes provided, among other things, that prior to April 15, 2014, the Company had the option to redeem up to 10% of the Senior Notes during any 12-month period from issue date until April 15, 2014 for a 103% redemption price, plus accrued and unpaid interest to the redemption date. The Company exercised this right in each of December 2012, December 2013 and April 2014 to repurchase $50 million (10% of its Senior Notes aggregating $150 million of repurchases). Additionally, the Company had the option to redeem a portion or all of the Senior Notes beginning on April 15, 2014 for a 105.063% redemption price, plus accrued and unpaid interest to the redemption date. On April 9, 2014, the Company exercised this right and issued a call notice and redeemed the remaining $350 million of its Senior Notes on May 9, 2014. The Company recorded a $23 million and $2 million loss on extinguishment of debt in the year ended December 31, 2014 and 2013, respectively, related to the premium paid on the debt redemption and unamortized original issue discount, debt fees and other debt issue costs associated with the Senior Notes.

During the first quarter of 2013, Halla Visteon Climate Control Corporation ("HVCC") entered into and fully drew on two unsecured bilateral term loan credit agreements with aggregate available borrowings of approximately $195 million. As of December 31, 2014, the USD equivalent of these agreements was $191 million. Both credit agreements mature in May 2016 and are subject to financial covenants requiring total debt to EBITDA of not greater than 3.2x and a net interest coverage test of more than 3x. The Company was in compliance with such covenants at December 31, 2014.

Other long-term debt includes amounts associated with the Company's non-U.S. operations and are payable in various currencies. As of December 31, 2014 and December 31, 2013, the Company had long-term international affiliate debt outstanding of $65 million and $33 million, respectively. Other long-term borrowings increased in 2014 primarily to support the Thermal Acquisition and as a result of the consolidation of the debt balances of JCS-Nanjing. Other long-term debt balances are payable in both U.S. and non-U.S. currencies including, but not limited to, the Euro and Canadian dollar.

Included in other long-term debt at December 31, 2014 and 2013, is approximately $16 million and $17 million, respectively, attributable to a sale-leaseback arrangement for land and buildings located in Chihuahua, Mexico. In connection with the transaction in December 2012, the Company received proceeds of $19 million and entered into an agreement to lease the land and buildings back over a 5 year period. This sale-leaseback is being accounted for as a direct financing arrangement, and the cash proceeds have been recorded as debt. The lease requires annual rental payments that are allocated between the reduction of indebtedness and interest expense using an incremental borrowing rate of 9.5%. The Company will recognize the sale of the land and buildings at the end of the lease term and expects to record a gain of approximately $3 million.

Debt obligations, at December 31, 2014, included maturities as follows: 2015 — $142 million; 2016 — $200 million; 2017 — $50 million; 2018 — $7 million; 2019 — $6 million; thereafter — $576 million.

Other

The Company has a $15 million letter of credit facility with US Bank National Association. In connection with the facility, the Company must maintain a collateral account equal to 103% of the aggregate stated amount of issued letters of credit (or 110% for non-U.S. currencies) and must reimburse any amounts drawn under issued letters of credit. As of December 31, 2014 and 2013, the Company had $7 million and $10 million, respectively, of outstanding letters of credit issued under this facility secured by restricted cash. Additionally, the Company had $16 million and $21 million of locally issued letters of credit to support various customs arrangements and other obligations at its local affiliates of which $2 million and $15 million are secured by cash collateral at December 31, 2014 and 2013, respectively.

On July 4, 2012, the Company commenced a tender offer to purchase the remaining 30 percent of Halla. In connection with the tender offer, Visteon, through its wholly-owned Korean subsidiary Visteon Korea Holdings Corp., entered into a fully committed Korean debt facility of 1 trillion Korean Won ("KRW") or $881 million (the "Bridge Loan"), under which, Visteon Korea Holdings Corp. borrowed 925 billion KRW or $815 million. The Bridge Loan was secured by a pledge of all of the shares of capital stock of Halla owned directly or indirectly by Visteon. On July 30, 2012, Visteon Korea Holdings Corp. repaid approximately 910 billion KRW or $800 million of previously borrowed amounts under the Bridge Loan. On August 24, 2012, Visteon Korea Holdings Corp. permanently reduced the available commitments under the Bridge Loan as amended and completed repayment of all outstanding loan amounts on August 28, 2012 as was allowed without penalty after following certain advance notice and other procedures. The Company incurred debt extinguishment costs of approximately $4 million and interest of $5 million during 2012 in connection with this financing arrangement.

NOTE 15. Employee Benefit Plans

Defined Benefit Plans

The Company sponsors pay related benefit plans for employees in the U.S., UK, Germany, Brazil, France, Mexico, Japan, Korea, India, and Canada. Employees in the U.S. are no longer accruing benefits under the Company's defined benefit plans as these plans were frozen. The Company’s defined benefit plans are partially funded with the exception of certain supplemental benefit plans for executives and certain non-U.S. plans, primarily in Germany, which are unfunded.

On July 22, 2014, the Company purchased a non-participating annuity contract from Prudential Insurance Company of America (“Prudential”) for certain participants under the U.S. defined benefit pension plan (the “Plan”). The annuity purchase covered approximately 3,900 participants and resulted in the use of approximately $350 million of plan assets for the settlement of approximately $350 million of the outstanding pension benefit obligation (“PBO”). In connection with the annuity purchase, the Company recorded a settlement gain of $25 million during the year ended December 31, 2014. This gain is the pro-rata portion of the existing unamortized gain in AOCI and was calculated based on the percentage of the Plan's PBO that was settled as part of the annuity purchase. Prudential has unconditionally and irrevocably guaranteed the full payment of benefits to plan participants associated with the annuity purchase and benefits payment will be in the same form that was in effect under the Plan. Prudential has also assumed all investment risk associated with the assets that were delivered as annuity contract premiums.

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

The Company's expense for defined benefit pension plans is provided in the table below, as follows:

	U.S. Plans			Non-U.S. Plans
	Year Ended December 31			Year Ended December 31
	2014	2013	2012	2014	2013	2012
	(Dollars in Millions)
Costs Recognized in Income:
Service cost	$—	$—	$—	$25	$23	$18
Interest cost	43	47	70	31	27	28
Expected return on plan assets	(54)	(62)	(79)	(22)	(18)	(18)
Settlements and curtailments	(23)	—	9	(2)	(1)	4
Amortization of losses and other	—	—	—	3	3	—
Net pension (income) expense	$(34)	$(15)	$—	$35	$34	$32
Weighted Average Assumptions:
Discount rate	4.75%	3.95%	4.85%	4.30%	4.10%	5.70%
Compensation increase	N/A	N/A	N/A	3.55%	3.45%	3.70%
Long-term return on assets	7.00%	7.00%	7.00%	5.10%	4.75%	5.05%

In addition the Company recorded U.S. retirement benefit related restructuring expenses of $1 million and $1 million during 2013 and 2012, respectively. The Company’s obligation for defined benefit pension plans is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31		Year Ended December 31
	2014	2013	2014	2013
	(Dollars in Millions)
Change in Benefit Obligation:
Benefit obligation — beginning	$1,081	$1,245	$701	$653
Service cost	—	—	25	23
Interest cost	43	47	31	27
Actuarial loss (gain)	152	(119)	136	3
Settlements and curtailments	(354)	—	(4)	(2)
Foreign exchange translation	—	—	(83)	14
Business acquisitions and divestitures	—	—	(3)	—
Benefits paid and other	(58)	(92)	(21)	(17)
Benefit obligation — ending	$864	$1,081	$782	$701
Change in Plan Assets:
Plan assets — beginning	$960	$966	$434	$404
Actual return on plan assets	127	84	45	11
Sponsor contributions	2	5	43	33
Settlements	(354)	—	—	(1)
Foreign exchange translation	—	—	(44)	6
Divestitures	—	—	(1)	—
Benefits paid and other	(59)	(95)	(21)	(19)
Plan assets — ending	$676	$960	$456	$434
Funded status at end of period	$(188)	$(121)	$(326)	$(267)
Balance Sheet Classification:
Other non-current assets	$—	$8	$2	$2
Accrued employee liabilities	—	(2)	(3)	(5)
Employee benefits	(188)	(127)	(325)	(264)
Accumulated other comprehensive loss:
Actuarial (gain) loss	4	(98)	182	93
Tax effects/other	(1)	(2)	(29)	(18)
	$3	$(100)	$153	$75

The accumulated benefit obligation for all defined benefit pension plans was $1.53 billion and $1.68 billion at December 31, 2014 and 2013, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for employee retirement plans with accumulated benefit obligations in excess of plan assets were $1.35 billion, $1.29 billion, and $0.86 billion, respectively, at December 31, 2014 and $1.44 billion, $1.37 billion and $1.06 billion, respectively, at December 31, 2013.

Assumptions used by the Company in determining its defined benefit pension obligations as of December 31, 2014 and December 31, 2013 are summarized in the following table:

	U.S. Plans		Non-U.S. Plans
Weighted Average Assumptions	2014	2013	2014	2013
Discount rate	4.00%	4.75%	3.20%	4.30%
Expected rate of return on assets	7.00%	7.00%	4.85%	5.10%
Rate of increase in compensation	N/A	N/A	3.50%	3.55%

Components of the net change in AOCI related to defined benefit pension plans, exclusive of amounts attributable to non-controlling interests on the Company’s Consolidated Statements of Changes in Equity for the year ended December 31, 2014 and 2013, are as follows:

	U.S. Plans		Non-U.S. Plans
	2014	2013	2014	2013
	(Dollars in Millions)
Actuarial losses (gains)	$79	$(137)	$113	$10
Prior service credit	1	(2)	—	—
Deferred taxes	—	—	(8)	(4)
Currency/other	—	—	(24)	2
Reclassification to net income	23	—	(3)	(2)
	$103	$(139)	$78	$6
Actuarial losses for the year ended December 31, 2014 are primarily related to lower discount rate assumptions and changes to mortality assumptions in the U.S., offset by a higher than expected return on plan assets. Actuarial losses of $10 million for the non-U.S. retirement plans are expected to be amortized to income during 2015.

Benefit payments, which reflect expected future service, are expected to be paid by the Company plans, as follows:

	U.S. Plans	Non-U.S. Plans
	(Dollars in Millions)
2015	$41	$17
2016	41	18
2017	41	20
2018	42	22
2019	42	23
Years 2020 — 2024	222	162
In the year ended December 31, 2014, cash contributions to the Company's U.S. and non-U.S. defined benefit pension plans were $2 million and $43 million, respectively. Additionally, the Company expects to make cash contributions to its U.S. defined benefit pension plans of $1 million in 2015. Contributions to non-U.S. defined benefit pension plans are expected to be $35 million during 2015. The Company’s expected 2015 contributions may be revised.

Substantially all of the Company’s defined benefit pension plan assets are managed by external investment managers and held in trust by third-party custodians. The selection and oversight of these external service providers is the responsibility of the investment committees and their advisors. The selection of specific securities is at the discretion of the investment manager and is subject to the provisions set forth by written investment management agreements and related policy guidelines regarding permissible investments, risk management practices and the use of derivative securities. Derivative securities may be used by investment managers as efficient substitutes for traditional securities, to reduce portfolio risks or to hedge identifiable economic exposures. The use of derivative securities to create economic leverage to engage in unrelated speculation is expressly prohibited. External investment managers are prohibited from investing in any debt or equity securities related to the Company or its affiliates. Investments in the Company's equity is permitted when it is the result of a corporate contribution to the plan.

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

The Company’s retirement plan asset allocation at December 31, 2014 and 2013 and target allocation for 2015 are as follows:

	Target Allocation		Percentage of Plan Assets
	U.S.	Non-U.S.	U.S.		Non-U.S.
	2015	2015	2014	2013	2014	2013
Equity securities	35%	23%	34%	34%	25%	24%
Fixed income	20%	61%	21%	13%	58%	64%
Hedge funds	45%	8%	44%	52%	10%	6%
Cash	—%	8%	1%	1%	7%	6%
	100%	100%	100%	100%	100%	100%
The expected long-term rate of return for defined benefit pension plan assets has been chosen based on various inputs, including returns projected by various external sources for the different asset classes held by and to be held by the Company’s trusts and its targeted asset allocation. These projections incorporate both historical returns and forward looking views regarding capital market returns, inflation and other variables. Pension plan assets are valued at fair value using various inputs and valuation techniques. A description of the inputs and valuation techniques used to measure the fair value for each class of plan assets is included in Note 21 Fair Value Measurements.

Defined Contribution Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. Effective January 1, 2012, matching contributions for the U.S. defined contribution plan were increased to 100% on the first 6% of pay contributed. The expense related to matching contributions was approximately $13 million in 2014, $11 million in 2013, and $14 million in 2012.

Other Postretirement Employee Benefit Plans

In the U.S. and Canada, the Company has a financial obligation for the cost of providing other postretirement health care and life insurance benefits to certain of its employees under Company-sponsored plans. These plans generally pay for the cost of health care and life insurance for retirees and dependents, less retiree contributions and co-pays. Other postretirement benefit obligations were $6 million and $6 million at December 31, 2014 and 2013, respectively.

NOTE 16. Stock-Based Compensation

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

•
Cash settled stock-based compensation instruments are subject to liability accounting. At the end of each reporting period, the vested portion of the obligation for cash settled stock-based compensation instruments is adjusted to fair value based on the period-ending market prices of the Company's common stock. Related compensation expense is recognized based on changes to the fair value over the applicable service period.

Generally, the Company's stock-based compensation instruments are subject to graded vesting and recognized on an accelerated basis. The settlement intention of the awards is at the discretion of the Organization and Compensation Committee of the Company's Board of Directors. These stock-based compensation awards generally provide for accelerated vesting upon a change-in-control, which is defined in the 2010 Incentive Plan and requires a double-trigger. Accordingly, the Company may be required to accelerate recognition of related expenses in future periods in connection with the closing of the Climate Transaction and subsequent changes in employee responsibilities, if any.

The total stock-based compensation expense recognized and unrecognized was as follows:

	Year Ended December 31			Unrecognized Stock-Based Compensation Expense
	2014	2013	2012	December 31, 2014
	(Dollars in Millions)
Performance based share units	$14	$13	$5	$14
Restricted stock units	6	12	5	2
Restricted stock awards	—	3	17	—
Stock options	—	—	3	—
Stock appreciation rights	1	1	1	—
Total stock-based compensation expense	$21	$29	$31	$16

Restricted Stock Awards and Restricted Stock Units

RSAs and RSUs expected to be settled in shares of the Company's common stock are recorded as equity awards. Grant date fair value is measured as the average of the high and low market price of the Company's common stock as traded on the New York Stock Exchange on the date of grant. The Company granted 117,000 shares of RSAs during the year ended December 31, 2012, at weighted average grant date fair value of $53.48 per share. Unrecognized compensation expense at December 31, 2014 was less than $1 million for non-vested RSAs and will be recognized on a weighted average basis over the remaining vesting period of less than one year. The Company granted 12,000, 17,500 and 225,000 RSUs, expected to be settled in shares, during the year ended December 31, 2014, 2013 and December 31, 2012, respectively, at a weighted average grant date fair value of $84.67, $75.69 and $43.47 per share, respectively. These awards generally vest in one-third increments on the grant date anniversary over a three year vesting period. Unrecognized compensation expense at December 31, 2014 was $2 million for non-vested RSUs and will be recognized over the remaining vesting period of less than one year.

RSUs expected to be settled in cash are accounted for as liability awards. The Company granted 4,000, 1,000 and 71,000 RSUs, expected to be settled in cash, during the year ended December 31, 2014, 2013 and 2012, respectively, at weighted average grant date fair values $84.34, $59.34 and $46.29 per share, respectively. The Company made cash settlement payments of $1 million, $8 million and $5 million during the years ended December 31, 2014, 2013 and 2012, respectively. At December 31, 2014 and 2013, $1 million and $1 million , respectively, were recorded under Accrued employee liabilities relating to RSUs while $6 million and $4 million, respectively, were recorded under Employee benefits relating to RSUs. These awards generally vest in one-third increments on the grant date anniversary over a three year vesting period. Unrecognized compensation expense at December 31, 2014 was less than $1 million for non-vested RSUs and will be recognized on a weighted average basis over the remaining vesting period of approximately 1.1 years. Additionally, as of December 31, 2014, the Company has 7,000 outstanding RSUs awarded at a weighted average grant date fair value of $62.13 under the Non-Employee Director Stock Unit Plan which vest immediately but are not cash settled until the participant terminates service.

A summary of activity for RSAs and RSUs, including grants, vesting and forfeitures is provided below.

	RSAs	RSUs	Weighted Average Grant Date Fair Value
	(In Thousands)
Non-vested at December 31, 2011	656	257	$57.92
Granted	117	296	47.16
Vested	(482)	(123)	58.02
Forfeited	(63)	(27)	55.60
Non-vested at December 31, 2012	228	403	51.20
Granted	—	19	74.55
Vested	(199)	(200)	54.76
Forfeited	(10)	(61)	44.88
Non-vested at December 31, 2013	19	161	48.26
Granted	—	16	84.58
Vested	(10)	(80)	53.68
Forfeited	—	(6)	52.49
Non-vested at December 31, 2014	9	91	$54.64

Stock Options and Stock Appreciation Rights

Stock Options expected to be settled in shares of the Company's common stock are recorded as equity awards with an exercise price equal to the average of the high and low market price at which the Company's common stock was traded on the New York Stock Exchange on the date of grant. The grant date fair value of these awards is measured using the The Black-Scholes option pricing model. The Company granted 32,000 and 155,000 Stock Options during the year ended December 31, 2014 and 2012, respectively. The weighted average grant date fair value of Stock Options granted during the year ended December 31, 2014 and 2012 was $33.98 and $25.16 per share, respectively. Stock Options generally vest in one-third increments on the grant date anniversary over a three year vesting period and have an expiration date 7 or 10 years from the date of grant. The Company received payments of $13 million and $2 million related to the exercise of 160,408 and 36,599 stock options during the year ended December 31, 2014 and 2013, respectively. Unrecognized compensation expense for non-vested Stock Options at December 31, 2014 was less than one million and is expected to be recognized over a weighted average period of less than one year.

SARs expected to be settled in cash and are accounted for as liability awards with an exercise price equal to the average of the high and low market price at which the Company's common stock was traded on the New York Stock Exchange on the date of grant. The Company granted 11,000 SARs with a weighted average fair value of $33.98 in the year ended December 31, 2014 and 32,000 SARs with a weighted average fair value of $20.78 in the year ended December 31, 2012. The fair value of SARs is determined at each period-end using the Black-Scholes option pricing model. At December 31, 2014 and 2013, respectively, $1 million and $0 million were recorded under Accrued employee liabilities and $1 million and $3 million were recorded under Employee benefits. SARs generally vest in one-third increments on the grant date anniversary over a three year vesting period and have an expiration date 7 or 10 years from the date of grant. Unrecognized compensation expense at December 31, 2014 was less than one million for non-vested SARs and will be recognized on a weighted average basis over the remaining vesting period of 1.4 year.

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

Weighted average assumptions used to estimate the fair value of awards granted during the years ended December 31, 2014, 2013 and 2012 are as follows:

	Stock Options			SARs
	2014	2013	2012	2014	2013	2012
Expected term (in years)	5	N/A	6	5	4.45	5.07
Expected volatility	43.61%	N/A	48.96%	43.61%	42.14%	51.69%
Risk-free interest rate	1.72%	N/A	1.12%	1.72%	1.51%	0.74%
Expected dividend yield	—%	N/A	—%	—%	—%	—%

A summary of activity for Stock Options and SARs, including award grants, vesting and forfeitures is provided below.

	Stock Options	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
	(In Thousands)		(In Thousands)
Outstanding at December 31, 2011	390	$72.26	84	$74.08
Granted	155	53.57	32	53.57
Exercised	—	—	—	—
Forfeited or expired	(183)	66.64	(18)	68.06
Outstanding at December 31, 2012	362	67.13	98	68.36
Granted	—	—	—	—
Exercised	(36)	55.88	(3)	61.42
Forfeited or expired	(120)	67.81	(19)	66.80
Outstanding at December 31, 2013	206	68.74	76	69.06
Granted	32	84.67	11	84.67
Exercised	(160)	70.88	(40)	71.15
Forfeited or expired	(4)	66.75	(1)	76.28
Outstanding at December 31, 2014	74	$71.22	46	$70.46

Exercisable at December 31, 2014	24	$65.82	33	$70.09

	Stock Options and SARs Outstanding
Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price
	(In Thousands)	(In Years)
$45.01 - $55.00	36	7.17	$53.57
$55.01 - $65.00	5	6.25	$62.28
$65.01 - $75.00	39	6.17	$74.08
$75.01 - $90.00	40	6.25	$84.67
	120

Performance Based Share Units

PSUs that are expected to be settled in shares of the Company's common stock are recorded as equity awards. PSUs that are expected to be settled in cash are accounted for as liability awards. During the first quarter of 2012, the Company granted 188,000 PSUs. The number of such PSUs that will vest is based on the Company's achievement of targeted performance levels related to a pre-established relative total shareholder return ("RTSR") goal compared to its peer group of automotive companies over a three-year period, which may range from 0% to 150% of the target award amount. Based on actual RTSR performance level for the three-year performance period which ended on December 31, 2014, the company's Compensation Committee determined a final weighted average pay out rate of 56% and payment is expected in the first quarter of 2015. During the fourth quarter of 2012, the Company granted an additional 1,123,000 PSUs. The number of such PSU's that will vest is based on the Company's achievement of a pre-established total shareholder return ("TSR") metric over a three year period, which may range from 0% to 100% of the target award. PSUs will vest on December 31, 2015 and the final award will be determined by the Compensation Committee.

During the first quarter of 2014, the Company granted an additional 30,000 PSUs. The number of such PSU's that will vest is based on the Company's achievement of a pre-established RTSR goal compared to its peer group over a three year period ending December 31, 2016, which may range from 0% to 150% of the target award. PSUs will vest on January 31, 2017 and the final award will be determined by the Compensation Committee. A portion of each grant is expected to be settled in stock and cash.

For PSUs expected to be settled in shares of the Company's common stock, the grant date fair value was determined using the Monte Carlo valuation model. Unrecognized compensation expense at December 31, 2014 was $9 million for the non-vested portion of these awards and will be recognized over the remaining vesting period of approximately 0.9 years. For PSUs expected to be settled in cash, the period ending fair value of the obligation for these awards was determined using the Monte Carlo valuation model. At December 31, 2014 and 2013, respectively, $2 million and $0 million were recorded under Accrued employee liabilities relating to PSUs while $9 million and $5 million were recorded under Employee benefits relating to PSUs. Unrecognized compensation expense at December 31, 2014 was $5 million for the non-vested portion of these awards and will be recognized over the remaining vesting period of approximately 1.1 years.

The Monte Carlo valuation model requires management to make various assumptions including the expected volatility, risk free interest rate and dividend yield. Expected volatility was calculated based on a rolling average of the daily stock closing prices of a peer group of companies with a period equal to the expected life of the award. The peer group of companies was used due to the relatively short history of the Company's common stock since its emergency from the bankruptcy. The peer group was established using the criteria of similar industry (utilizing product mix), size (measured by market capitalization), leverage (measured using debt to equity ratio) and length of history. The risk-free rate was based on the U.S. Treasury yield curve in relation to the contractual life of the stock-based compensation instrument. The dividend yield was based on historical patterns and future expectations for Company dividends.

Weighted average assumptions used to estimate the fair value of PSUs granted during the years ended as of December 31, 2014 and 2012 are as follows:

	Year Ended December 31
	2014	2012
Expected volatility	39.6%	33.0%
Risk-free rate	0.79%	0.13%
Expected dividend yield	—%	—%

A summary of activity for PSUs, including award grants, vesting and forfeitures is provided below.

	PSUs	Weighted Average Grant Date Fair Value

	(In Thousands)
Granted	1,311	$33.85
Forfeited	(57)	45.57
Non-vested at December 31, 2012	1,254	33.32
Granted	—	—
Forfeited	(265)	32.33
Non-vested at December 31, 2013	989	33.59
Granted	30	90.45
Forfeited	(25)	35.92
Non-vested at December 31, 2014	994	$35.25

Note 17. Other Expense, Net

Other expense, net consists of the following:

	Year Ended December 31
	2014	2013	2012
	(Dollars in Millions)
Transformation costs	$31	$33	$27
Integration costs	18	—	—
Loss on KRW option contract	10	—	—
Provision for losses on recoverable taxes	8	—	—
Loss on asset contribution	3	—	14
Gain on sale of joint venture interest	(2)	(5)	(19)
UK Administration recovery	—	(2)	—
Asset impairments	—	—	5
	$68	$26	$27

Visteon incurred business transformation costs of $31 million, $33 million, and $27 million during the years ended December 31, 2014, 2013 and 2012, respectively. Transformation costs are related to financial and advisory services incurred in connection with execution of the Company's comprehensive value creation plan, including professional fees associated with the Electronics Acquisition, Yanfeng Transactions, and the Climate Transaction.

During the year ended December 31, 2014, the Company recorded $18 million of costs to integrate the businesses associated with Electronics Acquisition. Integration costs included re-branding, facility modification, information technology readiness and related professional services. The Company recorded $8 million during the year ended December 31, 2014, to adjust recoverable value-added taxes to net realizable value attributable to business exit activities. In connection with the closure of the Climate facility located in Quilmes, Argentina in 2014, the Company contributed land and building with a net book value of $3 million to the local municipality for the benefit of former employees.

In connection with the Climate Transaction, the Company entered into a foreign currency option contract with a notional value of $2,229 million ("KRW option contract") to manage foreign currency exposure on anticipated KRW denominated proceeds. During the year ended December 31, 2014, the Company recorded a loss of $10 million to reflect the change in the fair value of the non-designated portion of this KRW option contract.

In August 2012, the Company sold its 50% ownership interst in R-Tek Limited, a UK-based Interiors joint venture, for cash proceeds of approximately $30 million, which resulted in a gain of $19 million. The Company recorded a loss of $14 million associated with assets, including land, building and machinery, contributed to the local municipality in Spain for the benefit of employees in connection with the closure of the Cadiz Electronics operation. During the fourth quarter of 2012, the Company recorded an impairment of $5 million for an other than temporary decline in the value of Visteon TYC Corporation, reflecting the difference between the carrying value and estimated sale transaction proceeds.

NOTE 18. Income Taxes

Income Tax Provision

Details of the Company's income tax provision from continuing operations are provided in the table below:

	Year Ended December 31
	2014	2013	2012
	(Dollars in Millions)
Income (Loss) Before Income Taxes: (a)
U.S	$(66)	$(101)	$(147)
Non-U.S	312	790	257
Total income before income taxes	$246	$689	$110
Current Tax Provision:
U.S. federal	$4	$5	$4
Non-U.S	137	174	113
U.S. state and local	—	1	1
Total current tax provision	141	180	118
Deferred Tax Provision (Benefit):
U.S. federal	2	—	(3)
Non-U.S	(19)	(63)	(8)
Total deferred tax provision (benefit)	(17)	(63)	(11)
Provision for income taxes	$124	$117	$107

(a) Income (loss) before income taxes excludes equity in net income of non-consolidated affiliates.
A summary of the differences between the provision for income taxes calculated at the U.S. statutory tax rate of 35% and the consolidated provision for income taxes is shown below:

	Year Ended December 31
	2014	2013	2012
	(Dollars in Millions)
Income before income taxes, excluding equity in net income of non-consolidated affiliates, at U.S. statutory rate of 35%	$86	$241	$38
Impact of foreign operations	19	(71)	73
State and local income taxes	11	(1)	(2)
Tax reserve adjustments	24	(33)	6
Change in valuation allowance	(18)	70	(22)
Impact of tax law change	1	(32)	1
Yanfeng transactions	—	(58)	—
Other	1	1	13
Provision for income taxes	$124	$117	$107
The Company’s provision for income tax for continuing operations was $124 million for year ended December 31, 2014. The unfavorable impact of foreign operations of $19 million includes a $52 million favorable variance due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate. These amounts were more than offset by $25 million of non-U.S. withholding taxes, $13 million U.S. and non-U.S. income taxes related to the repatriation of earnings, and $33 million represents foreign tax credit adjustments primarily related to electing to deduct expiring credits. The U.S. income tax consequences of these items approximate $46 million and were entirely offset by the U.S. valuation allowance. The $11 million impact of state and local income taxes primarily reflects the elimination of state net operating loss carryforwards resulting from formally exiting certain states during 2014 and was entirely offset by the U.S. valuation allowance. Tax reserve adjustments of $24 million includes approximately $16 million related to changes in uncertain tax benefits surrounding the incentives associated with the Company's research and development activities and net $8 million in connection with the Internal Revenue Service completing its audit during the fourth quarter of 2014 which was fully offset by the U.S. valuation allowance.

In connection with various investment arrangements, the Company was granted "holidays" from income taxes in various foreign jurisdictions but primarily China, Thailand, and Tunisia. In total, the arrangements reduced income tax expense by approximately $15 million in 2014, $10 million in 2013, and $3 million in 2012 and are included with the impact of foreign operations in the effective tax rate reconciliation above.

The Company's provision for income tax for continuing operations was $117 million for the year ended December 31, 2013. The favorable impact of foreign operations of $71 million includes a $58 million favorable variance due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, $54 million represents primarily U.S. foreign tax credit adjustments, and $16 million represents the reduction of U.S. income tax associated with the taxation of non-U.S. earnings due to transfers of offshore cash between countries (“look-through” rules). The American Taxpayer Relief Act of 2012 retroactively extended the “look-through” provisions to December 31, 2013 on January 2, 2013. Because tax law changes are recognized in the period in which new legislation is enacted, the $16 million was reflected as a favorable discrete adjustment in the first quarter of 2013, but due to the Company's valuation allowance in the U.S. there was no net impact to the Company's provision for income taxes in 2013 or 2012, related to this item. These amounts were partially offset by $34 million of non-U.S. withholding taxes and $23 million of U.S. and non-U.S. income taxes related to the repatriation of earnings. The U.S. income tax consequences of these items approximate $47 million and were entirely offset by the U.S. valuation allowance. Tax reserve adjustments of $33 million primarily relate to reevaluating transfer pricing-related exposures in Europe and the United States due to audit closures during 2013. The $32 million impact of tax law changes is primarily attributable to tax reform in Mexico resulting in restoration of deferred tax assets, including net operating loss carryforwards, which were partially offset by a related valuation allowance of $26 million. The favorable $58 million variance related to the Yanfeng transactions primarily reflects the tax benefit associated with available foreign tax credits. The U.S. income tax consequences associated with the Yanfeng transactions approximate $54 million and were fully offset by the U.S. valuation allowance.

The Company’s provision for income tax for continuing operations was $107 million for year ended December 31, 2012. Significant components of the variance from the U.S. statutory rate include $29 million of non-U.S. withholding taxes, $80 million of U.S. and non-U.S. income taxes related to the planned repatriation of earnings from its unconsolidated and certain consolidated foreign affiliates, and $16 million of U.S. income tax associated with the "look-through" rules described above, partially offset by a $52 million favorable variance for foreign rate differentials. The U.S. income tax consequences in connection with the Company's earnings from these affiliates of approximately $93 million were offset with the U.S. valuation allowance. The tax reserve adjustments of $6 million primarily relate to interest accrued on tax positions related to prior periods. Other items impacting the effective rate of $13 million primarily represent U.S. tax adjustments offset by an equal and opposite amount against the U.S. valuation allowance.

Deferred Income Taxes and Valuation Allowances

Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations, as well as net operating loss, tax credit and other carryforwards. The Company recorded deferred tax liabilities, net of valuation allowances, for U.S. and non-U.S. income taxes and non-U.S. withholding taxes of approximately $42 million and $46 million as of December 31, 2014 and 2013, respectively, on the undistributed earnings of certain consolidated and unconsolidated foreign affiliates as such earnings are intended to be repatriated in the foreseeable future. The Company has not provided for deferred income taxes or foreign withholding taxes on the remainder of undistributed earnings from consolidated foreign affiliates because such earnings are considered to be permanently reinvested. It is not practicable to determine the amount of deferred tax liability on such earnings as the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.

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

In determining the need for a valuation allowance, the Company also evaluates existing valuation allowances. As part of the Electronics Acquisition during 2014, an existing Visteon legal entity in Mexico with substantial net operating loss carryforward attributes for which a valuation allowance was previously recorded acquired a portion of the operations in Mexico. Management projects the combined results from the acquired business should result in the partial utilization of the existing net operating loss carryforward attributes prior to their expiration, and consequently, the Company recognized a tax benefit through continuing operations of $4 million related to the partial elimination of the valuation allowance during 2014. During 2013 certain Korean legal entities were merged, which should result in the future utilization of foreign tax credits in Korea for which a valuation allowance was previously recorded, and consequently, the Company recognized a tax benefit of $12 million related to the elimination of the related valuation allowance. During 2012, the Company recorded a tax benefit of $8 million attributable to the elimination of valuation allowances at several foreign subsidiaries in China, India and the Czech Republic.

The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries, including Germany and France until sufficient positive evidence exists to reduce or eliminate the valuation allowances. At December 31, 2014 and 2013, the Company had net deferred tax assets, net of valuation allowances, of approximately $51 million and $42 million, respectively, in certain foreign jurisdictions, the realization of which is dependent on generating sufficient taxable income in future periods. While the Company believes it is more likely than not that these deferred tax assets will be realized, failure to achieve taxable income targets which considers, among other sources, future reversals of existing taxable temporary differences, would likely result in an increase in the valuation allowance in the applicable period.

The components of deferred income tax assets and liabilities are as follows:

	December 31
	2014	2013
	(Dollars in Millions)
Deferred Tax Assets:
Employee benefit plans	$130	$83
Capitalized expenditures for tax reporting	36	53
Net operating losses and credit carryforwards	1,385	1,508
All other	233	235
Valuation allowance	(1,687)	(1,710)
Total deferred tax assets	$97	$169
Deferred Tax Liabilities:
Fixed assets and intangibles	$84	$116
Investment in foreign affiliates, including withholding tax	36	96
All other	21	32
Total deferred tax liabilities	$141	$244
Net deferred tax liabilities	$44	$75
Consolidated Balance Sheet Classification:
Other current assets	$41	$36
Other non-current assets	40	69
Other current liabilities	5	43
Deferred tax liabilities non-current	120	137
Net deferred tax liabilities	$44	$75
At December 31, 2014, the Company had available non-U.S. net operating loss carryforwards and tax credit carryforwards of $1.2 billion and $11 million, respectively, which have carryforward periods ranging from 5 years to indefinite. The Company had available U.S. federal net operating loss carryforwards of $1.6 billion at December 31, 2014, which will expire at various dates between 2028 and 2034. U.S. foreign tax credit carryforwards are $404 million at December 31, 2014. These credits will begin to expire in 2015. The Company had available tax-effected U.S. state operating loss carryforwards of $18 million at December 31, 2014, which will expire at various dates between 2020 and 2034.

In connection with the Company's emergence from bankruptcy and resulting change in ownership on the Effective Date, an annual limitation was imposed on the utilization of U.S. net operating losses, U.S. credit carryforwards and certain U.S. built-in losses (collectively referred to as “tax attributes”) under Internal Revenue Code (“IRC”) Sections 382 and 383. The collective limitation is approximately $120 million per year on tax attributes in existence at the date of change in ownership. Additionally, the Company has approximately $520 million of U.S. net operating loss carryforwards and $159 million of U.S. foreign tax credits that are not subject to any current limitation since they were realized after the Effective Date.

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

As of the end of 2014, valuation allowances totaling $1.7 billion have been recorded against the Company’s deferred tax assets. Of this amount, $1.2 billion relates to the Company’s deferred tax assets in the U.S. and $455 million relates to deferred tax assets in certain foreign jurisdictions, including Germany, a pass-through entity for U.S. tax purposes.

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
Gross unrecognized tax benefits at December 31, 2014 and 2013 were $60 million and $73 million, respectively. Of these amounts approximately $40 million and $30 million, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at December 31, 2014 and December 31, 2013 were $27 million and $23 million, respectively.

During the fourth quarter of 2014, the IRS completed the audit of the Company's U.S. tax returns for the 2010 and 2011 tax years. The closing of the audit did not have a material impact on the Company's effective tax rate due to the valuation allowances maintained against the Company's U.S. tax attributes resulting in a decrease in unrecognized tax benefits of $25 million offset by $31 million related to adjustments not previously recognized. During 2014, the Company increased its gross unrecognized tax benefits to reflect the remeasurement of prior year uncertain tax positions as a result of completed reviews with updated financial and other measurement criteria in connection with certain incentives received by the Company's affiliates in Asia.
With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2012 or state and local, or non-U.S. income tax examinations for years before 2003 although U.S. net operating losses carried forward into open tax years technically remain open to adjustment. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in Asia (including Korea) could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits including amounts attributable to discontinued operations is as follows:

	Year Ended December 31
	2014	2013
	(Dollars in millions)
Beginning balance	$73	$117
Tax positions related to current period
Additions	8	8
Tax positions related to prior periods
Additions	8	5
Reductions	(25)	(51)
Settlements with tax authorities	(1)	(4)
Lapses in statute of limitations	(2)	(2)
Effect of exchange rate changes	(1)	—
Ending balance	$60	$73
During 2012, Korean tax authorities commenced a review of the Company's South Korean affiliates (including Halla) for tax years 2007 through 2012, and issued formal notice of assessments, including penalties, of approximately $25 million for alleged underpayment of withholding tax on dividends paid and other items, including certain management service fees charged by Visteon. The Company's South Korean affiliates paid approximately $25 million to the tax authorities in 2013, as required under South Korean tax regulations, to pursue the appeals process. During the third quarter of 2014, the tax authorities refunded approximately $11 million to the Company's South Korean affiliates comprised of $5 million representing substantially all of the tax associated with the management service fees charged by Visteon and $6 million representing a partial refund related to the withholding tax on dividends paid. The Company continues to evaluate all available settlement opportunities, including litigation related primarily to the outstanding withholding tax item and believes it is more likely than not that it will receive a favorable outcome. During the fourth quarter of 2014, the Company abandoned pursuing further appeals related to the South Korean audit resulting in additional income tax expense of approximately $3 million.
During 2012, Brazilian tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) of approximately $15 million related to the sale of its chassis business to a third party. During 2013, after attempts to reopen an appeal of the administrative decision failed, Sistemas opened a judicial proceeding against the government to address the notice, which required a deposit in the amount of the assessment to suspend the debt and allow Sistemas to operate regularly before the tax authorities. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level.
Appeal payments in Korea and Brazil, as well as contingent income tax refund claims associated with other jurisdictions, total $50 million as of December 31, 2014 and are included in Other non-current assets on the consolidated balance sheet.
NOTE 19. Stockholders’ Equity and Non-controlling Interests

Share Repurchase Program

In July 2012, the board of directors authorized the repurchase of up to $100 million of the Company's common stock. During 2012, the Company repurchased 1,005,559 shares of its outstanding common stock at an weighted average price of $49.72 per share, excluding commissions, for the aggregate purchase price of $50 million. In January 2013, the board of directors reauthorized the previously authorized $100 million and increased the repurchase amount an additional $200 million, bringing the total share repurchase authorization to $300 million. In March 2013, the Company entered into an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. Under the program, the Company paid the financial institution $125 million and received an initial delivery of 1,713,502 shares of common stock. The value of those shares on the date of delivery was $100 million at $58.36 per share and is included in common stock held in treasury. On April 17, 2013, the program concluded and the Company received an additional 495,576 shares. The final settlement price for all shares delivered under the program was $56.58.

In August 2013, the Company's board of directors raised the authorization of its remaining share repurchase program from $125 million to $1 billion over the next two years. The Company entered into another ASB program in August 2013 with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. The Company paid the financial institution $125 million and received an initial delivery of 1,368,925 shares of common stock. The value of those shares on the date of delivery was $100 million at $73.05 per share and is included in common stock held in treasury. On December 20, 2013, the program concluded and the Company received an additional 307,975 shares. The final settlement price for all shares delivered under the program was $74.54.

On May 8, 2014, the Company announced another ASB program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $500 million. Under the program, the Company paid the financial institution $500 million and received an initial delivery of 3,394,157 shares of common stock using a reference price of $92.07, and an additional delivery of 1,129,001 shares of common stock following the conclusion of the hedge period which determined a certain minimum amount of shares guaranteed under a portion of the program that had a maximum per share price of $100.54. The final settlement will be generally based on the volume-weighted average price of the Company's common stock over a period of up to approximately 12 months, less a negotiated discount, 50 percent of which will be subject to a maximum per share price. On October 15, 2014, the capped portion of the program concluded, and the Company received an additional 112,269 shares. The final settlement price for all shares delivered under the capped portion of the program was $96.19. As of December 31, 2014, $375 million remained authorized and available for repurchase through December 31, 2015. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market or privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other.

Treasury Stock

The Company's board of directors has authorized a total of $1.175 billion in share repurchases since July of 2012, of which $375 million remains authorized and available for repurchase through December 31, 2015. As a result of the execution of this share repurchase program, the Company's treasury stock has increased. In 2012, open market repurchases under the share repurchase program contributed a total of 1,005,559 shares to treasury stock. The $125 million ASB that completed on April 17, 2013, contributed a total of 2,209,078 shares to treasury stock in 2013. The $125 million ASB that completed on December 20, 2013, contributed a total of 1,676,900 shares to treasury stock in 2013. The $500 million ASB program entered into on May 8, 2014, contributed a total of 4,635,427 shares to treasury stock in 2014. At December 31, 2014 and 2013, the Company held approximately 10,080,000 and 5,640,000 shares of common stock in treasury for use in satisfying obligations under employee incentive compensation arrangements. The Company values shares of common stock held in treasury at cost.

Non-Controlling Interests

Non-controlling interests in the Visteon Corporation economic entity are as follows:

	December 31
	2014	2013
	(Dollars in Millions)
HVCC	$798	$790
YFVE	118	139
SVAE	39	—
Visteon Interiors Korea, Ltd.	—	22
Other	1	2
Total non-controlling interests	$956	$953

In connection with the Electronics Acquisition, the Company acquired a controlling 60% interest in Shanghai Visteon Automotive Electronics Co., Ltd. ("SVAE"). In connection with the preliminary purchase price allocation, the non-controlling interest in SVAE was recorded at estimated fair value based on management's estimates, available information, and reasonable and supportable assumptions as the July 1, 2014, transaction closing date. Additionally, the Company utilized a third-party to assist with the estimation of fair value. The estimated fair value of the non-controlling interest in SVAE of $41 million was based on the discounted cash flows method, which is an income approach. This fair value measurement is classified within level 3 of the fair value hierarchy.

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

Warrants

The warrants to purchase up to 2,355,000 shares of common stock at an exercise price of $9.66 per share, which expire ten years from issuance ("Ten Year Warrants") may be net share settled and are recorded as permanent equity in the Company’s consolidated balance sheets with 909 and 909 warrants outstanding at December 31, 2014 and 2013, respectively. The Ten Year Warrants were valued at $15.00 per share on October 1, 2010 using the Black-Scholes option pricing model. Significant assumptions used in determining the fair value of such warrants at issuance included share price volatility and risk-free rate of return. The volatility assumption was based on the implied volatility and historical realized volatility for comparable companies. The risk-free rate assumption was based on U.S. Treasury bond yields.

The warrants to purchase up to 1,552,774 shares of common stock at an exercise price of $58.80 per share, which expire five years from issuance ("Five Year Warrants") may be net share settled and are recorded as permanent equity in the Company’s consolidated balance sheets with 806,436 and 1,548,387 warrants outstanding at December 31, 2014 and 2013, respectively. The Five Year Warrants were valued at $3.62 per share on October 1, 2010 using the Black-Scholes option pricing model. Significant assumptions used in determining the fair value of such warrants at issuance included share price volatility and risk-free rate of return. The volatility assumption was based on the implied volatility and historical realized volatility for comparable companies. The risk-free rate assumption was based on U.S. Treasury bond yields.

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

Accumulated Other Comprehensive Income (Loss)
Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component includes:

	Year Ended December 31
	2014	2013
	(Dollars in Millions)
Changes in AOCI:
Beginning balance	$(12)	$(90)
Other comprehensive income (loss) before reclassification, net of tax	(247)	124
Amounts reclassified from AOCI	(40)	(46)
Ending balance	$(299)	$(12)

Changes in AOCI by component:
Foreign currency translation adjustments
Beginning balance	$(37)	$11
Other comprehensive (loss) income before reclassification, net of tax	(100)	(11)
Amounts reclassified from AOCI (a)	(1)	(37)
Ending balance	(138)	(37)
Benefit plans
Beginning balance	25	(108)
Other comprehensive income (loss) before reclassification, net of tax (b)	(161)	131
Amounts reclassified from AOCI (c)	(20)	2
Ending balance	(156)	25
Unrealized hedging gains (loss)
Beginning balance	—	7
Other comprehensive income before reclassification, net of tax (d)	14	4
Amounts reclassified from AOCI (e)	(19)	(11)
Ending balance	(5)	—
AOCI ending balance	$(299)	$(12)
(a) Amount included in Other expense in Consolidated Statement of Comprehensive Income.
(b) Net tax benefits of $8 million and $4 million are related to benefit plans for the year ended December 31, 2014 and 2013, respectively.
(c) Amount included in the computation of net periodic pension cost. (See Note 15 Employee retirement benefits for additional details.)
(d) Net tax benefit of $2 million and expense of $3 million are related to unrealized hedging gain (loss) for the year ended December 31, 2014 and 2013, respectively.
(e) Amount is included in Cost of sales in Consolidated Statement of Comprehensive Income.

Restricted Net Assets

Restricted net assets related to the Company’s non-consolidated affiliates were approximately $165 million and $228 million, respectively, as of December 31, 2014 and 2013. Restricted net assets related to the Company’s consolidated subsidiaries were approximately $392 million and $405 million, respectively as of December 31, 2014 and 2013. Restricted net assets of consolidated subsidiaries are attributable to the Company’s operations in China, where certain regulatory requirements and governmental restraints result in significant restrictions on the Company’s consolidated subsidiaries ability to transfer funds to the Company.

NOTE 20. Earnings (Loss) Per Share

A summary of information used to compute basic and diluted earnings (loss) per share attributable to Visteon is as follows:

	Year Ended December 31
	2014	2013	2012
	(In Millions, Except Per Share Amounts)
Numerator:
Net income from continuing operations attributable to Visteon	$32	$704	$164
Loss from discontinued operations, net of tax	(327)	(14)	(64)
Net (loss) income attributable to Visteon	$(295)	$690	$100
Denominator:
Average common stock outstanding - basic	45.8	50.0	52.9
Dilutive effect of warrants and PSUs	1.4	1.1	0.4
Diluted shares	47.2	51.1	53.3

Basic and Diluted Per Share Data:
Basic (loss) earnings per share attributable to Visteon:
Continuing operations	$0.70	$14.08	$3.10
Discontinued operations	(7.14)	(0.28)	(1.21)
	$(6.44)	$13.80	$1.89
Diluted (loss) earnings per share attributable to Visteon:
Continuing operations	$0.68	$13.77	$3.08
Discontinued operations	(6.93)	(0.27)	(1.20)
	$(6.25)	$13.50	$1.88

The effect of certain common stock equivalents including warrants, performance-based share units, and stock options were excluded from the computation of weighted average diluted shares outstanding as inclusion of such items would be anti-dilutive, summarized as follows. All common stock equivalents were dilutive in the year ended December 31, 2014.

	Year Ended December 31
	2013			2012
	(In Millions, Except Per Share Amounts)
Number of warrants	—			1.5
Exercise price	$—			$58.80
Number of performance stock units	0.1			1.3
Number of stock options	0.2			0.4
Exercise price	$44.55	-	$74.08	$44.55	-	$74.08

NOTE 21. Fair Value Measurements

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

The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis are as follows.

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in Millions)
Asset Category:
Retirement plan assets	$319	$482	$331	$1,132
Foreign currency instruments	—	5	—	5
Liability Category:
Foreign currency instruments	$—	$27	$—	$27

	December 31, 2013
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in Millions)
Asset Category:
Retirement plan assets	$380	$467	$547	$1,394
Foreign currency instruments	—	6	—	6
Liability Category:
Foreign currency instruments	$—	$2	$—	$2

Foreign currency instruments are valued under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying and non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. The carrying amounts of all other financial instruments approximate their fair values due to their relatively short-term maturities.

Retirement Plan Assets

Retirement plan assets consist of the following:

•
Cash and cash equivalents represent assets that are immediately available or are highly liquid and not subject to significant market risk. These assets are comprised of short-term sovereign debt or high credit-quality money market securities held directly by the plan or via a registered investment fund and are categorized as Level 1. Cash and cash equivalent assets denominated in currencies other than the U.S. dollar are reflected in U.S. dollar terms at the exchange rate prevailing at the balance sheet dates.

•
Registered investment companies are mutual funds that are registered with the Securities and Exchange Commission. Mutual funds may invest in various types of securities or combinations thereof including equities, fixed income securities, and other assets that are subject to varying levels of market risk and are categorized as Level 1. The share prices for mutual funds are published at the close of each business day.

•
Common and preferred stock represent equity securities that are traded on organized exchanges or regulated over-the-counter markets, some of which provide readily-observable market prices and are categorized as Level 1 while others have less observable inputs and are categorized as Level 2.

•	Other investments include miscellaneous assets and liabilities and are primarily comprised of pending transactions and collateral settlements and are categorized as Level 2.

•
Short-term investments consist of bank instruments and other investments not subject to significant market risk, and are reflected at their principal value as of the reporting date and are categorized as Level 2. Investments denominated in currencies other than the U.S. dollar are reflected in U.S. dollar terms at the exchange rate prevailing at the balance sheet dates.

•
Treasury and government securities consist of debt securities issued by the U.S. and non-U.S. sovereign governments and agencies, thereof. Assets with a high degree of liquidity and frequent trading activity are categorized as Level 1 while others are valued by independent valuation firms that employ standard methodologies associated with valuing fixed-income securities and are categorized as Level 2.

•
Common trust funds are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds, including equities and fixed income securities, are generally publicly traded in regulated markets that provide readily available market prices and are categorized as Level 1. Funds for which the underlying assets do not have readily available market prices and are categorized as Level 2.

•
Liability Driven Investing (“LDI”) is an investment strategy that utilizes interest-rate swaps and other financial derivative instruments intended to hedge the changes in pension liabilities associated with changes in the actuarial discount rate as applied to the plan’s liabilities. The valuation methodology of the financial derivative instruments contained in this category of assets utilizes standard pricing models associated with fixed income derivative instruments and are categorized as Level 2.

•
Corporate debt securities consist of fixed income securities issued by corporations. Assets with a high degree of liquidity and frequent trading activity are categorized as Level 1 while others are valued by independent valuation firms that employ standard methodologies associated with valuing fixed-income securities and are categorized as Level 2.

•
Global tactical asset allocation funds (“GTAA”) are common trust funds that are not publicly traded. GTAA investment managers have broad discretion to vary the funds allocation over time across many conventional as well as alternative asset classes in an attempt to exploit short-term mis-pricings among a global set of assets within specific strategy guidelines. The underlying assets in these funds may include equities or fixed-income securities transacted in active markets as well as other assets that have values less readily observable and may require valuation techniques that require inputs that not readily observable. Generally, monthly notice is required to redeem these funds. These assets are categorized as Level 3 and are generally valued based on their respective net asset values (or equivalent) as a practical expedient to estimate fair value due to the absence of readily available market prices.

•
Limited partnership is an asset category intended to represent investments in hedge funds of funds (“HFF”). A fund of hedge funds is an investment vehicle that consists of a portfolio invested in multiple hedge funds. Due to the private nature of the partnership investments, pricing inputs are not readily observable. Asset valuations are developed by the general partners that manage the partnerships. Generally, monthly or quarterly notice is required to redeem these funds. These assets are categorized as Level 3 and are generally valued based on their respective net asset values (or equivalent) as a practical expedient to estimate fair value due to the absence of readily available market prices.

•	Insurance contracts are reported at cash surrender value and have significant unobservable inputs.

The fair values of the Company’s U.S. retirement plan assets are as follows:

	December 31, 2014
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in Millions)
Registered investment companies	$167	$—	$—	$167
Common trust funds	—	294	—	294
LDI	—	89	—	89
HFF	—	—	120	120
Short-term investments	—	6	—	6
Total	$167	$389	$120	$676

	December 31, 2013
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in Millions)
Registered investment companies	$234	$—	$—	$234
Common trust funds	—	273	—	273
LDI	—	118	—	118
GTAA	—	—	70	70
HFF	—	—	247	247
Cash and cash equivalents	10	—	—	10
Insurance contracts	—	—	8	8
Total	$244	$391	$325	$960

The fair value measurements which used significant unobservable inputs are as follows:

Actual Return on Plan Assets	GTAA	HFF	Insurance Contracts
	(Dollars in Millions)
Ending balance at December 31, 2011	$142	$128	$10
Return on assets held at the reporting date	11	8	—
Purchases, sales and settlements	(13)	3	—
Transfer out	—	—	(2)
Ending balance at December 31, 2012	$140	$139	$8
Return on assets held at the reporting date	(16)	15	—
Purchases, sales and settlements	(54)	93	—
Ending balance at December 31, 2013	$70	$247	$8
Return on assets held at the reporting date	—	4	—
Purchases, sales and settlements	(70)	(62)	(8)
Transfer to Level 2	—	(69)	—
Ending balance at December 31, 2014	$—	$120	$—

The transfer from Level 3 to Level 2 is due to the increase in the availability of observable inputs in determining the fair value of this investment. The Company's policy is that such transfers occur at the beginning of the reporting period.

The fair values of the Company’s Non-U.S. retirement plan assets are as follows:

	December 31, 2014
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in Millions)
Insurance contracts	$—	$—	$198	$198
Treasury and government securities	26	25	—	51
Registered investment companies	95	—	—	95
Cash and cash equivalents	12	—	—	12
Short-term investments	—	14	—	14
Corporate debt securities	7	14	—	21
Common trust funds	9	5	—	14
Limited partnerships (HFF)	—	—	13	13
Common and preferred stock	3	30	—	33
Other	—	5	—	5
Total	$152	$93	$211	$456

	December 31, 2013
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in Millions)
Insurance contracts	$—	$—	$210	$210
Treasury and government securities	22	35	—	57
Registered investment companies	85	—	—	85
Cash and cash equivalents	9	10	—	19
Corporate debt securities	8	6	—	14
Common trust funds	5	5	—	10
Limited partnerships (HFF)	—	—	12	12
Common and preferred stock	4	20	—	24
Other	3	—	—	3
Total	$136	$76	$222	$434

Fair value measurements which used significant unobservable inputs are as follows:

Actual Return on Plan Assets	Insurance Contracts	HFF
	(Dollars in Millions)
Ending balance at December 31, 2011	$180	$6
Return on assets held at the reporting date	16	4
Purchases, sales and settlements	3	6
Ending balance at December 31, 2012	$199	$16
Return on assets held at the reporting date	12	1
Purchases, sales and settlements	(1)	(5)
Ending balance at December 31, 2013	$210	$12
Return on assets held at the reporting date	(11)	1
Purchases, sales and settlements	(1)	—
Ending balance at December 31, 2014	$198	$13

Items Measured at Fair Value on a Non-recurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. As further described in Note 3, "Business Acquisitions", the Company utilized a third party to assist in the fair value determination of the preliminary purchase price allocations for the Electronics Acquisition, the Thermal Acquisition and the JCS-Nanjing controlling interest acquisition. Management’s allocation of fair values to asset and liabilities was completed through a combination of cost, market and income approaches. These fair value measurements are classified within Level 3 of the fair value hierarchy. As further described in Note 4, "Interiors Divestiture", the fair value of the assets and liabilities subject to the Interiors Divestiture was less than the carrying value. As a result, the long-lived assets were reduced to zero and impairment loss of $190 million was recorded in the year ended December 31, 2014. As the impairment was determined using other observable inputs, the fair value measurements are classified within Level 2 of the fair value hierarchy. Items measured at fair value on a non-recurring basis during the year ended December 31, 2013 included the identifiable assets and liabilities in connection with the consolidation of YFVE.

Fair Value of Debt

The fair value of debt was approximately $978 million and $755 million at December 31, 2014 and December 31, 2013, respectively. Fair value estimates were based on quoted market prices or current rates for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt is classified as Level 1, "Market Prices" and Level 2, "Other Observable Inputs" in the fair value hierarchy, respectively.

NOTE 22. Financial Instruments

The Company is exposed to various market risks including, but not limited to, changes in foreign currency exchange rates and market interest rates. The Company manages these risks, in part, through the use of derivative financial instruments. The maximum length of time over which the Company hedges the variability in the future cash flows for forecast transactions excluding those forecast transactions related to the payment of variable interest on existing debt is up to eighteen months from the date of the forecast transaction. The maximum length of time over which the Company hedges forecast transactions related to the payment of variable interest on existing debt is the term of the underlying debt. The use of derivative financial instruments creates exposure to credit loss in the event of nonperformance by the counter-party to the derivative financial instruments. The Company limits this exposure by entering into agreements including master netting arrangements directly with a variety of major financial institutions with high credit standards that are expected to fully satisfy their obligations under the contracts. Additionally, the Company’s ability to utilize derivatives to manage risks is dependent on credit and market conditions.

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

Foreign Currency Exchange Rate Risk

The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends, investments in subsidiaries, and anticipated foreign currency denominated transaction proceeds. Where possible, the Company utilizes derivative financial instruments, including forward and option contracts, to protect the Company’s cash flow from changes in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary hedged foreign currency exposures include the Korean Won, Euro, Japanese Yen, Mexican Peso, Czech Koruna, Hungarian Forint and Indian Rupee. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies.

As of December 31, 2014 and 2013, the Company had derivative instruments that consisted primarily of option and forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $2,884 million and $625 million, respectively. Fair value estimates of these contracts are based on quoted market prices and other observable inputs. Approximately $655 million of these instruments as of December 31, 2014 have been designated as cash flow hedges with the effective portion of the gain or loss reported in the Accumulated other comprehensive (loss) income component of Stockholders’ equity in the Company’s consolidated balance sheet. The ineffective portion of these instruments is recorded as Cost of sales in the Company’s consolidated statement of operations. During the three-months ended December 31, 2014, the Company entered into a foreign currency option contract with a notional value of $2,229 million to manage foreign currency exposure on anticipated KRW denominated proceeds in connection with the Climate Transaction. Approximately $660 million of this option contract was designated as a hedge of the Company's net investment in HVCC with the effective portion of the gain or loss reported in the AOCI component of Stockholders’ equity in the Company’s consolidated balance sheet. The gain or loss from the non-designated portion of this foreign currency option contract is recorded as Other expense, net in the Company’s consolidated statement of operations.

Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s consolidated balance sheets at December 31, 2014 and 2013 as follows.

	Assets			Liabilities
Risk Hedged	Classification	2014	2013	Classification	2014	2013
	(Dollars in Millions)
Designated:
Foreign currency	Other current assets	$5	$4	Other current assets	$2	$—
Foreign currency	Other current liabilities	1	2	Other current liabilities	17	4
Non-designated:
Foreign currency	Other current assets	2	3	Other current assets	—	1
Foreign currency	Other current liabilities	2	—	Other current liabilities	13	—
		$10	$9		$32	$5

	Gross Amount Recognized		Gross Amounts Offset in the Statement of Financial Position		Net Amounts Presented in the Statement of Financial Position
	December 31		December 31		December 31
Foreign Currency Derivatives	2014	2013	2014	2013	2014	2013
	(Dollars in Millions)
Assets:
Designated	$5	$4	$2	$—	$3	$4
Non-designated	2	3	—	1	2	2
	$7	$7	$2	$1	$5	$6
Liabilities:
Designated	$17	$4	$1	$2	$16	$2
Non-designated	13	—	2	—	11	—
	$30	$4	$3	$2	$27	$2

Gains and losses on derivative financial instruments for the year ended December 31, 2014 and 2013 are as follows:

	Amount of Gain (Loss)
	Recorded in AOCI, net of tax		Reclassified from AOCI into Income		Recorded in Income
	2014	2013	2014	2013	2014	2013
	(Dollars in Millions)
Foreign currency risk – Cost of sales:
Cash flow hedges	$(4)	$(7)	$19	$11	$—	$—
Non-designated cash flow hedges	—	—	—	—	1	1
Foreign currency risk – Other expense:
KRW option contract	(5)	—	—	—	(10)	—
	$(9)	$(7)	$19	$11	$(9)	$1
Commodity Risk

The Company's exposures to market risk from changes in the price of production material are managed primarily through negotiations with suppliers and customers, although there can be no assurance that the Company will recover all such costs. While the Company periodically evaluates derivatives available in the marketplace, currently no such derivatives are utilized to manage or hedge the Company's commodity risks.

Concentrations of Credit Risk

Financial instruments including cash equivalents, derivative contracts, and accounts receivable, expose the Company to counter-party credit risk for non-performance. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counter-party and through monitoring counter-party credit risks. The Company’s concentration of credit risk related to derivative contracts at December 31, 2014 and 2013 is not material.

Hyundai Kia Automotive Group is one of the Company's largest customers, accounting for 36%, 33% and 33% of total product sales in 2014, 2013 and 2012, respectively. Additionally, Ford is one of the Company's largest customers and accounted for 27%, 28% and 27% of total product sales in 2014, 2013 and 2012, respectively. With the exceptions below, the Company’s credit risk with any individual customer does not exceed ten percent of total accounts receivable at December 31, 2014 and 2013, respectively.

	2014	2013
Ford and its affiliates	20%	20%
Hyundai Mobis Company	17%	15%
Management periodically performs credit evaluations of its customers and generally does not require collateral.

NOTE 23. Commitments and Contingencies

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

On March 29, 2012, the Korean Supreme Court ruled that regular bonuses should be included for purposes of calculating the ordinary wage of applicable employees, which was contrary to previous legal precedent and the position of the Korean Ministry of Employment and Labor. On December 18, 2013, the Korean Supreme Court issued an en banc decision clarifying that (i) regular bonuses, should be included for purposes of calculating such ordinary wage, and (ii) certain incentive pay and family allowances may also be included for purposes of calculating such ordinary wage if they were paid to employees as consideration for the labor actually provided by them. The court also indicated that employers could be excused from liability for excluding such regular bonuses from ordinary wages where an express or implied management-labor agreement or practice to exclude such amounts existed and to require such payment would cause “serious managerial difficulty.” The Company is evaluating the potential financial impact of these new court rulings, and is not able to determine at this time whether it will have a material impact on the results of operations and cash flows of its South Korean subsidiaries. However, the Company believes it qualifies for this provision for prior periods. In addition, on May 24, 2013, Halla Visteon Climate Control Union in Korea, representing 891 hourly employees of HVCC, filed a legal petition with Seoul Southern District Court, claiming unpaid statutory benefits for the past three years based on the initial Supreme Court ruling. At a hearing held on September 26, 2014, the plaintiffs submitted a final revised claim amount of approximately 44 billion Korean won (approximately $40 million). At this time, the Company is not able to estimate the possible loss or range of loss in connection with this matter.

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

Toyota Industries Corporation ("TICO") filed a patent infringement claim with the Seoul Central District Court on March 18, 2014, requesting HVCC to discontinue production of its RS compressors and dispose of inventories and manufacturing facilities. Court hearings were held in June, August and September 2014. A technological explanation session for each party to demonstrate whether HVCC’s products in issue infringe TICO’s patent was held in October 2014, and the parties augmented their final arguments in the hearing held in November 2014. TICO has also filed a similar patent infringement claim against HVCC’s Japanese subsidiary in December 2014, requesting HVCC’s Japanese subsidiary to discontinue its importation and sale of HVCC’s RS compressors into Japan. On January 16, 2015, the Seoul Central District Court issued a decision in favor of TICO. HVCC has appealed this decision and believes that it is reasonably possible for HVCC to ultimately prevail in this matter. However, if HVCC is not successful in overturning the district court’s decision, or otherwise invalidating TICO’s patent, and HVCC was required to discontinue production of its RS compressors allegedly infringing TICO’s  patent, the impact on HVCC’s operations and financial results could be material. At this time, the Company is not able to estimate the possible loss or range of loss in connection with this matter.

The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of December 31, 2014, the Company maintained accruals of approximately $9 million for claims aggregating approximately $150 million. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

Several current and former employees of Visteon Deutschland GmbH (“Visteon Germany”) filed civil actions against Visteon Germany in various German courts beginning in August 2007 seeking damages for the alleged violation of German pension laws that prohibit the use of pension benefit formulas that differ for salaried and hourly employees without adequate justification. Several of these actions have been joined as pilot cases. In a written decision issued in April 2010, the Federal Labor Court issued a declaratory judgment in favor of the plaintiffs in the pilot cases. To date, more than 750 current and former employees have filed similar actions or have inquired as to or been granted additional benefits, and an additional 600 current and former employees are similarly situated. The Company's remaining reserve for unsettled cases is approximately $9 million and is based on the Company’s best estimate as to the number and value of the claims that will be made in connection with the pension plan. However, the Company’s estimate is subject to many uncertainties which could result in Visteon Germany incurring amounts in excess of the reserved amount of up to approximately $11 million.

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

On September 1, 2010, the Company filed a Notice of Appeal to the District Court of the Court's decision to include non-appealing retirees, and on September 15, 2010, the UAW filed a Notice of Cross-Appeal. On July 25, 2012, the District Court ruled in favor of the Company on both appeals, and the UAW appealed this ruling to the Circuit Court. On August 28, 2014, the Circuit Court affirmed the District Court's rulings. The UAW filed a petition for rehearing, which the Circuit Court denied on October 2, 2014. The Company reached an agreement with the original appellants in late-September 2010, which resulted in the Company not restoring other postretirement employee benefits of such retirees. On September 30, 2010, the UAW filed a complaint, which it amended on October 1, 2010, in the United States District Court for the Eastern District of Michigan seeking, among other things, a declaratory judgment to prohibit the Company from terminating certain other postretirement employee benefits for UAW retirees after October 1, 2010. The parties reached a preliminary settlement agreement in January 2013, but it was later terminated by the plaintiffs. On October 22, 2013, the U.S. District Court for the Eastern District of Michigan issued an order denying the Company's motion to dismiss the UAW's complaint and granted its motion to transfer the case to the U.S. District Court for the District of Delaware. The UAW filed a petition for a writ of mandamus with the U.S. Court of Appeals for the Sixth Circuit, requesting the court vacate the transfer of the case. In May 2014, the U.S. Court of Appeals for the Sixth Circuit denied the UAW's petition. The UAW requested a panel rehearing or rehearing en banc, which was denied by the Sixth Circuit Court of Appeals on August 13, 2014. On October 1, 2014, the Company filed a motion for judgment on the pleadings before the Delaware District Court. On November 25, 2014, the UAW filed a request for oral argument on the motion. As of December 31, 2014, the Company maintains an accrual for claims that are deemed probable of loss and are reasonably estimable.

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

	Year Ended December 31
	2014	2013
	(Dollars in Millions)
Beginning balance	$49	$57
Accruals for products shipped	16	17
Changes in estimates	5	(8)
Foreign currency translation	(1)	—
Business divestiture	(2)	—
Settlements	(21)	(17)
Ending balance	$46	$49

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

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in Other current liabilities and Other non-current liabilities in the consolidated balance sheets. At December 31, 2014, the Company had recorded a reserve of approximately $1 million for environmental matters. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

Operating Leases

At December 31, 2014, the Company had the following minimum rental commitments under non-cancelable operating leases: 2015 — $33 million; 2016 — $25 million; 2017 — $17 million; 2018 — $12 million; 2019 — $10 million; thereafter — $58 million. Rent expense was approximately $64 million, $53 million, and $44 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at December 31, 2014 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

NOTE 24. Segment Information

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

The Company’s operating structure is organized by global product lines, including: Climate, Electronics and Other. These global product lines have financial and operating responsibility over the design, development and manufacture of the Company’s product portfolio. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment. The accounting policies for the reportable segments are the same as those described in the Note 2 "Summary of Significant Accounting Policies” to the Company’s consolidated financial statements.

The Company’s reportable segments are as follows:

•
Climate — The Company's Climate segment provides thermal energy management products to customers, including climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport and engine induction systems. Climate accounted for approximately 67%, 75%, and 74% of the Company’s total product sales, excluding intra-product line eliminations, for the years ended December 31, 2014, 2013 and 2012, respectively.

•
Electronics — The Company's Electronics segment provides vehicle cockpit electronics products, including audio systems, infotainment systems, driver information systems, connectivity and telematics solutions, climate controls, and electronic control modules. Electronics accounted for approximately 31%, 22%, and 22% of the Company’s total product sales, excluding intra-product line eliminations, for the years ended December 31, 2014, 2013 and 2012, respectively.

•
Other — The Company’s Other product line includes entities located in South America and Europe previously associated with the Interiors business but not subject to discontinued operations classification. Other accounted for approximately 2%, 3%, and 4% of the Company’s total product sales, excluding intra-product line eliminations, for the years ended December 31, 2014, 2013 and 2012, respectively.

Key financial measures reviewed by the Company’s chief operating decision makers are as follows.
Segment Sales

	Year Ended December 31
	2014	2013	2012
	(Dollars in Millions)
Climate	$5,092	$4,871	$4,286
Electronics	2,386	1,455	1,274
Other	126	193	246
Eliminations	(95)	(148)	(91)
Total consolidated sales	$7,509	$6,371	$5,715
Net sales to Hyundai Kia Automotive Group were $2.7 billion, $2.5 billion, and $2.2 billion during the years ended ended December 31, 2014, 2013 and 2012, respectively. Net sales to Ford were $2.0 billion, $2.1 billion, and $1.9 billion during the years ended December 31, 2014, 2013 and 2012, respectively.

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

Through December 31, 2013, the Company’s definition of Adjusted EBITDA was inclusive of net income attributable to non-controlling interests and equity in net income of non-consolidated affiliates. Following the December 17, 2013, disposition of its 50% ownership interest in Yanfeng, the Company modified its definition of Adjusted EBITDA to exclude net income attributable to non-controlling interests and equity in net income of non-consolidated affiliates as management believes this measure is most reflective of the operational performance of the Company's operating segments. Accordingly, Adjusted EBITDA for historical periods has been recast on a basis consistent with the current definition.

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

Segment Adjusted EBITDA for the years ended December 31, 2014, 2013 and 2012 is summarized below.

	Year Ended December 31
	2014	2013	2012
	(Dollars in Millions)
Climate	$503	$514	$428
Electronics	221	121	109
Other	4	6	12
Total segment Adjusted EBITDA	728	641	549
Reconciling Items:
Discontinued Operations	24	18	55
Corporate	(50)	(59)	(48)
Total consolidated Adjusted EBITDA	$702	$600	$556

The reconciliation of Adjusted EBITDA to net (loss) income attributable to Visteon for the years ended December 31, 2014, 2013 and 2012 is as follows:

	Year Ended December 31
	2014	2013	2012
	(Dollars in Millions)
Adjusted EBITDA	$702	$600	$556
Interest expense, net	28	38	34
Provision for income taxes	124	117	107
Depreciation and amortization	261	235	229
Restructuring expense	56	36	45
Gain on Yanfeng transactions	—	(465)	—
Loss on debt extinguishment	23	2	6
Other expenses	68	26	27
Non-cash, stock-based compensation expense	12	17	25
Pension settlement gain	(25)	—	—
Equity in net income of non-consolidated affiliates	(15)	(213)	(226)
Net income attributable to non-controlling interests	89	85	67
Other	9	4	25
Discontinued operations	367	28	117
Net (loss) income attributable to Visteon Corporation	$(295)	$690	$100

Segment Operating Assets

	Inventories, net		Property and Equipment, net
	2014	2013	2014	2013
	(Dollars in Millions)
Climate	$346	$324	$1,080	$1,046
Electronics	187	106	317	163
Other	4	42	23	190
Total segment operating assets	537	472	1,420	1,399
Corporate	—	—	20	15
Total consolidated operating assets	$537	$472	$1,440	$1,414

Other segment operating assets as of December 31, 2013 are inclusive of amounts associated with assets subject to the Interiors Divestiture, the majority of which were sold during the year ended December 31, 2014.

Segment Expenditures

Depreciation and amortization expenses and capital expenditures below include amounts attributable to discontinued operations which are reported under Other.

	Depreciation and Amortization			Capital Expenditures
	Year Ended December 31			Year Ended December 31
	2014	2013	2012	2014	2013	2012
	(Dollars in Millions)			(Dollars in Millions)
Climate	$197	$194	$180	$215	$187	$152
Electronics	56	30	28	87	46	23
Other	11	29	32	31	35	45
Total segment	264	253	240	333	268	220
Corporate	6	9	19	7	1	9
Total consolidated	$270	$262	$259	$340	$269	$229

Corporate includes depreciation and amortization and capital expenditures attributable to the Company’s technical centers, corporate headquarters and other administrative and support functions.

Financial Information by Geographic Region

	Sales (a)			Property and Equipment, net
	Year Ended December 31
	2014	2013	2012	2014	2013
	(Dollars in Millions)
United States	$1,521	$1,386	$1,221	$115	$67
Canada	100	93	95	28	21
Mexico	65	40	17	16	21
Intra-region eliminations	—	—	(12)	—	—
North America	1,686	1,519	1,321	159	109
Portugal	636	579	463	102	99
Slovakia	462	356	333	67	58
France	336	239	220	57	73
Czech Republic	261	247	230	78	46
Hungary	210	290	282	63	69
Germany	131	125	147	29	23
Turkey	141	90	79	7	6
Tunisia	106	—	—	15	—
Other Europe	108	78	69	64	101
Intra-region eliminations	(129)	(160)	(100)	—	—
Europe	2,262	1,844	1,723	482	475
Korea	2,196	2,139	1,929	443	474
China	1,457	1,123	748	213	182
Japan	324	203	204	10	9
India	298	215	292	80	79
Thailand	212	250	245	25	30
Intra-region eliminations	(390)	(486)	(424)	—	—
Asia	4,097	3,444	2,994	771	774
South America	208	246	252	28	56
Inter-region eliminations	(744)	(682)	(575)	—	—
	$7,509	$6,371	$5,715	$1,440	$1,414
(a) Sales are based on geographic areas in which the Company operates.

NOTE 25. Summary Quarterly Financial Data (Unaudited)

The following table presents summary quarterly financial data for continuing operations.

	2014				2013
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Millions, Except Per Share Amounts)
Sales	$1,718	$1,782	$1,970	$2,039	$1,586	$1,610	$1,484	$1,691
Gross margin	179	194	192	233	150	163	135	190
Income from continuing operations before income taxes	85	65	52	59	81	121	85	615
Net income from continuing operations	54	24	30	29	84	82	62	557
Net income (loss)	48	(141)	1	(114)	84	86	60	545
Net income (loss) attributable to Visteon Corporation	$19	$(155)	$(21)	$(138)	$69	$65	$43	$513

Per Share Data:
Basic earnings (loss) per share attributable to Visteon Corporation	$0.39	$(3.35)	$(0.48)	$(3.12)	$1.34	$1.30	$0.87	$10.56
Diluted earnings (loss) per share attributable to Visteon Corporation	$0.38	$(3.35)	$(0.46)	$(3.12)	$1.33	$1.29	$0.85	$10.32

Net income (loss) and net income (loss) attributable to Visteon Corporation for the quarter ended June 30, 2014, September 30, 2014 and December 31, 2014 included an impairment loss of $173 million, $15 million and $2 million as the long-lived assets subject to Interiors Divestiture were written down in their entirety. In addition, net income (loss) and net income (loss) attributable to Visteon Corporation for the quarter ended December 31, 2014 included a loss of $136 million associated with the Master Closing and India Closing of the Interiors Divestiture.

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

On July 1, 2014, the Company completed the acquisition of substantially all of the global automotive electronics business of Johnson Controls Inc. (the "Electronics Acquisition") for an aggregate purchase price of $297 million, including $31 million of cash and equivalents at the acquired business. Accordingly, management excluded entities acquired in the Electronics Acquisition from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. The acquired global electronics business of Johnson Controls represented approximately 12% of the Company's total assets as of December 31, 2014 and 9% of sales for the year ended December 31, 2014.

As of December 31, 2014, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures, excluding all entities which were newly acquired in 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2014.

Internal Control over Financial Reporting

Management’s report on internal control over financial reporting is presented in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K along with the attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the effectiveness of internal control over financial reporting as of December 31, 2014. Except in connection with the Electronics Acquisition completed in July 2014, there were no changes in the Company's internal control over financial reporting during the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is integrating entities acquired in the Electronics Acquisition into the Company's operations, compliance programs and internal control processes. Specifically, as permitted by SEC rules and regulations, the Company has excluded these newly acquired entities from management's evaluation of internal controls over financial reporting as of December 31, 2014.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as set forth herein, the information required by Item 10 regarding its directors is incorporated by reference from the information under the captions “Item 1. Election of Directors,” “Corporate Governance - Board Committees,” "2015 Stockholder Proposals and Nominations" and “Section 16(a) Beneficial Ownership Reporting Compliance” in its 2015 Proxy Statement. The information required by Item 10 regarding its executive officers appears as Item 4A under Part I of this Annual Report on Form 10-K.

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

The information required by Item 11 is incorporated by reference from the information under the captions “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” in its 2015 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth herein, the information required by Item 12 is incorporated by reference from the information under the caption “Stock Ownership” in its 2015 Proxy Statement.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2014 relating to its equity compensation plans pursuant to which grants of stock options, stock appreciation rights, stock rights, restricted stock, restricted stock units and other rights to acquire shares of its common stock may be made from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(b)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a)) (c)(2)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders (3)	1,212,564	$70.93	2,704,747
Total	1,212,564	$70.93	2,704,747

(1)
Comprised of stock options, stock appreciation rights, which may be settled in stock or cash at the election of the Company, and outstanding restricted stock and performance stock units, which may be settled in stock or cash at the election of the Company without further payment by the holder, granted pursuant to the Visteon Corporation 2010 Incentive Plan. Excludes 8,833 unvested shares of restricted common stock issued pursuant to the Visteon Corporation 2010 Incentive Plan. The weighted-average exercise price of outstanding options, warrants and rights does not take into account restricted stock or performance stock units that will be settled without any further payment by the holder.

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

The information required by Item 13 is incorporated by reference from the information under the captions “Corporate Governance - Director Independence” and “Transactions with Related Persons” in its 2015 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information under the captions “Audit Fees” and “Audit Committee Pre-Approval Process and Policies” in its 2015 Proxy Statement.

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

3. Exhibits

The exhibits listed on the "Exhibit Index" on pages 125-127 hereof are filed with this report or incorporated by reference as set forth therein.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	(Benefits)/ Charges to Income	Deductions(a)	Other(b)	Balance at End of Period
	(Dollars in Millions)
Year Ended December 31, 2014:
Allowance for doubtful accounts	$7	$8	$—	$—	$15
Valuation allowance for deferred taxes	1,710	(18)	—	(5)	1,687
Year Ended December 31, 2013:
Allowance for doubtful accounts	$7	$—	$—	$—	$7
Valuation allowance for deferred taxes	1,695	70	—	(55)	1,710
Year Ended December 31, 2012:
Allowance for doubtful accounts	$8	$3	$(4)	$—	$7
Valuation allowance for deferred taxes	1,657	(22)	—	60	1,695
____________

(a)	Deductions represent uncollectible accounts charged off.

(b)	Valuation allowance for deferred taxes

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
Michael J. Widgren
Senior Vice President, Corporate Controller and Chief Accounting Officer

Date: February 26, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below on February 26, 2015, by the following persons on behalf of Visteon Corporation and in the capacities indicated.

	Signature	Title
	/s/ TIMOTHY D. LEULIETTE	Director, President and Chief Executive Officer
	Timothy D. Leuliette	(Principal Executive Officer)

	/s/ JEFFREY M. STAFEIL	Executive Vice President and Chief Financial Officer
	Jeffrey M. Stafeil	(Principal Financial Officer)

	/s/ MICHAEL J. WIDGREN	Senior Vice President, Corporate Controller and Chief
	Michael J. Widgren	Accounting Officer (Principal Accounting Officer)

	/s/ DUNCAN H. COCROFT*	Director
Duncan H. Cocroft

	/s/ JEFFREY D. JONES*	Director
Jeffrey D. Jones

	/s/ JOANNE M. MAGUIRE*	Director
Joanne M. Maguire

	/s/ ROBERT MANZO*	Director
Robert Manzo

	/s/ FRANCIS M. SCRICCO*	Director
Francis M. Scricco

	/s/ DAVID L. TREADWELL*	Director
David L. Treadwell

	/s/ HARRY J. WILSON*	Director
Harry J. Wilson

	/s/ ROUZBEH YASSINI-FARD*	Director
Rouzbeh Yassini-Fard

	/s/ KAM-HO GEORGE YUEN*	Director
Kam-Ho George Yuen

*By:	/s/ PETER M. ZIPARO
Peter M. Ziparo
Attorney-in-Fact

Exhibit Index

Exhibit No.	Description
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

2.3
Master Purchase Agreement, dated as of May 1, 2014, by and among Visteon Corporation, VIHI, LLC and Promontoria Holding 103 B.V. (incorporated by reference to Exhibit 2.1to the Current Report on Form 8-K of Visteon Corporation filed on May 7, 2014). ***

2.4
Share Purchase Agreement, dated as of December 17, 2014, by and among Visteon Corporation, VIHI, LLC, Hahn & Co. Auto Holdings Co., Ltd and Hankook Tire Co., Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Visteon Corporation filed on December 22, 2014).***

3.1
Second Amended and Restated Certificate of Incorporation of Visteon Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A of Visteon Corporation filed on September 30, 2010 (File No. 000-54138)).

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

Exhibit No.	Description
10.9
Visteon Corporation Non-Employee Director Stock Unit Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 of Visteon Corporation filed on December 22, 2010 (File No. 333-170104)).*

10.1
Employment Agreement by and between Timothy D. Leuliette and Visteon Corporation, dated as of September 30, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on October 2, 2012).*

10.10.1
Amendment to Employment Agreement, dated June 12, 2014, between Visteon Corporation and Timothy D. Leuliette (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on June 16, 2014).*

10.11
Change in Control Agreement by and between Timothy D. Leuliette and Visteon Corporation, dated as of September 30, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on October 2, 2012).*

10.12
Form of Change in Control Agreement between Visteon Corporation and executive officers of Visteon Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*

10.12.1
Schedule identifying substantially identical agreements to Officer Change in Control Agreement constituting Exhibit 10.12 hereto entered into by Visteon Corporation with Messrs. Stafeil, Thall, Widgren and Ziparo.*

10.13
Purchase Agreement, dated as of January 12, 2014, by and between Johnson Controls, Inc. and Visteon Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on January 15, 2014).

12.1	Statement re: Computation of Ratios.
14.1	Visteon Corporation - Ethics and Integrity Policy (code of business conduct and ethics) (incorporated by reference to Exhibit 14.1 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2008).
21.1	Subsidiaries of Visteon Corporation.
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
24.1	Powers of Attorney relating to execution of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated February 26, 2015.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated February 26, 2015.
32.1	Section 1350 Certification of Chief Executive Officer dated February 26, 2015.
32.2	Section 1350 Certification of Chief Financial Officer dated February 26, 2015.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
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