Form 10-K/A
period 2014-12-31
VISTEON CORP
filed 2015-04-30
CIK 1111335

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

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2014 (the last business day of the most recently completed second fiscal quarter) was approximately $4.3 billion.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of February 17, 2015, the registrant had outstanding 44,438,803 shares of common stock.

Document Incorporated by Reference

Document	Where Incorporated
None	None

Explanatory Note

Visteon Corporation (“Visteon” or the “Company”) filed its Annual Report on Form 10-K for the year ended December 31, 2014 (the “Annual Report”) with the Securities and Exchange Commission (the “SEC”) on February 26, 2015. Pursuant to General Instruction G(3) to Form 10-K, we incorporated by reference the information required by Part III of Form 10-K from our definitive proxy statement for the 2015 Annual Meeting of Shareholders. Because of late developments relating to a shareholders proposal, the definitive proxy statement will not be filed with the Commission within 120 days after our fiscal year end, and we are filing this Amendment No. 1 to the Annual Report (the “Form 10-K/A”) to provide the additional information required by Part III of Form 10-K. In addition, pursuant to the rules of the SEC, Item 15 of Part IV of the Annual Report also has been amended to include the certifications from the Company’s Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s Chief Executive Officer and Chief Financial Officer are attached to this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2. This Form 10-K/A does not otherwise change or update the previously reported financial statements or any of the other disclosures contained in Part I, Part II or Part IV or any exhibits as originally filed and does not otherwise reflect events occurring after the original filing date of the Annual Report. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Annual Report.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Information Regarding Current Directors

Duncan H. Cocroft is 71 years old and he has been a director of Visteon since October 18, 2010. Mr. Cocroft is the former Executive Vice President, Finance and Treasurer of Cendant Corporation, a provider of consumer and business services primarily in the travel and real estate services industries, a position he held from June 1999 until March 2004. During that time, Mr. Cocroft also served as Executive Vice President and Chief Financial Officer of PHH Corporation, Cendant’s wholly-owned finance subsidiary. Prior to joining Cendant in June 1999, Mr. Cocroft served as Senior Vice President, Chief Administrative Officer and Principal Financial Officer of Kos Pharmaceuticals, Inc. and as Vice President and Chief Financial Officer of International Multifoods Corporation. Mr. Cocroft also serves as a director of SBA Communications Corporation.

Mr. Cocroft has experience as a chief financial officer and other financial oversight positions at large, global public companies, as well as other senior management experience including the oversight of information systems and human resources. He also has experience chairing the audit committee of a public company.

Jeffrey D. Jones is 62 years old and he has been a director of Visteon since October 1, 2010. Mr. Jones is an attorney with Kim & Chang, a South Korea-based law firm, a position he has held since 1980. Mr. Jones serves as Chairman of the Board of Partners for Future Foundation, a Korean non-profit foundation. Mr. Jones has also served as a director of POSCO and the Doosan Corporation during the past five years.

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

Timothy D. Leuliette is 65 years old and he has been Visteon’s Chief Executive Officer and President since September 30, 2012, and a director of the Company since October 1, 2010. From August 10, 2012 to September, 30, 2012 Mr. Leuliette served as Visteon’s Interim Chairman of the Board, Interim Chief Executive Officer and Interim President, and prior to that Mr. Leuliette was the Senior Managing Director of FINNEA Group, LLC, an investment and financial services firm since October 14, 2010. Mr. Leuliette has also served as the President and Chief Executive Officer of Dura Automotive LLC, an automotive supplier, from July 2008, a director of Dura from June 2008, and the Chairman of the Board of Dura from December 2008. Mr. Leuliette also served as a Managing Director of Patriarch Partners LLC, the majority stockholder of Dura. Prior to that, he served as Co-Chairman and Co-Chief Executive Officer of Asahi Tec Corporation, a manufacturer of automotive parts and other products, and Chairman, Chief Executive Officer and President of Metaldyne Corporation, an automotive supplier, from January 2001 to January 2008. Over his career he has held executive and management positions at both vehicle manufacturers and suppliers and has served on both corporate and civic boards, including as Chairman of the Detroit Branch of the Federal Reserve Bank of Chicago.

Mr. Leuliette has extensive experience in the automotive industry, including leadership roles with diversified suppliers of automotive components, systems and modules. He has deep experience with integrating acquired business, overseeing sophisticated sale transactions and restructuring distressed companies.

Joanne M. Maguire is 61 years old and has been a Director of Visteon since January 6, 2015. Ms. Maguire served as Executive Vice President of Lockheed Martin Space Systems Company, a provider of advanced-technology systems for national security, civil and commercial customers, from July 2006 until she retired in May 2013. Ms. Maguire joined Lockheed Martin in 2003. Ms. Maguire also serves on the board of Freescale Semiconductor, Inc.

Ms. Maguire has extensive experience in the technology sector, including senior leadership positions with a publicly traded company, including responsibility for operations and profitability.

Robert Manzo is 57 years old and has been a director of Visteon since June 14, 2012. Mr. Manzo is the founder and managing member of RJM I, LLC, a provider of consulting services to troubled companies, a position he has held since 2005. From 2000 to 2005, Mr. Manzo was the senior managing director of FTI Consulting, Inc., a global business advisory firm. Mr. Manzo is a graduate of Rider University and is a certified public accountant.

Mr. Manzo has extensive experience advising distressed companies in the automotive and other industries, and possesses financial and accounting expertise.

Francis M. Scricco is 65 years old. He was appointed Visteon’s non-Executive Chairman of the Board on September 30, 2012, and has been a director of Visteon since August 10, 2012. Mr. Scricco is the former Senior Vice President, Manufacturing, Logistics and Procurement of Avaya, Inc., a global business communications provider, a position he held from February 2007 to October 2008. Prior to that he was Avaya’s Senior Vice President, Global Services since March 2004. Mr. Scricco also served as the interim Chief Operating Officer of Oasys, Inc. from August 2011 to December 2011 and again from May 2012 to September 2012. Mr. Scricco currently serves on the boards of Masonite, Inc. and Tembec, Inc., both public companies as well as Wastequip, LLC, a privately held company.

Mr. Scricco has extensive global business leadership experience, including public company board service. Mr. Scricco has spent more than twenty-five years are a senior P&L manager in six different industries. His P&L experience ranges from CEO of a venture capital technology start-up to CEO of a $13 billion publicly traded Fortune 200 company.

David L. Treadwell is 60 years old and he has been a director of Visteon since August 10, 2012. Mr. Treadwell currently serves on the boards of Flagstar Bank and FairPoint Communications, both which are publicly traded on U.S. stock exchanges. Mr. Treadwell also serves, since January 2011, as Chairman of C & D Technologies, a producer and marketer of electrical power storage and conversion products; since March 2012, as Chairman of Revere Industries, a manufacturer of various plastic and metal components for industrial use; since January 2013, as Chairman of Grow Michigan, LLC, a $30 million mezzanine debt fund targeted to promoting economic growth in Michigan’s small business community; and since July 2013, as Chairman of AGY, LLC, a leading producer of high tech glass fiber for a variety of global applications. Mr. Treadwell served as President and CEO of EP Management Corporation, formerly known as EaglePicher Corporation, from August 2006 to September 2011. Mr. Treadwell was EaglePicher’s chief operating officer from June 2005 to July 2006. Prior to that, he served as Oxford Automotive’s CEO from 2004 to 2005.

Mr. Treadwell has extensive experience advising and leading distressed companies in the automotive and other industries.

Harry J. Wilson is 43 years old and he has been a Director of Visteon since July 28, 2011. He has been the Chairman and Chief Executive Officer of MAEVA Group, LLC, a turnaround and restructuring boutique, since January 2011. Prior to that, he served as a Senior Advisor on the President’s Automotive Task Force from March 2009 to August 2009, and he was a Partner at Silver Point Capital, a credit oriented investment fund, where he joined as a Senior Analyst in May 2003 and served until August 2008. Mr. Wilson was the Republican nominee for the office of New York State Comptroller in 2010. During the past five years he has served on the boards of Yahoo! Inc. and YRC Worldwide, Inc., and currently also serves on the board of Sotheby’s.

Mr. Wilson has extensive financial and transactional expertise including advising distressed companies in the automotive and other industries.

Rouzbeh Yassini-Fard is 56 years old and he has been a Director of Visteon since January 5, 2015. He is founder and CEO of YAS Capital Partners, a boutique firm specializing in advancement of broadband Internet technology and services founded in 1997, and an Executive Director of the University of New Hampshire Broadband Center of Excellence. Dr. Yassini-Fard is known as the “father of the cable modem” for his pioneering work in broadband technology and creation of global standards for broadband. He has previously served on the boards of LANcity, Broadband Access Systems, TrueChat and Entropic Communications.

Dr. Yassini-Fard has extensive executive business experience with specific focus in the technology sector furthering the advancement of broadband Internet technology and services for ubiquitous connectivity worldwide.

Kam Ho George Yuen is 70 years old and he has been a director Visteon since June 13, 2013. Mr. Yuen is the former Chief Executive of The Better Hong Kong Foundation, a non-profit organization founded to enhance public confidence in Hong Kong with overseas business and political leaders, a position he held from September 1997 until August 2006. Prior to that, he was the Assistant Director/Acting Deputy Director of the Information Services Department of the Hong Kong Government. Mr. Yuen is also a non-executive director of PNG Resources Holdings Limited, a Hong Kong listed company, and Industrial and Commercial Bank of China (Asia) Limited. He also served as a non-executive director of Tradelink Electronic Commerce Limited, a Hong Kong listed company, from November 2006 and May 2011. Mr. Yuen is a Standing Committee Member of Convocation and Member of the Court of the University of Hong Kong, and a board director/Vice-Chairman of the Hong Kong Society for the Aged since 1979.

Mr. Yuen is active in many international business conferences and government and community activities, including being a Chairman of the Banking and Finance Task Force of the Business Advisory Council of the United Nations Economic and Social Commission for Asia and Pacific (UNESCAP), Special Adviser of the China National Committee for Pacific Economic Cooperation (PECC China), a member of The Chinese People’s Political Consultative Conference, Guangxi Autonomous Region, China, an adviser of the Institute of Finance and Trade Economics, a Fellow of the Hong Kong Institute of Directors, a member of the British Institute of Management and the Institute of Marketing, United Kingdom. He graduated from The University of Hong Kong with a Bachelor’s Degree (Honors) and attended post-graduate studies at the International Marketing Institute, Oxford University, and INSEAD.

Committees of the Board of Directors

The Board has established four standing committees. The principal functions of each committee are briefly described on the following pages.

Audit Committee

The Board has a standing Audit Committee, currently consisting of Duncan H. Cocroft (Chair), Robert J. Manzo and David L. Treadwell, all of whom are considered independent under the rules and regulations of the Securities and Exchange Commission, the New York Stock Exchange listing standards and the Visteon Director Independence Guidelines. The Board has determined that each of the current members of the Audit Committee has “accounting and related financial management expertise” within the meaning of the listing standards of the New York Stock Exchange, and Messrs. Cocroft and Manzo are qualified as an “audit committee financial expert” within the meaning of the rules and regulations of the Securities and Exchange Commission. During 2014, the Audit Committee held eight regularly scheduled and special meetings. The duties of the Audit Committee are generally:

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

Organization and Compensation Committee

The Board also has a standing Organization and Compensation Committee, consisting of David L. Treadwell (Chair), Duncan H. Cocroft, Jeffrey D. Jones and Harry J. Wilson, all of whom are considered independent under the New York Stock Exchange listing standards and the Visteon Director Independence Guidelines. During 2014, the Organization and Compensation Committee held ten regularly scheduled and special meetings, and took action by written consent once. The Organization and Compensation Committee oversees the Company’s programs for compensating executive officers and other key management employees, including the administration of the Company’s stock-based compensation plans, and approves the salaries, bonuses and other awards to executive officers. Other duties of the Organization and Compensation Committee are generally:

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

The Chief Executive Officer of the Company, with the consultation of the Vice President, Human Resources, provides recommendations to the committee on the amount and forms of executive compensation, and assists in the preparation of Committee meeting agendas. Pursuant to the Company’s 2010 Incentive Plan, the Committee may delegate its power and duties under such plan to a committee consisting of two or more officers of the Company except in respect of individuals subject to the reporting or liability provisions of Section 16 of the Securities Exchange Act of 1934, as amended. The Committee has authorized the Vice President, Human Resources, together with the concurrence of either of the Chief Financial Officer or the General Counsel, to approve awards of up to 30,000 stock options and/or stock appreciation rights (subject to an annual limit of 300,000 stock options and/or stock appreciation rights) and up to 15,000 shares of restricted stock and/or restricted stock units (subject to an annual limit of 150,000 shares of restricted stock and/or restricted stock units) to individuals the Company desires to hire or retain, except any individual who is or upon commencing employment will be subject to the liability provisions of Section 16 of the Securities Exchange Act of 1934, as amended.

The Committee has the authority to retain, approve the fees and other terms of, and terminate any compensation consultant, outside counsel or other advisors to assist the committee in fulfilling its duties. During 2014, the Committee retained the firm of Frederic W. Cook & Co., Inc., an executive compensation consulting firm, to advise the Committee on competitive market practices and trends as well as on specific executive and director compensation matters as requested by the Committee or the Board. The Company maintains no other significant direct or indirect business relationships with this firm, and no conflict of interest with respect to such firm was identified. In addition, the Company utilizes Towers Watson and Pay Governance to provide broad-based benchmarking data for executive pay.

Corporate Governance and Nominating Committee

The Board also has a standing Corporate Governance and Nominating Committee, consisting of Robert J. Manzo (Chair), Joanne M. Maguire, Rouzbeh Yassini-Fard and Kam Ho George Yuen, all of whom are considered independent under the New York Stock Exchange listing standards and the Visteon Director Independence Guidelines. During 2014, the Corporate Governance and Nominating Committee held five regularly scheduled and special meetings. The duties of the Corporate Governance and Nominating Committee are generally:

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

The Corporate Governance and Nominating Committee has the authority to retain consultants to assist the Committee in fulfilling its duties with director recruitment and compensation matters. During 2014, the Corporate Governance and Nominating Committee retained the firm of Frederic W. Cook & Co., Inc., to advise the Committee on competitive market practices and trends for outside director compensation.

Finance and Corporate Strategy Committee

The Board has a standing Finance and Corporate Strategy Committee, consisting of Harry J. Wilson (Chair), Jeffrey D. Jones, Robert J. Manzo, David L. Treadwell and Kam Ho George Yuen, all of whom are considered independent under the Visteon

Director Independence Guidelines. During 2014, the Finance and Corporate Strategy Committee held eleven regularly scheduled and special meetings. The duties of the Finance and Corporate Strategy Committee generally are:

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

The charter of the Finance and Corporate Strategy Committee, as well as any future revisions to such charter, is available on the Company’s website at www.visteon.com/investors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s executive officers, directors and greater than 10% stockholders to file certain reports (“Section 16 Reports”) with respect to their beneficial ownership of the Company’s equity securities. Based solely on a review of copies of reports furnished to the Company, or written representations that no reports were required, the Company believes that all Section 16 Reports that were required to be filed were filed on a timely basis except for one Form 4 report for Martin Thall related to the vesting of a restricted stock unit award that was filed one day late due to an administrative error.

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

Communications with the Board of Directors

Stockholders and other persons interested in communicating directly with the Chairman of the Board, a committee chairperson or with the non-management directors as a group may do so as described on the Company’s website (www.visteon.com/investors), or by writing to the chairperson or non-management directors of Visteon Corporation c/o of the Corporate Secretary, One Village Center Drive, Van Buren Township, Michigan 48111.

The Corporate Governance and Nominating Committee also welcomes stockholder recommendations of director candidates. Stockholders may suggest candidates for the consideration of the committee by submitting their suggestions in writing to the Company’s Secretary, including the agreement of the nominee to serve as a director. In addition, the Company’s Bylaws contain a procedure for the direct nomination of director candidates by stockholders, and any such nomination will also be automatically submitted to the Corporate Governance and Nominating Committee for consideration.

Executive Officers of the Registrant

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

Timothy D. Leuliette has been Visteon’s Chief Executive Officer and President since September 30, 2012, and a director of the Company since October 1, 2010. From August 10, 2012 to September, 30, 2012 Mr. Leuliette served as Visteon’s Interim Chairman of the Board, Interim Chief Executive Officer and Interim President, and prior to that Mr. Leuliette was the Senior Managing Director of FINNEA Group, LLC, an investment and financial services firm since October 14, 2010. Mr. Leuliette has also served as the President and Chief Executive Officer of Dura Automotive LLC, an automotive supplier, from July 2008, a director of Dura from June 2008, and the Chairman of the Board of Dura from December 2008. Mr. Leuliette also served as a Managing Director of Patriarch Partners LLC, the majority stockholder of Dura. Prior to that, he served as Co-Chairman and Co-Chief Executive Officer of Asahi Tec Corporation, a manufacturer of automotive parts and other products, and Chairman, Chief Executive Officer and President of Metaldyne Corporation, an automotive supplier, from January 2001 to January 2008. Over his career he has held executive and management positions at both vehicle manufacturers and suppliers and has served on both corporate and civic boards, including as Chairman of the Detroit Branch of the Federal Reserve Bank of Chicago.

Jeffrey M. Stafeil has been Visteon’s Executive Vice President since joining the Company on October 31, 2012 and Chief Financial Officer since November 2, 2012. Prior to joining the Company, Mr. Stafeil was the chief executive officer of DURA Automotive Systems LLC, an automotive supplier, since October 2010, and DURA’s executive vice president and chief financial officer between December 2008 and October 2012. Prior to that, Mr. Stafeil was the chief financial officer and a board member at the Klöckner Pentaplast Group, a producer of films for packaging, printing and specialty applications, from July 2007 to December 2008. From July 2003 to July 2007, he was the executive vice president and chief financial officer of Metaldyne Corporation, an automotive supplier. Prior to joining Metaldyne in 2001, Mr. Stafeil served in a variety of management positions at Booz Allen and Hamilton, Peterson Consulting and Ernst and Young. In addition, from January 2007 to July 2009, he served on the board of directors and was co-chairman of the audit committee for Meridian Automotive Systems, and served on the board of directors and was audit committee chairman of J.L. French Automotive Castings, Inc. from September 2009 to June 2012.

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

Peter M. Ziparo has been Visteon’s Vice President and General Counsel since April 2014. Prior to that, he was Assistant General Counsel since 2005 and Associate General Counsel since joining the Company in October 2002. Before joining Visteon, Mr. Ziparo was a corporate associate with Morrison & Foerster LLP and Chadbourne & Parke LLP.

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

Item 11.	Executive Compensation

EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

This Compensation Discussion and Analysis presents information about the compensation of the following executive officers named in the Summary Compensation Table below (the “Named Executive Officers” or “NEOs”), including:

•	Timothy D. Leuliette, President and Chief Executive Officer (CEO);

•	Jeffrey M. Stafeil, Executive Vice President and Chief Financial Officer (CFO);

•	Martin T. Thall, Executive Vice President and President, Electronics Product Group;

•	Peter M. Ziparo, Vice President and General Counsel, effective April 2014; and

•	Michael J. Widgren, Senior Vice President, Corporate Controller and Chief Accounting Officer.

Executive Summary

The executive team’s primary focus remains on optimizing the business portfolio in order to deliver profits and generate cash, maximizing shareholder value. During 2014, we implemented changes and entered into significant agreements to unlock shareholder value and strongly position the new Visteon for future growth. Specifically, as we enter 2015, we are positioning the Company to become a pure-play, world-class Cockpit Electronics Ecosystems Enterprise (“Electronics business”) that is a leader in innovation.

Highlights of these key actions and other 2014 financial and strategic achievements are summarized below.

•	2014 Adjusted EBITDA of $702 million, up 17% from 2013;

•	2014 Adjusted Free Cash Flow of $111 million;

•	Completing the acquisition of the JCI Electronics business, which, when combined with our existing capabilities, is expected to enhance Visteon’s competitive position in the fast-growing vehicle cockpit electronics segment by strengthening its global scale, manufacturing and engineering footprint, product portfolio and customer penetration. On a combined basis, the Company’s Electronics business is expected to have approximately $3 billion in annual revenue with a No. 2 global position in driver information and above-average growth rates for the cockpit electronics segment, supplying nine of the world’s ten largest vehicle manufacturers;

•	Winning a record $1.3 billion of new and re-win Electronics business during 2014;

•	Strengthening our balance sheet by transferring approximately $350 million of U.S. pension assets to Prudential Insurance Company of America in settlement of approximately $350 million of U.S. pension obligation, which substantially reduces the related risk of economic volatility associated with the pension assets and obligation;

•	Acquiring the thermal and emissions product line of Cooper Standard, which was added to our Halla Visteon Climate Control Corporation (“HVCC”) business;

•	Completing the divestiture of the majority of the Interiors business, which allows the Company to focus on its market-leading position in the Electronics business;

•	Entering into a Share Purchase Agreement in December 2014 with Hahn & Co. Auto Holdings Co., Ltd. and Hankook Tire Co., Ltd. to sell all of our outstanding shares in HVCC for approximately $3.6 billion or KRW 52,000 per share. The agreement, subject to regulatory reviews, shareholder approval and other conditions, is expected to be completed in the first half of 2015; and

•	Returning approximately $500 million in cash to shareholders through share repurchases in 2014.

Our recent total shareholder returns (TSR) have been strong, as shown below, with 2014 at +30% and the three-year TSR (2012 to 2014) at +114%.

2014 Named Executive Officer Annualized Target Compensation Opportunity Is Primarily Performance-based

The vast majority of the annualized target compensation opportunity (including long-term incentives awarded in 2012) is performance-based with the amounts realized, if any, based on our financial results or stock price performance. In 2014, 83% of the CEO’s annualized target compensation was provided through annual and long-term incentive award opportunities.

•    Base Salary 17% of the target compensation mix

•    Annual Incentive award opportunity 20%

•    Long-Term Incentive award opportunity 63%

Our Strong 2014 Performance Results Are Reflected in 2014 Compensation

The 2014 compensation for our Named Executive Officers is commensurate with the Company’s 2014 performance and the goals of our executive compensation program. The mix of award types and incentive plan performance measures was selected to align with our business strategy, talent needs, and market practices. Actual pay realized by the executive officers was based primarily on the Company’s financial and stock price performance results. A minority of pay was based on fixed elements (base salaries, perquisites, and retirement benefit contributions on base salaries), given our focus on performance-based pay elements (annual and long-term incentives).

The Company‘s Adjusted EBITDA performance for 2014 far exceed our targeted Adjusted EBITDA metric for our Annual Incentive award opportunity. The Company also generated total shareholder return of +30% for 2014.

No New Long-Term Incentive Compensation Awards for Longer Serving NEOs

In 2012, the Organization and Compensation Committee (the “Committee”) granted long-term incentive awards to certain Named Executive Officers that were designed to cover awards that would have been made in each of 2013, 2014 and 2015. As a result, the CEO and other Named Executive Officers hired/in the role before 2014 did not receive an annual grant of long-term incentive awards in 2014. The 2012 awards are tied to long-term value creation, as measured by total shareholder return and sustained stock price appreciation. The Organization and Compensation Committee designed the executive officer long-term incentive structure to align management with the ultimate measure of the Company’s success by our shareholders — long-term stock price performance. Mr. Thall, who joined the Company in November 2013, was awarded a long-term incentive opportunity that is based on increasing the value of the Company’s Electronics business. Executives who participated in the Late 2012 Three-Year award (covering 2013 to 2015) did not participate in the 2014 Long-Term Incentive (LTI) award. Mr. Ziparo’s late 2012 award was a one year award covering 2013, as such he was the only NEO to receive an LTI award in 2014.

2014 Say-on-Pay Advisory Vote Outcome

In 2014, our executive compensation program received 88.8% approval from our shareholders. This strong level of shareholder support was an improvement on the 72.4% approval received in 2013. Our goal is to continue to meet the approval of our shareholders and remain responsive to their concerns. As such, we regularly have discussions with shareholders to ensure they understand our officer pay program and to address any questions. During 2014 these discussions did not identify any issues, which further confirmed that, overall, our officer pay program is well aligned to shareholder value creation. As detailed throughout this Compensation Discussion & Analysis, we believe the officer compensation program is strongly aligned with shareholder value creation, and reflects strong corporate governance practices.

Executive Compensation Program Design and Governance Practices

Our executive compensation program is designed to provide strong alignment between executive pay and Company performance, and incorporates best practices. Here are some of the compensation practices we follow and those that we avoid.

What We Do	✓	The Committee approves all aspects of officer pay

	✓	Target pay levels, on average, to be within a competitive range of the median of comparable companies, considering an individual’s responsibilities, business impact, performance and other factors

	✓	Provide the majority of pay through performance-based annual and long-term programs

	✓	Balance short- and long-term incentives using multiple performance metrics, covering individual, financial and total shareholder return performance

	✓	Have “double trigger” (qualified termination of employment following a change in control) equity acceleration for all of the CEO’s awards and most equity awards granted since mid-2012. Beginning in 2015, all equity awards have a “double trigger”, as specified in the amended 2010 Incentive Plan (shareholder proposal herein)

	✓	Cap incentive awards that are based on performance goals

	✓	Have change in control agreements with a “double trigger” for cash severance payments to be made

	✓	Apply robust stock ownership guidelines to ensure ongoing and meaningful alignment with stockholders

	✓	Have a compensation recovery (“clawback”) policy for executive officers in the event of a financial restatement

	✓	Prohibit hedging transactions, purchasing the Company’s common stock on margin or pledging such shares

	✓	Provide limited perquisites

	✓	Review key elements of the officer pay program annually, as conducted by the Committee, which also considers our business and talent needs, and market trends

	✓	Use an independent compensation consultant

What We Don’t Do	×	Do not provide excise tax gross-ups

	×	Do not have excessive compensation practices that encourage excessively risky business decisions

	×	Do not grant stock options or stock appreciation rights with an exercise price less than the fair market value on the grant date

	×	Do not provide dividends or dividend equivalents on unearned PSUs

Executive Compensation Program Administration

The Committee is primarily responsible for administering the Company’s executive compensation program. The Committee reviews and approves all elements of the executive compensation program that cover the Named Executive Officers. In fulfilling its responsibilities, the Committee is assisted by its independent compensation consultant and takes into account recommendations from the CEO. The primary roles of each party are summarized below.

Party:	Primary Roles:
Organization and Compensation	•	Oversee all aspects of the executive compensation program

Committee (comprised solely of independent directors)	•	Approve officer compensation levels, incentive plan goals, and award payouts

	•	Approve specific goals and objectives, as well as corresponding compensation, for the CEO

	•	Ensure the executive compensation program best achieves the Company’s objectives, considering the business strategy, talent needs, and market trends

Senior Management (CEO, CFO, VP HR, and General Counsel)	•	Make recommendations regarding the potential structure of the executive compensation program, including input on key business strategies and objectives

	•	Make recommendations regarding the pay levels of the officer team (excluding the CEO)

	•	Provide any other information requested by the Committee

Compensation Consultant (Frederic W. Cook & Co., Inc.)	•	Advise the Committee on competitive market practices and trends

	•	Provide proxy pay data for our compensation peer group

	•	Present information and benchmarking regarding specific executive compensation matters, as requested by the Committee

	•	Review management proposals and provide recommendations regarding CEO pay

Additional information about the role and processes of the Committee is presented above under “Committees of the Board of Directors — Organization & Compensation Committee.”

Executive Compensation Program Philosophy

The primary objectives of the Company’s executive compensation program are to recruit, motivate, and retain highly-qualified executives who are key to our long-term success and will focus on maximizing shareholder value. As such, the Company’s executive compensation program is structured to accomplish the following:

•	Drive achievement of the Company’s strategic plans and objectives;

•	Create strong alignment of the interests of executives with the creation of shareholder value, particularly as measured by total shareholder return/stock price appreciation;

•	Provide a market competitive total compensation package customized to fit our business and talent needs; and

•	Be cost-effective and straightforward to understand and communicate.

For each element of compensation and in total, the Company generally targets annualized compensation to be within a competitive range of market median, considering an individual’s experience, performance, and business impact, as well as our organizational structure and cost implications. The target compensation mix is set based on position responsibilities, individual considerations, and market competitive practices. The proportion of variable, or “at risk”, compensation, provided through incentive programs, increases as an employee’s level of responsibility increases commensurate with the position’s impact on the business. The actual pay earned, if any, for annual and long-term incentives reflects Company and individual performance.

Market Compensation Practices

As one of the inputs in determining executive compensation each year, the Company reviews survey and proxy compensation data regarding market practices. In 2014, the Company reviewed NEO base salaries, target annual and long-term incentive award opportunities, as well as selected pay program design practices. In conducting this review, the Committee selected 16 companies in similar industries (the “Compensation Peer Group”) with median annual revenues of approximately $7 billion (range of $2 to $16 billion), and general industry as comparators. We believe the Compensation Peer Group represents a reasonable comparator group of direct automotive supplier peers and other related companies with which we currently compete for executive talent. When general industry compensation data are used, the Company is not aware of the specific participant companies in the analysis. The Compensation Peer Group, which is unchanged from 2013, is listed below.

American Axle & Manufacturing	Flowserve Corp.	Oshkosh Corporation
Autoliv, Inc.	ITT	Rockwell Automation Inc.
BorgWarner Inc.	Lear Corporation	SPX Corporation
Dana Holding Corporation	Meritor, Inc.	Tenneco Inc.
Federal-Mogul Corp.	Navistar International Corporation	Timken Co.
TRW Automotive Holdings Corp.

Executive Compensation Program — Description of Primary Elements

An overview of the primary elements of the executive compensation program is presented below. Consistent with our emphasis on aligning pay and performance, the largest portion of the target compensation opportunity is provided through annual and long-term incentive programs.

Each primary element of the executive compensation program is described below.

Base Salary

Base salaries, combined with medical, life and disability benefits, provide basic security for our employees at levels necessary to attract and retain a highly qualified and effective salaried workforce. Base salaries are determined taking into account market data as well as an individual’s position, responsibilities, experience, and value to the Company. During 2014 three of the Named Executive Officers received base salary increases. Effective April 1, 2014, Messrs. Stafeil and Widgren received merit-based salary increases of 3% to $689,585 and $422,300, respectively and, coinciding with his promotion, Mr. Ziparo received a market- and merit-based increase resulting in an annualized salary of $350,000. The actual salaries paid to each Named Executive Officer for 2014 are presented in the “Summary Compensation Table.”

Annual Incentive Awards

The Company’s Annual Incentive (“AI”) program provides key salaried employees the opportunity to earn an annual cash bonus based on specified individual, financial, operational and/or strategic goals. This program is designed to motivate executives to achieve key short-term financial and operational goals of the Company. The target incentive opportunities are expressed as a percentage of base salary, which are set by the Committee considering the potential impact on the business of each role, the relationships among the roles and market competitive levels for the positions. The target annual incentive opportunities, as a percentage of base salary as of December 31, 2014, are: Mr. Leuliette 125%, Messrs. Stafeil and Thall 80%, Mr. Ziparo 50% and Mr. Widgren 60%. Actual awards earned can range from 0% to 200% of target based on Company, business unit and individual performance.

On February 26, 2014, the Committee approved 2014 AI award opportunities for approximately 1,500 global salaried employees, including the Named Executive Officers. The Committee determined that the maximum amount an executive officer would be eligible for under the 2014 AI would be based upon the Company’s achievement of Adjusted EBITDA in 2014, which serves as a single umbrella performance measure. The Committee would then exercise its negative discretion from these maximum amounts based on assessment of individual, product group and Company performance with respect to relevant financial and operational goals.

Specific threshold, target, and maximum goals for the 2014 AI are set forth below, as well as the percentage of the target award earned and 2014 actual results.

Measure ($ in millions)	2014 Threshold (0%)		2014 Target (100%)	2014 Maximum (200%)	2014 Actual	Resulting Award as % of Target
Adjusted EBITDA	<$	340	$340	$580	$702	200%

Adjusted EBITDA was defined as net income (loss) attributable to the Company, plus net interest expense, provision for income taxes, depreciation and amortization and net income attributable to non-controlling interests, as further adjusted to eliminate the impact of asset impairments, gains or losses on divestitures, discontinued operations, net restructuring expenses and other reimbursable costs, non-cash stock-based compensation expense, certain non-recurring employee charges and benefits, reorganization items, other non-operating gains and losses, and equity in net income of non-consolidated affiliates.

In its exercise of negative discretion from these maximum amounts, the Committee reduced the awards payable to all NEOs under the umbrella arrangement and determined their actual AI awards based on their individual performance and the degree of achievement of the general financial performance, new business wins and quality goals used in determining the funding of AI awards for employees other than executive officers. The total funding available for Corporate and Electronics participants was based on achieved Adjusted EBITDA results of $702 million and $208 million, respectively, for 2014.

The Committee considered the following factors in determining the amount of the final awards:

•	Individual performance factors, including strategic transactions, leadership and balance sheet improvement;

•	Adjusted Free Cash Flow performance;

•	New Business Wins; and

•	Quality.

As a result of the foregoing, the executives’ 2014 incentive awards were paid at approximately the following rates: 145% of target for Mr. Thall reflecting the Electronics group performance, 113% of target for Mr. Leuliette, 125% of target for Mr. Stafeil, 136% of target for Mr. Ziparo and 103% of target for Mr. Widgren. The payouts for the executives reflect their leadership and significant contributions to our strong 2014 performance, including the electronics acquisition, interiors divestiture, overall financial results and TSR of +30% as detailed in the “Executive Summary”. The amounts paid to the Named Executive Officers are set forth in the “Summary Compensation Table” under the column “Non-Equity Incentive Plan Compensation.”

Long-Term Incentive Awards

The Company’s Long-Term Incentive program is designed to reward executives for the achievement of specified multi-year goals that are linked to the Company’s long-term financial performance, to align the delivery of incentive value with increases in the Company’s stock price and to retain key employees. Typically awards are granted each year with a vesting or performance period of three years; however, in some situations, such as the recruitment of new executives or to focus on objectives with a different duration, the Company may use a shorter or longer period. The annualized total targeted long-term incentive award opportunity, expressed as a percentage of base salary, is typically determined by organization level.

2014 Long-Term Incentive Grants to Mr. Ziparo

On March 27, 2014, Mr. Ziparo, who did not participate in the Late 2012 Three-Year Awards (discussed below), received regular long-term incentive grants with a grant date value, in total, equal to 105% of base salary. The grant mix was performance stock units, stock options and restricted stock units, as described below.

Award Type and Weighting	Primary Role	Design Features
Performance Stock Units (50% of the total LTI award)	Reward the achievement of total shareholder return (TSR) results over 2014 to 2016 relative to returns of 17 similar companies	•	Performance stock units (PSU) provide executives the opportunity to earn shares based on the Company’s three-year total shareholder return (TSR) relative to 17 automotive sector peer companies (listed below)

		•	The awards are divided among three periods with all earned awards paid at the end of the three-year cycle (paid in early 2017)

		•	2014 TSR performance (25% of award opportunity)

		•	2014 to 2015 TSR performance (25% of award opportunity)

		•	2014 to 2016 TSR performance (50% of award opportunity)

		•	The awards for the first and second performance periods will be increased to reflect the performance over the entire three-year cycle, if greater. If the Company’s actual TSR is negative during a performance period, the award earned for that period cannot exceed 100% of target (regardless of ranking within the peer group).

		•	Awards can be earned up to 150% of the target award opportunity based on the Company’s TSR performance ranking within the comparator group (Visteon plus the 17 TSR peer companies)

		•	No award earned if Visteon is in the bottom 4 companies

		•	#5 rank, 35% of the target award is earned

		•	#10 rank, 100% of the target award is earned

		•	#15 or higher rank, 150% of the target award is earned

		•	Award payouts for performance between the rankings specified above is determined based on interpolation

		•	TSR is calculated using the 20-trading day average closing price at the start and end of the performance period, adjusted for dividends

Stock Options (25% of the total LTI award)	Reward for appreciation in the Company’ stock price	•	Exercise price equal to the average of the high and low trading prices on the date of grant ($84.67)

		•	Vest one-third per year beginning one year after the date of grant

		•	Seven-year term, upon which any unexercised options would expire

Restricted Stock Units (25% of the total LTI award)	Facilitate retention and provide an ownership-like stake	•	Vest one-third per year beginning one year after the date of grant

Relative TSR Peer Group (17 companies)

Autoliv, Inc.	Delphi Automotive	Magna International, Inc.
BorgWarner Inc.	Denso	Meritor Inc.
Calsonic Kansai	Faurecia	Tenneco Inc.
Continental	Federal-Mogul Corp.	TRW Automotive Holdings Corp.
Cooper Standard	Johnson Controls Inc.	Valeo
Dana Holding Corporation	Lear Corporation

Long-Term Incentive Grants Awarded in Late 2012 (Three-Year Award) to Cover 2013-2015

In support of the Company’s business strategy and to ensure the executive officer team’s potential awards are aligned to the achievement of specific levels of shareholder value creation, equity grants were made in the fourth quarter of 2012 in lieu of additional regular annual grants through 2015. Consistent with our focus on shareholder value creation, a majority of the award opportunity (75% of the grant date value) was provided through performance-based stock units and the remainder in time-based restricted stock units. The terms of the performance-based stock units and restricted stock units, which were made under the Visteon Corporation 2010 Incentive Plan, are substantially the same for all participating Named Executive Officers (excluding Mr. Thall, who was hired during 2013), and are intended to be in lieu of future potential awards under the Company’s long-term incentive program for 2013, 2014, and 2015. The number of stock units awarded to the three participating NEOs in late 2012 is as follows: Mr. Leuliette — 431,170, Mr. Stafeil — 149,176 and Mr. Widgren — 37,293. Mr. Ziparo received an equity grant of 7,260 stock units in the fourth quarter of 2012 in lieu of a grant in 2013.

The performance-based stock units will be earned, subject to continued employment, based on TSR for the period between the grant date and December 31, 2015. Vesting requires both stock price achievement and continued employment. TSR, which is stock price plus cash dividend payments, of at least $70.00 must be achieved to vest in all of the shares, which represents appreciation of approximately 60% from the date of grant. Upon achievement of the TSR goal, which was achieved during 2013, all of the performance-based stock units were earned, but do not vest (are not paid) until the end of the performance period on December 31, 2015 assuming continued employment (or earlier for certain types of termination of employment).

The time-based restricted stock units will vest in three equal annual installments beginning one year after the date of grant based on continued employment.

Mr. Thall’s Long-Term Incentive Compensation

Mr. Thall was hired on November 19, 2013, to lead and grow the value of our Electronics business. In order to induce Mr. Thall to join the Company, he received a cash bonus of $300,000 (paid in January 2014) and a restricted stock unit award of 16,000 units, which vest annually, in one third increments, on the anniversary of the grant date.

In order to best align the long-term award opportunity with his role, Mr. Thall’s long-term incentive award opportunity is based on the growth in the valuation of the Electronics business unit over three to five years. Specifically, he is eligible to receive 2.2% of the incremental value created relative to the base valuation as of December 31, 2013, subject to a minimum compound annual growth rate of 5.0%. An annual valuation of the business unit will be conducted, as of year-end, by an independent appraisal firm selected by the Committee. Subject to continued employment and achieving the minimum annual growth goal, the award will become vested in three equal annual installments on each of December 31st 2016, 2017, and 2018.

Other Compensation Elements

Stock Ownership Guidelines

The Company has adopted stock ownership goals for all elected officers of the Company. The goal for these officers is to own common stock worth a multiple of salary, ranging from one times salary up to six times salary for the CEO, within five years from their date of hire or election, if later. All of the Named Executive Officers employed by the Company as an officer for five years or more are in compliance with the stock ownership guidelines. For the purpose of determining compliance with the stock ownership guidelines, the calculation includes stock owned directly, restricted stock, and restricted stock units (but excludes unexercised stock options and stock appreciation rights, and unearned performance stock units). The stock ownership guidelines are as follows:

•	Chief Executive Officer — six times base salary;

•	Executive and Senior Vice Presidents and Product Group Presidents — three times base salary; and

•	All other officers — one times base salary.

Executive Perquisites and International Service Employee Program

The Company provides the Named Executive Officers with a flexible perquisite allowance program to provide basic competitive benefits. The flexible perquisite allowance is a fixed amount that is paid to each eligible executive and is designed to cover his or her expenses related to legal and financial counseling, excess liability insurance premiums, tax preparation, and airfare for spouse or partner accompanying employee on business travel, among other items. For Named Executive Officers, the amount of the allowance varies by management level, with a current range of $15,000 to $60,000 per year and is not grossed up. The amount paid to the Named Executive Officers in 2014 pursuant to the flexible perquisite allowance program is set forth in the “All Other Compensation” column of the “Summary Compensation Table.” The Company also maintains an Executive Security Program that permits the CEO to use corporate provided aircraft for personal and business travel, and provides the benefit of various personal health and safety protections. The CEO does not receive a tax “gross-up” for personal use of corporate provided aircraft. There was no personal use of corporate provided aircraft during 2014.

As a global organization, senior executives of the Company are located in key business centers around the world. To facilitate the assignment of experienced employees to support the business, the Company has an International Long Term Assignment Policy to address incremental costs incurred by assignees as a result of their international assignments. The policy provides for the reimbursement of incremental housing, cost of living, education and other costs incurred in conjunction with international assignments as well as the tax costs associated with these payments. The Company provides tax equalization to employees on international assignment. The tax equalization policy is intended to ensure that the employee bears a tax burden that would be comparable to the home country tax burden on income that is not related to the international assignment. It is the objective of the Company’s International Long Term Assignment Policy that the employee not be financially disadvantaged as a result of the international assignment nor that the employee experience windfall gains. Mr. Thall began an international assignment in January 2015 and is now based in Kerpen, Germany.

Retirement Benefits Overview

The Named Executive Officers participate in the Company’s qualified retirement and savings plans in their respective home countries on the same basis as other similarly situated employees. Over the last several years, the Company has made changes to the type of retirement plans and the level of benefits provided under such plans, based on an assessment of the Company’s business and talent needs, costs, market practices, and other factors. Effective December 31, 2011, the U.S. defined benefit pension plan was frozen for all participants. All of the NEOs participate in U.S.-based plans.

The Named Executive Officers, as well as most U.S. salaried employees, are entitled to participate in the Visteon Investment Plan, Visteon’s 401(k) investment and savings plan. The Company’s match is 100% of the employee’s eligible contributions up to 6% of eligible pay (subject to IRS limits), which was designed to attract and retain employees in light of the Company’s freezing of other retirement benefit plans. Amounts deferred for each Named Executive Officer are reflected in the “Salary” column of the “Summary Compensation Table.” The Company also maintains a Savings Parity Plan, which provides eligible participants with Company contributions of 6% of eligible pay that are restricted due to IRS limits under the broad-based, qualified 401(k) plan. The Company’s Supplemental Executive Retirement Plan (SERP) provides eligible participants annual Company contributions of 6%, 9% (Executive and Senior Vice Presidents), or 14.5% (CEO) of pay in place of the prior defined benefit formulas in the plan for service after January 1, 2012. The SERP is closed to new entrants other than elected Company officers. Company contributions to these plans on behalf of the NEOs are included in the “All Other Compensation” column of the “Summary Compensation Table.”

Additional details about the Company’s prior and current retirement plans are presented in a later section, under “Retirement Benefits.”

Severance and Change in Control Benefits

The Company has entered into change in control agreements with all of its executive officers, including the Named Executive Officers. These agreements, which were last revised in October 2012, provide for certain benefits if a qualifying termination occurs following a change in control of the Company. For the Named Executive Officers, change in control cash severance benefits are provided as a multiple of 1.5, 2.0 (EVPs), or 2.5 (CEO) times the officer’s sum of annual base salary and target annual incentive. In addition, the agreements provide for other severance benefits, such as the continuation of medical benefits and outplacement assistance. The agreements have a “double trigger” provision, which would require that the executive’s employment terminate following a change in control in order to receive benefits under the agreement. No excise tax gross-up provisions are contained in the change in control severance arrangements.

Upon the involuntary termination of employment by the Company (other than for specified reasons, including disability, availability of other severance benefits, and inappropriate conduct), executive officers are entitled to severance benefits under the 2010 Visteon Executive Severance Plan, which was revised effective October 2012. Under this Plan, a specific and consistent level of severance benefits are provided with a cash severance payment of 1.0 (VPs) or 1.5 (SVPs, EVPs and CEO) times the sum of an executive’s annual base salary and target annual incentive. Executives would also be entitled to the reimbursement of medical coverage premiums under COBRA for up to eighteen months following termination, the provision of outplacement services for up to twelve months, and the payment of a pro-rated portion of any outstanding annual incentive bonus based on actual Company performance during the performance period.

The severance plan and change in control agreements provide that outstanding stock-based awards vest only in accordance with the applicable terms and conditions of such awards. For additional details about the change in control agreements, the severance plan, the terms and conditions of awards, and the estimated value of these potential payouts, see the section “Potential Payments Upon Termination.” The terms of Mr. Leuliette’s compensation package, including potential severance and change in control benefits, are detailed in his employment agreement, see the section “Employment Agreement with Mr. Leuliette.”

Other Executive Compensation Policies

Stock Awards Granting Policy. In 2014 the Company granted regular stock awards to one of its Named Executive Officers (Mr. Ziparo). Stock awards made to executives and key employees at the time they become employees or officers of the Company (such as for Mr. Thall, who joined the Company in 2013) have a grant date on the later of the date employment commences or the date the Committee approves the awards. In all cases, the exercise price of stock options and stock appreciation rights is the average of the high and low trading price on the grant date. Stock price is not a factor in selecting the timing of equity-based awards.

Securities Trading and Anti-Hedging/Anti-Pledging Policy. The Company maintains a Policy Regarding Purchases and Sales of Company Stock that imposes specific standards on directors and officers of the Company. The policy is intended not only to forbid such persons from trading in Company stock on the basis of inside information, but to avoid even the appearance of improper conduct on the part of such persons. In addition to the specific restrictions set forth in the policy, the policy requires that all transactions in Company stock by such persons and by others in their households be pre-cleared by the General Counsel. The only exception to the pre-clearance requirement is regular, ongoing acquisition of Company stock resulting from continued participation in employee benefit plans that the Company or its agents may administer. The policy also expressly prohibits directors and officers from engaging in hedging transactions involving the Company’s stock or pledging the Company’s stock.

Pay Clawbacks. In April 2013, the Company adopted a compensation recovery policy, which requires each executive officer of the Company to repay or forfeit a portion or all of any annual incentive, performance stock units or other performance-based compensation granted to him or her on or after September 29, 2012 if:

•	the payment, grant, or vesting of such compensation was based on the achievement of financial results that were subsequently the subject of a restatement of the Company’s financial statements filed with the Securities and Exchange Commission;

•	the amount of the compensation that would have been received by the executive officer had the financial results been properly reported would have been lower than the amount actually received; and

•	the Board determines in its sole discretion that it is in the best interests of the Company and its stockholders for the executive officer to repay or forfeit all or any portion of the compensation.

Tax Deductibility of Executive Compensation. Section 162(m) of the Internal Revenue Code of 1986, as amended (the “Code”), limits the Company’s federal income tax deduction to $1 million per year for compensation to its CEO and certain other highly compensated executive officers. Qualified performance-based compensation for the CEO and certain “covered officers” is not, however, subject to the deduction limit, provided certain requirements of Section 162(m) are satisfied. We consider the impact of this rule when developing and implementing our executive compensation program. Annual Incentive awards, performance-based stock units, and stock options (and stock appreciation rights) generally are designed to meet the deductibility requirements. We also believe that it is important to preserve flexibility in administering compensation programs in a manner designed to promote varying business and talent goals. Accordingly, we have not adopted a policy that all compensation must qualify as deductible under Section 162(m).

Statement Regarding Compensation Risk Assessment

The Company believes that its compensation programs, policies and practices do not create risks that are reasonably likely to have a material adverse effect on the Company. Specifically, as detailed previously, the Company maintains a market competitive, balanced executive compensation program with varying incentive award types, performance metrics, performance/vesting periods and includes governance features that mitigate potential risk (including Committee oversight, maximum potential payouts are set under incentive plans, stock ownership guidelines, and a pay clawback policy).

Summary Compensation Table

The following table summarizes the compensation that was earned by, or paid or awarded to, the Named Executive Officers. The “Named Executive Officers” are the Company’s Chief Executive Officer, the Company’s Chief Financial Officer and the three other most highly compensated executive officers serving as such as of December 31, 2014, determined based on the individual’s total compensation for the year ended December 31, 2014 as reported in the table below, other than amounts reported as above-market earnings on deferred compensation and the actuarial increase in pension benefit accruals.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Stock Awards ($)(2)	Options Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value & Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
Timothy D. Leuliette	2014	$1,184,500	$—	$—	$—	$1,673,106	$—	$1,010,256	$3,867,862
Chief Executive Officer	2013	$1,167,250	$—	$—	$—	$2,842,800	$—	$438,199	$4,448,249
and President	2012	$450,000	$1,000,000	$14,989,157	$—	$495,413	$—	$111,505	$17,046,075

Jeffrey M. Stafeil	2014	$684,564	$—	$—	$—	$691,571	$—	$306,476	$1,682,611
Executive Vice President	2013	$659,750	$—	$—	$—	$1,071,200	$—	$140,468	$1,871,418
and Chief Financial	2012	$110,688	$475,000	$5,198,368	$—	$—	$—	$16,749	$5,800,805
Officer

Martin T. Thall	2014	$595,000	$—	$—	$—	$690,200	$—	$800,906	$2,086,106
Executive Vice President	2013	$70,833	$300,000	$1,225,120	$—	$89,278	$—	$9,959	$1,695,190
And President, Electronics
Product Group

Peter M. Ziparo	2014	$333,480	$—	$280,884	$102,416	$237,405	$34,378	$81,717	$1,070,280
Vice President and General Counsel (7)

Michael J. Widgren	2014	$419,225	$—	$—	$—	$260,981	$33,115	$155,375	$868,696
Senior Vice President,	2013	$406,667	$—	$—	$—	$444,276	$—	$99,892	$950,835
Corporate Controller and	2012	$354,950	$—	$1,523,202	$87,305	$195,000	$29,753	$86,215	$2,276,425
Chief Accounting Officer

(1)	This column is comprised of sign-on bonus payments to Messrs. Leuliette and Stafeil in 2012 and Mr. Thall in 2013.
(2)	The amounts shown in this column represent the grant date fair values for performance stock units, restricted common stock and restricted stock unit awards in 2014, 2013 and 2012. The grant date fair values have been determined based on the assumptions and methodologies set forth in Note 16 “Stock-Based Compensation” to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (the “2014 10-K”).
(3)	The amounts shown in this column represent the grant date fair values for stock options and stock appreciation rights granted in 2014 and 2012. The grant date fair values have been determined based on the assumptions and methodologies set forth in Note 16 “Stock-Based Compensation” to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of the Company’s 2014 10-K. No stock options or stock appreciation rights were granted to the Named Executive Officers during 2013.
(4)	For 2014, this column is comprised of the amounts payable to each of the Named Executive Officers under the 2014 annual incentive performance bonus program, as further described in the “Compensation Discussion and Analysis,” above. There were no earnings on non-equity incentive plan compensation earned or paid to the Named Executive Officers in or for 2014.
(5)	This column reflects an estimate of the aggregate change in actuarial present value of each Named Executive Officers’ accumulated benefit under all defined benefit and actuarial pension plans from the measurement dates for such plans used for financial statement purposes. See “Retirement Benefits — Defined Benefit Plans,” below. None of the Named Executive Officers received or earned any above-market or preferential earnings on deferred compensation.
(6)	For 2014, this column includes the following benefits paid to, or on behalf of, the Named Executive Officers:

•	life insurance premiums paid by the Company on behalf of all of the Named Executive Officers;

•	Company-contributions to the Company’s 401(k) defined contribution plan, DC SERP and Savings Parity Plan on behalf of Mr. Leuliette ($825,596), Mr. Stafeil ($263,666), Mr. Thall ($102,642), Mr. Ziparo ($66,207) and Mr. Widgren ($129,710);

•	tax payments and reimbursements on behalf of Mr. Leuliette ($381), Mr. Stafeil ($670) and Mr. Thall ($287,387); and

•	perquisites and other personal benefits, which included: (A) the cost of personal health and safety protection equipment and services under the Executive Security Program for Mr. Leuliette ($114,850); (B) payments under the executive flexible perquisite account program to Mr. Leuliette ($60,000), Mr. Stafeil ($40,000), Mr. Thall ($40,000), Mr. Ziparo ($15,000), and Mr. Widgren ($25,000); and (C) the payment of expenses to or on behalf of Mr. Thall ($345,428) under the Company’s international service employee program, which provides allowances and payments to address the incremental costs of housing, relocation, education, cost of living, taxes and other costs associated with international assignments.

(7)	Mr. Ziparo was appointed Vice President and General Counsel effective April 1, 2014.

The following table summarizes all incentive plan awards that were made to the Named Executive Officers during 2014.

Grants of Plan-Based Awards in 2014

Name	Grant Date	Estimated Future Payouts Under Non-Equity Incentive Plan Awards(1)			Estimated Future Payouts Under Equity Incentive Plan Awards(2)			All Other Stock Awards: Number of Shares of Stock or Units (#)(3)	All Other Option Awards: Number of Securities Underlying Options (#)(3)	Exercise or Base Price of Option Awards ($ / Sh)	Market Price on Grant Date ($ / Sh)	Grant Date Fair Value of Stock and Option Awards ($)(4)
		Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Timothy D. Leuliette
Annual Cash Incentive (1)	—	$222,094	$1,480,625	$2,961,250	—	—	—	—	—	—	—	—

Jeffrey M. Stafeil
Annual Cash Incentive (1)	—	$82,750	$551,668	$1,103,336	—	—	—	—	—	—	—	—

Martin T. Thall
Annual Cash Incentive (1)	—	$71,400	$476,000	$952,000	—	—	—	—	—	—	—	—

Peter M. Ziparo
Annual Cash Incentive (1)	—	$26,250	$175,000	$350,000	—	—	—	—	—	—	—	—
Stock Options	3/27/2014	—	—	—	—	—	—	—	3,014	$84.67	$84.16	$102,416
Restricted Stock Award	3/27/2014	—	—	—	—	—	—	1,089	—	—	—	$92,206
Performance Stock Units	3/27/2014	—	—	—	183	2,086	3,129	—	—	—	—	$188,679

Michael J. Widgren
Annual Cash Incentive (1)	—	$38,007	$253,380	$506,760	—	—	—	—	—	—	—	—

(1)	Represents the performance-based cash bonus opportunity under the 2014 annual incentive program, as further described in the “Compensation Discussion and Analysis,” above. The amounts actually paid under this program are set forth in the “Non-Equity Incentive Plan Compensation” column of the above “Summary Compensation Table.”
(2)	Represents performance stock unit grants made under the 2014 annual long-term incentive program, as further described in the “Compensation Discussion and Analysis,” above.
(3)	Represents restricted stock units and stock options granted under the 2014 annual long-term incentive program, as further described in the “Compensation Discussion and Analysis,” above.
(4)	A discussion of assumptions used in calculating grant date fair values in accordance with FASB ASC Topic 718 may be found in Note 16 “Stock Based Compensation” to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of the Company’s 2014 Form 10-K. The ultimate value of stock-based awards, if any, will depend on the future value of the common stock and the holder’s investment decisions, neither of which can be accurately predicted.

Visteon Corporation 2010 Incentive Plan

The Visteon Corporation 2010 Incentive Plan permits grants of stock options, stock appreciation rights, performance stock units, restricted stock, restricted stock units and other rights relating to our common stock, as well as performance and time-based cash bonuses. In 2014, the Company implemented an annual incentive cash bonus program for eligible employees, including the Named Executive Officers and a long-term equity-based incentive program for eligible employees, including Mr. Ziparo, who did not participate in the late 2012 Three-Year equity-based incentive program designed to cover long-term incentive awards in 2013, 2014 and 2015. In 2012, the Company implemented two long-term equity-based incentive programs — one for the 2012-2014 performance period and one designed to cover long-term incentive awards that would have been made in each of 2013, 2014 and 2015, for eligible employees, including the Named Executive Officers. These programs are discussed further under “Compensation Discussion and Analysis,” above. Except under certain circumstances such as retirement or involuntary termination, an executive must be employed in good standing with the Company at the conclusion of a performance period to be entitled to a bonus payment. The Committee retains discretion under the 2010 Incentive Plan to modify or adjust any award at any time.

The stock options awarded under the 2014 long-term incentive program vest ratably over three years from the date of grant. The exercise price of the stock options is the average of the high and low selling prices of our common stock on the New York Stock Exchange on the date of grant, unless otherwise approved by the Organization and Compensation Committee. Any unexercised stock options will expire after seven years. If a holder of a stock option retires, becomes disabled, or dies, his or her stock options continue to be exercisable up to the normal expiration date. See “Potential Payments Upon Termination or Change-in-Control,” below. The stock options are subject to certain conditions, including not engaging in competitive activity, and generally cannot be transferred. The restricted stock units awarded under the 2014 long-term incentive program vest ratably over three years from the date of grant and will be paid in cash based on the average of the high and low selling prices of our common stock on the New York Stock Exchange on such vesting date or common stock, at the election of the Company. The performance stock units awarded under the 2014 long-term incentive program vest on January 31, 2017 based on the achievement of certain relative total shareholder return metrics and will be paid in cash based on the average of the high and low selling prices of our common stock on the New York Stock Exchange on such vesting date or common stock, at the election of the Company. Holders of restricted stock units and performance stock units (to the extent earned) may receive the same cash dividends or dividend equivalents as other stockholders owning common stock. No dividends were paid in 2014.

Employment Agreement with Mr. Leuliette

The Company and Mr. Leuliette entered into an employment agreement as of September 30, 2012. Under the terms of the employment agreement, Mr. Leuliette serves as the Chief Executive Officer and President of the Company, with an initial term of three years and three months through December 31, 2015. Pursuant to the Employment Agreement, Mr. Leuliette received an initial annualized base salary of $1.15 million, with a target annual cash bonus opportunity of 120% of his base salary, and a cash sign-on payment of $500,000, subject to clawback if Mr. Leuliette is terminated for cause (as defined in the employment agreement) or voluntarily terminates his employment without good reason (as defined in the employment agreement) before December 31, 2014. The employment agreement replaces a letter agreement that the Company and Mr. Leuliette entered into as of August 10, 2012 in connection with his appointment as Interim Chairman of the Board, Interim Chief Executive Officer and Interim President, during which time he received a signing bonus of $500,000 in cash in addition to the approximate $96,000 monthly base salary.

In June 2014, Mr. Leuliette’s employment agreement was amended to extend the term through December 31, 2017. This amended agreement increased the target annual cash bonus opportunity to 125% of base salary beginning in 2014 and, effective in 2016, eliminated the perquisite payment of $60,000 and increased base salary by $30,000.

Subsequent to the announcement of the pending sale of Halla Visteon Climate Control Corporation, in March 2015, the Company announced that Mr. Leuliette’s employment as CEO will terminate following the appointment of his successor. With the pending sale of HVCC and the divestiture of the majority of the Interiors business including Yanfeng Visteon Automotive Trim Systems Co., Ltd., Mr. Leuliette has accomplished the goals established by the Board more quickly than anticipated at the time of his contract extension. In connection with his anticipated departure, the Company expects to provide Mr. Leuliette with separation benefits consistent with an involuntary termination as discussed further below and in the section titled “Potential Payments Upon Termination.”

If Mr. Leuliette is terminated without cause or his employment is voluntarily terminated for good reason, he will receive (i) a cash payment equal to 1.5 times the sum of his annual base salary and bonus, (ii) a pro rata annual bonus for the year of termination based on corporate achievement levels for the entire year, (iii) outplacement services reimbursement of up to $50,000 and (iv) up to 18 months of health benefits. Mr. Leuliette will be entitled to participate in the Company’s standard benefits and perquisites on the same basis as other senior executives of the Company, as well as receive reimbursement of up to $25,000 of professional fees incurred in connection with finalizing the employment agreement and related agreements. The employment agreement includes a clawback provision whereby Mr. Leuliette may be required, upon certain triggering events, to repay all or a portion of his incentive compensation, pursuant to any clawback policy adopted by or applicable to the Company under the Dodd-Frank Wall Street Reform and Consumer Protection Act. The employment agreement also contains customary confidentiality, ownership of works and non-disparagement provisions, as well as standard non-competition and non-solicitation provisions.

The following table sets forth information on outstanding stock options and stock units held by the Named Executive Officers at December 31, 2014, including the number of shares underlying both exercisable and unexercisable portions of each stock option as well as the exercise price and expiration date of each outstanding option. Outstanding equity awards at December 31, 2014 are as follows.

Outstanding Equity Awards at 2014 Fiscal Year-End

Name		Option Awards					Stock Awards
	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable(1)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)		Market Value of Shares or Units of Stock That Have Not Vested ($)(2)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)		Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(2)
Timothy D. Leuliette	9/30/2012	—	—	—	—	—	28,419	(3)	$3,036,854	—		—
	9/30/2012	—	—	—	—	—	—		—	345,914	(11)	$36,964,370

Jeffrey M. Stafeil	10/31/2012	—	—	—	—	—	9,691	(4)	$1,035,580	—		—
	10/31/2012	—	—	—	—	—	—		—	120,106	(11)	$12,834,527

Martin T. Thall	11/19/2013	—	—	—	—	—	10,667	(5)	$1,139,876	—		—

Peter M. Ziparo	2/28/2012	—	759	—	$53.57	2/27/2022	—		—	—		—
	2/28/2012	—	—	—	—	—	375	(6)	$40,073	—		—
	2/28/2012	—	—	—	—	—	—		—	2,348	(12)	$250,907
	10/29/2012	—	—	—	—	—	472	(7)	$50,438	—		—
	10/29/2012	—	—	—	—	—	—		—	5,845	(11)	$624,597
	3/27/2014	—	3,014	—	$84.67	3/26/2021	—		—	—		—
	3/27/2014	—	—	—	—	—	1,089	(8)	$116,371	—		—
	3/27/2014	—	—	—	—	—	—		—	2,086	(13)	$222,910

Michael J. Widgren	3/8/2011	9,479	—	—	$74.08	3/7/2021	—		—	—		—
	2/28/2012	2,313	1,157	—	$53.57	2/27/2022	—		—	—		—
	2/28/2012	—	—	—	—	—	572	(9)	$61,124	—		—
	2/28/2012	—	—	—	—	—	—		—	3,581	(12)	$382,666
	10/29/2012	—	—	—	—	—	2,423	(10)	$258,922	—		—
	10/29/2012	—	—	—	—	—	—		—	30,026	(11)	$3,208,578

(1)	Stock options vest in one-third increments annually from date of grant.
(2)	The market value of unvested restricted stock units and performance stock units was determined using a per share price of $106.86, the closing price of our common stock as reported on The New York Stock Exchange as of December 31, 2014.
(3)	28,419 restricted stock units that vest on August 10, 2015.
(4)	9,691 restricted stock units that vest on October 29, 2015.
(5)	5,333 restricted stock units that vest on November 19, 2015 and 5,334 restricted stock units that vest on November 19, 2016.
(6)	375 shares of restricted stock that vest on February 28, 2015.
(7)	472 restricted stock units that vest on October 29, 2015.
(8)	362 restricted stock units that vest on March 27, 2015; 363 restricted stock units that vest on March 27, 2016; and 364 restricted stock units that vest on March 27, 2017.
(9)	572 shares of restricted stock that vest on February 28, 2015.
(10)	2,423 restricted stock units that vest on October 29, 2015.
(11)	Performance stock units granted as part of the 2012 special long term incentive. Vesting occurs as of December 31, 2015 (conditioned upon the participant remaining in the employ of the Company through such date) based on the “Highest 20-day Average Closing Price” of the Company’s common stock (plus the value of cash dividends, if any) achieved through December 31, 2015.
(12)	Performance stock units granted as part of the 2012 annual long term incentive. Vesting occurred as of February 28, 2015 based on the Company’s relative total shareholder return (“TSR”) measured against a peer group of companies over a three-year period which ended on December 31, 2014. Approximately 56% of the target number of units were awarded when the results were approved in February 2015.
(13)	Performance stock units granted as part of the 2014 annual long term incentive. Vesting occurs as of January 31, 2017 based on the Company’s relative total shareholder return (“TSR”) measured against a peer group of companies over a three-year period which ends on December 31, 2016.

The following table sets forth information regarding the exercising of vested stock options and the vesting of restricted stock and/or restricted stock units during 2014 for each of the Named Executive Officers on an aggregated basis.

Option Exercises and Stock Vested in 2014

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)	Number of Shares Acquired on Vesting (#)(2)	Value Realized on Vesting ($)(2)
Timothy D. Leuliette	—	$—	28,419	$2,754,654
Jeffrey M. Stafeil	—	$—	9,690	$903,883
Martin T. Thall	—	$—	5,333	$515,808
Peter M. Ziparo	6,973	$180,352	847	$75,286
Michael J. Widgren	—	$—	2,993	$273,520

(1)	These values were determined by using the market value of our common stock on The New York Stock Exchange at the time of exercise less the option exercise price, without regard to cash or shares withheld for income tax purposes.
(2)	These values were determined by using the average of the high and low prices of our common stock on The New York Stock Exchange on such vesting dates, without regard to cash or shares withheld for income tax purposes.

Retirement Benefits

Defined Benefit Plans

The following table sets forth the actuarial present value of each Named Executive Officer’s accumulated benefit under each defined benefit plan, assuming benefits are paid at normal retirement age. The table also shows the number of years of credited service under each such plan, computed as of the same pension plan measurement date used in the Company’s audited financial statements for the year ended December 31, 2014. The table also reports any pension benefits paid to each Named Executive Officer during the year.

Pension Benefits for 2014

Name	Plan Name	Number of Years of Credited Service (#)	Present Value of Accumulated Benefit ($)(1)	Payments During Last Fiscal Year ($)
Timothy D. Leuliette	Visteon Pension Plan	0.00	$—	$—
	Pension Parity Plan	0.00	$—	$—
	Supplemental Executive Retirement Plan	0.00	$—	$—

Jeffrey M. Stafeil	Visteon Pension Plan	0.00	$—	$—
	Pension Parity Plan	0.00	$—	$—
	Supplemental Executive Retirement Plan	0.00	$—	$—

Martin T. Thall	Visteon Pension Plan	0.00	$—	$—
	Pension Parity Plan	0.00	$—	$—
	Supplemental Executive Retirement Plan	0.00	$—	$—

Peter M. Ziparo	Visteon Pension Plan	9.20	$98,539	$—
	Pension Parity Plan	9.20	$1,198	$—
	Supplemental Executive Retirement Plan	9.20	$100,508	$—

Michael J. Widgren	Visteon Pension Plan	6.20	$65,116	$—
	Pension Parity Plan	6.20	$16,391	$—
	Supplemental Executive Retirement Plan	6.20	$123,279	$—

(1)	The present value of the accumulated benefits was determined using the discount rate, mortality assumptions, interest crediting rate and measurement date (December 31, 2014) used by the Company for financial reporting purposes as further described in Note 15 “Employee Benefit Plans” to the consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of the Company’s 2014 Form 10-K. The benefits were assumed to be payable at normal retirement ages or such earlier ages at which the executives could commence an unreduced retirement benefit.

The Company froze compensation and service in its defined benefit pension plan for U.S. employees effective December 31, 2011. The frozen plan, the Visteon Pension Plan (the “Qualified Pension Plan”), is a defined benefit plan qualified under Section 401(a) of the Internal Revenue Code (the “Code”). Visteon provides additional pension benefits to its U.S. executives under the following nonqualified supplemental pension arrangements: the 2010 Supplemental Executive Retirement Plan (“SERP”); and the 2010 Pension Parity Plan (“Pension Parity Plan”). The defined benefit component of the SERP and the Pension Parity Plan were also frozen on December 31, 2011.

In order to reduce the costs and volatility of these benefits to permit the Company to compete on a global basis, Visteon has made a number of modifications to its retirement programs over time. As a result, participation in these plans, and certain features of the plans, depend on when each executive was hired by the Company.

U.S. Executives Hired on or After January 1, 2002 and prior to January 1, 2012 — Messrs. Ziparo and Widgren

Qualified Pension Plan

Salaried employees hired on or after January 1, 2002 and prior to January 1, 2012 participate in the BalancePlus Program, a feature of the Qualified Pension Plan. The monthly benefit payable from the BalancePlus Program is based on the greater of the Cash Balance benefit or the Pension Equity benefit attributable to service prior to July 1, 2006, and a Cash Balance benefit for service thereafter through December 31, 2011. The Cash Balance benefit is based on a hypothetical account which grows with 4% pay credits through December 31, 2011 and interest credits based on the 30-year Treasury bond rate continuing until commencement of benefit payments. The Pension Equity benefit is based on a hypothetical account at age 65 equal to 12.5% of Final Average Monthly Salary times credited service. At retirement, these account balances may be paid as a lump sum (for benefits commencing after December 31, 2012) or converted into a monthly benefit payable in the form of a life annuity. Credited service earned under the Pension Equity feature of the plan ceased to accrue as of June 30, 2006, although changes in base pay continued to be recognized for purposes of determining the Final Average Monthly Salary through December 31, 2011. The benefit payable from the BalancePlus Program is reduced for early commencement if payment begins before age 65.

Nonqualified Pension Plans

Since the Qualified Pension Plan is a qualified plan, it is subject to the rules of the Code. The Code limits the amount of benefits that may be paid by a qualified plan and it limits the amount of salary that may be recognized in computing plan benefits. The maximum accrued benefit for 2014 is $210,000 and the maximum annual salary the plan may recognize for 2011, the year the plan was frozen is $245,000. The Pension Parity Plan, an unfunded, nonqualified pension plan, restores any benefits lost due to the limitations on benefits and compensation imposed by the Code. The changes to the Qualified Pension Plan that took effect on July 1, 2006 and December 31, 2011 also apply to the Pension Parity Plan.

Eligible executives hired on or after January 1, 2002 and prior to January 1, 2012 participate in the “BalancePlus SERP” feature of the SERP. The BalancePlus SERP provides an additional monthly benefit based upon a hypothetical account balance that is in excess of the amount calculated under the Qualified Pension Plan BalancePlus Program and the Pension Parity Plan. The account balance from the BalancePlus SERP before offset is calculated under the formulas in the BalancePlus Program with the following modifications: 1) Annual Salary is calculated without regard to the Code compensation limit; 2) Final Average Monthly Salary is increased by the average of the three highest consecutive Annual Incentive amounts; and 3) a 15% benefit multiplier is used under the Pension Equity formula in lieu of the 12.5% benefit multiplier. The Pension Equity account under the BalancePlus SERP has its own early retirement reduction factors, which are applied at early retirement before offsetting the amount calculated under the BalancePlus Program and the Pension Parity Plan. Unlike the Qualified and Pension Parity Plans, the service under the Pension Equity formula was not frozen in 2006, but continued to be recognized through December 31, 2011.

The Pension Parity Plan, Savings Parity Plan and SERP provide for automatic payment in the form of a single lump sum distribution for benefits commencing on and after January 1, 2007. The actuarial conversion factors used to determine the single lump distribution are the same as those used to value the Company’s pension obligations in the audited financial statements.

Defined Contribution Qualified Plan

The Named Executive Officers, as well as most U.S. salaried employees, are also entitled to participate in the Visteon Investment Plan, Visteon’s investment and savings plan. The amounts that may be deferred are limited by the Code. From January 1, 2012, the Company matched employee contributions of up to 6% of pay at a rate of 100% of the employee’s eligible contributions. Amounts deferred for each Named Executive Officer are reflected in the “Salary” column of the above “Summary Compensation Table.”

Savings Parity and Amended SERP Plans

Effective January 1, 2012, the Company adopted a new Savings Parity Plan that restores company matching contributions under the Visteon Investment Plan lost due to Code limitations, and amended the SERP to provide benefits through a defined contribution approach: eligible employees will receive credits equal to 6%, 9%, or 14.5% of base compensation and annual incentive, dependent upon their organizational levels. The account balances in both the Savings Parity Plan and the amended SERP will be increased or reduced to reflect earnings and losses on hypothetical investments designated by the employee.

2014 Nonqualified Deferred Compensation

The following table provides information about the nonqualified defined contribution deferred compensation plans in which our NEOs participate. Our NEOs participate in the Savings Parity Plan and the Defined Contribution SERP (“DC SERP”) Plan, both of which became effective on January 1, 2012. The Savings Parity Plan restores company matching contributions under the Visteon Investment Plan, Visteon’s investment and savings plan, lost due to IRS Code limitations. The DC SERP plan provides benefits through a defined contribution approach where eligible employees receive credits equal to 6%, 9% or 14.5% of base compensation and annual incentive, dependent upon their organizational levels. Account balances in both the Savings Parity Plan and DC SERP will be increased or reduced to reflect earnings and losses on hypothetical investments designated by the employee.

Nonqualified Deferred Compensation for 2014

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(3)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Timothy D. Leuliette
Savings Parity Plan (1)	$—	$226,038	$4,845	$—	$318,218
DC SERP (2)	$—	$583,958	$35,147	$—	$949,529

Jeffrey M. Stafeil
Savings Parity Plan (1)	$—	$90,047	$1,729	$—	$116,061
DC SERP (2)	$—	$158,019	$9,904	$—	$245,210

Martin T. Thall
Savings Parity Plan (1)	$—	$25,937	$—	$—	$25,937
DC SERP (2)	$—	$61,585	$1,883	$—	$69,937

Peter M. Ziparo
Savings Parity Plan (1)	$—	$17,999	$2,368	$—	$39,091
DC SERP (2)	$—	$32,608	$9,516	$—	$99,422

Michael J. Widgren
Savings Parity Plan (1)	$—	$40,645	$3,177	$—	$92,692
DC SERP (2)	$—	$77,715	$7,630	$—	$172,365

(1)	The Savings Parity Plan was adopted effective January 1, 2012. The Company contributions noted in this Table represent accrued contributions to be credited to each participant’s account for the fiscal year reported. The aggregate earnings, aggregate gains/losses, and aggregate withdrawals/distributions made to the participants’ accounts during fiscal year 2014 is also presented.
(2)	The Defined Contribution SERP (“DC SERP”) was adopted effective January 1, 2012. This Table reflects Company contributions, aggregate earnings, aggregate gains/losses, and aggregate withdrawals/distributions made to the participants’ accounts during fiscal year 2014.
(3)	Company contributions to these plans on behalf of the NEOs are included in the “All Other Compensation” column of the “Summary Compensation Table.”

Potential Payments Upon Termination

Set forth below are estimated accelerated payments and benefits that would be provided to the Named Executive Officers upon their termination of employment (or that would be accelerated upon a change in control) under specified circumstances assuming that the relevant triggering event occurred at December 31, 2014. These disclosed amounts are estimates only and do not necessarily reflect the actual amounts that would be paid to the Named Executive Officers, which would only be known at the time that they become eligible for payment and would only be payable if any of the triggering events were to occur.

Accrued amounts (other than the accelerated vesting of retirement benefits noted below) under the Company’s pension and defined contribution plans are not included in this table.

Named Executive Officer	Involuntary Termination (w/o cause or for Good Reason)	Change in Control	Qualifying Termination after Change in Control
Timothy D. Leuliette
Benefit:
• Severance Payments	$3,997,688	N/A	$6,662,813
• Accelerated Bonus	$—	$—	$—
• Accelerated Stock Option Vesting (1)	$—	$—	$—
• Accelerated Stock/Unit Awards Vesting (2)	$1,189,779	$—	$40,001,224
• Continuation of Perquisites and Allowances	$—	N/A	$—
• Accelerated Retirement Benefits Vesting	N/A	N/A	$—
• Deferred Compensation (3)	$—	—	$1,267,747
• Continuation of Health & Welfare Benefits (4)	$12,441	N/A	$12,441
• Outplacement Services (5)	$50,000	N/A	$50,000
• Tax Gross-Up	N/A	N/A	N/A

Totals	$5,249,908	$—	$47,994,225

Jeffrey M. Stafeil
Benefit:
• Severance Payments	$1,861,880	N/A	$2,482,506
• Accelerated Bonus	$—	$—	$—
• Accelerated Stock Option Vesting (1)	$—	$—	$—
• Accelerated Stock/Unit Awards Vesting (2)	$177,174	$—	$13,870,107
• Continuation of Perquisites and Allowances	$—	N/A	$—
• Accelerated Retirement Benefits Vesting	$—	N/A	$—
• Deferred Compensation (3)	$—	—	$361,271
• Continuation of Health & Welfare Benefits (4)	$18,115	N/A	$18,115
• Outplacement Services (5)	$50,000	N/A	$50,000
• Tax Gross-Up	N/A	N/A	N/A

Totals	$2,107,169	$—	$16,781,999

Martin T. Thall
Benefit:
• Severance Payments	$1,606,500	N/A	$2,142,000
• Accelerated Bonus	$—	$—	$—
• Accelerated Performance Cash (6)	$—	$—	$4,982,296
• Accelerated Stock Option Vesting (1)	$—	$—	$—
• Accelerated Stock/Unit Awards Vesting (2)	$64,971	$—	$1,139,876
• Continuation of Perquisites and Allowances	$—	N/A	$—
• Accelerated Retirement Benefits Vesting	$—	N/A	$—
• Deferred Compensation (3)	$—	—	$95,874
• Continuation of Health & Welfare Benefits (4)	$10,748	N/A	$10,748
• Outplacement Services (5)	$50,000	N/A	$50,000
• Tax Gross-Up	N/A	N/A	N/A

Totals	$1,732,219	$—	$8,420,794

Named Executive Officer	Involuntary Termination (w/o cause or for Good Reason)	Change in Control	Qualifying Termination after Change in Control
Peter M. Ziparo
Benefit:
• Severance Payments	$525,000	N/A	$787,500
• Accelerated Bonus	$—	$—	$—
• Accelerated Stock Option Vesting (1)	$—	$107,328	$107,328
• Accelerated Stock/Unit Awards Vesting (2)	$8,656	$—	$1,305,295
• Continuation of Perquisites and Allowances	$—	N/A	$—
• Accelerated Retirement Benefits Vesting	$—	N/A	$—
• Deferred Compensation (3)	$—	—	$—
• Continuation of Health & Welfare Benefits (4)	$25,337	N/A	$25,337
• Outplacement Services (5)	$50,000	N/A	$50,000
• Tax Gross-Up	N/A	N/A	N/A

Totals	$608,993	$107,328	$2,275,460

Michael J. Widgren
Benefit:
• Severance Payments	$1,013,520	N/A	$1,013,520
• Accelerated Bonus	$—	$—	$—
• Accelerated Stock Option Vesting (1)	$—	$61,657	$61,657
• Accelerated Stock/Unit Awards Vesting (2)	$44,667	$—	$3,911,290
• Continuation of Perquisites and Allowances	$—	N/A	$—
• Accelerated Retirement Benefits Vesting	$—	N/A	$—
• Deferred Compensation (3)	$—	—	$—
• Continuation of Health & Welfare Benefits (4)	$23,022	N/A	$23,022
• Outplacement Services (5)	$50,000	N/A	$50,000
• Tax Gross-Up	N/A	N/A	N/A

Totals	$1,131,209	$61,657	$5,059,488

(1)	All unvested stock options would be accelerated in the event of a change of control.
(2)	Assumes that the 2012 Special LTI RSUs and the 2012 Special LTI PSUs (as defined below) are converted or assumed by an acquirer in the event of a change in control, and, thus, such awards do not accelerate upon a change in control.
(3)	Represents the unvested values payable under each scenario for the participant’s accounts in the DC SERP and Savings Parity Plan, nonqualified deferred compensation plans.
(4)	The estimated cost of continuing health and welfare benefits is based on current insurance premiums.
(5)	The amount of covered or reimbursed services was assumed to be the maximum amount allowable under change in control agreements and the severance plan, as described further below. The amounts to be reimbursed will be only for those expenses actually incurred by the executive, and may be significantly less than the amount presented in the table.
(6)	This amount represents the estimated cash payment in regard to Mr. Thall’s Electronics Special Award discussed below.

Potential Payments Upon Change in Control

The 2010 Incentive Plan provides for accelerated vesting or payout of equity and incentive awards upon a change in control, even if the executive does not terminate employment, unless modified by applicable award agreements or terms and conditions at the time of grant. The benefits are designed to retain and motivate employees during the uncertain process that precedes a change in control transaction, and include:

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

However, certain equity awards made in 2012, 2013 and 2014 are subject to terms and conditions that modify the vesting provisions described above in the event of a change in control, as follows:

•	any outstanding restricted stock units granted as part of the 2012 special, multi-year long-terms incentive program, granted in 2013 to Mr. Thall or granted in 2014 to Mr. Ziparo (the “2012 Special LTI RSUs”) will become fully vested immediately upon a change in control if such units are not assumed, converted or replaced by the acquirer or other continuing entity;

•	upon a change in control, the performance stock units granted as part of the 2012 special, multi-year long-terms incentive program or granted in 2014 to Mr. Ziparo (the “2012 Special LTI PSUs”), (i) if such units are not assumed, converted or replaced by the acquirer or other continuing entity, become immediately vested to the extent that the performance metrics have been achieved as of the date of such change in control (with any remainder being forfeited), or (ii) if the units are assumed, converted or replaced by the acquirer or other continuing entity and the holder’s employment continues beyond the date that is 24 months after such change in control, become time-based units to the extent that the performance metrics have been achieved as of the date of such change in control (with any remainder being forfeited) and vest, if at all, on its scheduled vesting date; and

•	upon the occurrence of a change in control, the holder will be entitled to a prorated portion of their performance stock units granted as part of the 2012 regular long-term incentive program (the “2012 PSUs”) determined by assuming target levels of performance or, if greater, projected performance assuming continuation of the performance levels achieved during the portion of the performance period that has been completed prior to the change in control (provided, however, that to the extent that separate performance goals or other measures have been established with respect to each calendar year within the performance period, (a) the portion of the final award that relates to any completed calendar year shall be determined based upon the actual results for such calendar year, and (b) the portion of the final award that relates to any calendar year that has not been completed as of the date of the change in control will be determined by assuming target levels of performance (or if greater, projected performance assuming continuation of performance achieved during the portion of the calendar year in which the change in control occurs).

In addition, the special performance cash award made to Mr. Thall in 2013 (the “Electronics Special Award”) is subject to terms and conditions that modify the vesting provisions described above in the event of a change in control, as follows:

•	the Electronics Special Award will continue to vest in accordance with the existing schedule if such award is assumed by the acquirer and the participant’s employment continues beyond two years after such change in control or sale of the electronics business unit. A valuation of the electronics business unit will be made as of the date of such change in control or sale of the electronics business unit, and the participant will receive payouts of the Electronics Special Award based on the increase in valuation as of each vesting date using the change of control valuation; and

•	the Electronics Special Award fully vests upon a change in control or sale of the electronics business unit if such award is not assumed by the acquirer (provided that the participant continues his service through the date of consummation of such transaction). A valuation of the electronics business unit will be made as of the date of such change in control or sale of the electronics business unit, and the participant will receive a pro-rated portion of the Electronics Special Award based on the percentage of the award that remains unvested as of such date using the change of control valuation.

Under the 2010 Incentive Plan, a “change in control” will be deemed to have occurred as of the first day any one or more of the following is satisfied, except as modified by applicable award agreements or terms and conditions at the time of grant:

(A) any person is or becomes the beneficial owner, directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such person any securities acquired directly from the Company or its affiliates) representing 40% or more of the combined voting power of the Company’s then outstanding securities;

        (B) within any twelve (12) month period, the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, on the effective date of the 2010 Incentive Plan, constitute the Board of Directors of the Company and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company’s stockholders was approved or recommended by a vote of at least two-thirds (2/3) of the directors then still in office who either were directors on the date hereof or whose appointment, election or nomination for election was previously so approved or recommended (except that for the 2012 Special LTI PSUs, the 2012 Special LTI RSUs and the Electronics Special Award, this paragraph provides: (B) within any twelve month period, the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, at the beginning of the twelve month period, constitute the Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company’s shareholders was approved or recommended by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the twelve month period or whose appointment, election or nomination for election was previously so approved or recommended (for these purposes, (x) a threatened election contest will be deemed to have occurred only if any person or entity publicly announces a bona fide intention to engage in an election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company, and (y) a withhold vote campaign with respect to any director will not by itself constitute an actual or threatened election contest));

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

Change in Control followed by Qualifying Termination

The Company has entered into change in control agreements with all of its executives, including the Named Executive Officers. These agreements provide for certain benefits if a qualifying termination occurs following a change in control of the Company. For the Named Executive Officers, a qualifying termination includes a termination of the executive’s employment without cause or a resignation for good reason, in each case, within two years after the change in control.

In addition to the benefits described above under “Change in Control,” the Named Executive Officers are entitled to the following benefits pursuant to the change in control agreements so long as the executive signs an acceptable release of claims:

•	the payment of any unpaid salary or incentive compensation, together with all other compensation and benefits payable to the executive under the terms of the Company’s compensation and benefits plans, earned through the date of termination;

•	a severance payment in the amount of one and a half times (other than Mr. Leuliette, which is two and a half times, and Messrs. Stafeil and Thall, which are two times) base salary plus the executive’s target annual bonus;

•	the continuation for eighteen months following termination of life, accident and health insurance benefits for the executive and his or her dependents;

•	all contingent annual bonus awards under the 2010 Incentive Plan (or other plans) for periods that have not been completed become payable on a pro-rated basis assuming the achievement at target levels of any individual or corporate performance goals;

•	the benefits then accrued by or payable to the executive under the SERP, the Pension Parity Plan and the Savings Parity Plan, or any other nonqualified plan providing supplemental retirement or deferred compensation benefits, become fully vested; and

•	reimbursement for the cost of outplacement services for up to twelve months following termination, not to exceed $50,000;

Change in control payments for the Named Executive Officers are not grossed up for the payment of any section 4999 excise taxes. However, the executive may choose to have his or her total payments under the agreement reduced so that no portion of the total payments will be subject to section 4999 excise taxes.

“Good Reason” under the agreements includes the following:

•	a negative material alteration is made in the executive’s duties and responsibilities;

•	the executive’s annual base salary is decreased (except for certain across-the-board reductions);

•	the executive is required to relocate his or her residence or principal office location by more than 50 miles;

•	the executive’s incentive compensation or other benefits are decreased by ten percent or more (except for certain across-the-board reductions); or

•	the executive is not paid any portion of his or her then current compensation or an installment under any deferred compensation program.

Each executive agrees to comply with confidentiality, non-disparagement and non-competition covenants during the term of the agreement and for a period thereafter. In addition, in the event of a potential change of control, as defined therein, each executive agrees not to voluntarily terminate his or her employment, except for retirement or good reason, until the earlier of six months after such potential change of control or the occurrence of a change in control.

A “change in control” will be deemed to have occurred under the change in control agreements as of the first day any one or more of the following is satisfied:

(A) any person is or becomes the beneficial owner, directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such person any securities acquired directly from the Company or its affiliates) representing 40% or more of the combined voting power of the Company’s then outstanding securities;

(B) within any twelve month period, the following individuals cease for any reason to constitute a majority of the number of directors then serving: individuals who, at the beginning of the twelve month period, constitute the Board and any new director (other than a director whose initial assumption of office is in connection with an actual or threatened election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company) whose appointment or election by the Board or nomination for election by the Company’s shareholders was approved or recommended by a vote of at least two-thirds of the directors then still in office who either were directors at the beginning of the twelve month period or whose appointment, election or nomination for election was previously so approved or recommended (for these purposes, (x) a threatened election contest will be deemed to have occurred only if any person or entity publicly announces a bona fide intention to engage in an election contest, including but not limited to a consent solicitation, relating to the election of directors of the Company, and (y) a withhold vote campaign with respect to any director will not by itself constitute an actual or threatened election contest);

(C) there is consummated a merger or consolidation of the Company or any direct or indirect subsidiary of the Company with any other corporation, other than (a) a merger or consolidation which results in the directors of the Company immediately prior to such merger or consolidation continuing to constitute at least a majority of the board of directors of the Company, the surviving entity or any parent thereof or (b) a merger or consolidation effected to implement a recapitalization of the Company (or similar transaction) in which no Person is or becomes the Beneficial Owner, directly or indirectly, of securities of the Company (not including in the securities beneficially owned by such person any securities acquired directly from the Company or its affiliates) representing 40% or more of the combined voting power of the Company’s then outstanding securities; or

(D) the shareholders of the Company approve a plan of complete liquidation or dissolution of the Company or there is consummated an agreement for the sale or disposition by the Company of more than 50% of the Company’s assets, other than a sale or disposition by the Company of more than 50% of the Company’s assets to an entity, at least 50% of the combined voting power of the voting securities of which are owned by shareholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale. However, a “change in control” shall not be deemed to have occurred by virtue of the consummation of any transaction or series of integrated transactions immediately following which the record holders of the common stock of the Company immediately prior to such transaction or series of transactions continue to have substantially the same proportionate ownership in an entity which owns all or substantially all of the assets of the Company immediately following such transaction or series of transactions.

In addition, the terms and conditions applicable to the 2012 Special LTI RSUs, the 2012 Special LTI PSUs and the Electronics Special Award provide as follows:

•	any outstanding 2012 Special LTI RSUs will become immediately (i) fully vested if the holder’s employment is terminated without cause or for good reason (each as defined in the applicable change in control agreements) within 24 months following a change in control if such units are assumed, converted or replaced by the acquirer or other continuing entity, or (ii) vested on a pro rata basis if the holder’s employment is terminated without cause or for good reason and either a change in control has occurred before the termination of employment or the holder had remained in the employ of the Company for at least 180 days following the grant date (to the extent not accelerated pursuant to (i));

•	upon a change in control in which the acquirer or other continuing entity assumes, converts or replaces such units, the 2012 Special LTI PSUs will become immediately vested to the extent that the performance metrics have been achieved as of the date of such change in control (with any remainder being forfeited) if the holder’s employment is terminated without cause or for good reason (each as defined in the applicable change in control agreements) within 24 months following the change in control; and

•	the Electronics Special Award fully vests upon a change in control or sale of the electronics business unit if such award is assumed by the acquirer but the participant’s employment is terminated without cause within two years after such change in control or sale of the electronics business unit. A valuation of the electronics business unit will be made as of the date of such change in control or sale of the electronics business unit, and the participant will receive a pro-rated portion of the Electronics Special Award based on the percentage of the award that remains unvested as of such date using the change of control valuation.

Voluntary Termination (Without “Good Reason” or for “Cause”)

An executive who voluntarily resigns without good reason or whose employment is terminated by the Company for cause (each as defined in the Change in Control Agreements, Terms and Conditions of Initial Stock Grants and the individual employment agreement applicable to Mr. Leuliette) will be entitled to receive unpaid salary and benefits, if any, he has accrued through the effective date of his termination, and the executive will forfeit any outstanding, unvested equity-based awards.

Involuntary Termination (Without “Cause” or for “Good Reason”)

Upon the involuntary termination of employment by the Company (other than for specified reasons, including disability, availability of other severance benefits, and inappropriate conduct), all officers elected by the Board of Directors are entitled to severance benefits under the 2010 Visteon Executive Severance Plan. For the NEO’s, these severance benefits include a cash payment equal to 150% (for Messrs. Leuliette, Stafeil, Thall and Widgren) or 100% (for Mr. Ziparo) of one year of base salary and their target annual incentive opportunity, a pro-rated annual incentive bonus for the fiscal year during which the termination occurs (based on actual Company performance during the period), the reimbursement of medical coverage premiums under COBRA for eighteen months following termination, and the provision of outplacement services for up to twelve months (not to exceed $50,000). However, if the eligible executive does not execute an acceptable release and waiver of claims, such executive will only be entitled to a cash payment equal to four weeks of base salary. The severance plan permits executives to receive both the severance benefits under the plan and, if eligible, the retirement benefits described above. Mr. Leuliette may elect to receive similar benefits under his employment agreement in lieu of benefits under the Company’s severance plan.

The 2010 Incentive Plan does not accelerate any of the outstanding awards held by executives who are involuntarily terminated. However, the terms and conditions applicable to certain equity awards provide as follows:

•	the 2012 PSUs will vest on a pro rata basis if the holder’s employment is involuntary terminated without cause (each as defined in the applicable terms and conditions), provided that the holder had remained in the employ of the Company for at least 180 days following the grant date;

•	the 2012 Special LTI RSUs will vest on a pro rata basis if the holder’s employment is involuntary terminated without cause or for good reason (each as defined in the applicable terms and conditions), provided that the holder had remained in the employ of the Company for at least 180 days following the grant date;

•	the 2012 Special LTI Performance Stock Units will not be forfeited and will vest on the scheduled vesting date on a pro rata basis if the holder’s employment is involuntary terminated without cause or for good reason (each as defined in the applicable terms and conditions), provided that the holder had remained in the employ of the Company for at least 180 days following the grant date (and the termination is either before any change in control or more than 24 months after any change in control); and

•	the remaining unvested and unpaid portion of the Electronics Special Award will become vested on a pro rata basis but remain outstanding until completion of the valuation for the annual period ending December 31, 2018 if the participant’s employment is terminated without cause on or after the second anniversary of the date of the participant’s commencement of employment with the Company.

Termination Upon Retirement, Death or Disability

Following termination of executive’s employment for disability, the executive will receive all compensation payable under the Company’s disability and medical plans and insurance policies, which are available generally to the Company’s salaried employees.

Upon retirement, the outstanding 2012 Special LTI RSUs and 2012 Special LTI PSUs for each Named Executive Officer other than Mr. Ziparo will be forfeited. A termination upon the death or disability of a Named Executive Officer is generally treated the same as an involuntary termination with respect to the 2012 Special LTI RSUs and 2012 Special LTI PSUs. A retirement is generally treated the same as an involuntary termination with respect to Mr. Ziparo’s 2012 Special LTI RSUs and 2012 Special LTI PSUs.

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

Compensation Committee Report

The Organization and Compensation Committee of the Board of Directors (hereafter referred to as the “Committee”) oversees the Company’s programs for compensating executive officers and other key management employees, including the administration of the Company’s equity-based compensation plans, and approves the salaries, bonuses and other awards to executive officers. The Committee has reviewed and discussed the Compensation Discussion and Analysis above with management of the Company, and, based on such review and discussion, the Committee has recommended to the Board of Directors that the compensation discussion and analysis so stated be included in this Annual Report on Form 10-K.

Organization and Compensation Committee

David L. Treadwell (Chairman) Duncan H. Cocroft Jeffrey D. Jones Harry J. Wilson

Director Compensation

The table below summarizes the compensation paid by the Company to non-employee directors for the fiscal year ended December 31, 2014. Directors who are employees of the Company receive no additional compensation for serving on the board.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Duncan H. Cocroft	120,000	105,000	—	225,000
Jeffrey D. Jones	95,000	105,000	—	200,000
Joanne M. Maguire (1)	—	—	—	—
Robert J. Manzo	115,000	105,000	—	220,000
Francis M. Scricco	95,000	255,000	1,298	351,298
David L. Treadwell	115,000	105,000	—	220,000
Harry J. Wilson	105,000	105,000	—	210,000
Rouzbeh Yassini-Fard (1)	—	—	—	—
Kam Ho George Yuen	95,000	105,000	10,300	210,300

(1)	Ms. Maguire and Dr. Yassini-Fard were appointed to the Visteon Board of Directors on January 5, 2015, and received no compensation from the Company during 2014.
(2)	As of December 31, 2014, and pursuant to the Visteon Corporation Non-Employee Director Stock Unit Plan (described further below), Messrs. Cocroft and Jones each owned 7,868 stock units, Mr. Manzo owned 5,189 stock units, Messrs. Scricco and Treadwell each owned 4,840 stock units, Mr. Wilson owned 6,465 stock units, and Mr. Yuen owned 2,753 stock units. Mr. Scricco also owned 7,264 stock units granted pursuant to the 2010 Incentive Plan.
(3)	The “All Other Compensation” column includes the amount of various reportable perquisites and other personal benefits, including imputed income for commercial flights by spouses to attend board functions that included spouse participation. This column also includes tax gross-ups made by the Company in 2014 on behalf of Mr. Scricco ($612) and Mr. Yuen ($2,575) related to perquisites and other benefits.

All non-employee directors currently receive an annual cash retainer of $95,000. Committee chairs, except for the Chair of the Audit Committee, and Audit Committee members receive an additional annual committee retainer of $10,000. The Chair of the Audit Committee and the Lead Independent Director, if any, received an additional annual retainer of $15,000. All retainers are paid in quarterly installments. In addition, the Company reimburses its directors for expenses, including travel and entertainment, they incur in connection with attending board and committee meetings.

The Company’s Non-Employee Director Stock Unit Plan provides for an annual grant to each non-employee director of stock units valued at $105,000 on the day following the Company’s annual meeting. Amounts are allocated to the unit accounts based on the average of the high and low price of the Company’s common stock on the date of award, and the value of this account is directly related to the performance of the Company’s common stock. Amounts attributed to a director’s unit account under the Non-Employee Director Stock Unit Plan will not be distributed until after termination of his or her board service, either in a lump sum or in ten annual installments on the later of January 15th of the year following or six months after the date of termination of service or upon a change in control. In 2014, the non-Executive Chairman of the Board received a restricted stock until award valued at $150,000 under the 2010 Incentive Plan with terms similar to awards under the Non-Employee Director Stock Unit Plan.

Non-employee directors may elect to defer up to 100% of their total retainer and any cash payments under the Deferred Compensation Plan for Non-Employee Directors, a nonqualified benefit plan, into a unit account. The amounts deferred into the unit account are allocated based on the average of the high and low price of the Company’s common stock on the date of the deferral, and the value of this account is directly related to the performance of the Company’s common stock. Amounts deferred on or prior to September 30, 2010, but after June 1, 2009 were credited to an interest bearing account. All amounts deferred are distributed following termination of board service in a lump sum or in ten annual installments on the later of January 15th of the year following or six months after the date of termination of service or upon a change in control. As noted above, stock units held under the Non-Employee Director Stock Unit Plan and the Deferred Compensation Plan for Non-Employee Directors cannot be sold or transferred during a director’s service on the Company’s board. The Company believes that this restriction best links director and stockholder interests. The Company’s current stock ownership guideline also requires non-employee directors to hold all their equity-based awards from the Company until termination of board service.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Stock Ownership

The following contains information regarding the stock ownership of the Company’s directors and executive officers and the beneficial owners of more than five percent of the Company’s voting securities.

Ownership of the Company’s common stock is shown in terms of “beneficial ownership.” A person generally “beneficially owns” shares if he or she has either the right to vote those shares or dispose of them, and more than one person may be considered to beneficially own the same shares.

Unless otherwise noted, a person has sole voting and dispositive power for those shares shown as beneficially owned by him or her. The percentages shown herein compare the person’s beneficially owned shares with the total number of shares of the Company’s common stock outstanding on April 15, 2015 (44,575,398 shares).

Directors and Executive Officers

The following table contains stockholding information for the Company’s directors and executive officers, as well as stock units credited to their accounts under various compensation and benefit plans as of April 15, 2015. No shares have been pledged as collateral for loans or other obligations by any director or executive officer listed below.

	Common Stock Beneficially Owned		Stock Units(2)(3)
Name	Number(1)	Percent of Outstanding
Timothy D. Leuliette	16,256	*	33,534
Duncan H. Cocroft	1,000	*	7,868
Jeffery D. Jones	—	*	7,868
Joanne M. Maguire	—	*	435
Robert J. Manzo	2,000	*	8,142
Francis M. Scricco	7,150	*	12,104
David L. Treadwell	2,000	*	4,840
Harry J. Wilson	2,500	*	6,465
Rouzbeh Yassini-Fard	—	*	435
Kam Ho George Yuen	—	*	2,753
Jeffrey M. Stafeil	—	*	9,691
Martin T. Thall	5,333	*	10,667
Michael J. Widgren	26,179	*	2,423
Peter M. Ziparo	3,463	*	2,111
All executive officers and directors as a group (15 persons)	70,097	*	112,244

*	Less than 1%.
(1)	Includes shares of common stock which the following executive officers had a right to acquire ownership of pursuant to stock options or stock appreciation rights granted by the Company and exercisable on or within 60 days after April 15, 2015: Mr. Widgren (12,949 shares) and Mr. Ziparo (1,763 shares).
(2)	For non-employee directors, the amounts shown include stock units credited under the Deferred Compensation Plan for Non-Employee Directors, the Non-Employee Director Stock Unit Plan and the Visteon Corporation 2010 Incentive Plan, and are payable following termination of Board service in cash or shares of common stock at the election of the Company, or in cash upon a change in control.
(3)	Includes restricted stock units granted to executive officers under the Visteon Corporation 2010 Incentive Plan, which are payable upon vesting in cash or shares of common stock at the election of the Company.

Other Beneficial Owners

The Company believes that the following table is an accurate representation of beneficial owners of more than 5% of any class of the Company’s voting securities as of April 15, 2015. The table is based upon reports on Schedules 13G and 13D and Forms 4 filed with the SEC or other information believed to be reliable.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Ownership	Percent of Class
Common Stock	Standard Life Investments Ltd. One George Street Edinburgh EH2 2LL, United Kingdom	3,678,438 shares held with sole dispositive and voting power	8.3%

Common Stock	The Vanguard Group. 100 Vanguard Boulevard Malvern, Pennsylvania 19355	29,749 shares held with sole voting power, 2,878,796 shares held with sole dispositive power, and 25,749 shares held with shared dispositive power	6.55%

Common Stock	Steven A. Cohen 72 Cummings Point Road Stamford, CT 06902	2,253,689 shares held with shared dispositive and voting power	5.1%

The following table summarizes information as of December 31, 2014 relating to its equity compensation plans pursuant to which grants of stock options, stock appreciation rights, stock rights, restricted stock, restricted stock units and other rights to acquire shares of its common stock may be made from time to time.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column(a))(c)(3)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders (4)	1,212,564	$70.93	2,704,747

Total	1,212,564	$70.93	2,704,747

(1)	Comprised of stock options, stock appreciation rights, which may be settled in stock or cash at the election of the Company, and outstanding restricted stock and performance stock units, which may be settled in stock or cash at the election of the Company without further payment by the holder, granted pursuant to the Visteon Corporation 2010 Incentive Plan. Excludes 8,833 unvested shares of restricted common stock issued pursuant to the Visteon Corporation 2010 Incentive Plan. The number of full value awards and appreciation awards outstanding are 1,092,853 and 119,711, respectively.
(2)	The weighted-average exercise price of outstanding options, warrants and rights does not take into account restricted stock or performance stock units that will be settled without any further payment by the holder. Additionally, the weighted-average remaining term for outstanding appreciation awards is 6.5 years.
(3)	Excludes an indefinite number of stock units that may be awarded under the Visteon Corporation Non-Employee Director Stock Unit Plan, which units may be settled in cash or shares of the Company’s common stock. Such plan provides for an annual, automatic grant of stock units worth $95,000 to each non-employee director of the Company. There is no maximum number of securities that may be issued under this Plan; however, the Plan will terminate on December 15, 2020 unless earlier terminated by the Board of Directors.
(4)	The Visteon Corporation 2010 Incentive Plan was approved as part the Company’s plan of reorganization, which is deemed to be approved by security holders for all other purposes.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Transactions with Related Persons

Our Ethics and Integrity Policy instructs all its employees, including the Named Executive Officers, to avoid conflicts between personal interests and the interests of Visteon, as well as any action that has the potential for impacting the Company adversely or interfering with the employee’s objectivity. The policy also requires any employee having a financial interest in, or a consulting, managerial or employment relationship with, a competitor, customer, supplier or other entity doing business with Visteon to disclose the situation to their manager or to the legal or human resources departments of the Company. The Company’s compliance group implements the Ethics and Integrity Policy and related policies and annually requires all management employees, including the Named Executive Officers, to complete a questionnaire disclosing potential conflicts of interest transactions. In addition, the Audit Committee is responsible for overseeing our ethics and compliance program, including compliance with the Ethics and Integrity Policy, and all members of the Board are responsible for complying with such policy. The Corporate Governance and Nominating Committee reviews the professional occupations and associations of board nominees, and annually reviews transactions between Visteon and other companies with which our Board members and executive officers are affiliated to the extent reported in response to our directors and officers questionnaire. The Ethics and Integrity Policy is in writing.

Director Independence

The Corporate Governance Guidelines adopted by the Board of Directors provide that a majority of the members of the Board, and each member of the Audit, Organization and Compensation, Corporate Governance and Nominating, and Finance and Corporate Strategy Committees, must meet the independence criteria of applicable law and stock exchange listing standards. For a director to be considered independent, the Board must determine that the director does not have any direct or indirect material relationship with the Company. To assist it in determining director independence, the Board of Directors has adopted the Visteon Director Independence Guidelines. The Visteon Director Independence Guidelines contain categorical standards of independence which conform to, or are more exacting than applicable law and stock exchange listing standards. In addition to applying its guidelines, the Board will consider all relevant facts and circumstances that it is aware of in making an independence determination.

The Board undertook its annual review of director independence in April 2015, and, based on the listing standards of the New York Stock Exchange and the Visteon Director Independence Guidelines, the Board has affirmatively determined that all of the non-employee directors, namely Ms. Maguire and Messrs. Cocroft, Jones, Manzo, Scricco, Treadwell, Wilson, Yassini-Fard and Yuen, are independent. None of these non-employee directors currently has any relationship with the Company (other than as a director or stockholder). Mr. Leuliette is not independent due to his employment as a senior executive of the Company.

Item 14.	Principal Accountant Fees and Services

Audit Fees

The Audit Committee selects, subject to stockholder ratification, our independent registered public accounting firm for each fiscal year. During the years ended December 31, 2014 and December 31, 2013, Ernst & Young LLP was employed principally to perform the annual audit of the company’s consolidated financial statements and internal control over financial reporting and to provide other services. Fees paid to Ernst & Young LLP for 2014 and 2013 are listed in the following table:

Year Ended December 31	Audit Services Fees	Audit Related Fees	Tax Fees	All Other Fees
2014	$6,536,000	$352,000	$3,901,000	$581,000
2013	$6,928,000	$522,000	$3,363,000	$—

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

Tax fees primarily represent fees for tax planning services and tax-related compliance, and all other fees relate to acquisition advisory services.

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

The following financial statements of the Company and its consolidated subsidiaries, and related notes and reports, were filed as part of the Annual Report on Form 10-K filed with the SEC on February 26, 2015:

Management’s Report on Internal Control Over Financial Reporting;

Reports of Independent Registered Public Accounting Firm;

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012;

Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, 2013 and 2012;

Consolidated Balance Sheets as of December 31, 2014 and 2013;

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012;

Consolidated Statements of Changes in Equity for the years ended December 31, 2014, 2013 and 2012; and,

Notes to Consolidated Financial Statements.

2.	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts of the Company and its consolidated subsidiaries was filed as part of the Annual Report on Form 10-K filed with the SEC on February 26, 2015.

All other financial statement schedules are omitted because they are not required or applicable under instructions contained in Regulation S-X or because the information called for is shown in the financial statements and notes thereto.

3.	Exhibits

The exhibits listed on the “Exhibit Index” attached to this report are filed with this Amendment No. 1 on Form 10-K/A or incorporated by reference as forth therein.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Visteon Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ Michael J. Widgren
Michael J. Widgren
Senior Vice President, Corporate Controller and Chief Accounting Officer

Date: April 30, 2015

Exhibit Index

Exhibit No.	Description

2.1	Fifth Amended Joint Plan of Reorganization, filed August 31, 2010 (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Visteon Corporation filed on September 7, 2010 (File No. 001-15827)).

2.2	Fourth Amended Disclosure Statement, filed June 30, 2010 (incorporated by reference to Exhibit 2.2 to the Current Report on Form 8-K of Visteon Corporation filed on September 7, 2010 (File No. 001-15827)).

2.3	Master Purchase Agreement, dated as of May 1, 2014, by and among Visteon Corporation, VIHI, LLC and Promontoria Holding 103 B.V. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Visteon Corporation filed on May 7, 2014). ***

2.4	Share Purchase Agreement, dated as of December 17, 2014, by and among Visteon Corporation, VIHI, LLC, Hahn & Co. Auto Holdings Co., Ltd and Hankook Tire Co., Ltd. (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Visteon Corporation filed on December 22, 2014).***

3.1	Second Amended and Restated Certificate of Incorporation of Visteon Corporation (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 8-A of Visteon Corporation filed on September 30, 2010 (File No. 000-54138)).

3.2	Third Amended and Restated Bylaws of Visteon Corporation, as amended through February 28, 2012 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K of Visteon Corporation filed on March 1, 2012).

4.1	Warrant Agreement, dated as of October 1, 2010, by and between Visteon Corporation and Mellon Investor Services LLC (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form 8-A of Visteon Corporation filed on September 30, 2010 (File No. 000-54138)).

4.2	Warrant Agreement, dated as of October 1, 2010, by and between Visteon Corporation and Mellon Investor Services LLC (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form 8-A of Visteon Corporation filed on September 30, 2010 (File No. 000-54138)).

4.3	Form of Common Stock Certificate of Visteon Corporation (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Visteon Corporation filed on October 1, 2010 (File No. 001-15827)).

4.4	Indenture, dated as of April 6, 2011, among Visteon Corporation, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee, including the Form of 6.75% Senior Note due 2019 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Visteon Corporation filed on April 7, 2011 (File No. 001-15827)).

4.5	Indenture, dated as of December 20, 2011, by and between Visteon Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Exhibit 4.4 to the Registration Statement on Form S-3 of Visteon Corporation filed on December 20, 2011 (File No. 333-178639)).

10.1	Registration Rights Agreement, dated as of October 1, 2010, by and among Visteon Corporation and certain investors listed therein (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Visteon Corporation filed on October 1, 2010 (File No. 001-15827)).

10.2	Global Settlement and Release Agreement, dated September 29, 2010, by and among Visteon Corporation, Ford Motor Company and Automotive Components Holdings, LLC (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon Corporation filed on October 1, 2010 (File No. 001-15827)).

10.3	Credit Agreement, dated as of April 9, 2014, among Visteon Corporation, each lender from time to time party thereto, each L/C Issuer from time to time party thereto and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on April 14, 2014).

10.4	Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Visteon Corporation filed on September 30, 2010 (File No. 333-169695)).*

10.4.1	Form of Terms and Conditions of Initial Restricted Stock Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of Visteon Corporation filed on September 30, 2010 (File No. 333-169695)).*

10.4.2	Form of Terms and Conditions of Initial Restricted Stock Unit Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Registration Statement on Form S-8 of Visteon Corporation filed on September 30, 2010 (File No. 333-169695)).*

Exhibit No.	Description

10.4.3	Form of Terms and Conditions of Nonqualified Stock Options under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.10.3 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2010).*

10.4.4	Form of Terms and Conditions of Stock Appreciation Rights under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.10.4 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2010).*

10.4.5	Form of Terms and Conditions of Restricted Stock Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.10.5 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2010).*

10.4.6	Form of Terms and Conditions of Restricted Stock Unit Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.10.6 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2010).*

10.4.7	Form of Terms and Conditions of Performance Unit Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.10.7 to the Annual Report on Form 10-K of Visteon for the period ended December 31, 2010).*

10.4.8	Form of Terms and Conditions of Performance Unit Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on March 5, 2012).*

10.4.9	Restricted Stock Unit Grant Agreement for Timothy D. Leuliette under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon Corporation filed on October 2, 2012).*

10.4.10	Performance Stock Unit Grant Agreement for Timothy D. Leuliette under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon Corporation filed on October 2, 2012).*

10.4.11	Amendment, dated as of September 13, 2012, to the Terms and Conditions of Restricted Stock Grants under the Visteon Corporation 2010 Incentive Plan and the Terms and Conditions of Restricted Stock Unit Grants under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon Corporation filed on September 18, 2012).*

10.4.12	Form of executive Performance Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*

10.4.13	Form of executive Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*

10.4.14	Restricted Stock Unit Grant Agreement, dated October 18, 2012, between Visteon Corporation and Francis M. Scricco, Chairman (incorporated by reference to Exhibit 10.18 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on November 1, 2012).*

10.5	Visteon Corporation Amended and Restated Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of Visteon Corporation filed on October 22, 2010 (File No. 333-107104)).*

10.6	Visteon Corporation 2010 Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on November 3, 2011 (File No. 001-15827)).*

10.6.1	Amendment, dated as of September 13, 2012, to the Visteon Corporation 2010 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on September 18, 2012).*

10.7	Visteon Corporation 2011 Savings Parity Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on November 3, 2011 (File No. 001-15827)).*

10.7.1	Amendment, dated as of September 13, 2012, to the Visteon Corporation 2011 Savings Parity Plan, as amended through September 13, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on September 18, 2012).*

10.8	2010 Visteon Executive Severance Plan, as amended and restated as of October 18, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*

10.9	Visteon Corporation Non-Employee Director Stock Unit Plan (incorporated by reference to Exhibit 10.15 to Amendment No. 2 to the Registration Statement on Form S-1 of Visteon Corporation filed on December 22, 2010 (File No. 333-170104)).*

Exhibit No.	Description

10.1	Employment Agreement by and between Timothy D. Leuliette and Visteon Corporation, dated as of September 30, 2012 (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on October 2, 2012).*

10.10.1	Amendment to Employment Agreement, dated June 12, 2014, between Visteon Corporation and Timothy D. Leuliette (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on June 16, 2014).*

10.11	Change in Control Agreement by and between Timothy D. Leuliette and Visteon Corporation, dated as of September 30, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on October 2, 2012).*

10.12	Form of Change in Control Agreement between Visteon Corporation and executive officers of Visteon Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*

10.12.1	Schedule identifying substantially identical agreements to Officer Change in Control Agreement constituting Exhibit 10.12 hereto entered into by Visteon Corporation with Messrs. Stafeil, Thall, Widgren and Ziparo.##*

10.13	Purchase Agreement, dated as of January 12, 2014, by and between Johnson Controls, Inc. and Visteon Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on January 15, 2014).

12.1	Statement re: Computation of Ratios.##

14.1	Visteon Corporation - Ethics and Integrity Policy (code of business conduct and ethics) (incorporated by reference to Exhibit 14.1 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2008).

21.1	Subsidiaries of Visteon Corporation.##

23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.##

24.1	Powers of Attorney relating to execution of this Annual Report on Form 10-K.##

31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated April 30, 2015.#

31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated April 30, 2015.#

32.1	Section 1350 Certification of Chief Executive Officer dated April 30, 2015.#

32.2	Section 1350 Certification of Chief Financial Officer dated April 30, 2015.#

101.INS	XBRL Instance Document.##**

101.SCH	XBRL Taxonomy Extension Schema Document.##**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.##**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document.##**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.##**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.##**

#	Indicates that exhibit is filed herewith.
##	Indicates that exhibit previously filed or furnished with Visteon’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014.
*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files as Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.
***	Schedules and exhibits omitted pursuant to Item 601(b)(2) of Regulation S-K. Registrant agrees to furnish supplementally a copy of any such schedules or exhibits to the Securities and Exchange Commission upon request.

In lieu of filing certain instruments with respect to long-term debt of the kind described in Item 601(b)(4) of Regulation S-K, Visteon agrees to furnish a copy of such instruments to the Securities and Exchange Commission upon request.