Form 10-Q
period 2015-03-31
VISTEON CORP
filed 2015-05-07
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015,
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
Large accelerated filer  ✓  Accelerated filer  __   Non-accelerated filer __   Smaller reporting company  __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of April 30, 2015, the registrant had outstanding 44,624,456 shares of common stock.
Exhibit index located on page number 45.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.	Consolidated Financial Statements
VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31
	2015	2014
Sales	$2,029	$1,718
Cost of sales	1,817	1,539
Gross margin	212	179
Selling, general and administrative expenses	96	81
Transformation and integration costs	14	6
Interest expense	8	10
Restructuring expense	4	1
Interest income	2	2
Equity in net income of non-consolidated affiliates	2	2
Income before income taxes	94	85
Provision for income taxes	1	31
Net income from continuing operations	93	54
Loss from discontinued operations, net of tax	(23)	(6)
Net income	70	48
Net income attributable to non-controlling interests	20	29
Net income attributable to Visteon Corporation	$50	$19

Basic earnings (loss) per share:
Continuing operations	$1.64	$0.53
Discontinued operations	(0.51)	(0.14)
Basic earnings per share attributable to Visteon Corporation	$1.13	$0.39

Diluted earnings (loss) per share:
Continuing operations	$1.60	$0.52
Discontinued operations	(0.50)	(0.14)
Diluted earnings per share attributable to Visteon Corporation	$1.10	$0.38

Comprehensive income:
Comprehensive income	$20	$27
Comprehensive income attributable to Visteon Corporation	$8	$7

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	March 31	December 31
	2015	2014
ASSETS
Cash and equivalents	$907	$822
Restricted cash	9	9
Accounts receivable, net	1,367	1,351
Inventories, net	541	537
Other current assets	428	415
Total current assets	3,252	3,134

Property and equipment, net	1,365	1,440
Intangible assets, net	393	407
Investments in non-consolidated affiliates	166	165
Other non-current assets	163	177
Total assets	$5,339	$5,323

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$124	$142
Accounts payable	1,257	1,186
Accrued employee liabilities	152	174
Other current liabilities	396	330
Total current liabilities	1,929	1,832

Long-term debt	833	839
Employee benefits	528	566
Deferred tax liabilities	121	120
Other non-current liabilities	105	145

Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding at March 31, 2015 and December 31, 2014)	—	—
Common stock (par value $0.01, 250 million shares authorized, 54 million shares issued, and 44 million shares outstanding at March 31, 2015 and December 31, 2014)	1	1
Stock warrants	2	3
Additional paid-in capital	1,254	1,246
Retained earnings	711	661
Accumulated other comprehensive loss	(341)	(299)
Treasury stock	(744)	(747)
Total Visteon Corporation stockholders’ equity	883	865
Non-controlling interests	940	956
Total equity	1,823	1,821
Total liabilities and equity	$5,339	$5,323

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS1
(Dollars in Millions)
(Unaudited)

	Three Months Ended March 31
	2015	2014
Operating Activities
Net income	$70	$48
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	68	66
Asset impairments and losses on divestitures	14	—
Equity in net income of non-consolidated affiliates, net of dividends remitted	(2)	(2)
Non-cash stock-based compensation	3	3
Changes in assets and liabilities:
Accounts receivable	(62)	(90)
Inventories	(29)	(18)
Accounts payable	110	131
Other assets and other liabilities	1	(42)
Net cash provided from operating activities	173	96
Investing Activities
Capital expenditures	(55)	(52)
Loan to non-consolidated affiliate	(10)	—
Proceeds from asset sales and business divestitures	3	35
Other	(8)	(3)
Net cash used by investing activities	(70)	(20)
Financing Activities
Short-term debt, net	(10)	(4)
Principal payments on debt	(3)	(1)
Dividends paid to non-controlling interests	(3)	(16)
Stock warrant and option exercises	10	1
Net cash used by financing activities	(6)	(20)
Effect of exchange rate changes on cash and equivalents	(17)	(5)
Net increase in cash and equivalents	80	51
Cash and equivalents at beginning of the period	827	1,677
Cash and equivalents at end of the period	$907	$1,728
1 The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories. As such, cash and equivalents above include $5 million of assets held reflected in Other current assets on the Consolidated Balance Sheet as of December 31, 2014.

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business

Visteon Corporation (the “Company” or “Visteon”) is a global supplier of automotive systems, modules and components to global automotive original equipment manufacturers (“OEMs”). Headquartered in Van Buren Township, Michigan, Visteon has a workforce of approximately 26,000 employees and a network of manufacturing operations, technical centers and joint ventures in every major geographic region of the world. Visteon delivers value for its customers and stockholders through two technology-focused core businesses: vehicle cockpit electronics and thermal energy management. The Company's vehicle cockpit electronics product line includes audio systems, infotainment systems, driver information systems, connectivity and telematics solutions, climate controls, and electronic control modules. The Company's vehicle cockpit electronics business comprises and is reported under the Electronics segment. Visteon’s thermal energy management products include climate air handling modules, powertrain cooling modules, heat exchangers, compressors, fluid transport systems, and engine induction systems. Visteon’s thermal energy management business comprises and is reported under the Climate segment. In September 2012, the Company announced a comprehensive shareholder value creation plan that has transformed and continues to transform the Company's business operations. A summary of transactions impacting the Company's businesses is provided below, as follows.

Climate
On December 17, 2014, Visteon and its wholly owned subsidiary, VIHI, LLC entered into a Share Purchase Agreement with Hahn & Co. Auto Holdings Co., Ltd. and Hankook Tire Co., Ltd. to sell all of its outstanding shares in Halla Visteon Climate Control Corporation ("HVCC") for approximately $3.6 billion or Korean Won ("KRW") 52,000 per share (the “Climate Transaction”). As of March 31, 2015 the Company's net investment in HVCC was approximately $800 million. The consummation of the Climate Transaction remains subject to substantive contingencies including, but not limited to, approval by Visteon's shareholders. The Climate Transaction is anticipated to close by June 30, 2015. As of March 31, 2015, the Company did not meet the specific criteria considered necessary for the HVCC Climate operations to be considered held for sale.

On September 1, 2014, HVCC completed the acquisition of a controlling 51% equity interest in Japan Climate Systems - Nanjing ("JCS-Nanjing") for $7 million. The Company commenced consolidation of JCS-Nanjing from the September 1, 2014 and the associated operating results have been included in the Climate segment from the date of acquisition. This acquisition was accounted for as a business combination, with the purchase price allocated on a preliminary basis as of September 2014.

In August 2014, HVCC acquired the automotive thermal and emissions business of Cooper-Standard Automotive Inc., a subsidiary of Cooper-Standard Holdings Inc. (the "Thermal Acquisition") for cash of $46 million. The operating results for the business acquired have been included in the Climate segment from the date of acquisition. This acquisition was accounted for as a business combination, with the purchase price allocated on a preliminary basis as of August 2014.

Electronics
On July 1, 2014, the Company completed the acquisition of substantially all of the global automotive electronics business of Johnson Controls Inc. (the "Electronics Acquisition") for an aggregate purchase price of $297 million funded with cash on hand, including $31 million of cash and equivalents at the acquired business. The operating results for the business acquired have been included in the Electronics segment from the date of acquisition. The Electronics Acquisition was accounted for as a business combination, with the purchase price allocated on a preliminary basis as of July 2014.

Interiors
In May 2014, pursuant to a Master Purchase Agreement, as subsequently amended (the “Purchase Agreement”), Visteon agreed to divest substantially all of its global Interiors business (the "Interiors Divestiture") in exchange for the assumption of certain liabilities related to the Company's Interiors business and the payment of nominal cash consideration. Effective November 1, 2014, the Company closed on the majority of the Interiors Divestiture (the "Master Closing"). Subsequent to the Master Closing, Visteon completed the sale of Interiors operations in India and Thailand on December 1, 2014 and February 2, 2015, respectively. Remaining operations subject to the Interiors Divestiture are located in Argentina and Brazil and are expected to close during the latter half of 2015. Assets and liabilities associated with the these operations continue to meet the "held for sale" criteria at March 31, 2015 and were classified as "Other current assets" or "Other current liabilities" in the Consolidated Balance Sheets. These remaining transactions are subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions, and may be subject to further cash impacts based on purchase price adjustments at the time of closing. The Company expects to record losses in connection with the Argentina and Brazil portions of the Interiors Divestiture in future periods upon closing, which are estimated to be approximately $20 million.

In preparing the March 31, 2015, financial statements, the Company determined that an indicator of impairment existed in relation to the long-lived assets of the European Interiors operation that is not subject to the Interiors Divestiture. Accordingly, the Company performed a recoverability test utilizing a probability weighted analysis of cash flows associated with continuing the operations and estimated cash flows associated with the potential sale of the operations. As a result of the analysis, the Company concluded that the assets were not recoverable. However, as the fair value of the underlying assets were determined to be in excess of the respective carrying value, no impairment was recorded as of March 31, 2015. To the extent that a sale transaction becomes more likely to occur in future periods an impairment charge may be required and such charge could be material. Additionally, due to certain liabilities and capital requirements of this remaining business, Visteon may be required to contribute cash to such business in connection with any disposition and such amounts could be material. As of March 31, 2015, the Company did not meet the specific criteria considered necessary for the European Interiors operation to be considered held for sale.

NOTE 2. Summary of Significant Accounting Policies

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

Transformation and Integration Costs: Transformation costs are related to financial and advisory services incurred in connection with execution of the Company's comprehensive value creation plan, including professional fees associated with the Electronics Acquisition and the Climate Transaction. Integration costs include costs associated with re-branding, facility modification, information technology readiness and related professional services necessary to integrate businesses associated with the Electronics Acquisition.

	Three Months Ended March 31
	2015	2014
	(Dollars in Millions)
Transformation costs	$10	$4
Integration costs	4	2
	$14	$6

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $7 million related to the Letter of Credit Facility with US Bank National Association, and $2 million related to cash collateral for other corporate purposes at March 31, 2015.

Investments in Affiliates: The Company recorded equity in the net income of affiliates of $2 million for the three-month periods ended March 31, 2015 and 2014. Investments in affiliates were $166 million and $165 million at March 31, 2015 and December 31, 2014, respectively. At March 31, 2015, affiliates accounted for under the equity method totaled $124 million and affiliates accounted for under the cost method totaled $42 million. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and fair value.

Product Warranty and Recall: Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality and legal functions and include due consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The following table provides a reconciliation of changes in the product warranty and recall claims liability, inclusive of amounts of discontinued operations.

	Three Months Ended March 31
	2015	2014
	(Dollars in Millions)
Beginning balance	$46	$49
Accruals for products shipped	5	4
Changes in estimates	—	1
Foreign currency translation	(2)	(1)
Settlements	(5)	(5)
Ending balance	$44	$48

Recently Issued Accounting Pronouncements: In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-8, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". This ASU changes the requirements for reporting discontinued operations to disposals of components of an entity that represent strategic shifts that have a major effect on an entity’s operations and financial results and does not prohibit continuing involvement. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not qualify for discontinued operations reporting. The guidance is effective for interim and annual periods beginning after December 15, 2014, and should be applied prospectively. The Company adopted this new standard prospectively with effect from January 1, 2015.

In May 2014, the FASB issued ASU No. 2014-9, "Revenue from Contracts with Customers", which stipulates that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. This new guidance is effective for annual reporting periods beginning after December 15, 2016, and interim periods within that year. However, in April 2015, the FASB proposed a one year deferral of the effective date with early adoption permitted for annual reporting periods beginning after December 15, 2016, and interim periods within that year. This standard may be applied retrospectively at the entity's election either to each prior reporting period presented or with the cumulative effect of application recognized at the date of initial application. The Company is currently evaluating the impact that the adoption of this ASU will have on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-02, "Consolidation (Topic 810)—Amendments to the Consolidation Analysis", which provides guidance on evaluating whether a reporting entity should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. Further, the amendments eliminate the presumption that a general partner should consolidate a limited partnership, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments using a modified retrospective approach or a full retrospective application. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-3, "Simplifying the Presentation of Debt Issuance Cost". The ASU requires debt issuance costs associated with a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. An entity should apply the new guidance on a retrospective basis. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

NOTE 3. Discontinued Operations

The operations subject to the Interiors Divestiture met conditions required to qualify for discontinued operations reporting. Accordingly, the results of operations for Interiors business subject to the Interiors Divestiture have been reclassified to Loss from discontinued operations, net of tax in the Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and 2014.

Discontinued operations are summarized as follows:

	Three Months Ended March 31
	2015	2014
	(Dollars in Millions)
Sales	$22	$264
Cost of sales	25	248
Gross margin	(3)	16
Selling, general and administrative expenses	2	13
Long-lived asset impairment	1	—
Loss on Interiors Divestiture	13	—
Restructuring expense	—	1
Transformation costs	4	4
Loss from discontinued operations before income taxes	(23)	(2)
Provision for income taxes	—	4
Loss from discontinued operations, net of tax	(23)	(6)
Net income attributable to non-controlling interests	—	1
Net loss from discontinued operations attributable to Visteon	$(23)	$(7)

During the three-month period ended March 31, 2015, the Company recorded additional losses and adjustments of $13 million in connection with the Interiors Divestiture, including $3 million attributable to the sale of operations in Thailand. Consideration associated with the Interiors Divestiture remains subject to further adjustments including working capital adjustments.

Note 4. Restructuring Activities

The Company recorded restructuring expenses of $4 million and $2 million, inclusive of amounts related to discontinued operations, during the three month periods ended March 31, 2015 and 2014, respectively. Given the economically-sensitive and highly competitive nature of the automotive industry, the Company continues to closely monitor current market factors and industry trends taking action as necessary, including but not limited to, additional restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

Electronics

In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve cost savings through transaction synergies. The Company expects to incur approximately $40 million to $60 million of restructuring costs during the program. During the three-months ended March 31, 2015, the Company recorded $2 million of severance and termination benefits under this program associated with approximately 55 employees and $1 million in legal and consulting fees. The Company anticipates recording additional restructuring charges related to this program in future periods as underlying plans are finalized. Approximately $28 million remains accrued at March 31, 2015.

Climate

During the three months ended March 31, 2015 and 2014, the Company recorded $1 million and $2 million, respectively, of severance and termination benefits in connection with the reorganization of the Company's Climate operations in France and the transformation of its corporate and administrative functions.

Restructuring Reserves

Restructuring reserve balances of $36 million and $39 million at March 31, 2015 and December 31, 2014, respectively, are classified as Other current liabilities on the Consolidated Balance Sheets. The Company anticipates that the activities associated with the restructuring reserve balance will be substantially completed by the end of 2015. The Company’s consolidated restructuring reserves and related activity are summarized below including amounts associated with discontinued operations.

	Climate	Electronics	Other	Total
	(Dollars in Millions)
December 31, 2014	$1	$30	$8	$39
Expense	1	3	—	4
Utilization	(1)	(2)	—	(3)
Foreign currency	—	(3)	(1)	(4)
March 31, 2015	$1	$28	$7	$36

Utilization represents payments for severance and other employee termination benefits and special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans.

NOTE 5. Inventories

Inventories consist of the following components:

	March 31	December 31
	2015	2014
	(Dollars in Millions)
Raw materials	$259	$253
Work-in-process	185	184
Finished products	119	122
Valuation reserves	(22)	(22)
	$541	$537

NOTE 6. Other Assets

Other current assets are comprised of the following components:

	March 31	December 31
	2015	2014
	(Dollars in Millions)
Recoverable taxes	$148	$155
Joint venture receivables	61	61
Prepaid assets and deposits	51	46
Non-trade receivables	49	28
Contractually reimbursable engineering costs	43	36
Deferred tax assets	35	41
Assets held for sale	19	37
Other	22	11
	$428	$415
Non-trade receivables represent accounts receivable that the Company is invoicing on behalf of the buyer of the Interiors business. In connection with the Interiors Divestiture, the Company is invoicing on behalf of the buyer until underlying contractual customer agreements are transferred or otherwise modified. As of March 31, 2015 and December 31, 2014, the Company recorded non-trade receivables totaling $49 million and $28 million, respectively.

Other non-current assets are comprised of the following components:

	March 31	December 31
	2015	2014
	(Dollars in Millions)
Recoverable taxes	$55	$63
Deferred tax assets	40	40
Contractually reimbursable engineering costs	16	31
Other	52	43
	$163	$177
Current and non-current contractually reimbursable engineering costs of $43 million and $16 million, respectively, at March 31, 2015 and $36 million and $31 million, respectively, at December 31, 2014, are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of approximately $33 million during the remainder of 2015, $19 million in 2016, $5 million in 2017, $1 million in 2018 and $1 million in 2019.

NOTE 7. Property and Equipment

Property and equipment, net consists of the following:

	March 31	December 31
	2015	2014
	(Dollars in Millions)
Land	$139	$140
Buildings and improvements	299	301
Machinery, equipment and other	1,351	1,378
Construction in progress	138	162
	1,927	1,981
Accumulated depreciation	(633)	(618)
	1,294	1,363
Product tooling, net of amortization	71	77
	$1,365	$1,440

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

	Three Months Ended March 31
	2015	2014
	(Dollars in Millions)
Depreciation	$52	$50
Amortization	3	3
	$55	$53

NOTE 8. Intangible Assets

Intangible assets at March 31, 2015 and December 31, 2014, were as follows:

		March 31, 2015			December 31, 2014
	Estimated Weighted Average Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(Dollars in Millions)
Definite-Lived:
Developed technology	8	$221	$114	$107	$221	$107	$114
Customer related	10	208	70	138	210	65	145
Other	41	30	10	20	30	10	20
Subtotal		459	194	265	461	182	279
Indefinite-Lived:
Goodwill		102	—	102	102	—	102
Trade names		26	—	26	26	—	26
Subtotal		128	—	128	128	—	128
Total		$587	$194	$393	$589	$182	$407
The Company recorded approximately $13 million of amortization expense related to definite-lived intangible assets for the three months ended March 31, 2015 and 2014. The Company currently estimates annual amortization expense to be $51 million for 2015, $51 million for 2016, $49 million for 2017, $45 million for 2018 and $25 million for 2019. Indefinite-lived intangible assets, including goodwill and trade names, are not amortized but are tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired.

A roll-forward of the gross carrying amounts of intangible assets, by product group is presented below:

	Definite-lived intangibles			Indefinite-lived intangibles
	Developed Technology	Customer Related	Other	Trade Names	Goodwill	Total
	(Dollars in Millions)
Climate:
Balance at December 31, 2014	$88	$68	$13	$26	$56	$251
Foreign currency and other	1	(2)	—	—	—	(1)
Amortization	(6)	(3)	—	—	—	(9)
Balance at March 31, 2015	$83	$63	$13	$26	$56	$241
Electronics:
Balance at December 31, 2014	$26	$77	$7	$—	$46	$156
Amortization	(2)	(2)	—	—	—	(4)
Balance at March 31, 2015	$24	$75	$7	$—	$46	$152
Total:
Balance at December 31, 2014	$114	$145	$20	$26	$102	$407
Foreign currency and other	1	(2)	—	—	—	(1)
Amortization	(8)	(5)	—	—	—	(13)
Balance at March 31, 2015	$107	$138	$20	$26	$102	$393

NOTE 9. Other Liabilities

Other current liabilities are summarized as follows:

	March 31	December 31
	2015	2014
	(Dollars in Millions)
Non-income taxes payable	$58	$36
Non-trade payables	42	24
Restructuring reserves	36	39
Income taxes payable	36	19
Dividends payable	28	3
Foreign currency hedges	26	27
Rent and royalties	26	25
Product warranty and recall accruals	25	27
Joint venture payables	20	23
Liabilities held for sale	12	26
Deferred income	12	16
Other	75	65
	$396	$330

Non-trade payables represent accounts payable for purchases the Company has made on behalf of the buyer of the Interiors business. In connection with the Interiors Divestiture, the Company agreed to continue to pay suppliers on behalf of the buyer until underlying contractual supplier agreements are transferred or otherwise modified. As of March 31, 2015 and December 31, 2014 the Company recorded non-trade payables totaling $42 million and $24 million, respectively.

Other non-current liabilities are summarized as follows:

	March 31	December 31
	2015	2014
	(Dollars in Millions)
Income tax reserves	$32	$67
Deferred income	20	21
Product warranty and recall accruals	19	19
Non-income tax reserves	18	20
Other	16	18
	$105	$145

NOTE 10. Debt

The Company’s short and long-term debt consists of the following:

	March 31	December 31
	2015	2014
	(Dollars in Millions)
Short-Term Debt:
Current portion of long-term debt	$9	$10
Short-term borrowings	115	132
	$124	$142
Long-Term Debt:
Term debt facility	$582	$583
HVCC USD term loan due May 30, 2016	100	100
HVCC KRW term loan due May 30, 2016	90	91
Other	61	65
	$833	$839

Short-Term Debt
Short-term borrowings are primarily related to the Company's non-U.S. operations and are payable in various currencies. As of March 31, 2015, the Company had international affiliate short-term borrowings of $115 million, approximately $96 million of which is related to HVCC. As of December 31, 2014, the Company had international affiliate short-term borrowings of $132 million, approximately $111 million of which is related to HVCC. Short-term borrowings decreased in 2015 primarily due to reduced working capital and currency translation impact due to the weakening Euro. Short-term borrowings are payable in both U.S. dollar and non-U.S. currencies including, but not limited to, the Euro, Korean Won, Chinese Renminbi, Turkish Lira, Russian Ruble, and Canadian dollar. Available borrowings on outstanding affiliate credit facilities as of March 31, 2015, is approximately $364 million and certain of these facilities have pledged receivables, inventory or equipment as security.

Long-Term Debt
The April 9, 2014 credit agreement by and among the Company as borrower, each lender from time to time party thereto, each letter of credit issuer from time to time party thereto and Citibank, N.A. as administrative agent (the "Credit Agreement") provides for (i) delayed draw term loans in an aggregate principal of $600 million (the “Term Facility”) and (ii) a $200 million revolving credit facility (the “Revolving Facility”). The Term Facility matures on April 9, 2021 and the Revolving Facility matures on April 9, 2019. The Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, including financial covenants and contains customary events of default. The Company was in compliance with such covenants at March 31, 2015.

On March 25, 2015, the Company entered into an amendment and waiver (the "Amendment") to the Credit Agreement to, among other things, permit the Company's sale of its ownership interest in HVCC and otherwise to update the Credit Agreement to account for HVCC no longer being a subsidiary of the Company following the Climate Transaction. While certain waivers granted under the Amendment became effective on March 25, 2015, the amendments relating to the Climate Transaction will become effective substantially concurrent with the consummation of the Climate Transaction and the Company's repayment of approximately $246 million of term loans under the Credit Agreement to reduce the Term Facility to $350 million.

The HVCC term loans due May 30, 2016 represent unsecured bilateral term loan credit agreements with aggregate available borrowings of approximately $195 million. As of March 31, 2015, and December 31, 2014, the USD equivalent of these agreements were $190 million and $191 million, respectively. Both credit agreements mature in May 2016 and are subject to financial covenants requiring total debt to EBITDA of not greater than 3.2x and a net interest coverage test of more than 3x. The Company was in compliance with such covenants at March 31, 2015.

Other long-term debt includes amounts associated with the Company's non-U.S. operations and are payable in various currencies. As of March 31, 2015 and December 31, 2014, the Company had long-term international affiliate debt outstanding of $61 million and $65 million, respectively, primarily related to HVCC affiliates. Other long-term debt balances are payable in both U.S. and non-U.S. currencies including, but not limited to, the Euro and Canadian dollar.

NOTE 11. Employee Benefit Plans

Defined Benefit Plans

The Company's net periodic benefit costs for the three-month periods ended March 31, 2015 and 2014 were as follows:

	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
	(Dollars in Millions)
Costs Recognized in Income:
Service cost	$—	$—	$7	$6
Interest cost	8	12	6	8
Expected return on plan assets	(11)	(15)	(6)	(6)
Amortization of losses and other	—	—	2	1
Net pension (income) expense	$(3)	$(3)	$9	$9
During the three months ended March 31, 2015, cash contributions to the Company's non-U.S. defined benefit pension plan were $3 million. Additionally, the Company expects to make cash contributions to its U.S. defined benefit pension plans of $1 million in 2015. Contributions to non-U.S. defined benefit pension plans are expected to be $37 million during 2015. The Company’s expected 2015 contributions may be revised.

Defined Contribution Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. For the U.S. defined contribution plan, the Company matches 100% of contributions on the first 6% of pay contributed. The expense related to matching contributions was approximately $5 million and $5 million for the three months ended March 31, 2015 and 2014, respectively.

NOTE 12. Income Taxes

During the three months ended March 31, 2015, the Company recorded a provision for income tax of $1 million, which includes income tax expense in countries where the Company is profitable, withholding taxes, changes in uncertain tax benefits, and the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions due to valuation allowances. The Company recorded a provision for income tax of $31 million during the three months ended March 31, 2014. The decrease in income tax expense reflects a $33 million year-over-year reduction in uncertain tax benefits, including interest and penalties, primarily attributable to favorable audit developments in Asia and the United States leading to changes in judgment during the first quarter of 2015. Pre-tax losses from continuing operations in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $30 million and $35 million, for the three months ended March 31, 2015 and 2014, respectively, resulting in an increase in the Company's effective tax rate in those years.

The Company provides for U.S. and non-U.S. income taxes and non-U.S. withholding taxes on the projected future repatriations of the earnings from its non-U.S. operations that are not considered permanently reinvested at each tier of the legal entity structure. During the three-month periods ended March 31, 2015 and 2014, the Company recognized expense of $3 million and $4 million, respectively, reflecting the Company's forecasts which contemplate numerous financial and operational considerations that impact future repatriations.

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

The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent adjusted historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded.

Unrecognized Tax Benefits
Gross unrecognized tax benefits at March 31, 2015 and December 31, 2014, were $48 million and $60 million, respectively. Of these amounts approximately $27 million and $40 million at March 31, 2015 and December 31, 2014, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at March 31, 2015 and December 31, 2014 were $6 million and $27 million, respectively.

During the first quarter of 2015, the Company received a favorable order from the Joint Commissioner of Income Tax in India related to numerous appeals in connection with assessments initiated over 7 years ago associated with the transfer price used to value certain share transactions. Also during the first quarter of 2015, the IRS completed the audit of the Company's U.S. climate affiliate. These developments contributed towards a $14 million decrease in unrecognized tax benefits that favorably impacted the Company's effective tax rate in the quarter.
With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2012 or state and local, or non-U.S. income tax examinations for years before 2003 although U.S. net operating losses carried forward into open tax years technically remain open to adjustment. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in Europe and Asia (including Korea) could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits including amounts attributable to discontinued operations is as follows:

Three Months Ended March 31, 2015
Beginning balance	$60
Tax positions related to current period:
Additions	2
Tax positions related to prior periods:
Reductions	(14)
Ending balance	$48
During 2012, Korean tax authorities commenced a review of the Company's South Korean affiliates for tax years 2007 through 2012, and issued formal notice of assessments, including penalties, of approximately $25 million for alleged underpayment of withholding tax on dividends paid and other items, including certain management service fees charged by Visteon. The Company's South Korean affiliates paid approximately $25 million to the tax authorities in 2013, as required under South Korean tax regulations, to pursue the appeals process. During the third quarter of 2014, the tax authorities refunded approximately $11 million to the Company's South Korean affiliates comprised of $5 million representing substantially all of the tax associated with the management service fees charged by Visteon and $6 million representing a partial refund related to the withholding tax on dividends paid. The Company continues to evaluate all available settlement opportunities, including litigation related primarily to the outstanding withholding tax item and believes it is more likely than not that it will receive a favorable outcome. During the fourth quarter of 2014, the Company ceased further appeals to the audit resulting in additional income tax expense of approximately $3 million.
During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) of approximately $15 million related to the sale of its chassis business to a third party. During 2013, after attempts to reopen an appeal of the administrative decision failed, Sistemas opened a judicial proceeding against the government to address the notice, which required a deposit in the amount of the assessment to suspend the debt and allow Sistemas to operate regularly before the tax authorities. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level.
Appeal payments in Korea and Brazil, as well as contingent income tax refund claims associated with other jurisdictions, including applicable accrued interest income, total $30 million as of March 31, 2015 and are included in Other non-current assets on the consolidated balance sheets.

NOTE 13. Stockholders’ Equity and Non-controlling Interests

Changes in equity for the three months ended March 31, 2015 and 2014 are as follows:

	2015			2014
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Beginning balance	$865	$956	$1,821	$1,920	$953	$2,873
Net income from continuing operations	73	20	93	26	28	54
Net loss from discontinued operations	(23)	—	(23)	(7)	1	(6)
Net income	50	20	70	19	29	48
Other comprehensive loss
Foreign currency translation adjustments	(67)	(12)	(79)	(11)	(8)	(19)
Benefit plans	16	1	17	1	—	1
Unrealized hedging gains (loss)	9	3	12	(2)	(1)	(3)
Total other comprehensive loss	(42)	(8)	(50)	(12)	(9)	(21)
Stock-based compensation, net	1	—	1	4	—	4
Warrant exercises	9	—	9	—	—	—
Dividends to non-controlling interests	—	(28)	(28)	—	(61)	(61)
Ending balance	$883	$940	$1,823	$1,931	$912	$2,843

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

On October 15, 2014, the capped portion of the program concluded, and the Company received an additional 112,269 shares. The final settlement price for all shares delivered under the capped portion of the program was $96.19. On May 1, 2015, the uncapped portion of the program concluded and the Company received an additional 534,214 shares. The final settlement price for all shares delivered under the uncapped portion of the program was $97.25. As of March 31, 2015, $375 million remained authorized and available for repurchase through December 31, 2015.

The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market or privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other.

Non-Controlling Interests
Non-controlling interests in the Visteon Corporation economic entity are as follows:

	March 31	December 31
	2015	2014
	(Dollars in Millions)
HVCC	$777	$798
Yanfeng Visteon Automotive Electronics Co., Ltd. ("YFVE")	120	118
Shanghai Visteon Automotive Electronics, Co., Ltd.	41	39
Other	2	1
	$940	$956

Accumulated Other Comprehensive Income (Loss)
Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component includes:

	March 31	March 31
	2015	2014
	(Dollars in Millions)
Changes in AOCI:
Beginning balance	$(299)	$(12)
Other comprehensive loss before reclassification, net of tax	(39)	(13)
Amounts reclassified from AOCI	(3)	1
Ending balance	$(341)	$(24)

Changes in AOCI by component:
Foreign currency translation adjustments
Beginning balance	$(138)	$(37)
Other comprehensive loss before reclassification, net of tax	(68)	(11)
Amounts reclassified from AOCI (a)	1	—
Ending balance	(205)	(48)
Benefit plans
Beginning balance	(156)	25
Other comprehensive income before reclassification, net of tax (b)	14	—
Amounts reclassified from AOCI (c)	2	1
Ending balance	(140)	26
Unrealized hedging gain (loss)
Beginning balance	(5)	—
Other comprehensive income (loss) before reclassification, net of tax (d)	15	(2)
Amounts reclassified from AOCI (e)	(6)	—
Ending balance	4	(2)
Total AOCI	$(341)	$(24)
(a) Amount included in Transformation and integration costs in Consolidated Statements of Comprehensive Income.
(b) There were no income tax effects for either period related to benefit plans due to the recording of valuation allowance.
(c) Amount included in the computation of net periodic pension cost. (See Note 11 Employee benefit plans for additional details.)
(d) Net tax expense of $4 million and net tax benefit of $1 million are related to unrealized hedging gain (loss) for the three months ended March 31, 2015 and 2014, respectively.
(e) Amount is included in Cost of sales in Consolidated Statements of Comprehensive Income.

Stock Warrants
During the three months ended March 31, 2015, the Company received payments of $10 million related to approximately 164,000 warrants converted to shares of common stock at an exercise price of $58.80 per share.

NOTE 14. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to Visteon by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common and potential dilutive common shares outstanding after deducting undistributed income allocated to participating securities. Performance based share units are considered contingently issuable shares, and are included in the computation of diluted earnings per share based on the number of shares that would be issuable if the reporting date were the end of the contingency period and if the result would be dilutive.

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended March 31
	2015	2014
	(In Millions, Except Per Share Amounts)
Numerator:
Net income from continuing operations attributable to Visteon	$73	$26
Loss from discontinued operations, net of tax	(23)	(7)
Net income attributable to Visteon	$50	$19
Denominator:
Average common stock outstanding - basic	44.4	48.4
Dilutive effect of warrants and PSUs	1.1	1.2
Diluted shares	45.5	49.6

Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon:
Continuing operations	$1.64	$0.53
Discontinued operations	(0.51)	(0.14)
	$1.13	$0.39
Diluted earnings (loss) per share attributable to Visteon:
Continuing operations	$1.60	$0.52
Discontinued operations	(0.50)	(0.14)
	$1.10	$0.38

All common stock equivalents including warrants, performance-based share units, and stock options were dilutive and included in the computation of weighted average diluted shares outstanding for the three months ended March 31, 2015 and 2014.

NOTE 15. Fair Value Measurements and Financial Instruments

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

Items Measured at Fair Value on a Non-recurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis. During the three months ended March 31, 2015 and as further described in Note 3, "Discontinued Operations", the fair value of the assets and liabilities subject to the Interiors Divestiture were measured for an asset recoverability test. For purposes of the recoverability test, the fair values of related assets and liabilities were determined using other observable inputs and were classified within Level 2 of the fair value hierarchy.

Fair Value of Debt
The Company's fair value of debt excluding debt included in Liabilities held for sale was approximately $964 million and $978 million at March 31, 2015 and December 31, 2014, respectively. Fair value estimates were based on quoted market prices or current rates for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 1, "Market Prices" and Level 2, "Other Observable Inputs" in the fair value hierarchy, respectively.

Financial Instruments
The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. The Company utilizes derivative financial instruments, including forward and option contracts, to protect the Company’s cash flow from changes in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary hedged foreign currency exposures include the Euro, Korean Won, Japanese Yen, Czech Koruna, Hungarian Forint, Indian Rupee and Mexican Peso. The Company utilizes a strategy of partial coverage for transactions in these currencies.

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

As of March 31, 2015 and December 31, 2014, the Company had derivative instruments that consisted primarily of option and forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $2,693 million and $2,884 million, respectively. Fair value estimates of these contracts are based on quoted market prices and other observable inputs. Approximately $476 million and $655 million of these instruments as of March 31, 2015 and December 31, 2014, respectively, have been designated as cash flow hedges with the effective portion of the gain or loss reported in the Accumulated other comprehensive loss component of Stockholders’ equity in the Company’s consolidated balance sheets. The ineffective portion of these instruments is recorded as Cost of sales in the Company’s consolidated statements of comprehensive income.

In December 2014, the Company entered into a foreign currency option contract to manage foreign currency exposure on anticipated KRW denominated proceeds in connection with the Climate Transaction. As of March 31, 2015 and December 31, 2014, the notional amount of this contract was $2,217 million and $2,229 million, respectively. During the three-months ended March 31, 2015, the company entered into offsetting foreign currency option contracts and non-deliverable forwards with notional amounts of $1,109 million each to lower related premium expenses. Approximately $660 million at March 31, 2015 and December 31, 2014 has been designated as a hedge of the Company's net investment in HVCC with the effective portion of the gain or loss reported in the Accumulated other comprehensive loss components of Stockholders' equity equity in the Company’s consolidated balance sheets. During the three months ended March 31, 2015, the Company recorded a loss of $3 million to reflect the change in the fair value of the non-designated portion of the foreign currency option and forward contracts, which was classified as Transformation and integration costs in the Company’s consolidated statements of comprehensive income.

Financial Statement Presentation
The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s consolidated balance sheets at March 31, 2015 and December 31, 2014, as follows.

	Gross Amount Recognized		Gross Amounts Offset in the Statement of Financial Position		Net Amounts Presented in the Statement of Financial Position
	March 31	December 31	March 31	December 31	March 31	December 31
Foreign Currency Derivatives	2015	2014	2015	2014	2015	2014
	(Dollars in Millions)
Other Current Assets:
Designated	$15	$5	$3	$2	$12	$3
Non-designated	5	2	1	—	4	2
	$20	$7	$4	$2	$16	$5
Other Current Liabilities:
Designated	$9	$17	$3	$1	$6	$16
Non-designated	30	13	10	2	20	11
	$39	$30	$13	$3	$26	$27

Gains and losses on derivative financial instruments recorded in cost of sales for the three-month periods ended March 31, 2015 and 2014 are as follows:

	Recorded in AOCI, net of tax		Reclassified from AOCI into Income		Recorded in Income
Foreign Currency Derivatives	2015	2014	2015	2014	2015	2014
	(Dollars in Millions)
Cost of sales:
Cash flow hedges	$15	$(2)	$6	$—	$—	$—
Non-designated cash flow hedges	—	—	—	—	(1)	(2)
Transformation and integration costs:
KRW option and forward contracts	(4)	—	—	—	(3)	—
	$11	$(2)	$6	$—	$(4)	$(2)

Concentrations of Credit Risk
Financial instruments including cash equivalents, derivative contracts, and accounts receivable, expose the Company to counter-party credit risk for non-performance. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counter-party and through monitoring counter-party credit risks. However, the Company does have a concentration of credit risk with an investment grade global credit line bank related to the KRW currency contracts placed for expected proceeds from the Climate Transaction.

With the exceptions below, the Company's credit risk with any individual customer does not exceed ten percent of total accounts receivables at March 31, 2015 and December 31, 2014, respectively.

	March 31 2015	December 31 2014
Hyundai Group	27%	27%
Ford and its affiliates	22%	20%

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

On March 29, 2012, the Korean Supreme Court ruled that regular bonuses should be included for purposes of calculating the ordinary wage of applicable employees, which was contrary to previous legal precedent and the position of the Korean Ministry of Employment and Labor. On December 18, 2013, the Korean Supreme Court issued an en banc decision clarifying that (i) regular bonuses, should be included for purposes of calculating such ordinary wage, and (ii) certain incentive pay and family allowances may also be included for purposes of calculating such ordinary wage if they were paid to employees as consideration for the labor actually provided by them. The court also indicated that employers could be excused from liability for excluding such regular bonuses from ordinary wages where an express or implied management-labor agreement or practice to exclude such amounts existed and to require such payment would cause “serious managerial difficulty.” The Company is evaluating the potential financial impact of these new court rulings, and is not able to determine at this time whether it will have a material impact on the results of operations and cash flows of its South Korean subsidiaries. However, the Company believes it qualifies for this provision for prior periods. In addition, on May 24, 2013, Halla Visteon Climate Control Union in Korea, representing 891 hourly employees of HVCC, filed a legal petition with Seoul Southern District Court, claiming unpaid statutory benefits for the past three years based on the initial Supreme Court ruling. At a hearing held on September 26, 2014, the plaintiffs submitted a final revised claim amount of approximately 44 billion Korean won (approximately $40 million). Plaintiffs submitted a revised claim amount on March 23, 2015, with an increase of approximately 325 million Korean won (approximately $300,000), but acknowledged many of defendant's arguments. At this time, the Company is not able to estimate the possible loss or range of loss in connection with this matter.

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

The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of March 31, 2015, the Company maintained accruals of approximately $7 million for claims aggregating approximately $108 million. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

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

On September 1, 2010, the Company filed a Notice of Appeal to the District Court of the Court's decision to include non-appealing retirees, and on September 15, 2010, the UAW filed a Notice of Cross-Appeal. On July 25, 2012, the District Court ruled in favor of the Company on both appeals, and the UAW appealed this ruling to the Circuit Court. On August 28, 2014, the Circuit Court affirmed the District Court's rulings. The UAW filed a petition for rehearing, which the Circuit Court denied on October 2, 2014. The Company reached an agreement with the original appellants in late-September 2010, which resulted in the Company not restoring other postretirement employee benefits of such retirees. On September 30, 2010, the UAW filed a complaint, which it amended on October 1, 2010, in the United States District Court for the Eastern District of Michigan seeking, among other things, a declaratory judgment to prohibit the Company from terminating certain other postretirement employee benefits for UAW retirees after October 1, 2010. The parties reached a preliminary settlement agreement in January 2013, but it was later terminated by the plaintiffs. On October 22, 2013, the U.S. District Court for the Eastern District of Michigan issued an order denying the Company's motion to dismiss the UAW's complaint and granted its motion to transfer the case to the U.S. District Court for the District of Delaware. The UAW filed a petition for a writ of mandamus with the U.S. Court of Appeals for the Sixth Circuit, requesting the court vacate the transfer of the case. In May 2014, the U.S. Court of Appeals for the Sixth Circuit denied the UAW's petition. The UAW requested a panel rehearing or rehearing en banc, which was denied by the Sixth Circuit Court of Appeals on August 13, 2014. On October 1, 2014, the Company filed a motion for judgment on the pleadings before the Delaware District Court. On November 25, 2014, the UAW filed a request for oral argument on the motion. As of March 31, 2015, the Company maintains an accrual for claims that are deemed probable of loss and are reasonably estimable. While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.

Loan Guarantees and Commitments

The Company provided a $56 million revolving credit facility in connection with the Master Closing. The seller-backed facility is expected to be reduced over the next several months as buyer credit facilities ramp up and the seller-backed facility can also be reduced if the buyer adds working capital facilities in Russia and Thailand. The seller-backed facility has a maturity of three years, an interest rate of Libor plus 5% and a default rate of interest for any interest and/or principal payment defaults. As of March 31, 2015, there were no draws on this facility, and the amount available to the buyer under the facility was $56 million.

The Company provided a $40 million loan guarantee to Yanfeng Visteon Electronics (China) Investment Co., Ltd. ("YFVIC"), a 50% owned joint venture, in connection with the October 2014 YFVIC acquisition of a 49% direct ownership interest in Yanfeng Visteon Automotive Electronics Co., Ltd. ("YFVE"). The guarantee contains standard non-payment provisions to cover the borrowers in event of non-payment of principal, accrued interest, and other fees for its five year tenor.

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

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in Other current liabilities and Other non-current liabilities in the consolidated balance sheets. At March 31, 2015, and December 31, 2014, the Company had recorded a reserve of less than $1 million for environmental matters. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at March 31, 2015 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

Within each of the global product groups, certain facilities manufacture a broader range of the Company's total product line offering and are not limited to the primary product line.

Segment Sales

	Three Months Ended March 31
	2015	2014
	(Dollars in Millions)
Climate	$1,240	$1,268
Electronics	781	439
Other	26	39
Eliminations	(18)	(28)
Total consolidated sales	$2,029	$1,718

Segment Adjusted EBITDA

During the three months ended March 31, 2015, the Company changed its definition of Adjusted EBITDA to exclude the impact of discontinued operations. Accordingly, Adjusted EBITDA for historical periods has been recast in a manner consistent with the Company's new definition.

Adjusted EBITDA is defined by the Company as net income attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of discontinued operations, equity in net income of non-consolidated affiliates, net income attributable to non-controlling interests, asset impairments, gains or losses on divestitures, net restructuring expenses and other reimbursable costs, non-cash stock-based compensation expense, certain employee charges and benefits, reorganization items and other non-operating gains and losses.

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

Segment Adjusted EBITDA is summarized below.

	Three Months Ended March 31
	2015	2014
	(Dollars in Millions)
Climate	$109	$117
Electronics	95	57
Other	(4)	—
Segment Adjusted EBITDA	200	174
Corporate	(11)	(13)
Adjusted EBITDA	$189	$161

The reconciliation of Adjusted EBITDA to net income attributable to Visteon is as follows:

	Three Months Ended March 31
	2015	2014
	(Dollars in Millions)
Adjusted EBITDA	$189	$161
Interest expense, net	6	8
Provision for income taxes	1	31
Depreciation and amortization	68	60
Restructuring expense	4	1
Transformation and integration costs	14	6
Non-cash, stock-based compensation expense	3	3
Equity in net income of non-consolidated affiliates	(2)	(2)
Net income attributable to non-controlling interests	20	29
Other	2	—
Loss from discontinued operations, net of tax	23	6
Net income attributable to Visteon Corporation	$50	$19

Segment Operating Assets

	Inventories, net		Property and Equipment, net
	March 31 2015	December 31 2014	March 31 2015	December 31 2014
	(Dollars in Millions)
Climate	$351	$346	$1,030	$1,080
Electronics	187	187	293	317
Other	3	4	23	23
Total segment operating assets	541	537	1,346	1,420
Corporate	—	—	19	20
Total consolidated operating assets	$541	$537	$1,365	$1,440

Climate Transaction

The Climate Transaction includes a legal entity based in India with both Climate and Electronics operations. Electronics-related sales and Adjusted EBITDA for the India facility subject to the Climate Transaction were as follows:

	Three Months Ended March 31
	2015	2014
	(Dollars in Millions)
Sales	$19	$16
Adjusted EBITDA	$1	$1

Electronics-related operating assets for the India facility subject to the Climate Transaction were $25 million and $22 million as of March 31, 2015 and December 31, 2014, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014, filed with the Securities and Exchange Commission on February 26, 2015, and the financial statements and accompanying notes to the financial statements included elsewhere herein.

Description of Business

Visteon Corporation (the "Company" or "Visteon") is a global automotive supplier that designs, engineers and manufactures innovative products for nearly every original equipment vehicle manufacturer ("OEM") worldwide including BMW, Chrysler, Daimler, Ford, General Motors, Honda, Hyundai, Kia, Nissan, PSA Peugeot Citroën, Renault, Toyota and Volkswagen. Visteon is headquartered in Van Buren Township, Michigan and has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 26,000 employees dedicated to the design, development, manufacture and support of its product offerings and its global customers. Visteon delivers value for its customers and stockholders through two technology-focused core businesses: vehicle cockpit electronics and thermal energy management. The Company's manufacturing and engineering footprint is principally located outside of the U.S., with a heavy concentration in low-cost geographic regions.

Shareholder Value Creation Plan

In September 2012, the Company announced a comprehensive shareholder value creation plan that has transformed and continues to transform the Company's business operations. A summary of the most recent and significant activities are summarized below.

On December 17, 2014, Visteon and its wholly owned subsidiary, VIHI, LLC entered into a Share Purchase Agreement with Hahn & Co. Auto Holdings Co., Ltd. and Hankook Tire Co., Ltd. to sell all of its outstanding shares in Halla Visteon Climate Control Corporation ("HVCC") for approximately $3.6 billion or Korean Won ("KRW") 52,000 per share (the “Climate Transaction”). As of March 31, 2015 the Company's net investment in HVCC was approximately $800 million. The Climate Transaction, which remains subject to substantive contingencies, including shareholder approval, is expected to close during the first half of 2015.

The Climate Transaction includes a legal entity based in India with both Climate and Electronics operations. Electronics-related operating assets for the India facility subject to the Climate Transaction were $25 million and $22 million as of March 31, 2015 and December 31, 2014, respectively. Electronics-related sales and Adjusted EBITDA for the India facility subject to the Climate Transaction were as follows:

	Three Months Ended March 31
	2015	2014
	(Dollars in Millions)
Sales	$19	$16
Adjusted EBITDA	$1	$1

The Share Purchase Agreement provides that the parties will use commercially reasonable efforts to consummate a separation of the electronics business to facilitate a purchase by Visteon. Additionally, certain Visteon wholly owned climate facilities with 2014 annual sales of approximately $125 million are also subject to future negotiation under the terms of the Share Purchase Agreement.

Following the completion of the Climate Transaction, Visteon will continue to operate as a publicly traded company with revenues primarily derived from its remaining Electronics business. The Company's Electronics business offers innovative vehicle cockpit electronic products to customers including audio systems, infotainment systems, driver information systems, connectivity and telematics solutions, climate controls, and electronic control modules.

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

In May 2014 Visteon reached an agreement to divest substantially all of its global Interiors business (the "Interiors Divestiture") pursuant to a Master Purchase Agreement, as subsequently amended (the “Purchase Agreement”). Effective November 1, 2014, the Company closed on the majority of the Interiors Divestiture (the "Master Closing"). Subsequent to the Master Closing, Visteon completed the sale of Interiors operations in India and Thailand on December 1, 2014 and February 2, 2015, respectively. During the three-month period ended March 31, 2015, the Company recorded additional losses and adjustments of $13 million in connection with the Interiors Divestiture, including $3 million attributable to the sale of operations in Thailand.

Remaining Interiors operations subject to the Interiors Divestiture are located in Argentina and Brazil and are expected to close during the latter half of 2015. Assets and liabilities associated with the these operations met the "held for sale" criteria at March 31, 2015 and were classified as "Other current assets" or "Other current liabilities" in the Consolidated Balance Sheets. These remaining transactions are subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions, and may be subject to further cash impacts based on purchase price adjustments at the time of closing. The Company expects to record losses in connection with the Argentina and Brazil portions of the Interiors Divestiture in future periods upon closing, which are estimated to be approximately $20 million.

In preparing the March 31, 2015, financial statements, the Company determined that an indicator of impairment existed in relation to the long-lived assets of the European Interiors operation that is not subject to the Interiors Divestiture. Accordingly, the Company performed a recoverability test utilizing a probability weighted analysis of cash flows associated with continuing the operations and estimated cash flows associated with the potential sale of the operations. As a result of the analysis, the Company concluded that the assets were not recoverable. However, no impairment was recorded as of March 31, 2015, as the fair value of the underlying assets were determined to be in excess of the respective carrying value. To the extent that a sale transaction becomes more likely to occur in future periods an impairment charge may be required and such charge could be material. Additionally, due to certain liabilities and capital requirements of this remaining business, Visteon may be required to contribute cash to such business in connection with any disposition and such amounts could be material. As of March 31, 2015, the Company did not meet the specific criteria considered necessary for the European Interiors operation to be considered held for sale.

Executive Summary

The Company's sales for the three month ended March 31, 2015 totaled $2.0 billion and were distributed by product group, geographic region, and customer as follows.
The Company conducts its business in the global automotive industry, which is capital intensive, highly competitive and sensitive to economic conditions. The Company's business is heavily concentrated in markets outside of the U.S. Accordingly, the Company is subject to primary attendant risks associated with foreign currency exchange and political factors. Additionally, the Company's business is highly sensitive to changes in the global economy that impact consumer spending and global vehicle production volumes.

During the first quarter of 2015 the global automotive industry continued to experience modest growth driven by China, Europe and North America, partially offset by South America, Japan and Korea. Vehicle production in China outpaced the overall growth rate fueled by increasing consumer demand. Production in North America also increased based on continuing strength in demand, growing exports, and increased localization of production. Europe production showed a modest increase as a challenging Russian market offset steady growth in the rest of the region. Production in the remaining regions was mixed due to varying economic, political and social factors.

Light vehicle production levels for the three months ended March 31, 2015, by geographic region are provided below:

	Three Months Ended March 31
	2015	2014	Change
	(Units in Millions)
Global	22.5	22.2	1.3%
North America	4.3	4.2	2.2%
South America	0.8	0.9	(13.8)%
Europe	5.3	5.2	2.1%
China	6.0	5.7	5.6%
Japan/Korea	3.4	3.7	(6.6)%
India	1.0	0.9	6.3%
ASEAN	1.0	1.0	(1.9)%

Source: IHS Automotive

Significant aspects of the Company's financial results for the three months ended March 31, 2015 include the following.

•
The Company recorded sales of $2,029 million, representing an increase of $311 million when compared with the same period of 2014. The increase was primarily due to the Electronics Acquisition, higher production volumes and favorable product mix.

•
Gross margin was $212 million or 10.4% of sales for the three months ended March 31, 2015, compared to $179 million or 10.4% of sales for the same period of 2014. The increase was primarily attributable to the Electronics Acquisition and improved cost performance.

•
Net income attributable to Visteon was $50 million, compared to $19 million for the same period of 2014. Net income for the three-months ended March 31, 2015 included $33 million of previously unrecognized tax benefits resulting from favorable audit developments during the first quarter of 2015.

•
The Company generated $173 million of cash from operating activities, an increase of $77 million compared with the same period of 2014, including the impacts of higher net income, timing of net recoverable value added tax, income tax and consumption tax, lower annual incentive and restructuring payments.

•
Total cash, including restricted cash of $9 million, was $916 million as of March 31, 2015, or $85 million higher than December 31, 2014. The Company's total debt was $957 million, or $24 million lower than December 31, 2014.

Consolidated Results of Operations - Three Months Ended March 31, 2015 and 2014

The Company's consolidated results of operations for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended March 31
	2015	2014	Change
	(Dollars in Millions)
Sales	$2,029	$1,718	$311
Cost of sales	1,817	1,539	278
Gross margin	212	179	33
Selling, general and administrative expenses	96	81	15
Transformation and integration costs	14	6	8
Interest expense, net	6	8	(2)
Restructuring expense	4	1	3
Equity in net income of non-consolidated affiliates	2	2	—
Provision for income taxes	1	31	(30)
Net income from continuing operations	93	54	39
Loss from discontinued operations	(23)	(6)	(17)
Net income	70	48	22
Net income attributable to non-controlling interests	20	29	(9)
Net income attributable to Visteon Corporation	$50	$19	$31
Adjusted EBITDA*	$189	$161	$28

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales
Sales for the three months ended March 31, 2015 totaled $2,029 million, which represents an increase of $311 million compared with the same period of 2014. The primary driver of the sales increase was the Electronics Acquisition effective July 1, 2014, which increased sales by $347 million compared to the same period last year.  Additionally, favorable customer volumes and product mix, largely related to the Company's Climate and Electronics segments, increased sales by $129 million while unfavorable currency decreased sales by $126 million. The change in currency was attributable to the weakening Euro, Korean Won and Chinese Yuan. Other reductions of $39 million were associated with customer pricing, net of design savings.

Cost of Sales
Cost of sales increased $278 million for the three months ended March 31, 2015 when compared with the same period in 2014. The increase includes $426 million attributable to increased production volumes, including the Electronics Acquisition, as well as changes in product mix, representing the variable nature of material and labor costs. Foreign currency decreased cost of sales by $96 million attributable to weakening of the Euro, Korean Won and Chinese Yuan. Net efficiencies related to material, design, and usage economics decreased cost of sales by $46 million. Other costs decreased by $8 million and included manufacturing cost efficiencies and lower engineering costs, partially offset by $2 million of equipment-related relocation costs.

Gross Margin
Gross margin was $212 million or 10.4% of sales for the three months ended March 31, 2015 compared to $179 million or 10.4% of sales for the same period of 2014. The $33 million increase in gross margin included $50 million from favorable volumes and mix, including the impacts of the Electronics Acquisition. Gross margin also included $15 million of favorable net cost performance, driven by material and manufacturing cost efficiencies and lower engineering costs, which more than offset customary pricing productivity given to customers. These increases were partially offset by $30 million of unfavorable currency and $2 million of equipment-related relocation costs.

Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $96 million and $81 million during the three months ended March 31, 2015 and 2014, respectively. The increase is primarily related to the Electronics Acquisition, partially offset by the impacts of currency, lower incentive compensation costs and net efficiencies.

Transformation and Integration Costs
Transformation costs are related to financial and advisory services incurred in connection with execution of the Company's comprehensive value creation plan, including professional fees associated with the Electronics Acquisition and the Climate Transaction. Integration costs include costs associated with re-branding, facility modification, information technology readiness and related professional services necessary to integrate businesses associated with the Electronics Acquisition.

	Three Months Ended March 31
	2015	2014
	(Dollars in Millions)
Transformation costs	$10	$4
Integration costs	4	2
	$14	$6

Interest Expense and Interest Income
Interest expense of $8 million for the three months ended March 31, 2015 included $5 million associated with the company's $600 million term loan due April 9, 2021, and $3 million associated with affiliate debt, commitment fees and amortization of debt issuance cost. During the three months ended March 31, 2014, interest expense was $10 million including $7 million associated with the Company's 6.75% Senior Notes which were redeemed in 2014 and $3 million associated with affiliate debt, commitment fees and amortization of debt issuance cost. Interest income was $2 million for both three months ended March 31, 2015 and 2014.

Restructuring Expense
In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve cost savings through transaction synergies. The program is designed to achieve annual cost savings ranging from $40 million to $70 million by the end of 2017. The Company expects to incur approximately $40 million to $60 million of restructuring costs during the program to achieve the targeted annual savings. The Company anticipates recording additional restructuring charges related to this program in future periods as underlying plans are finalized. During the three-months ended March 31, 2015, the Company recorded $2 million of severance and termination benefits under this program associated with approximately 55 employees and $1 million in legal and consulting fees. Approximately $28 million remains accrued at March 31, 2015. The Company's restructuring reserves and related activity, including amounts attributable to discontinued operations, are summarized below for the three months ended March 31, 2015.

	Climate	Electronics	Other	Total
	(Dollars in Millions)
Restructuring reserve - December 31, 2014	$1	$30	$8	$39
Expense	1	3	—	4
Utilization	(1)	(2)	—	(3)
Foreign currency	—	(3)	(1)	(4)
Restructuring reserve - March 31, 2015	$1	$28	$7	$36

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

Income Taxes
The Company's provision for income taxes of $1 million for the three months ended March 31, 2015 represents a decrease of $30 million when compared with $31 million in the same period of 2014. The decrease in tax expense is primarily attributable to a $33 million year-over-year reduction in unecognized tax benefits, including interest and penalties, related to favorable audit developments in Asia and the United States during the first quarter of 2015. This decrease was partially offset by the year-over-year impact of changes in the mix of earnings and differing tax rates between jurisdictions.

Discontinued Operations
The results of operations for Interiors business subject to the Interiors Divestiture have been reclassified to Loss from discontinued operations, net of tax in the Consolidated statements of comprehensive income for the three months ended March 31, 2015 and 2014. Discontinued operations are summarized as follows:

	Three Months Ended March 31
	2015	2014
	(Dollars in Millions)
Sales	$22	$264
Cost of sales	25	248
Gross margin	(3)	16
Selling, general and administrative expenses	2	13
Long-lived asset impairments	1	—
Loss on interiors divestiture	13	—
Restructuring expense	—	1
Other expenses	4	4
Loss from discontinued operations before income taxes	(23)	(2)
Provision for income taxes	—	4
Loss from discontinued operations, net of tax	$(23)	$(6)

During the three-month period ended March 31, 2015 the Company recorded additional losses and adjustments of $13 million in connection with the Interiors Divestiture, including $3 million attributable to the sale of operations in Thailand. Consideration associated with the Interiors Divestiture remains subject to further adjustments including working capital adjustments.

Net Income
Net income attributable to Visteon was $50 million for the three months ended March 31, 2015 compared to net income of $19 million for the same period of 2014. Adjusted EBITDA (a non-GAAP financial measure, as defined below) was $189 million for the three months ended March 31, 2015, representing an increase of $28 million when compared with Adjusted EBITDA of $161 million for the same period of 2014. The increase in Adjusted EBITDA included $34 million of favorable volume and mix, primarily attributable to the Electronics Acquisition. Currency movements unfavorably impacted Adjusted EBITDA for the three months ended March 31, 2015 by $26 million, largely related to the weakening Euro and Chinese Yuan, partially offset by the weakening Korean Won, which negatively impacts the Company's sales but positively impacts the Company's profits given greater cost exposure to the Korean Won than sales exposure. Adjusted EBITDA for the three months ended March 31, 2015, was also impacted by higher material, manufacturing and other cost efficiencies, which more than offset customary customer pricing productivity.

Adjusted EBITDA is defined by the Company as net income attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of discontinued operations, equity in net income of non-consolidated affiliates, net income attributable to non-controlling interests, asset impairments, gains or losses on divestitures, net restructuring expenses and other reimbursable costs, non-cash stock-based compensation expense, certain employee charges and benefits, reorganization items and other non-operating gains and losses. During the three months ended March 31, 2015, the Company changed its definition of Adjusted EBITDA to exclude the impact of discontinued operations. Accordingly, Adjusted EBITDA for historical periods has been recast in a manner consistent with the Company's new definition.

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

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the three months ended March 31, 2015 and 2014, is as follows:

	Three Months Ended March 31
	2015	2014	Change
	(Dollars in Millions)
Adjusted EBITDA	$189	$161	$28
Interest expense, net	6	8	(2)
Provision for income taxes	1	31	(30)
Depreciation and amortization	68	60	8
Restructuring expense	4	1	3
Transformation and integration costs	14	6	8
Non-cash, stock-based compensation expense	3	3	—
Equity in net income of non-consolidated affiliates	(2)	(2)	—
Net income attributable to non-controlling interests	20	29	(9)
Other	2	—	2
Loss from discontinued operations, net of tax	23	6	17
Net income attributable to Visteon Corporation	$50	$19	$31

Segment Results of Operations - Three Months Ended March 31, 2015 and 2014

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

•	Other - The Company's Other product line includes entities located in South America and Europe previously associated with the Interiors business but not subject to the Interiors Divestiture.

Sales by Segment

	Climate	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Three months ended March 31, 2014	$1,268	$439	$39	$(28)	$1,718
Volume and mix	95	32	(8)	10	129
Currency	(94)	(27)	(5)	—	(126)
Electronics Acquisition	—	347	—	—	347
Other	(29)	(10)	—	—	(39)
Three months ended March 31, 2015	$1,240	$781	$26	$(18)	$2,029

Climate sales decreased during the three months ended March 31, 2015 by $28 million. Higher production volumes in Europe offset by lower volumes in Asia increased sales by $95 million. Unfavorable currency, largely related to the weaker Euro, Won and Chinese Yuan resulted in a decrease of $94 million. Other changes, totaling $29 million, reflected price productivity, the impact of commodity pricing and design actions, and lower year-over-year commercial settlements.

Electronics sales increased during the three months ended March 31, 2015 by $342 million. The largest driver of the sales increase was attributable to the Electronics Acquisition. Higher production volumes in Europe and Asia increased sales by $32 million. Unfavorable currency, primarily related to the Euro, decreased sales by $27 million. Other changes, totaling $10 million, reflected customer pricing net of design changes.

Other sales decreased during the three months end March 31, 2015 by $13 million, including unfavorable volume and product mix of $8 million primarily reflecting the wind down of certain South America businesses.

Cost of Sales by Segment

	Climate	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Three months ended March 31, 2014	$1,163	$366	$38	$(28)	$1,539
Material	10	228	(6)	10	242
Freight and duty	1	4	(1)	—	4
Labor and overhead	(18)	20	(4)	—	(2)
Engineering	(2)	28	—	—	26
Depreciation and amortization	1	7	—	—	8
Other	(14)	10	4	—	—
Three months ended March 31, 2015	$1,141	$663	$31	$(18)	$1,817

Climate material costs increased by $10 million, including $39 million related to higher production volumes, offset by $29 million of manufacturing efficiencies and purchasing improvements. Labor and overhead costs decreased by $18 million related to cost efficiencies at certain North American and European facilities. Engineering decreased by $2 million largely reflecting the weaker Euro. Other decreases of $14 million include currency impacts of the mix of receivables and payables denominated in currencies other than functional currencies.

Substantially all of the increases in Electronics cost of sales are attributable to the Electronic Acquisition effective July 1, 2014. These costs were partially offset by $15 million of material and manufacturing cost efficiencies, $13 million of favorable currency, $2 million for the sale of intellectual property and $2 million of lower net engineering costs.  Net engineering costs are comprised of gross engineering expenses related to forward model program development and advanced engineering activities, partially offset by engineering cost recoveries from customers. Gross engineering expenses were $96 million for the three months ended March 31, 2015, an increase of $48 million compared to the same period of 2014. Engineering recoveries were $25 million for the three months ended March 31, 2015, an increase of $20 million compared to the same period of 2014. Engineering cost recoveries can fluctuate period to period depending on underlying contractual terms and conditions and achievement of related development milestones.

Other segment material, freight and duty, and labor and overhead costs decreased by $7 million, primarily reflecting lower production volumes related to the wind down for certain programs in South America.

Adjusted EBITDA by Segment

Adjusted EBITDA by segment for the three months ended March 31, 2015 and 2014 is presented in the table below.

	Three Months Ended March 31
	2015	2014	Change
	(Dollars in Millions)
Climate	$109	$117	$(8)
Electronics	95	57	38
Other	(4)	—	(4)
Segment Adjusted EBITDA	200	174	$26
Corporate	(11)	(13)	2
Adjusted EBITDA	$189	$161	$28

Changes in Adjusted EBITDA by segment are presented in the table below.

	Climate	Electronics	Other	Total
	(Dollars in Millions)
Three months ended March 31, 2014	$117	$57	$—	$174
Volume and mix	(3)	38	(1)	34
Currency	(9)	(10)	(5)	(24)
Other	4	10	2	16
Three months ended March 31, 2015	$109	$95	$(4)	200

Corporate				(11)
Total				$189
Climate Adjusted EBITDA decreased $8 million for the three months ended March 31, 2015 when compared to the same period of 2014. The decrease in Climate Adjusted EBITDA primarily reflects unfavorable currency of $9 million related to the Euro and Chinese Yuan. Lower volumes decreased Adjusted EBITDA by $3 million. The volume decrease reflects lower production volumes in Asia Pacific, partially offset by higher volumes in Europe and new business wins in North America and Asia. Other changes of $4 million included material, design and other cost efficiencies, partially offset by lower year-over-year commercial settlements and customer price productivity.

Electronics Adjusted EBITDA increased $38 million for the three months ended March 31, 2015 when compared to the same period of 2014. Higher volumes, including the Electronics Acquisition, and favorable product mix, increased Adjusted EBITDA by $38 million. Currency, largely related to the Euro, had an unfavorable impact of $10 million. Other impacts of $10 million primarily reflected material and manufacturing cost efficiencies, lower net engineering expense, and the impact of a patent sale, partially offset by customer price productivity.

Other Adjusted EBITDA for the three months ended March 31, 2015 decreased by $4 million compared to the same period of 2014 due to lower production volumes and a weaker Euro and Brazilian Real.

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

As of March 31, 2015, the Company had total cash balances of $916 million, including $9 million of restricted cash, of which $462 million belonged to HVCC. Cash balances totaling $658 million were located in jurisdictions outside of the United States, of which approximately $335 million is considered permanently reinvested for funding ongoing operations outside of the U.S.  If such permanently reinvested funds are needed for operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

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

Significant Cash Sources and Availability
To the extent that the Company's liquidity needs exceed cash provided by its operating activities, the Company would look to cash balances on hand, cash available through existing financing vehicles such as the Company's $600 million aggregate principal delayed draw term loans due April 9, 2021 ("Term Facility") or its $200 million revolving credit facility that matures on April 9, 2019 ("Revolving Facility"), the sale of businesses or other assets as permitted under credit agreements, affiliate working capital lines of credit, other contractual arrangements, and potential additional capital through debt or equity markets.

On March 25, 2015, the Company entered into an amendment and waiver (the "Amendment") to the April 9, 2014 credit agreement by and among the Company as borrower, each lender from time to time party thereto, each letter of credit issuer from time to time party thereto and Citibank, N.A. as administrative agent (the "Credit Agreement"). The Amendment, among other things, provides for modifications to the Credit Agreement to permit the Company's sale of its ownership interest in HVCC and otherwise to update the Credit Agreement to account for HVCC no longer being a subsidiary of the Company following the Climate Transaction. While certain waivers granted under the Amendment became effective on March 25, 2015, the amendments relating to the Climate Transaction will become effective substantially concurrent with the consummation of the Climate Transaction and the Company's repayment of approximately $246 million of term loans under the Credit Agreement to reduce the Term Facility to $350 million.

As of March 31, 2015, $596 million face value was outstanding under the Term Facility, and there were no outstanding borrowings under the Revolving Facility. Availability under outstanding affiliate credit facilities as of March 31, 2015 is approximately $364 million and certain of these facilities have pledged receivables, inventory or equipment as security.

Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. At March 31, 2015, the Company's corporate credit ratings were B1 by Moody's with a stable outlook and B+ by S&P with a positive outlook.

Climate Transaction
The Climate Transaction, which is subject to regulatory reviews, shareholder approval and other conditions, is expected to close during the first half of 2015. In connection with the closing of the Climate Transaction, the Company anticipates proceeds of approximately $3.6 billion, or KRW 52,000 per share. Based on current market conditions, the Company intends to return a portion of these proceeds to stockholders, ranging from approximately $2.5 billion to $2.75 billion, through a structured series of actions including repurchases of common stock and a special dividend. The Company intends to use the remaining proceeds from the Climate Transaction for general corporate purposes, which may include repayment of indebtedness, investments in restructuring and strategic investments to support the continued expansion of the vehicle cockpit electronics business.

In December 2014, the Company entered into a foreign currency option contract to manage foreign currency exposure on anticipated KRW denominated proceeds in connection with the Climate Transaction. As of March 31, 2015 and December 31, 2014, the notional amount of this contract was $2,217 million and $2,229 million, respectively. During the three-months ended March 31, 2015, the Company entered into offsetting foreign currency option contracts and non-deliverable forwards with notional amounts of $1,109 million each to lower related premium expenses. The Company continues to monitor the foreign currency exposure associated with Climate Transaction proceeds and may take further actions based on transaction, market, cost and other relevant considerations.

Interiors Divestiture
In connection with the Interiors Divestiture, the Company agreed to provide a $56 million revolving credit facility to the buyer. Draws under this seller-backed facility will only be available if certain of the external credit facilities are fully drawn, and any draws on the seller-backed facility generally must be repaid prior to the repayment of the external credit facilities. The seller-backed facility has a maturity of three years, an interest rate of Libor plus 5% and a default rate of interest for any interest and/or principal payment defaults. As of March 31, 2015, there were no draws on this facility. The remaining Interiors Divestiture transactions are subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions, and may be subject to further cash impacts based on purchase price adjustments at the time of closing, which amounts may be material.

The Company's goal is to complete the disposal of the European Interiors operation that is not subject to the Interiors Divestiture during 2015. Due to certain liabilities and capital requirements of the remaining Interiors business, Visteon may be required to contribute cash to such business in connection with any disposition, which amounts could be material.

Share Repurchase Program

On May 8, 2014, the Company announced an accelerated share buy-back ("ASB") program with a third-party financial institution to repurchase shares of common stock for an aggregate purchase price of $500 million. Approximately $250 million of this program was completed on October 15, 2014 at a final settlement price of $96.19. The remaining $250 million of this program concluded on May 1, 2015 at a final settlement price of $97.25.

As of March 31, 2015, $375 million remained authorized and available for repurchase through December 31, 2015. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

Restructuring
At March 31, 2015, the Company had restructuring accruals totaling $36 million, including amounts associated with discontinued operations. The Company expects to settle these accruals in cash during 2015. These accruals are primarily attributable to a restructuring program designed to achieve annual cost savings ranging from $40 million to $70 million by the end of 2017 through synergies associated with the Electronics Acquisition. The Company expects to incur approximately $40 million to $60 million of restructuring costs during the program to achieve the targeted annual savings. The Company anticipates recording additional restructuring charges related to this program in future periods as underlying plans are finalized.

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

Other
In connection with the Electronics Acquisition, the Company expects to incur total integration costs of $35 million. Through March 31, 2015, the Company incurred $22 million of these integration costs. Remaining integration costs, primarily attributable to the migration of information systems, are expected to be incurred during the year ending December 31, 2015.

Cash contributions to non-U.S. retirement plans are expected to be $35 million during 2015 and cash contributions to U.S. retirement plans are expected to be $1 million during 2015. Estimated cash contributions for 2016 through 2018, under current regulations and market assumptions and including amounts associated with the European Interiors business plans, are approximately $114 million.

During 2012, Korean tax authorities commenced a review of the Company's South Korean affiliates (including Halla) for tax years 2007 through 2012, and issued formal notice of assessments, including penalties, of approximately $25 million for alleged underpayment of withholding tax on dividends paid and other items, including certain management service fees charged by Visteon. The Company's South Korean affiliates have paid approximately $25 million to the tax authorities in 2013, as required under South Korean tax regulations, to pursue the appeals process. During the third quarter of 2014, the tax authorities refunded approximately $11 million to the Company's South Korean affiliates comprised of $5 million representing substantially of the tax associated with the management service fees charged by Visteon and $6 million representing a partial refund related to the withholding tax on dividends paid. The Company continues to evaluate all available settlement opportunities, including litigation related primarily to the outstanding withholding tax item and believes it is more likely than not that it will receive a favorable outcome. During the fourth quarter of 2014, the Company abandoned pursuing further appeals related to several other items related to the South Korean audit resulting in a charge to income tax expense of approximately $3 million. During 2012, Brazilian tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) of approximately $15 million related to the sale of its chassis business to a third party. During 2013, after attempts to reopen an appeal of the administrative decision failed, Sistemas opened a judicial proceeding against the government to address the notice which required a deposit in the amount of the assessment in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments in Korea and Brazil, as well as contingent income tax refund claims associated with other jurisdictions, total $30 million as of March 31, 2015 and are included in Other non-current assets on the consolidated balance sheet.

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

Operating Activities

The Company generated $173 million of cash from operating activities during the three months ended March 31, 2015, compared to $96 million during the same period of 2014. The increase in cash from operations was primarily attributable to $22 million higher net income during the three months ended March 31, 2015, $20 million of payment and reimbursement timing for net recoverable value added tax, income tax and consumption tax, $18 million for lower corporate annual incentive payments, $8 million cash benefit from net capitalized engineering payments and receipts, and lower restructuring cash payments of $7 million.

Investing Activities

Cash used by investing activities during the three months ended March 31, 2015 totaled $70 million, compared to cash used of $20 million for the same period in 2014. The increase in cash usage was primarily due to a $10 million shareholder loan to Yanfeng Visteon Investment Co., Ltd. during the three months ended March 31, 2015, a $5 million cash payment in connection with the Thailand Closing of the Interiors Divestiture during the three months ended March 31, 2015, and the non-recurrence of $35 million proceeds from asset sales during the three months ended March 31, 2014.

Financing Activities

Cash used by financing activities of $6 million for the three months ended March 31, 2015 decreased by $14 million compared to a cash use of $20 million for the three months ended March 31, 2014. The decrease in cash usage included  $13 million of lower dividend payments to non-controlling interest holders, primarily the non-recurrence of a $10 million special dividend payment by Yanfeng Visteon Automotive Electronics Co. Ltd. ("YFVE") made during the quarter ended March 31, 2014. Additionally, the decrease in cash usage was affected by the receipt of $10 million in proceeds associated with stock warrant exercises during the three months ended March 31, 2015, which were partially offset by $8 million of higher debt payments during the quarter.

Debt and Capital Structure

Additional information related to the Company’s debt is set forth in Note 10, “Debt” to the consolidated financial statements included herein under Item 1. For additional information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, for specific debt agreements and additional information related to covenants and restrictions.

Off-Balance Sheet Arrangements

The Company has a $15 million Letter of Credit ("LOC") Facility with US Bank National Association, which expires on September 30, 2015. This agreement was amended in September 2013 to extend the agreement for an additional two years, having an expiration date of September 30, 2015. Under the terms of the LOC facility, the Company must maintain a collateral account with U.S. Bank equal to 103% of the aggregated stated amount of the issued LOCs (or 110% for non-U.S. currencies) with reimbursement for any draws. As of March 31, 2015, the Company had $7 million of outstanding letters of credit issued under this facility and secured by restricted cash. In addition, the Company had $15 million of locally issued letters of credit to support various customs arrangements and other obligations, of which $10 million is with HVCC affiliates and $5 million is with other Visteon affiliates, with $1 million secured by cash collateral.

In connection with the Interiors Divestiture, the Company agreed to provide a $56 million revolving credit facility to the buyer. The seller-backed facility has a maturity of three years, an interest rate of Libor plus 5% and a default rate of interest for any interest and/or principal payment defaults. As of March 31, 2015, there were no draws on this facility.

The Company provided a $40 million loan guarantee to Yanfeng Visteon Electronics (China) Investment Co., Ltd. ("YFVIC"), a 50% owned joint venture, in connection with the October 2014 YFVIC acquisition of a 49% direct ownership interest in YFVE. The guarantee contains standard non-payment provisions to cover the borrowers in event of non-payment of principal, accrued interest, and other fees for its five year tenor.

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

In addition, to perform impairment testing for long-lived assets held and used, the Company occasionally engages independent appraisal firms with respect to the fair value of long-lived assets utilizing appraised values including cost and market approaches.

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
Foreign Currency Risk

The Company's net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends, investments in subsidiaries and anticipated foreign currency denominated transaction proceeds. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to protect the Company's cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary hedged foreign currency exposures include the Korean Won, Euro, Japanese Yen, Mexican Peso, Czech Koruna, Hungarian Forint and Indian Rupee. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. As of March 31, 2015, the net fair value of foreign currency forward and option contracts was a liability of $10 million while at December 31, 2014, the net fair value of forward and option contracts was a liability of $22 million.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $269 million and $288 million for foreign currency derivative financial instruments as of March 31, 2015 and December 31, 2014, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars. The Company does not enter into foreign exchange contracts to mitigate this exposure.
Interest Rate Risk

The Company is subject to interest rate risk, principally in relation to variable rate debt. The Company may use derivative financial instruments to manage exposure to fluctuations in interest rates. However, as of March 31, 2015, the Company had no outstanding interest rate derivative instruments. Approximately 96% and 95% of the Company's borrowings were effectively on a variable rate basis as of March 31, 2015 and December 31, 2014, respectively. The Company continues to evaluate its interest rate exposure and may use swaps or other derivative instruments again in the future.
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

On July 1, 2014, the Company completed the acquisition of substantially all of the global automotive electronics business of Johnson Controls Inc. (the "Electronics Acquisition") for an aggregate purchase price of $297 million, including $31 million of cash and equivalents at the acquired business. As noted in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, management excluded entities acquired in the Electronics Acquisition from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. The acquired global electronics business of Johnson Controls represented approximately 12% of the Company's total assets as of December 31, 2014 and 9% of sales for the year ended December 31, 2014.

As of March 31, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures, excluding all entities which were newly acquired in 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015.

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is integrating entities acquired in the Electronics Acquisition into the Company's operations, compliance programs and internal control processes. Specifically, as permitted by SEC rules and regulations, the Company has excluded these newly acquired entities from management's evaluation of internal controls over financial reporting as of December 31, 2014.

Part II
Other Information

Item 1.	Legal Proceedings

See the information above under Note 16, "Commitments and Contingencies," to the consolidated financial statements which is incorporated herein by reference.

Item 1A.	Risk Factors

For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. See also, "Forward-Looking Statements" included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the fourth quarter of 2014.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
Jan. 1, 2015 to Jan. 31, 2015	—	—	—	$375
Feb. 1, 2015 to Feb. 28, 2015	20,190	$100.88	—	$375
Mar. 1, 2015 to Dec. 31, 2015	1,318	$96.12	—	$375
Total	21,508	$100.59	—	$375

(1)
This column includes 21,508 shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share and stock unit awards made pursuant to the Visteon Corporation 2010 Incentive Plan.

(2)
On August 11, 2013, the board of directors increased its share repurchase program authorization by $875 million to a total authorization to repurchase up to $1 billion of the Company's common stock thereafter until December 31, 2015. In May 2014, the Company entered into an accelerated stock buyback "(ASB") program with a third-party financial institution to repurchase shares of common stock for an aggregate purchase price of $500 million. Under the ASB program, the Company paid the financial institution $500 million and received an initial delivery of 3,394,157 shares of common stock using a reference price of $92.07, and an additional delivery of 1,129,001 shares of common stock following the conclusion of the hedge period which determined a certain minimum amount of shares guaranteed under a portion of the program that had a maximum per share price of $100.54. On October 15, 2014, the capped portion of the program concluded, and the Company received an additional 112,269 shares. The final settlement price for all shares delivered under the capped portion of the program was $96.19. On May 1, 2015, the uncapped portion of the program concluded and the Company received an additional 534,214 shares. The final settlement price for all shares delivered under the uncapped portion of the program was $97.25. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions, non-discretionary programs or in privately negotiated transactions depending on market and economic conditions, share price, trading volumes, alternative uses of capital and other factors.

Item 6.	Exhibits

See Exhibit Index on Page 45.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Visteon Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ Michael J. Widgren
Michael J. Widgren
Senior Vice President, Corporate Controller and Chief Accounting Officer

Date: May 7, 2015

Exhibit Index

Exhibit No.	Description
10.13
Amendment No. 1, dated as of March 25, 2015, to Credit Agreement, dated as of April 9, 2014, by and among Visteon Corporation, each lender from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on March 27, 2015).

31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated May 7, 2015.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated May 7, 2015.
32.1	Section 1350 Certification of Chief Executive Officer dated May 7, 2015.
32.2	Section 1350 Certification of Chief Financial Officer dated May 7, 2015.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
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