Form 10-Q
period 2015-06-30
VISTEON CORP
filed 2015-08-05
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015,
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
Large accelerated filer  ✓  Accelerated filer  __   Non-accelerated filer __   Smaller reporting company  __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of July 31, 2015, the registrant had outstanding 40,429,047 shares of common stock.
Exhibit index located on page number 65.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.	Consolidated Financial Statements
VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Sales	$812	$503	$1,628	$1,003
Cost of sales	713	446	1,417	873
Gross margin	99	57	211	130
Selling, general and administrative expenses	65	48	123	94
Restructuring expense	12	13	15	14
Interest expense	7	7	12	15
Interest income	1	2	1	4
Loss on debt extinguishment	5	23	5	23
Equity in net income of non-consolidated affiliates	12	7	11	7
Gain on sale of non-consolidated affiliates	62	2	62	2
Other (income) expense, net	(4)	16	8	22
Income (loss) before income taxes	89	(39)	122	(25)
Provision (benefit) for income taxes	24	(2)	33	11
Net income (loss) from continuing operations	65	(37)	89	(36)
Income (loss) from discontinued operations, net of tax	2,159	(104)	2,205	(57)
Net income (loss)	2,224	(141)	2,294	(93)
Net income attributable to non-controlling interests	16	14	36	43
Net income (loss) attributable to Visteon Corporation	$2,208	$(155)	$2,258	$(136)

Basic earnings (loss) per share:
Continuing operations	$1.34	$(0.89)	$1.76	$(1.04)
Discontinued operations	49.54	(2.46)	49.79	(1.85)
Basic earnings (loss) per share attributable to Visteon Corporation	$50.88	$(3.35)	$51.55	$(2.89)

Diluted earnings (loss) per share:
Continuing operations	$1.31	$(0.89)	$1.71	$(1.04)
Discontinued operations	48.42	(2.46)	48.58	(1.85)
Diluted earnings (loss) per share attributable to Visteon Corporation	$49.73	$(3.35)	$50.29	$(2.89)

Comprehensive income (loss):
Comprehensive income (loss)	$2,303	$(107)	$2,323	$(80)
Comprehensive income (loss) attributable to Visteon Corporation	$2,288	$(131)	$2,296	$(124)

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)
(Unaudited)

	June 30	December 31
	2015	2014
ASSETS
Cash and equivalents	$2,857	$476
Restricted cash	9	9
Accounts receivable, net	554	572
Inventories, net	204	208
Current assets held for sale	18	1,630
Other current assets	285	239
Total current assets	3,927	3,134

Property and equipment, net	338	363
Intangible assets, net	148	156
Investments in non-consolidated affiliates	63	99
Non-current assets held for sale	—	1,425
Other non-current assets	462	146
Total assets	$4,938	$5,323

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$29	$29
Accounts payable	484	513
Accrued employee liabilities	124	114
Current liabilities held for sale	11	959
Other current liabilities	353	217
Total current liabilities	1,001	1,832

Long-term debt	349	587
Employee benefits	456	489
Deferred tax liabilities	36	53
Non-current liabilities held for sale	—	430
Other non-current liabilities	246	111

Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding at June 30, 2015 and December 31, 2014)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million and 54 million shares issued, and 40 million and 44 million shares outstanding at June 30, 2015 and December 31, 2014, respectively)	1	1
Stock warrants	2	3
Additional paid-in capital	1,230	1,246
Retained earnings	2,919	661
Accumulated other comprehensive loss	(261)	(299)
Treasury stock	(1,203)	(747)
Total Visteon Corporation stockholders’ equity	2,688	865
Non-controlling interests	162	956
Total equity	2,850	1,821
Total liabilities and equity	$4,938	$5,323

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS1
(Dollars in Millions)
(Unaudited)

	Six Months Ended June 30
	2015	2014
Operating Activities
Net income (loss)	$2,294	$(93)
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on Climate Transaction	(2,332)	—
Gain on sale of non-consolidated affiliates	(62)	(2)
Asset impairments and losses on divestitures	16	173
Depreciation and amortization	127	130
Loss on debt extinguishment	5	23
Equity in net income of non-consolidated affiliates, net of dividends remitted	(2)	5
Non-cash stock-based compensation	6	6
Other non-cash items	3	7
Changes in assets and liabilities:
Accounts receivable	(18)	(78)
Inventories	(32)	(18)
Accounts payable	32	21
Accrued income taxes	142	12
Other assets and other liabilities	25	(59)
Net cash provided from operating activities	204	127
Investing Activities
Proceeds from Climate Transaction	2,664	—
Capital expenditures	(122)	(127)
Loan to non-consolidated affiliate	(10)	—
Proceeds from sale of non-consolidated affiliates	91	58
Other business divestitures and acquisitions	(24)	(7)
Other	5	5
Net cash provided from (used by) investing activities	2,604	(71)
Financing Activities
Short-term debt, net	(6)	35
Proceeds from issuance of debt, net of issuance costs	—	590
Principal payments on debt	(250)	(4)
Repurchase of long-term notes	—	(419)
Repurchase of common stock	(500)	(500)
Dividends paid to non-controlling interests	(31)	(45)
Exercised warrants and stock options	19	9
Other	(1)	(2)
Net cash used by financing activities	(769)	(336)
Effect of exchange rate changes on cash and equivalents	(9)	2
Net increase (decrease) in cash and equivalents	2,030	(278)
Cash and equivalents at beginning of the period	827	1,677
Cash and equivalents at end of the period	$2,857	$1,399
1 The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories. As such, cash and equivalents above include amounts reflected in current assets held for sale on the Consolidated Balance Sheets.
See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business

Visteon Corporation (the “Company” or “Visteon”) is a global supplier of automotive systems, modules and components to automotive original equipment manufacturers (“OEMs”) worldwide including Ford, Nissan, Renault, Mazda, BMW, General Motors and Honda. Headquartered in Van Buren Township, Michigan, Visteon has a current workforce of approximately 11,500 employees dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., with a heavy concentration in low-cost geographic regions.

Visteon delivers value for its customers and stockholders through its technology-focused core vehicle cockpit electronics business. The Company's vehicle cockpit electronics product line includes audio systems, infotainment systems, driver information systems, connectivity and telematics solutions and electronic control modules. The Company's vehicle cockpit electronics business is comprised of and reported under the Electronics segment. In addition to the Electronics segment, the Company has residual operations in South America and Europe previously associated with the Interiors and Climate businesses, not subject to discontinued operations classification, that comprise the Other segment.

Climate

On June 9, 2015, Visteon Corporation and its wholly owned subsidiary, VIHI, LLC (collectively, “Visteon”) completed the sale to Hahn & Co. Auto Holdings Co., Ltd. (“Hahn”) and Hankook Tire Co., Ltd. (“Hankook” and, together with Hahn, the “Purchasers”) of all of its shares of Halla Visteon Climate Control Corporation, a Korean corporation (“HVCC”), for approximately $3.4 billion, or KRW 52,000 per share, after adjusting for the 2014 dividend paid by HVCC to Visteon (the “Climate Transaction”), pursuant to and in accordance with the Share Purchase Agreement, dated as of December 17, 2014 (the “Purchase Agreement”), among Visteon and the Purchasers. See Note 3 "Discontinued Operations" for additional disclosures. The Company received net cash proceeds of approximately $2.7 billion and recognized a pre-tax gain of approximately $2.3 billion in connection with the closing of the Climate Transaction.

In connection with the closing of the Climate Transaction, Visteon, HVCC and/or the Purchasers have entered into certain other agreements, including a transition agreement (pursuant to which the parties will provide certain transition services for a specified period following the closing), a remediation agreement (pursuant to which Visteon will provide certain information technology services for a period of time), engineering and support agreements (pursuant to which the parties will support certain operations of the other following the closing), and a letter agreement (pursuant to which Visteon has agreed to purchase from HVCC certain electronics operations located in India).

Electronics
On July 1, 2014, the Company completed the acquisition of substantially all of the global automotive electronics business of Johnson Controls Inc. (the "Electronics Acquisition") for an aggregate purchase price of $299 million funded with cash on hand, including $31 million of cash and equivalents at the acquired business. The operating results for the business acquired have been included in the Electronics segment from the date of acquisition. The Electronics Acquisition was accounted for as a business combination, with the purchase price allocated on a preliminary basis as of July 2014.

Interiors
In May 2014, pursuant to a Master Purchase Agreement, as subsequently amended, Visteon agreed to divest substantially all of its global Interiors business (the "Interiors Divestiture") in exchange for the assumption of certain liabilities related to the Company's Interiors business and the payment of nominal cash consideration. Effective November 1, 2014, the Company closed on the majority of the Interiors Divestiture (the "Master Closing"). Subsequent to the Master Closing, Visteon completed the sale of Interiors operations in India and Thailand on December 1, 2014 and February 2, 2015, respectively. Remaining operations subject to the Interiors Divestiture are located in Argentina and Brazil and are expected to close during 2015. Assets and liabilities associated with these operations continue to meet the "held for sale" criteria at June 30, 2015 and were classified as "Other current assets" or "Other current liabilities" in the consolidated balance sheets. These remaining transactions are subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions, and may be subject to further cash impacts based on purchase price adjustments at the time of closing. The Company expects to record losses in connection with the Argentina and Brazil portions of the Interiors Divestiture in future periods upon closing, which are estimated to be approximately $20 million.

In preparing the June 30, 2015, financial statements, the Company determined that an indicator of impairment existed in relation to the long-lived assets of the European Interiors operation that is not subject to the Interiors Divestiture. Accordingly, the Company performed a recoverability test utilizing a probability weighted analysis of cash flows associated with continuing the operations and estimated cash flows associated with the potential sale of the operations. As a result of the analysis, the Company concluded that the assets were not recoverable. However, as the fair value of the underlying assets were determined to be in excess of the respective carrying value, no impairment was recorded as of June 30, 2015. The Company continues to pursue strategic alternatives to fully divest of its remaining European Interiors operation. To the extent that a sale transaction becomes more likely to occur in future periods an impairment charge may be required and such charge could be material. Additionally, due to certain liabilities and capital requirements of this remaining business, Visteon may be required to contribute cash to such business in connection with any disposition and such amounts could be material. As of June 30, 2015, the Company did not meet the specific criteria considered necessary for the European Interiors operation to be considered held for sale.

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

Other (Income) Expense, Net: Other (income) expense, net includes transformation initiatives, integration costs and a provision for losses on recoverable taxes. Transformation initiatives include financial and advisory fees incurred in connection with execution of the Company's comprehensive value creation plan and certain severance costs associated with the Electronics Acquisition and the Climate Transaction. Transformation initiatives also include favorable hedging and exchange impacts of $22 million and $19 million for the three and six-month periods ended June 30, 2015 respectively, related to the Climate Transaction proceeds.

Integration costs include costs associated with re-branding, facility modification, information technology readiness and related professional services necessary to integrate businesses associated with the Electronics Acquisition. The Company expects to incur total integration costs of $40 million over a two-year period through the end of 2015, of which $27 million has been incurred through June 30, 2015.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Dollars in Millions)
Transformation initiatives	$(9)	$3	$(1)	$7
Integration costs	5	5	9	7
Provision for losses on recoverable taxes	—	8	—	8
	$(4)	$16	$8	$22

Cash and Equivalents: The Company considers all highly liquid investments purchased with a maturity of three months or less, including short-term time deposits, commercial paper, repurchase agreements and money market funds to be cash equivalents. As of June 30, 2015 the remaining cash related to the Climate Transaction proceeds is invested in a diversified portfolio of conservative cash and cash equivalents including money market funds, commercial paper rated A2/P2 and above with maturity under three months, and time deposits which mature under three months with highly rated banking institutions.  The Company has $964 million in AAA rated money market mutual funds, all with daily liquidity, that are invested in high quality government  and prime securities with asset values exceeding $15 billion per fund.  The recorded value of such funds approximates fair value based on the nature of the investment.

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $7 million related to the Letter of Credit Facility with US Bank National Association, and $2 million related to cash collateral for other corporate purposes at June 30, 2015.

Investments in Affiliates: The Company recorded equity in the net income of affiliates of $12 million and $7 million for the three-month periods ended June 30, 2015 and 2014, respectively. For the six-month periods ended June 30, 2015, and 2014, the Company recorded $11 million and $7 million, respectively. Investments in affiliates were $63 million and $99 million at June 30, 2015 and December 31, 2014, respectively. At June 30, 2015, affiliates accounted for under the equity method totaled $52 million and affiliates accounted for under the cost method totaled $11 million. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and fair value.

In June 2015, the Company completed the sale of its 12.5% ownership interest in Yangfeng Visteon Jinqiao Automotive Trim Systems Co., Ltd. ("Jinqiao"), a Chinese automotive supplier for proceeds of approximately $91 million and recorded a pre-tax gain of $62 million during the three and six months ended June 30, 2015.

In April 2014, the Company completed the sale of its 50% ownership interest in Duckyang Industry Co., Ltd. ("Duckyang"), a Korean automotive interiors supplier. In connection with the transaction, the Company received total cash of approximately $31 million, including $6 million of dividends. The Company recorded a pre-tax gain of approximately $2 million on this transaction during the three and six months ended June 30, 2014.

Product Warranty and Recall: Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality and legal functions and include due consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. During the six months ended June 30, 2015, the Company recorded $13 million as changes in estimates for customer actions related to defective supplier parts. The following table provides a reconciliation of changes in the product warranty and recall claims liability.

	Six Months Ended June 30
	2015	2014
	(Dollars in Millions)
Beginning balance	$21	$23
Accruals for products shipped	8	3
Changes in estimates	13	—
Foreign currency translation	(3)	—
Settlements	(3)	(3)
Ending balance	$36	$23

Recently Issued Accounting Pronouncements: In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-8, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". This ASU changes the requirements for reporting discontinued operations to disposals of components of an entity that represent strategic shifts that have a major effect on an entity’s operations and financial results and does not prohibit continuing involvement. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not qualify for discontinued operations reporting. The guidance was effective for interim and annual periods beginning after December 15, 2014, and should be applied prospectively. The Company adopted this new standard prospectively with effect from January 1, 2015.

In May 2014, the FASB issued ASU No. 2014-9, "Revenue from Contracts with Customers", which is the new comprehensive revenue recognition standard that will supersede existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. This ASU allows for both retrospective and prospective methods of adoption. In July 2015, the FASB approved a one-year deferral of the effective date of the standard. As such, the new standard will become effective for annual and interim periods beginning after December 15, 2017 with early adoption on the original effective date permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In February 2015, the FASB issued ASU No. 2015-2, "Consolidation (Topic 810)—Amendments to the Consolidation Analysis", which provides guidance on evaluating whether a reporting entity should consolidate certain legal entities. Specifically, the amendments modify the evaluation of whether limited partnerships and similar legal entities are variable interest entities ("VIEs") or voting interest entities. Further, the amendments eliminate the presumption that a general partner should consolidate a limited partnership, as well as affect the consolidation analysis of reporting entities that are involved with VIEs, particularly those that have fee arrangements and related party relationships. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity may apply the amendments using a modified retrospective approach or a full retrospective application. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

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

In May 2015, the FASB issued ASU 2015-7, “Fair Value Measurement (Topic 820): Disclosures for Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent)”. This amendment removes the requirement to categorize within the fair value hierarchy all investments for which fair value is measured using the net asset value per share. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. A reporting entity should apply the amendments retrospectively to all periods presented. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

NOTE 3. Discontinued Operations

The operations subject to the Interiors Divestiture and Climate Transaction met conditions required to qualify for discontinued operations reporting. Accordingly, the results of operations for the Interiors and Climate businesses have been reclassified to Income (loss) from discontinued operations, net of tax in the consolidated statements of comprehensive income for the three and six-month periods ended June 30, 2015 and 2014.

Discontinued operations are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Dollars in Millions)
Sales	$933	$1,537	$2,168	$3,019
Cost of sales	862	1,371	2,000	2,731
Gross margin	71	166	168	288
Selling, general and administrative expenses	35	50	75	98
Gain on Climate Transaction	2,332	—	2,332	—
Loss and impairment on Interiors Divestiture	2	173	16	173
Restructuring expense	1	4	2	5
Interest expense, net	1	1	2	3
Equity in net income of non-consolidated affiliates	3	4	6	6
Other (income) expense, net	(1)	5	5	9
Income (loss) from discontinued operations before income taxes	2,368	(63)	2,406	6
Provision for income taxes	209	41	201	63
Income (loss) from discontinued operations, net of tax	2,159	(104)	2,205	(57)
Net income attributable to non-controlling interests	9	10	24	30
Net income (loss) from discontinued operations attributable to Visteon	$2,150	$(114)	$2,181	$(87)

During the three-month period ended June 30, 2015, the Company received $3.4 billion of gross proceeds and recorded a $2.3 billion in pre-tax gain associated with the Climate Transaction. A summary of the gain is summarized below (dollars in millions):

Gross proceeds	(1)	$3,423
Korea withholding tax	(2)	(377)
Professional fees	(3)	(20)
Korea security transaction tax	(4)	(17)
Divested cash balances	(5)	(345)
Net cash provided from investing activities		2,664
Net assets divested, excluding cash balances	(5)	(557)
Information technology separation and service obligations	(6)	(53)
Employee related charges	(7)	(45)
Electronics business repurchase obligation	(8)	(50)
Professional fees	(3)	(4)
Korea withholding tax recoverable	(2)	377
Net gain on Climate Transaction		$2,332

(1) Gross proceeds of $3.423 billion were received in connection with the Climate Transaction, translated at a spot rate of 1121.5 KRW to USD on June 9, 2015. Impacts of related hedging activities and exchange on proceeds conversion into USD are included in the Company's consolidated statements of comprehensive income as "Other (income) expense, net" for the three and six months ended June 30, 2015.

(2) The Company remitted Korean withholding tax of $377 million, reducing proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the six months ended June 30, 2015. The Company believes it is more likely than not that such amounts will be recovered within one to five years after transaction close. The withholding tax recoverable is included the Company's consolidated balance sheets as "Other non-current assets" as of June 30, 2015.

(3) Professional fees of $24 million, representing fees paid to financial advisors, were based on a percentage of the gross proceeds, partially offset by previously paid retainer fees of $4 million, for a net payment of $20 million reducing proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the six months ended June 30, 2015.

(4) Security transaction taxes of $17 million were remitted to the Korean government as of the transaction close, reducing proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the six months ended June 30, 2015.

(5) Net assets of $902 million, including assets, liabilities, accumulated other comprehensive income and non-controlling interests, were divested in connection with the Climate Transaction. Divested assets included $345 million of cash balances, reflected as a reduction of transaction proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the six months ended June 30, 2015.

(6) In connection with the Climate Transaction, the Company has entered an agreement pursuant to which Visteon will provide information technology ongoing and separation services for HVCC to fully operate as an independent entity with estimated costs of approximately $53 million. The information technology liability is included in the Company's consolidated balance sheets as "Other current liabilities" as of June 30, 2015.

(7) Employee related charges of $45 million include bonus payments, the Company's assumption of incentive plan liabilities, and impacts of employment change in control provisions. Bonus payments of $30 million are classified in the Company's net cash provided from operating activities within the Company's consolidated statements of cash flows for the six months ended June 30, 2015. Amounts remaining to be paid are included in the Company's consolidated balance sheets as "Accrued employee liabilities" as of June 30, 2015.

(8) In connection with the Climate Transaction, the Company has entered an agreement to purchase certain electronics operations located in India, expected to close in 2016 after legal separation and regulatory approvals are met. The Company has recorded a repurchase obligation of $50 million, representing the estimated purchase price of the subject business. The Company continues to consolidate the business, with net assets of approximately $22 million, based on the Company’s continued controlling financial interest.  The Company’s controlling financial interest was evaluated based on continued operating control and obligation to fund losses or benefit from earnings.  The business is included in a legal entity currently owned by HVCC and therefore the Electronics business assets are not available for general corporate purposes.  The repurchase obligation is included in the Company’s consolidated balance sheets as “Other current liabilities” as of June 30, 2015.

During the three and six-month periods ended June 30, 2015, the Company recorded additional losses and adjustments related to the Interiors Divestiture of $2 million and $16 million, respectively, including $3 million attributable to the sale of operations in Thailand. Consideration associated with the Interiors Divestiture remains subject to further adjustments.

Assets and liabilities related to the Interiors and Climate businesses have been reclassified as held for sale in the consolidated balance sheets. As of June 30, 2015, held for sale balances include assets and liabilities associated with operations subject to the Interiors Divestiture located in Argentina and Brazil.

Held for sale balances are summarized as follows:

	June 30	December 31
	2015	2014
	(Dollars in Millions)
ASSETS HELD FOR SALE
Cash and equivalents	$—	$346
Restricted cash	—	—
Accounts receivable, net	12	779
Inventories, net	5	329
Other current assets	1	176
Total current assets held for sale	18	1,630

Property and equipment, net	—	1,077
Intangible assets, net	—	251
Investments in non-consolidated affiliates	—	66
Other non-current assets	—	31
Total non-current assets held for sale	—	1,425
Total assets held for sale	$18	$3,055

LIABILITIES HELD FOR SALE
Short-term debt, including current portion of long-term debt	$—	$113
Accounts payable	8	673
Employee benefits	3	60
Other current liabilities	—	113
Total current liabilities held for sale	11	959

Long-term debt	—	252
Employee benefits	—	77
Deferred tax liabilities	—	67
Other non-current liabilities	—	34
Total non-current liabilities held for sale	—	430
Total liabilities held for sale	$11	$1,389

The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories within the consolidated statements of cash flows. Cash and non-cash items for certain operating and investing activities related to discontinued operations for the six months ended June 30, 2015 and 2014 are as follows:

	Six Months Ended June 30
	2015	2014
	(Dollars in Millions
Depreciation and amortization	$85	$101
Asset impairments and losses on divestiture	$16	$173
Capital expenditures	$81	$94

Note 4. Restructuring Activities

During the three and six-month periods ended June 30, 2015, the Company recorded $13 million and $17 million, respectively, of restructuring expenses, including $1 million and $2 million for the three and six months ended June 30, 2015, respectively related to discontinued operations. Given the economically-sensitive and highly competitive nature of the automotive industry, the Company continues to closely monitor current market factors and industry trends taking action as necessary, including but not limited to, additional restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

Electronics

In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve cost savings through transaction synergies. Through June 30, 2015, the Company has recorded approximately $49 million of restructuring expenses under this program, associated with approximately 1,000 employees, and expects to incur up to approximately $60 million of restructuring costs during the program. During the three and six months ended June 30, 2015, the Company recorded $9 million and $12 million, respectively, of severance and termination benefits under this program associated with approximately 420 employees. The Company anticipates recording additional restructuring charges related to this program in future periods as underlying plans are finalized. Approximately $34 million remains accrued at June 30, 2015.

Corporate

The Company previously announced a restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. In connection with that program, the Company announced plans to realign its corporate and administrative functions directly to their corresponding operational beneficiary. The Company recorded $3 million and $1 million for restructuring expenses during the six months ended June 30, 2015 and 2014, respectively, primarily related to severance and termination benefits. As of June 30, 2015, $3 million remains accrued for this program.

Other

During 2014, the Company recorded $17 million and $18 million for the three and six months ended June 30, 2014, respectively, of restructuring expenses, including $4 million and $5 million for the three and six months ended June 30, 2014, respectively, related to discontinued operations. The expenses primarily related to employee and severance termination benefits, associated with Other operations, including the following activities:

•
The closure of a facility located in Quilmes, Argentina. In connection with the closure, the Company recorded $10 million of restructuring expenses, primarily related to severance and termination benefits associated with approximately 270 employees. Approximately $1 million remains accrued at June 30, 2015.

•
The closure of a facility located in Port Elizabeth, South Africa. In connection with the closure, the Company recorded and paid cash to settle $2 million of restructuring expenses, primarily related to severance and termination benefits associated with approximately 90 employees.

•
In connection with the previously announced restructuring of three Interiors facilities in France, the Company recorded an additional $5 million of restructuring expenses, classified as discontinued operations, of which $4 million remains accrued as of June 30, 2015, in addition to $2 million associated with a previously announced program for the fundamental reorganization of operations at a facility in Brazil. The Company retained approximately $6 million of restructuring reserves as part of the Interiors Divestiture.

Restructuring Reserves

Restructuring reserve balances of $44 million and $39 million at June 30, 2015 and December 31, 2014, respectively, are classified as "Other current liabilities" on the consolidated balance sheets. The Company anticipates that the activities associated with the restructuring reserve balance will be substantially completed by the first half of 2016. The Company’s consolidated restructuring reserves and related activity are summarized below, including amounts associated with discontinued operations.

	Electronics	Corporate	Other	Total
	(Dollars in Millions)
December 31, 2014	$30	$—	$9	$39
Expense	3	—	1	4
Utilization	(2)	—	(1)	(3)
Foreign currency	(3)	—	(1)	(4)
March 31, 2015	28	—	8	36
Expense	9	3	1	13
Utilization	(4)	—	(2)	(6)
Foreign currency	1	—	—	1
June 30, 2015	$34	$3	$7	$44

Utilization represents payments for severance and other employee termination benefits and special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans.

NOTE 5. Inventories

Inventories consist of the following components:

	June 30	December 31
	2015	2014
	(Dollars in Millions)
Raw materials	$120	$117
Work-in-process	44	43
Finished products	57	62
Valuation reserves	(17)	(14)
	$204	$208

NOTE 6. Other Assets

Other current assets are comprised of the following components:

	June 30	December 31
	2015	2014
	(Dollars in Millions)
Recoverable taxes	$75	$67
Non-trade receivables	58	28
Contractually reimbursable engineering costs	49	36
Joint venture receivables	47	52
Prepaid assets and deposits	34	30
Deferred tax assets	16	20
Other	6	6
	$285	$239
Non-trade receivables represent accounts receivable that the Company is invoicing on behalf of the buyer of the Interiors business. In connection with the Interiors Divestiture, the Company is invoicing on behalf of the buyer until underlying contractual customer agreements are transferred or otherwise modified.

Other non-current assets are comprised of the following components:

	June 30	December 31
	2015	2014
	(Dollars in Millions)
Recoverable taxes	$404	$58
Deferred tax assets	20	24
Contractually reimbursable engineering costs	4	31
Other	34	33
	$462	$146
In connection with the Climate Transaction, $377 million of Korean capital gains tax was withheld by the Purchasers and paid to the Korean government, classified as recoverable taxes. The Company has initiated filings with the Korean tax authorities pursuing a refund of the capital gains tax pursuant to the applicable income tax treaty with Korea and believes it is more likely than not that such amount will be recovered over the subsequent one to five years.

Current and non-current contractually reimbursable engineering costs of $49 million and $4 million, respectively, at June 30, 2015 and $36 million and $31 million, respectively, at December 31, 2014, are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of approximately $22 million during the remainder of 2015, $28 million in 2016, $1 million in 2017, $1 million in 2018 and $1 million in 2019.

NOTE 7. Property and Equipment, net

Property and equipment, net consists of the following:

	June 30	December 31
	2015	2014
	(Dollars in Millions)
Land	$16	$17
Buildings and improvements	67	66
Machinery, equipment and other	361	337
Construction in progress	44	64
	488	484
Accumulated depreciation	(163)	(136)
	325	348
Product tooling, net of amortization	13	15
	$338	$363

Property and equipment is depreciated principally using the straight-line method of depreciation over the related asset's estimated useful life. Generally, buildings and improvements are depreciated over a 40-year estimated useful life, leasehold improvements are depreciated on a straight-line basis over the initial lease term period, and machinery, equipment and other are depreciated over estimated useful lives ranging from 3 to 15 years. Product tooling is amortized using the straight-line method over the estimated life of the tool, generally not exceeding six years. Depreciation and amortization expenses for property and equipment are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Dollars in Millions)
Depreciation	$17	$11	$32	$20
Amortization	1	1	2	1
	$18	$12	$34	$21

NOTE 8. Intangible Assets, net

Intangible assets, net at June 30, 2015 and December 31, 2014, are comprised of the following:

		June 30, 2015			December 31, 2014
	Estimated Weighted Average Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(Dollars in Millions)
Definite-Lived:
Developed technology	7	$39	$17	$22	$39	$13	$26
Customer related	10	87	14	73	87	10	77
Other	32	8	1	7	8	1	7
Subtotal		134	32	102	134	24	110
Indefinite-Lived:
Goodwill		46	—	46	46	—	46
Total		$180	$32	$148	$180	$24	$156

The Company recorded approximately $4 million and $8 million of amortization expense related to definite-lived intangible assets for the three and six-month periods ended June 30, 2015. The Company currently estimates annual amortization expense to be $15 million for 2015, $14 million for 2016, $12 million for 2017, $12 million for 2018 and $12 million for 2019. Indefinite-lived intangible assets are not amortized but are tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired.

A roll-forward of the carrying amounts of intangible assets is presented below:

	Definite-lived intangibles			Indefinite-lived intangibles
	Developed Technology	Customer Related	Other	Goodwill	Total
	(Dollars in Millions)
Balance at December 31, 2014	$26	$77	$7	$46	$156
Amortization	(4)	(4)	—	—	(8)
Balance at June 30, 2015	$22	$73	$7	$46	$148

NOTE 9. Other Liabilities

Other current liabilities are summarized as follows:

	June 30	December 31
	2015	2014
	(Dollars in Millions)
Information technology separation and service obligations	$57	$10
Non-trade payables	51	24
Electronics operations repurchase commitment	50	—
Restructuring reserves	44	39
Income taxes payable	28	11
Rent and royalties	24	24
Product warranty and recall accruals	19	11
Joint venture payables	17	22
Non-income taxes payable	16	13
Deferred income	9	14
Dividends payable	8	—
Foreign currency hedges	1	15
Deferred income taxes	—	3
Other	29	31
	$353	$217

Information technology separation and service obligations were established in connection with the Climate Transaction and Interiors Divestiture, representing ongoing and separation services for the divested businesses to operate as independent entities. As of June 30, 2015 and December 31, 2014 remaining obligations totaled $57 million and $10 million, respectively.

In connection with the Climate Transaction, the Company entered an agreement to purchase certain electronics operations located in India, expected to close in 2016 after legal separation and regulatory approvals are met. The Company has recorded a repurchase obligation of $50 million, representing the estimated purchase price of the subject business.

Non-trade payables represent accounts payable for purchases the Company has made on behalf of the buyer of the Interiors business. In connection with the Interiors Divestiture, the Company agreed to continue to pay suppliers on behalf of the buyer until underlying contractual supplier agreements are transferred or otherwise modified.

Other non-current liabilities are summarized as follows:

	June 30	December 31
	2015	2014
	(Dollars in Millions)
Income tax reserves	$190	$47
Deferred income	17	20
Product warranty and recall accruals	17	10
Non-income tax reserves	10	19
Other	12	15
	$246	$111

Income tax reserves include $147 million related to the anticipated U.S. income tax after the utilization of available net operating loss carry-forwards and other tax attributes in connection with the Climate Transaction as well as reserves for uncertain tax benefits, including interest and penalties, of $43 million. See Note 12, "Income Taxes" for additional details.

NOTE 10. Debt

The Company’s short and long-term debt consists of the following:

	June 30	December 31
	2015	2014
	(Dollars in Millions)
Short-Term Debt:
Current portion of long-term debt	$1	$8
Short-term borrowings	28	21
	$29	$29
Long-Term Debt:
Term debt facility	$346	$583
Other	3	4
	$349	$587

Short-Term Debt

Short-term borrowings are related to the Company's non-U.S. joint ventures and are payable in Chinese Renminbi and Russian Ruble. As of June 30, 2015 and December 31, 2014, the Company had international affiliate short-term borrowings of $28 million and $21 million, respectively. Short-term borrowings increased in 2015 primarily due to increased working capital needs at a joint venture in China. Available borrowings on outstanding affiliate credit facilities as of June 30, 2015, is approximately $24 million.

Long-Term Debt

The Credit Agreement, dated as of April 9, 2014 and as amended by Waiver and Amendment No. 1 dated as of March 25, 2015 (the “Credit Agreement”), by and among the Company, as borrower, each lender from time to time party thereto, each letter of credit issuer from time to time party thereto and Citibank, N.A., as administrative agent, provides for (i) an aggregate principal of $350 million (the “Term Facility”) and (ii) a $200 million revolving credit facility (the “Revolving Facility”). The Term Facility matures on April 9, 2021 and the Revolving Facility matures on April 9, 2019. The Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, including financial covenants and contains customary events of default. The Company was in compliance with such covenants at June 30, 2015.

The Company originally entered into a $600 million delayed draw Term Loan Facility on April 9, 2014 and subsequently executed an Amendment to the Credit Agreement on March 25, 2015. The Amendment, among other things, provides for certain modifications to the Credit Agreement to permit Visteon’s sale of its ownership interest in HVCC (Climate Transaction) and otherwise to update the Credit Agreement to account for HVCC no longer being a subsidiary of Visteon following the Climate Transaction. While certain waivers granted under the Amendment became effective on March 25, 2015, other waivers became effective concurrent with the consummation of the Climate Transaction on June 9, 2015. Under the Amendment, Term Lenders

agree to waive a requirement of the Credit Agreement that 100% of the net cash proceeds received by the Borrower or any of its Restricted Subsidiaries from the Climate Transaction be used to prepay the Term Loans so long as such net cash proceeds are used to prepay the Term Loans within five business days of the receipt of such net cash proceeds in an amount sufficient to reduce the aggregate principal amount of Term Loans outstanding after giving effect to such prepayment to no more than $350 million.

Visteon consummated the Climate Transaction on June 9, 2015 and subsequently paid down $246 million term loan principal on June 12, 2015 to reduce the outstanding aggregate principal amount of the Term Facility to approximately $350 million. In connection with the principal reduction, the 0.25% mandatory quarterly prepayment obligation was considered completed, therefore the Company will cease making quarterly amortization payments. During the three and six months ended June 30, 2015, the Company recorded $5 million of Loss on Debt Extinguishment costs, representing unamortized original issue discount, debt fees and amendment fees associated with the pay-down.

Other Long-Term Debt

As of June 30, 2015 and December 31, 2014, the Company had $3 million and $4 million, respectively, of other long-term debt outstanding, primarily related to information technology software leases.

NOTE 11. Employee Benefit Plans

Defined Benefit Plans

The Company's net periodic benefit costs for all defined benefit plans, including discontinued operations, for the three-month periods ended June 30, 2015 and 2014 were as follows:

	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
	(Dollars in Millions)
Costs Recognized in Income:
Service cost	$—	$—	$6	$6
Interest cost	9	13	6	6
Expected return on plan assets	(10)	(16)	(5)	(4)
Amortization of losses and other	—	—	3	—
Net pension (income) expense	$(1)	$(3)	$10	$8

The Company's net periodic benefit costs for all defined benefit plans, including discontinued operations, for the six-month periods ended June 30, 2015 and 2014 were as follows:

	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
	(Dollars in Millions)
Costs Recognized in Income:
Service cost	$—	$—	$13	$12
Interest cost	17	25	12	12
Expected return on plan assets	(21)	(31)	(11)	(8)
Amortization of losses and other	—	—	5	1
Net pension (income) expense	$(4)	$(6)	$19	$17

During the six-month period ended June 30, 2015, cash contributions to the Company's non-U.S. defined benefit pension plan were $11 million. The Company expects to make cash contributions to its U.S. defined benefit pension plans of $1 million and contributions to non-U.S. defined benefit pension plans of $21 million in 2015. The Company’s expected 2015 contributions may be revised.

Defined Contribution Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. For the U.S. defined contribution plan, the Company matches 100% of contributions on the first 6% of pay contributed. The expense related to matching contributions was approximately $2 million and $3 million for the three months ended June 30, 2015 and 2014, respectively. The expense related to matching contributions was approximately $7 million and $8 million for the six months ended June 30, 2015 and 2014, respectively.

NOTE 12. Income Taxes

During the three and six-month periods ended June 30, 2015, the Company recorded a provision for income tax on continuing operations of $24 million and $33 million, respectively, which includes income tax expense in countries where the Company is profitable, withholding taxes, changes in uncertain tax benefits, and the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions due to valuation allowances. Pre-tax losses from continuing operations in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $14 million and $68 million, for the six months ended June 30, 2015 and 2014, respectively, resulting in an increase in the Company's effective tax rate in those periods.

The Company provides for U.S. and non-U.S. income taxes and non-U.S. withholding taxes on the projected future repatriations of the earnings from its non-U.S. operations that are not considered permanently reinvested at each tier of the legal entity structure. During the six-month periods ended June 30, 2015 and 2014, the Company recognized expense of $5 million and $2 million, respectively, reflecting the Company's forecasts which contemplate numerous financial and operational considerations that impact future repatriations.

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

In connection with the Climate Transaction, the Company recorded anticipated U.S. income tax of $147 million, related to the gain on sale, which represents the net amount of U.S. tax after the utilization of available net operating loss carry-forwards and other tax attributes, under the more likely than not assumption the Korean withholding taxes as described further below will be refunded one to five years post-closing. This amount is reflected as discontinued operations income tax expense and the related liability is included in "Other non-current liabilities" on the consolidated balance sheets.

Unrecognized Tax Benefits

Gross unrecognized tax benefits at June 30, 2015 and December 31, 2014, including amounts attributable to discontinued operations, were $41 million and $60 million, respectively. Of these amounts approximately $39 million and $40 million represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at June 30, 2015 and December 31, 2014 were $4 million and $27 million, respectively.

There were several items that impacted the Company’s unrecognized tax benefits resulting in a $4 million net reduction in income tax expense, inclusive of interest and penalties, for the six-month period ended June 30, 2015, of which $7 million income tax benefit was reflected in continuing operations, partially offset by $3 million income tax expense reflected in discontinued operations. During the first quarter of 2015, the Company received a favorable order from the Joint Commissioner of Income Tax in India related to numerous appeals in connection with assessments initiated over seven years ago associated with the transfer price used to value certain share transactions. During the first and second quarters of 2015, the Internal Revenue Service completed consecutive audits of the Company's U.S. climate affiliate for the 2011 through 2013 tax years. In connection with the Climate Transaction, the Company eliminated substantially all of the unrecognized tax benefits associated with the climate legal entities by $21 million. Also in connection with this transaction, the amount of unrecognized tax benefits that impact the rate increased by $19 million to reflect the anticipated U.S. income tax related to the 2015 tax year after utilizing available tax attributes. As described further below, as a consequence of the Company abandoning its pursuit of further appeals related to the alleged underpayment of withholding tax on dividends paid from its Korean affiliates, the Company recorded $7 million of income tax expense related to dividends paid from its former Korean affiliates in 2013 and 2014.

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

Six Months Ended June 30, 2015
(Dollars in Millions)
Beginning balance	$60
Tax positions related to current period:
Additions	4
Tax positions related to prior periods:
Additions	12
Reductions	(35)
Ending balance	$41

In connection with the Climate Transaction, $377 million of Korean capital gains tax was withheld by the Purchasers and paid to the Korean government. The Company has initiated filings with the Korean tax authorities pursuing a refund of the capital gains tax pursuant to the applicable income tax treaty with Korea and believes it is more likely than not that such amount will be recovered over the subsequent one to five years. Also in connection with the Climate Transaction, the Company withdrew its appeals related to the alleged underpayment of withholding tax on dividends paid from its former Korean affiliates through 2012 and eliminated the various income tax refund claims previously recorded at the Climate legal entities. As a consequence of these actions, the Company established a long-term income tax receivable of $377 million and reduced its previous balance by approximately $12 million, of which $7 million was reflected in discontinued operations income tax expense and $5 million reflected as discontinued operations related to the gain on the Climate Transaction.

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

Appeal payments in Korea and Brazil, as well as contingent income tax refund claims associated with other jurisdictions, including applicable accrued interest income and exchange impacts, total $392 million as of June 30, 2015 and are included in Other non-current assets on the consolidated balance sheets.

NOTE 13. Stockholders’ Equity and Non-controlling Interests

Changes in equity for the three months ended June 30, 2015 and 2014 are as follows:

	2015			2014
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Three Months Ended June 30:
Beginning balance	$883	$940	$1,823	$1,931	$912	$2,843
Net income (loss) from continuing operations	58	7	65	(41)	4	(37)
Net income (loss) from discontinued operations	2,150	9	2,159	(114)	10	(104)
Net income (loss)	2,208	16	2,224	(155)	14	(141)
Other comprehensive income (loss)
Foreign currency translation adjustments	67	—	67	17	7	24
Benefit plans	17	—	17	—	—	—
Unrealized hedging (loss) gains	(4)	(1)	(5)	7	3	10
Total other comprehensive income (loss)	80	(1)	79	24	10	34
Stock-based compensation, net	11	—	11	11	—	11
Warrant exercises	6	—	6	—	—	—
Share repurchase	(500)	—	(500)	(500)	—	(500)
Business divestitures	—	(785)	(785)	—	—	—
Dividends to non-controlling interests	—	(8)	(8)	—	(26)	(26)
Ending balance	$2,688	$162	$2,850	$1,311	$910	$2,221

Changes in equity for the six months ended June 30, 2015 and 2014 are as follows:

	2015			2014
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Six Months Ended June 30:
Beginning balance	$865	$956	$1,821	$1,920	$953	$2,873
Net income (loss) from continuing operations	77	12	89	(49)	13	(36)
Net income (loss) from discontinued operations	2,181	24	2,205	(87)	30	(57)
Net income (loss)	2,258	36	2,294	(136)	43	(93)
Other comprehensive income (loss)
Foreign currency translation adjustments	—	(12)	(12)	6	(1)	5
Benefit plans	33	1	34	1	—	1
Unrealized hedging gains	5	2	7	5	2	7
Total other comprehensive income (loss)	38	(9)	29	12	1	13
Stock-based compensation, net	12	—	12	15	—	15
Warrant exercises	15	—	15	—	—	—
Share repurchase	(500)	—	(500)	(500)	—	(500)
Business divestiture	—	(785)	(785)	—	—	—
Dividends to non-controlling interests	—	(36)	(36)	—	(87)	(87)
Ending balance	$2,688	$162	$2,850	$1,311	$910	$2,221

Share Repurchase Program
As of January 1, 2014, a total of $875 million previously authorized by the Company's board of directors remained available for share repurchase. On May 8, 2014, the Company entered into an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $500 million. Under the program, the Company paid the financial institution $500 million and received an initial delivery of 3,394,157 shares of common stock using a reference price of $92.07, and an additional delivery of 1,129,001 shares of common stock following the conclusion of the hedge period which determined a certain minimum amount of shares guaranteed under a portion of the program that had a maximum per share price of $100.54. On October 15, 2014, the capped portion of the program concluded, and the Company received an additional 112,269 shares. The final settlement price for all shares delivered under the capped portion of the program was $96.19. On May 1, 2015, the uncapped portion of the program concluded and the Company received an additional 534,214 shares. The final settlement price for all shares delivered under the uncapped portion of the program was $97.25.

On June 11, 2015, the Company’s board of directors authorized an additional $125 million of share repurchase for a total of $500 million available through December 31, 2015. On June 16, 2015, the Company entered into a new ASB program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $500 million. Under the program, the Company paid the financial institution $500 million and received an initial delivery of 3,712,297 shares of common stock, which is approximately 80% of the total number of shares of the Company’s common stock expected to be repurchased under the ASB Agreement based on the closing price of the Company’s common stock on June 15, 2015. The final number of shares to be repurchased will be based on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the transaction, less an agreed discount and subject to adjustments pursuant to the terms and conditions of the ASB Agreement. The final settlement of the transaction under the ASB Agreement is expected to occur by the end of 2015 but may be accelerated at the option of the third-party financial institution.

The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market or privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other.

Non-Controlling Interests
Non-controlling interests in the Visteon Corporation economic entity are as follows:

	June 30	December 31
	2015	2014
	(Dollars in Millions)
HVCC	$—	$798
Yanfeng Visteon Automotive Electronics Co., Ltd. ("YFVE")	123	118
Shanghai Visteon Automotive Electronics, Co., Ltd.	37	39
Other	2	1
	$162	$956

Accumulated Other Comprehensive Income (Loss)
Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Dollars in Millions)
Changes in AOCI:
Beginning balance	$(341)	$(24)	$(299)	$(12)
Other comprehensive (loss) income before reclassification, net of tax	(4)	35	(42)	22
Amounts reclassified from AOCI	—	(11)	(4)	(10)
Climate divestiture	84	—	84	—
Ending balance	$(261)	$—	$(261)	$—

Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(205)	$(48)	$(138)	$(37)
Other comprehensive income (loss) before reclassification, net of tax (a)	4	17	(63)	6
Climate divestiture (b)	63	—	63	—
Ending balance	(138)	(31)	(138)	(31)
Benefit plans
Beginning balance	(140)	26	(156)	25
Other comprehensive (loss) income before reclassification, net of tax (a)	(6)	—	8	—
Amounts reclassified from AOCI (c)	3	—	5	1
Climate divestiture (b)	20	—	20	—
Ending balance	(123)	26	(123)	26
Unrealized hedging gain (loss)
Beginning balance	4	(2)	(5)	—
Other comprehensive (loss) income before reclassification, net of tax (d)	(2)	18	13	16
Amounts reclassified from AOCI (e)	(3)	(11)	(9)	(11)
Climate divestiture (b)	1	—	1	—
Ending balance	—	5	—	5
Total AOCI	$(261)	$—	$(261)	$—
(a) There were no income tax effects for either period due to the recording of valuation allowance.
(b) Amounts are included in Income from discontinued operations, net of tax, on the consolidated statements of comprehensive income.
(c) Amount included in the computation of net periodic pension cost. (See Note 11, "Employee Benefit Plans" for additional details.)
(d) Net tax benefit of $1 million and net tax expense $3 million are related to unrealized hedging (loss) gain for the three months ended June 30, 2015 and 2014, respectively. Net tax expense of $2 million are related to unrealized hedging gain for both the three and six months ended June 30, 2015 and 2014, respectively.
(e) Amount is included in Cost of sales in consolidated statements of comprehensive income.

Stock Warrants

During the three and six months ended June 30, 2015, the Company received payments of $5 million and $15 million related to approximately 139,000 and 303,000 warrants, respectively, converted to shares of common stock at an exercise price of $58.80 per share.

NOTE 14. Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income attributable to Visteon by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common and potential dilutive common shares outstanding. Performance based share units are considered contingently issuable shares, and are included in the computation of diluted earnings per share based on the number of shares that would be issuable if the reporting date were the end of the contingency period and if the result would be dilutive.

The table below provides details underlying the calculations of basic and diluted earnings (loss) per share:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(In Millions, Except Per Share Amounts)
Numerator:
Net income (loss) from continuing operations attributable to Visteon	$58	$(41)	$77	$(49)
Income (loss) from discontinued operations, net of tax	2,150	(114)	2,181	(87)
Net income (loss) attributable to Visteon	$2,208	$(155)	$2,258	$(136)
Denominator:
Average common stock outstanding - basic	43.4	46.2	43.8	47.1
Dilutive effect of warrants and PSUs	1.0	—	1.1	—
Diluted shares	44.4	46.2	44.9	47.1

Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon:
Continuing operations	$1.34	$(0.89)	$1.76	$(1.04)
Discontinued operations	49.54	(2.46)	49.79	(1.85)
	$50.88	$(3.35)	$51.55	$(2.89)
Diluted earnings (loss) per share attributable to Visteon:
Continuing operations	$1.31	$(0.89)	$1.71	$(1.04)
Discontinued operations	48.42	(2.46)	48.58	(1.85)
	$49.73	$(3.35)	$50.29	$(2.89)

The impact of dilutive potential common stock is not taken into consideration in loss periods as the impact would be anti-dilutive. Accordingly, dilutive potential common stocks have been excluded from the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2014, as applicable.

	June 30 2014
	Three Months Ended			Six Months Ended
	(In Millions, Except Per Share Amounts)
Number of warrants	1.5			1.5
Exercise price	$58.80			$58.80
Number of performance stock units	1.0			0.9
Number of stock options	0.2			0.2
Exercise price	$53.48	-	$84.67	$53.48	-	$84.67

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

Items Measured at Fair Value on a Non-recurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis. During the three and six-month periods ended June 30, 2015 and as further described in Note 3, "Discontinued Operations", the fair value of the assets and liabilities subject to the Interiors Divestiture were measured for an impairment test. For purposes of the recoverability test, the fair values of related assets and liabilities were determined using other observable inputs and were classified within Level 2 of the fair value hierarchy.

Fair Value of Debt

The Company's fair value of debt excluding debt included in Liabilities held for sale was approximately $381 million and $613 million at June 30, 2015 and December 31, 2014, respectively. Fair value estimates were based on quoted market prices or current rates for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 1, "Market Prices" and Level 2, "Other Observable Inputs" in the fair value hierarchy, respectively.

Financial Instruments

Foreign Exchange Risk: The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. The Company utilizes derivative financial instruments, including forward and option contracts, to protect the Company’s cash flow from changes in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s current primary hedged foreign currency exposures include the Euro, Japanese Yen, Indian Rupee and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies.

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

As of June 30, 2015 and December 31, 2014, the Company had derivative instruments that consisted primarily of option and forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $259 million and $2,884 million, respectively, maturities of these instruments generally do not exceed eighteen months. Approximately $111 million and $655 million of the notional amounts of these instruments as of June 30, 2015 and December 31, 2014, respectively, have been designated as cash flow hedges with the effective portion of the gain or loss reported in the "Accumulated other comprehensive loss" component of Stockholders’ equity in the Company’s consolidated balance sheets and such gains and losses will be reclassified at the time the underlying hedged transactions are realized. The ineffective portion of these instruments is recorded as cost of sales in the Company’s consolidated statements of comprehensive income, the impact of which is immaterial for the three and six month periods ended June 30, 2015 and 2014, respectively.

During the second quarter of 2015, the Company entered into currency exchange derivatives with a notional amount of $150 million to manage foreign currency exposure on certain non-U.S. denominated foreign entities. These derivatives have been designated as hedges of the Company's net investments in European affiliates with the effective portion of the gain or loss reported in the "Accumulated other comprehensive loss" component of Stockholder's equity in the Company's consolidated balance sheet. There was no ineffectiveness associated with these derivatives as of June 30, 2015 and the fair value of such derivatives is less than $1 million.

In December 2014, the Company entered into a foreign currency option contract with a notional amount of $2,229 million to manage foreign currency exposure on anticipated KRW denominated proceeds in connection with the Climate Transaction. During the six months ended June 30, 2015, the Company entered into offsetting foreign currency option contracts and non-deliverable forwards with notional amounts of $2,229 million each to lower related premium expenses. Final settlement of these hedges occurred during the second quarter in connection with the closing of the Climate Transaction. The Company recorded losses of $3 million and $6 million for the three and six months ended June 30, 2015, respectively, reflecting the change in the fair value of the foreign currency option and forward contracts, which was classified as "Other (income) expense, net" in the Company’s consolidated statements of comprehensive income.

Interest Rate Risk: The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company uses derivative financial instruments to manage exposure to fluctuations in interest rates in connection with its risk management policies. During the second quarter of 2015, the Company entered into interest rate swaps with a notional amount of $150 million that effectively convert designated cash flows associated with underlying interest payments on the Term Facility from a variable interest rate to a fixed interest rate, the maturities of these swaps will not exceed the underlying Term Facility. The instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in "Accumulated other comprehensive loss" component of Stockholders' equity in the Company's consolidated balance sheets and such gains and losses will be reclassified at the time the underlying hedged transactions are realized. The ineffective portion of these swaps is assessed based on the hypothetical derivative method and is recorded as interest expense in the Company's consolidated statements of comprehensive income. As of June 30, 2015 there was no ineffectiveness associated with these derivatives and the fair value was less than $1 million.

The interest rate swaps are valued under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying and non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data or are supported by observable levels at which transactions are executed in the marketplace. Accordingly, the Company's interest rate swaps are classified as Level 2, "Other Observable Inputs" in the fair value hierarchy.

Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s consolidated balance sheets at June 30, 2015 and December 31, 2014, as follows:

	Gross Amount Recognized		Gross Amounts Offset in the Statement of Financial Position		Net Amounts Presented in the Statement of Financial Position
	June 30	December 31	June 30	December 31	June 30	December 31
Foreign Currency Derivatives	2015	2014	2015	2014	2015	2014
	(Dollars in Millions)
Other Current Assets:
Designated	$4	$5	$1	$2	$3	$3

Other Current Liabilities:
Designated	$2	$6	$1	$1	$1	$5
Non-designated	—	10	—	—	—	10
	$2	$16	$1	$1	$1	$15

Gains and losses on derivative financial instruments recorded in cost of sales for the three and six-month periods ended June 30, 2015 and 2014 are as follows:

	Recorded in AOCI, net of tax		Reclassified from AOCI into Income		Recorded in Income
Foreign Currency Derivatives	2015	2014	2015	2014	2015	2014
	(Dollars in Millions)
Three Months Ended June 30:
Cost of sales:
Cash flow hedges	$(1)	$7	$3	$11	$—	$—
Non-designated cash flow hedges	—	—	—	—	(2)	1
Other (income) expense, net:
KRW option and forward contracts	—	—	(8)	—	5	—
	$(1)	$7	$(5)	$11	$3	$1
Six Months Ended June 30:
Cost of sales:
Cash flow hedges	$14	$5	$9	$11	$—	$—
Non-designated cash flow hedges	—	—	—	—	(3)	(1)
Other (income) expense, net:
KRW option and forward contracts	(4)	—	(8)	—	2	—
	$10	$5	$1	$11	$(1)	$(1)

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

The Company's credit risk with any individual customer does not exceed ten percent of total accounts receivables except for Ford and its affiliates which represent 20% of the Company's accounts receivables the each of the periods ended at June 30, 2015 and December 31, 2014, and Mazda which represents 10% of the Company's accounts receivable at June 30, 2015.

NOTE 16. Commitments and Contingencies

Litigation and Claims
In 2003, the Local Development Finance Authority of the Charter Township of Van Buren, Michigan (the “Township”) issued approximately $28 million in bonds finally maturing in 2032, the proceeds of which were used at least in part to assist in the development of the Company’s U.S. headquarters located in the Township. During January 2010, the Company and the Township entered into a settlement agreement (the “Settlement Agreement”) that, among other things, reduced the taxable value of the headquarters property to current market value and facilitated certain claims of the Township in the Company’s chapter 11 proceedings. The Settlement Agreement also provided that the Company would continue to negotiate in good faith with the Township in the event that property tax payments was inadequate to permit the Township to meet its payment obligations with respect to the bonds. In September 2013, the Township notified the Company in writing that it is estimating a shortfall in tax revenues of between $25 million and $36 million, which could render it unable to satisfy its payment obligations under the bonds. On May 12, 2015, the Township commenced a proceeding against the Company in the U. S. Bankruptcy Court for the District of Delaware in connection with the foregoing. Upon the Company’s motion to dismiss, the Township dismissed the proceeding before the Delaware Bankruptcy Court and re-commenced the proceeding against the Company in the Michigan Wayne County Circuit Court on July 2, 2015. The Township is seeking a declaratory judgment that, among other things, the Company is responsible under the Settlement Agreement for payment of any shortfall in the bond debt service payments. The Company disputes the factual and legal assertions made by the Township and intends to vigorously defend the matter. The Company is not able to estimate the possible loss or range of loss in connection with this matter.

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

The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of June 30, 2015, the Company maintained accruals of approximately $7 million for claims aggregating approximately $108 million. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

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

During the Company’s bankruptcy proceedings, in December of 2009, the Delaware Bankruptcy Court granted the Company’s motion in part authorizing them to terminate or amend certain other postretirement employee benefits, including health care and life insurance. On December 29, 2009, the IUE-CWA, the Industrial Division of the Communications Workers of America, AFL-CIO, and CLC (the “IUE”) appealed such decision to the U.S. District Court for the District of Delaware. In March of 2010, the U.S. District Court for the District of Delaware affirmed the Delaware Bankruptcy Court's order in all respects, which the IUE appealed to the U.S. Court of Appeals for the Third Circuit. In July 2010, the U.S. Court of Appeals for the Third Circuit reversed the order of the U.S. District Court for the District of Delaware as to the IUE and directed the U.S. District Court for the District of Delaware to, among other things, direct the Delaware Bankruptcy Court to order the Company to take whatever action is necessary to immediately restore terminated or modified benefits to their pre-termination/modification levels. In August of 2010, the Delaware Bankruptcy Court ordered the Company to restore certain other postretirement employee benefits to the appellant-retirees but also to salaried retirees and certain retirees of the International Union, United Automobile, Aerospace and Agricultural Implement Workers of America (“UAW”). In September of 2010, the Company reached an agreement with the original IUE appellants, which resulted in the Company not restoring other postretirement employee benefits of such retirees, and the Company appealed the Delaware Bankruptcy Court's decision to include the UAW non-appealing retirees to the U.S. District Court for the District of Delaware. In September of 2010, the UAW also filed a complaint in the U. S. District Court for the Eastern District of Michigan seeking, among other things, a declaratory judgment to prohibit the Company from terminating certain other postretirement employee benefits for UAW retirees after October 1, 2010. In July of 2012, the U.S. District Court for the District of Delaware ruled in favor of the Company on its appeal, which the UAW appealed to the U.S. Court of Appeals for the Third Circuit. In August of 2014, the U.S. Court of Appeals for the Third Circuit affirmed the U.S. District Court for the District of Delaware’s rulings. The UAW filed a petition for rehearing, which the U.S. Court of Appeals for the Third Circuit denied on October 2, 2014.
On October 22, 2013, the U.S. District Court for the Eastern District of Michigan granted the Company’s motion to transfer the case back to the U.S. District Court for the District of Delaware. The UAW filed a petition for a writ of mandamus with the U.S. Court of Appeals for the Sixth Circuit, requesting the court vacate the transfer of the case. In May 2014, the U.S. Court of Appeals for the Sixth Circuit denied the UAW's petition. The UAW requested a panel rehearing or rehearing en banc, which was denied by the Sixth Circuit Court of Appeals on August 13, 2014. On July 9, 2015, the U.S. District Court for the District of Delaware entered a judgment in favor of the Company, which the Company believes should resolve the matter.
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

As of June 30, 2015, the Company maintains an accrual for claims that are deemed probable of loss and are reasonably estimable. While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.

Loan Guarantees and Commitments

The Company provided a $56 million revolving credit facility in connection with the Interiors Divestiture Master Closing. As of June 30, 2015, there were no draws on this facility. The seller-backed facility is expected to be reduced over the next several months as buyer credit facilities ramp up and the seller-backed facility can also be reduced if the buyer adds working capital facilities in Russia and Thailand. The seller-backed facility has a maturity of three years, an interest rate of Libor plus 5% and a default rate of interest for any interest and/or principal payment defaults. As of July 31,2015, this revolving credit facility to the buyer was reduced to $39 million as additional receivable financing became available to the buyer.

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

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in Other current liabilities and Other non-current liabilities in the consolidated balance sheets. At June 30, 2015, and December 31, 2014, the Company had recorded a reserve of less than $1 million for environmental matters. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at June 30, 2015 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

During the three months ended June 30, 2015, and in connection with the Climate Transaction, the Company classified its previously HVCC owned climate operations as discontinued operations for current and comparable periods. Certain Visteon wholly owned climate facilities with 2014 annual sales of approximately $125 million are subject to future negotiation under the terms of the Share Purchase Agreement and are classified within the Company's Other segment.

The Company’s current reportable segments are as follows:

•
Electronics - The Company’s Electronics product line includes audio systems, infotainment systems, driver information systems, connectivity and telematics solutions, climate controls, and electronic control modules.

•
Other - The Company’s Other product line includes certain South America and European operations previously associated with the Climate and Interiors businesses but not subject to discontinued operations classification.

Segment Sales

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Dollars in Millions)
Electronics	$780	$443	$1,561	$882
Other	42	74	86	151
Eliminations	(10)	(14)	(19)	(30)
Total consolidated sales	$812	$503	$1,628	$1,003

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

Segment Adjusted EBITDA is summarized below:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Dollars in Millions)
Electronics	$75	$50	$170	$107
Other	—	(3)	(6)	(4)
Segment Adjusted EBITDA	75	47	164	103
Corporate	(15)	(18)	(26)	(31)
Adjusted EBITDA	$60	$29	$138	$72

The reconciliation of Adjusted EBITDA to net income attributable to Visteon is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	(Dollars in Millions)
Adjusted EBITDA	$60	$29	$138	$72
Depreciation and amortization	21	16	42	29
Restructuring expense	12	13	15	14
Interest expense, net	6	5	11	11
Loss on debt extinguishment	5	23	5	23
Equity in net income of non-consolidated affiliates	(12)	(7)	(11)	(7)
Gain on sale of non-consolidated affiliates	(62)	(2)	(62)	(2)
Other (income) expense, net	(4)	16	8	22
Provision (benefit) for income taxes	24	(2)	33	11
(Income) loss from discontinued operations, net of tax	(2,159)	104	(2,205)	57
Net income attributable to non-controlling interests	16	14	36	43
Non-cash, stock-based compensation expense	2	3	5	6
Other	3	1	3	1
Net income (loss) attributable to Visteon Corporation	$2,208	$(155)	$2,258	$(136)

Segment Operating Assets

	Inventories, net		Property and Equipment, net
	June 30 2015	December 31 2014	June 30 2015	December 31 2014
	(Dollars in Millions)
Electronics	$180	$187	$295	$317
Other	24	21	26	26
Total segment operating assets	204	208	321	343
Corporate	—	—	17	20
Total consolidated operating assets	$204	$208	$338	$363

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Description of Business

Visteon Corporation (the “Company” or “Visteon”) is a global supplier of automotive systems, modules and components to automotive original equipment manufacturers (“OEMs”) worldwide including Ford, Nissan, Renault, Mazda, BMW, General Motors and Honda. Headquartered in Van Buren Township, Michigan, Visteon has a current workforce of approximately 11,500 employees dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., with a heavy concentration in low-cost geographic regions.

Visteon delivers value for its customers and stockholders through its technology-focused core vehicle cockpit electronics business. The Company's vehicle cockpit electronics product line includes audio systems, infotainment systems, driver information systems, connectivity and telematics solutions and electronic control modules. The Company's vehicle cockpit electronics business is comprised of and reported under the Electronics segment. In addition to the Electronics segment, the Company has residual operations in South America and Europe previously associated with the Interiors and Climate businesses, not subject to discontinued operations classification, that comprise the Other segment.

Shareholder Value Creation Plan

In September 2012, the Company announced a comprehensive shareholder value creation plan that has transformed and continues to transform the Company's business operations. The Company has completed the most significant objectives as outlined in the plan and is now well positioned to capture growth in the cockpit electronics market that is expected to grow at two times the pace of the overall automotive industry. Visteon will continue to operate as a publicly traded company with revenues primarily derived from its remaining Electronics business. The Company's Electronics business offers innovative vehicle cockpit electronic products to customers including audio systems, infotainment systems, driver information systems, connectivity and telematics solutions, climate controls, and electronic control modules.

A summary of the most recent significant activities of the shareholder value creation plan are summarized below.

On June 9, 2015, Visteon Corporation and its wholly owned subsidiary, VIHI, LLC (collectively, “Visteon”) completed the sale to Hahn & Co. Auto Holdings Co., Ltd. (“Hahn”) and Hankook Tire Co., Ltd. (“Hankook” and, together with Hahn, the “Purchasers”) of all of its shares of Halla Visteon Climate Control Corporation, a Korean corporation (“HVCC”), for approximately $3.4 billion, or KRW 52,000 per share, after adjusting for the 2014 dividend paid by HVCC to Visteon and exchange impacts (the “Climate Transaction”), pursuant to and in accordance with the Share Purchase Agreement, dated as of December 17, 2014 (the “Share Purchase Agreement”), among Visteon and the Purchasers. The Company received net cash proceeds of approximately $2.7 billion and recognized a pre-tax gain of approximately $2.3 billion. See Note 3 "Discontinued Operations" for additional disclosures.

In connection with the closing of the Climate Transaction, Visteon, HVCC and/or the Purchasers have entered into certain other agreements, including a transition agreement (pursuant to which the parties will provide certain transition services for a specified period following the closing), a remediation agreement (pursuant to which Visteon will provide certain information technology services for a period of time), engineering and support agreements (pursuant to which the parties will support certain operations of the other following the closing), and a letter agreement (pursuant to which Visteon has agreed to purchase from HVCC certain electronics operations located in India).

The agreement to purchase certain electronics operations located in India is expected to close in 2016 after legal separation and regulatory approvals are met. The Company has recorded a repurchase obligation of $50 million, representing the estimated purchase price of the subject business. The Company continues to consolidate the business, with net assets of approximately $22 million, based on the Company’s continued controlling financial interest.  The Company’s controlling financial interest was evaluated based on continued operating control and obligation to fund losses or benefit from earnings.  The business is included in a legal entity currently owned by HVCC and therefore the Electronics business assets are not available for general corporate purposes.

Based on current market conditions, the Company has announced its intention to return a portion of the Climate Transaction proceeds to stockholders, ranging from approximately $2.5 billion to $2.75 billion, through a structured series of actions including repurchases of common stock and/or a special dividend. During the second quarter of 2015, the Company entered into a $500 million accelerated share repurchase as the first of these shareholder return actions. The Company also prepaid $246 million on its Term Loan Facility and intends to use the remaining proceeds from the Climate Transaction for general corporate purposes, which may include investments in restructuring and strategic investments to support the continued expansion of the vehicle cockpit electronics business. As of June 30, 2015 the remaining cash related to the Climate Transaction proceeds is invested in a diversified portfolio of conservative cash and cash equivalents including money market funds, commercial paper rated A2/P2 and above with maturity under three months, and time deposits which mature under three months with highly rated banking institutions.  The Company has $964 million in AAA rated money market mutual funds, all with daily liquidity, that are invested in high quality government  and prime securities with asset values exceeding $15 billion per fund.  The recorded value of such funds approximates fair value based on the nature of the investment. In July 2015, the Company placed $1 billion of the proceeds into separately managed accounts with two institutional money managers who will continue to invest the funds in conservative, diversified portfolios with a target four month average duration.

On July 1, 2014, the Company completed the acquisition of substantially all of the global automotive electronics business of Johnson Controls Inc. for an aggregate purchase price of $299 million funded with cash on hand, including $31 million of cash and equivalents at the acquired business. The operating results for the business acquired have been included in the Electronics segment from the date of acquisition. The Electronics Acquisition was accounted for as a business combination, with the purchase price allocated on a preliminary basis as of July 2014.

In May 2014 Visteon reached an agreement to divest substantially all of its global Interiors business (the "Interiors Divestiture") pursuant to a Master Purchase Agreement, as subsequently amended. Effective November 1, 2014, the Company closed on the majority of the Interiors Divestiture (the "Master Closing"). Subsequent to the Master Closing, Visteon completed the sale of Interiors operations in India and Thailand on December 1, 2014 and February 2, 2015, respectively. During the three and six-month periods ended June 30, 2015, the Company recorded additional losses and adjustments of $2 million and $16 million, respectively, in connection with the Interiors Divestiture, including $3 million attributable to the sale of operations in Thailand.

Remaining Interiors operations subject to the Interiors Divestiture are located in Argentina and Brazil and are expected to close during 2015. Assets and liabilities associated with these operations met the "held for sale" criteria at June 30, 2015 and were classified as "Other current assets" or "Other current liabilities" in the consolidated balance sheets. These remaining transactions are subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions, and may be subject to further cash impacts based on purchase price adjustments at the time of closing. The Company expects to record losses in connection with the Argentina and Brazil portions of the Interiors Divestiture in future periods upon closing, which are estimated to be approximately $20 million.

In preparing the June 30, 2015, financial statements, the Company determined that an indicator of impairment existed in relation to the long-lived assets of the European Interiors operation that is not subject to the Interiors Divestiture. Accordingly, the Company performed a recoverability test utilizing a probability weighted analysis of cash flows associated with continuing the operations and estimated cash flows associated with the potential sale of the operations. As a result of the analysis, the Company concluded that the assets were not recoverable. However, no impairment was recorded as of June 30, 2015, as the fair value of the underlying assets were determined to be in excess of the respective carrying value. The Company continues to pursue strategic alternatives to fully divest of its remaining European Interiors operation. To the extent that a sale transaction becomes more likely to occur in future periods an impairment charge may be required and such charge could be material. Additionally, due to certain liabilities and capital requirements of this remaining business, Visteon may be required to contribute cash to such business in connection with any disposition and such amounts could be material. As of June 30, 2015, the Company did not meet the specific criteria considered necessary for the European Interiors operation to be considered held for sale.

Executive Summary

The Company's sales for the three months ended June 30, 2015 totaled $812 million and were distributed by product group, geographic region, and customer as follows:

Three Months Ended June 30, 2015

Six Months Ended June 30, 2015
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

During the second quarter of 2015 the global automotive industry continued to experience modest growth driven by China, Europe North America and India, partially offset by South America, Japan and Korea. Although the current year China production volume outlook has decreased from the beginning of the year, China production volumes have still increased on a year over year basis. Production in North America also increased based on continuing strength in demand, growing exports, and increased localization of production. Europe production showed a modest increase as a challenging Russian market offset steady growth in the rest of the region. Production in the remaining regions was mixed due to varying economic, political and social factors.

Light vehicle production levels for the three and six months ended June 30, 2015, by geographic region are provided below:

	Three Months Ended June 30			Six Months Ended June 30
	2015	2014	Change	2015	2014	Change
	(Units in Millions)
Global	22.1	22.2	(0.4)%	44.8	44.4	0.9%
North America	4.5	4.4	2.5%	8.8	8.6	2.0%
South America	0.8	0.9	(17.0)%	1.6	1.9	(15.7)%
Europe	5.4	5.4	0.5%	10.8	10.6	2.2%
China	5.8	5.7	1.9%	11.9	11.3	4.9%
Japan/Korea	3.2	3.4	(6.5)%	6.6	7.1	(6.4)%
India	0.9	0.9	5.8%	1.9	1.8	6.0%
ASEAN	0.9	1.0	(6.2)%	1.9	2.0	(4.3)%

Source: IHS Automotive

Significant aspects of the Company's financial results during the three and six-month periods ended June 30, 2015 include the following:

•
The Company recorded sales of $812 million for the three months ended June 30, 2015, representing an increase of $309 million when compared with the same period of 2014. The increase was primarily due to the Electronics Acquisition and higher production volumes, partially offset by Euro currency impacts.

•
The Company recorded sales of $1,628 million for the six months ended June 30, 2015, representing an increase of $625 million when compared with the same period of 2014. The increase was primarily due to the Electronics Acquisition and higher production volumes, partially offset by Euro currency impacts.

•
Gross margin was $99 million or 12.2% of sales for the three months ended June 30, 2015, compared to $57 million or 11.3% of sales for the same period of 2014. The increase was primarily attributable to the Electronics Acquisition and improved cost performance.

•
Gross margin was $211 million or 13.0% of sales for the six months ended June 30, 2015, compared to $130 million or 13.0% of sales for the same period of 2014. The increase was primarily attributable to the Electronics Acquisition and improved cost performance.

•
Net income attributable to Visteon was $2.2 billion for the three months ended June 30, 2015, compared to a net loss of $155 million for the same period of 2014. Net income for the three months ended June 30, 2015 included the Climate Transaction pre-tax gain of $2.3 billion, classified as income from discontinued operations and a $62 million gain on sale of its 12.5% ownership interest in Yanfeng Visteon Jinqiao Automotive Trim Systems Company, Limited.

•
Net income attributable to Visteon was $2.3 billion for the six months ended June 30, 2015, compared to a net loss of $136 million for the same period of 2014. Net income for the three months ended June 30, 2015 included the Climate Transaction pre-tax gain of $2.3 billion, classified as income from discontinued operations and a $62 million gain on sale of its 12.5% ownership interest in Yanfeng Visteon Jinqiao Automotive Trim Systems Company, Limited.

•
Including discontinued operations, the Company generated $204 million of cash from operating activities for the six months ended June 30, 2015, an increase of $77 million compared with the same period of 2014, including the impacts of lower working capital use, timing of net recoverable value added tax, lower annual incentive and restructuring payments, partially offset by Climate Transaction payments.

•
Total cash, including restricted cash of $9 million, was $2.9 billion as of June 30, 2015, or $2.4 billion higher than December 31, 2014, primarily attributable to the Climate Transaction proceeds. The Company's total debt was $378 million as of June 30, 2015, or $238 million lower than December 31, 2014, primarily attributable to the pay-down of term loan principal.

Consolidated Results of Operations - Three Months Ended June 30, 2015 and 2014

The Company's consolidated results of operations for the three months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended June 30
	2015	2014	Change
	(Dollars in Millions)
Sales	$812	$503	$309
Cost of sales	713	446	267
Gross margin	99	57	42
Selling, general and administrative expenses	65	48	17
Restructuring expense	12	13	(1)
Interest expense, net	6	5	1
Loss on debt extinguishment	5	23	(18)
Equity in net income of non-consolidated affiliates	12	7	5
Gain on sale of non-consolidated affiliates	62	2	60
Other (income) expense, net	(4)	16	(20)
(Benefit) provision for income taxes	24	(2)	26
Net income (loss) from continuing operations	65	(37)	102
Income (loss) from discontinued operations	2,159	(104)	2,263
Net income (loss)	2,224	(141)	2,365
Net income attributable to non-controlling interests	16	14	2
Net income (loss) attributable to Visteon Corporation	$2,208	$(155)	$2,363
Adjusted EBITDA*	$60	$29	$31

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

Sales for the three months ended June 30, 2015 totaled $812 million, which represents an increase of $309 million compared with the same period of 2014. The Electronics Acquisition, which was effective July 1, 2014, increased sales by $344 million compared to the same period last year.  Favorable volumes and product mix increased sales in the Electronics Product Group but this increase was offset by the wind-down of certain programs which impacted Other Product Group sales. Unfavorable currency decreased sales by $39 million, primarily attributable to the weakening Euro. Other reductions were associated with customer pricing, net of design savings.

Cost of Sales

Cost of sales increased $267 million for the three months ended June 30, 2015 when compared with the same period in 2014. The increase includes $314 million attributable to increased production volumes, including the Electronics Acquisition, as well as changes in product mix, representing the variable nature of material and labor costs. Foreign currency decreased cost of sales by $35 million primarily attributable to weakening Euro. Net efficiencies related to material, design, and usage economics decreased cost of sales by $15 million. Warranty expense increased $6 million attributable to two customer actions related to defective supplier parts. The Company plans to pursue supplier reimbursement for these particular warranty issues in future periods. Other costs decreased by $3 million.

Gross Margin

Gross margin was $99 million or 12.2% of sales for the three months ended June 30, 2015 compared to $57 million or 11.3% of sales for the same period of 2014. The $42 million increase in gross margin included $45 million from favorable volumes and mix, including the impacts of the Electronics Acquisition. Gross margin also included $1 million of favorable net cost performance, driven by material and manufacturing cost efficiencies which more than offset customary pricing productivity given to customers and higher warranty and engineering costs. These increases were partially offset by unfavorable currency of $4 million primarily related to the weakening Euro.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $65 million and $48 million during the three months ended June 30, 2015 and 2014, respectively. The increase is primarily related to the Electronics Acquisition, partially offset by Euro currency impacts and net efficiencies.

Restructuring Expense

Electronics: In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve cost savings through transaction synergies. The program is designed to achieve annual cost savings of approximately $70 million by the end of 2016. Through June 30, 2015, the Company has recorded approximately $49 million of restructuring expenses under this program, associated with approximately 1,000 employees, and expects to incur up to approximately $60 million of restructuring costs during the program. During the three months ended June 30, 2015, the Company recorded $9 million of severance and termination benefits under this program. Approximately $34 million remains accrued at June 30, 2015.

Corporate: The Company previously announced a restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. In connection with that program, the Company announced plans to realign its corporate and administrative functions directly to their corresponding operational beneficiary. During the three months ended June 30, 2015, the Company recorded $3 million for restructuring expenses, primarily related to severance and termination benefits associated with certain executives. As of June 30, 2015 this amount remains accrued for this program.

Other: During the second quarter of 2014, the Company recorded $17 million of restructuring expenses, including $4 million classified as discontinued operations, related to employee and severance termination benefits associated with Other operations, including the following activities:

•
The Company recorded $10 million of restructuring expenses, primarily related to severance and termination benefits associated with approximately 270 employees in connection with the closure of a Climate facility located in Quilmes, Argentina. Approximately $1 million remains accrued at June 30, 2015.

•
The Company recorded and paid cash to settle $2 million of restructuring expenses, primarily related to severance and termination benefits associated with approximately 90 employees in connection with the closure of a Climate facility located in Port Elizabeth, South Africa.

•
In connection with the previously announced restructuring of three Interiors facilities in France, the Company recorded an additional $5 million of restructuring expenses, of which $4 million remains accrued as of June 30, 2015, in addition to $2 million associated with a previously announced program for the fundamental reorganization of operations at a facility in Brazil. The Company retained approximately $6 million of restructuring reserves as part of the Interiors Divestiture.

Restructuring reserve balances of $44 million at June 30, 2015 are classified as "Other current liabilities" on the consolidated balance sheets. The Company anticipates that the activities associated with the restructuring reserve balance will be substantially completed by the first half of 2016. The Company's restructuring reserves and related activity, including $1 million of expense attributable to discontinued operations, are summarized below for the three months ended June 30, 2015.

	Electronics	Corporate	Other	Total
	(Dollars in Millions)
March 31, 2015	$28	$—	$8	$36
Expense	9	3	1	13
Utilization	(4)	—	(2)	(6)
Foreign currency	1	—	—	1
June 30, 2015	$34	$3	$7	$44

Utilization represents payments for severance and other employee termination benefits and special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans.

Interest Expense, Net

Interest expense, net of $6 million for the three months ended June 30, 2015 primarily related to the Company's $600 million term loan due April 9, 2021. During the three months ended June 30, 2014, interest expense, net of $5 million primarily related to the Company's 6.75% Senior Notes which were redeemed in 2014.

Loss on Debt Extinguishment

Loss on debt extinguishment of $5 million during the three months ended June 30, 2015 reflect unamortized original issue discount and debt and amendment fees associated with the pay-down of $246 million term loan principal on June 12, 2015 to reduce the outstanding aggregate principal of the Term Facility to approximately $350 million. In connection with the principal reduction, the 0.25% mandatory quarterly prepayment obligation was considered met, therefore Visteon will cease making quarterly amortization payments.

Loss on debt extinguishment of $23 million during the three months ended June 30, 2014 reflected the redemption premium and unamortized original issue discount, debt fees and other debt issue costs associated with the redemption of all of the remaining $400 million 6.75% Senior Notes due April 2019. $50 million of the 6.75% senior notes was redeemed at a 103% premium on April 10, 2014, and the $350 million was redeemed at a 105.063% premium on May 9, 2014.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was $12 million and $7 million for the three-month periods ended June 30, 2015 and 2014 respectively. The increase was primarily attributable to dividend recognition for a cost basis investment.

Gain on Sale of Non-Consolidated Affiliates

During the three months ended June 30, 2015, the Company completed the sale of its 12.5% ownership interest in Yanfeng Visteon Jinqiao Automotive Trim Systems Company, Limited, a Chinese automotive interiors supplier, for proceeds of $91 million and recorded a pre-tax gain on sale of $62 million.

During the three months ended June 30, 2014, the Company completed the sale of its 50% ownership interest in Duckyang Industry Co., Ltd. ("Duckyang"), a Korean automotive interiors supplier. The Company recorded a pre-tax gain of approximately $2 million on this transaction.

Other (Income) Expense, Net

Other (income) expense, net consist of the following:

	Three Months Ended June 30
	2015	2014
	(Dollars in Millions)
Transformation initiatives	$(9)	$3
Integration costs	5	5
Provision for losses on recoverable taxes	—	8
	$(4)	$16

The Company recorded transformation initiatives of $9 million of income and $3 million of expense for the three months ended June 30, 2015 and 2014, respectively. Transformation initiatives include financial and advisory fees incurred in connection with execution of the Company's comprehensive value creation plan and certain severance costs associated with the Electronics Acquisition and the Climate Transaction. Transformation initiatives also include favorable hedging and exchange impacts of $22 million for the three months ended June 30, 2015, related to the Climate Transaction proceeds.

Integration costs include costs associated with re-branding, facility modification, information technology readiness and related professional services necessary to integrate businesses associated with the Electronics Acquisition. The Company expects to incur total integration costs of $40 million over a two-year period through the end of 2015.

During the three months ended June 30, 2014, the Company recorded $8 million to adjust recoverable value-added taxes to net realizable value attributable to business exit activities.

Income Taxes

The Company's provision for income taxes of $24 million for the three months ended June 30, 2015 represents an increase of $26 million when compared with a $2 million income tax benefit in the same period of 2014. The increase in tax expense is primarily attributable to the overall increase in earnings, including the year-over-year impact of changes in the mix of earnings and differing tax rates between jurisdictions, and $8 million related to the tax associated with the sale of its non-consolidated affiliate located in China during the second quarter of 2015.

Discontinued Operations

The results of operations for Interiors and Climate businesses subject to the Interiors Divestiture and Climate Transaction have been reclassified to "Income (loss) from discontinued operations, net of tax" in the consolidated statements of comprehensive income for the three months ended June 30, 2015 and 2014. Discontinued operations are summarized as follows:

	Three Months Ended June 30
	2015	2014
	(Dollars in Millions)
Sales	$933	$1,537
Cost of sales	862	1,371
Gross margin	71	166
Selling, general and administrative expenses	35	50
Loss and impairment on Interiors Divestiture	2	173
Gain on Climate Transaction	2,332	—
Restructuring expense	1	4
Interest expense, net	1	1
Equity in net income of non-consolidated affiliates	3	4
Other (income) expense, net	(1)	5
Income (loss) from discontinued operations before income taxes	2,368	(63)
Provision for income taxes	209	41
Income (loss) from discontinued operations, net of tax	$2,159	$(104)

During the three month period ended June 30, 2015, the Company received $3.4 billion of gross proceeds and recorded a pre-tax $2.3 billion gain associated with the Climate Transaction. A summary of the gain is summarized below (dollars in millions):

Gross proceeds	(1)	$3,423
Korea withholding tax	(2)	(377)
Professional fees	(3)	(20)
Korea security transaction tax	(4)	(17)
Divested cash balances	(5)	(345)
Net cash provided from investing activities		2,664
Net assets divested, excluding cash balances	(5)	(557)
Information technology separation and service obligations	(6)	(53)
Employee related charges	(7)	(45)
Electronics business repurchase obligation	(8)	(50)
Professional fees	(3)	(4)
Korea withholding tax recoverable	(2)	377
Net gain on Climate Transaction		$2,332

(1) Gross proceeds of $3.423 billion were received in connection with the Climate Transaction, translated at a spot rate of 1,121.5 KRW to USD on June 9, 2015. Impacts of related hedging activities and exchange on proceeds conversion into USD are included in the Company's consolidated statements of comprehensive income as "Other (income) expense, net" for the three months ended June 30, 2015.

(2) The Company remitted Korean withholding tax of $377 million, reducing proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the six months ended June 30, 2015. The Company believes it is more likely than not that such amounts will be recovered within one to five years after transaction close. The withholding tax recoverable is included the Company's consolidated balance sheets as "Other non-current assets" as of June 30, 2015.

(3) Professional fees of $24 million, representing professional fees paid to financial advisors, were based on a percentage of the gross proceeds, partially offset by previously paid retainer fees of $4 million, for a net payment of $20 million reducing proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the six months ended June 30, 2015.

(4) Security transaction taxes of $17 million were remitted to the Korean government as of the transaction close, reducing proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the six months ended June 30, 2015.

(5) Net assets of $902 million, including assets, liabilities, accumulated other comprehensive income and non-controlling interests, were divested in connection with the Climate Transaction. Divested assets included $345 million of cash balances, reflected as a reduction of transaction proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the six months ended June 30, 2015.

(6) In connection with the Climate Transaction, the Company has entered an agreement pursuant to which Visteon will provide information technology ongoing and separation services for HVCC to fully operate as an independent entity with estimated costs of approximately $53 million. The information technology liability is included in the Company's consolidated balance sheets as "Other current liabilities" as of June 30, 2015.

(7) Employee related charges of $45 million include bonus payments, the Company's assumption of incentive plan liabilities, and impacts of employment change in control provisions. Bonus payments of $30 million are classified in the Company's net cash provided from operating activities within the Company's consolidated statements of cash flows for the six months ended June 30, 2015. Amounts remaining to be paid are included in the Company's consolidated balance sheets as "Accrued employee liabilities" as of June 30, 2015.

(8) In connection with the Climate Transaction, the Company has entered an agreement to purchase certain electronics operations located in India, expected to close in 2016 after legal separation and regulatory approvals are met. The Company has recorded a repurchase obligation of $50 million, representing the estimated purchase price of the subject business. The Company continues to consolidate the business, with net assets of approximately $22 million, based on the Company’s continued controlling financial interest.  The Company’s controlling financial interest was evaluated based on continued operating control and obligation to fund losses or benefit from earnings.  The business is included in a legal entity currently owned by HVCC and therefore the Electronics business assets are not available for general corporate purposes.  The repurchase obligation is included in the Company’s consolidated balance sheets as “other current liabilities” as of June 30, 2015.

Net Income (Loss)

Net income attributable to Visteon was $2.2 billion for the three months ended June 30, 2015 compared to net loss of $155 million for the same period of 2014. Net income for the three months ended June 30, 2015 included the Climate Transaction pre-tax gain of $2.3 billion, classified as income from discontinued operations and a $62 million gain on sale of its 12.5% ownership interest in Yanfeng Visteon Jinqiao Automotive Trim Systems Company, Limited.

Adjusted EBITDA (a non-GAAP financial measure, as defined below) was $60 million for the three months ended June 30, 2015, representing an increase of $31 million when compared with Adjusted EBITDA of $29 million for the same period of 2014. The increase in Adjusted EBITDA included $30 million of favorable volume and mix, primarily attributable to the Electronics Acquisition. Currency movements were neutral for the three months ended June 30, 2015 as the favorable impact on selling, general and administrative expenses offset the unfavorable impact on gross margin. Favorable net cost performance impacted Adjusted EBITDA for the three months ended June 30, 2015 by $1 million. Material and manufacturing cost efficiencies and lower selling, general and administrative expenses more than offset customer pricing, and increased warranty and engineering costs.

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

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the three months ended June 30, 2015 and 2014, is as follows:

	Three Months Ended June 30
	2015	2014	Change
	(Dollars in Millions)
Adjusted EBITDA	$60	$29	$31
Depreciation and amortization	21	16	5
Restructuring expense	12	13	(1)
Interest expense, net	6	5	1
Loss on debt extinguishment	5	23	(18)
Equity in net income of non-consolidated affiliates	(12)	(7)	(5)
Gain on sale of non-consolidated affiliates	(62)	(2)	(60)
Other (income) expense, net	(4)	16	(20)
Provision (benefit) for income taxes	24	(2)	26
(Income) loss from discontinued operations, net of tax	(2,159)	104	(2,263)
Net income attributable to non-controlling interests	16	14	2
Non-cash, stock-based compensation	2	3	(1)
Other	3	1	2
Net income (loss) attributable to Visteon Corporation	$2,208	$(155)	$2,363

Segment Results of Operations - Three Months Ended June 30, 2015 and 2014

The Company's operating structure is organized by global product lines, including Electronics and Other. These global product lines have financial and operating responsibility over the design, development and manufacture of the Company's product portfolio. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment. The Company's reportable segments are as follows:

•
Electronics - The Company's Electronics segment provides vehicle cockpit electronics products to customers, including audio systems, infotainment systems, driver information systems, connectivity and telematics solutions, climate controls, and electronic control modules.

•
Other - The Company's Other product line includes entities located in Europe, South America, and South Africa previously associated with the Interiors and Climate businesses but not subject to the Interiors Divestiture or the Climate Transaction.

Sales by Segment

	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Three months ended June 30, 2014	$443	$74	$(14)	$503
Volume and mix	36	(25)	4	15
Currency	(33)	(6)	—	(39)
Electronics Acquisition	344	—	—	344
Other	(10)	(1)	—	(11)
Three months ended June 30, 2015	$780	$42	$(10)	$812

Electronics sales increased during the three months ended June 30, 2015 by $337 million. The largest driver of the sales increase was attributable to the Electronics Acquisition. Higher production volumes, primarily in Asia, increased sales by $36 million. Unfavorable currency, primarily related to the Euro, decreased sales by $33 million. Other reductions reflected customer pricing net of design changes.

Other sales decreased during the three months end June 30, 2015 by $32 million, including unfavorable volume and product mix of $25 million primarily reflecting the wind down of certain South America businesses and currency of $6 primarily related to the weakening Euro.

Cost of Sales by Segment

	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Three months ended June 30, 2014	$379	$81	$(14)	$446
Material	229	(21)	4	212
Freight and duty	5	(3)	—	2
Labor and overhead	17	(9)	—	8
Engineering	35	(1)	—	34
Depreciation and amortization	8	(3)	—	5
Other	9	(3)	—	6
Three months ended June 30, 2015	$682	$41	$(10)	$713

Substantially all of the increases in Electronics cost of sales are attributable to the Electronic Acquisition effective July 1, 2014. These costs were partially offset by $29 million of favorable currency primarily related to the weakening Euro, and $18 million of material and manufacturing cost efficiencies. Increased warranty and engineering costs were a partial offset.  Net engineering costs are comprised of gross engineering expenses related to forward model program development and advanced engineering activities, partially offset by engineering cost recoveries from customers. Gross engineering expenses were $94 million for the three months ended June 30, 2015, an increase of $39 million compared to the same period of 2014. Engineering recoveries were $14 million for the three months ended June 30, 2015, an increase of $5 million compared to the same period of 2014. Engineering cost recoveries can fluctuate period to period depending on underlying contractual terms and conditions and achievement of related development milestones.

Other segment cost of sales decreased by $40 million, primarily reflecting lower production volumes related to the wind down for certain programs in South America.

Adjusted EBITDA by Segment

Adjusted EBITDA by segment for the three months ended June 30, 2015 and 2014 is presented in the table below.

	Three Months Ended June 30
	2015	2014	Change
	(Dollars in Millions)
Electronics	$75	$50	$25
Other	—	(3)	3
Segment Adjusted EBITDA	75	47	28
Corporate	(15)	(18)	3
Adjusted EBITDA	$60	$29	$31

Changes in Adjusted EBITDA by segment are presented in the table below.

	Electronics	Other	Total
	(Dollars in Millions)
Three months ended June 30, 2014	$50	$(3)	$47
Volume and mix	30	—	30
Currency	—	—	—
Other	(5)	3	(2)
Three months ended June 30, 2015	$75	$—	75

Corporate			(15)
Total			$60
Electronics Adjusted EBITDA increased $25 million for the three months ended June 30, 2015 when compared to the same period of 2014. Higher volumes, including the Electronics Acquisition, and favorable product mix, increased Adjusted EBITDA by $30 million. Currency was neutral for the quarter with favorable impacts of the Mexican Peso and Japanese Yen offsetting unfavorable impacts of the Euro. Other decreases of $5 million included increased engineering and warranty costs of $7 million and $6 million, respectively. These increases were partially offset by material and manufacturing cost efficiencies net of customer price productivity. The increase in warranty expense was attributable to two customer actions related to defective supplier parts. The Company plans to pursue supplier reimbursement for these particular warranty issues in future periods.

Other Adjusted EBITDA for the three months ended June 30, 2015 increased by $3 million compared to the same period of 2014 related to cost efficiencies and reduced corporate billings .

Consolidated Results of Operations - Six Months Ended June 30, 2015 and 2014

The Company's consolidated results of operations for the six months ended June 30, 2015 and 2014 were as follows:

	Six Months Ended June 30
	2015	2014	Change
	(Dollars in Millions)
Sales	$1,628	$1,003	$625
Cost of sales	1,417	873	544
Gross margin	211	130	81
Selling, general and administrative expenses	123	94	29
Restructuring expense	15	14	1
Interest expense, net	11	11	—
Loss on debt extinguishment	5	23	(18)
Equity in net income of non-consolidated affiliates	11	7	4
Gain on sale of non-consolidated affiliates	62	2	60
Other expense	8	22	(14)
Provision for income taxes	33	11	22
Net income (loss) from continuing operations	89	(36)	125
Income (loss) from discontinued operations	2,205	(57)	2,262
Net income	2,294	(93)	2,387
Net income attributable to non-controlling interests	36	43	(7)
Net income (loss) attributable to Visteon Corporation	$2,258	$(136)	$2,394
Adjusted EBITDA*	$138	$72	$66

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

Sales for the six months ended June 30, 2015 totaled $1.6 billion, which represents an increase of $625 million compared with the same period of 2014. The primary driver of the sales increase was the Electronics Acquisition effective July 1, 2014, which increased sales by $691 million compared to the same period last year.  Additionally, customer volumes and product mix increased sales by $29 million. Favorable volumes and product mix increased sales in the Electronics Product Group by $68 million but this increase was partially offset by the wind-down of certain programs which impacted Other Product Group sales. Unfavorable currency decreased sales by $73 million, primarily attributable to the weakening Euro. Other reductions of $22 million were associated with customer pricing, net of design savings.

Cost of Sales

Cost of sales increased $544 million for the six months ended June 30, 2015 when compared with the same period in 2014. The increase includes $624 million attributable to increased production volumes, including the Electronics Acquisition, as well as changes in product mix, representing the variable nature of material and labor costs. Foreign currency decreased cost of sales by $54 million, primarily attributable to the weakening Euro. Net efficiencies related to material, design, and usage economics decreased cost of sales by $27 million. Other costs increased by $1 million and included increased warranty and engineering costs, partially offset by manufacturing cost efficiencies. Warranty expense increased $6 million attributable to two customer actions related to defective supplier parts. The Company plans to pursue supplier reimbursement for these particular warranty issues in future periods.

Gross Margin

Gross margin was $211 million or 13.0% of sales for the six months ended June 30, 2015 compared to $130 million or 13.0% of sales for the same period of 2014. The $81 million increase in gross margin included $96 million from favorable volumes and mix, including the impacts of the Electronics Acquisition. Gross margin also included $4 million of favorable net cost performance, driven by material and manufacturing cost efficiencies and lower engineering costs, which more than offset customary pricing productivity given to customers and increased warranty expense. These increases were partially offset by $19 million of unfavorable currency, primarily attributable to the weakening Euro.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $123 million and $94 million during the six months ended June 30, 2015 and 2014, respectively. The increase is primarily related to the Electronics Acquisition, partially offset by the impacts of the weakening Euro, lower incentive compensation costs and net efficiencies.

Restructuring Expense

Electronics: In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve cost savings through transaction synergies. The program is designed to achieve annual cost savings of $70 million by the end of 2016. Through June 30, 2015, the Company has recorded approximately $49 million of restructuring expenses under this program, associated with approximately 1,000 employees, and expects to incur up to approximately $60 million of restructuring costs during the program. During the six months ended June 30, 2015, the Company recorded $12 million of severance and termination benefits under this program associated with approximately 420 employees. Approximately $34 million remains accrued at June 30, 2015.

Corporate: The Company previously announced a restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. In connection with that program, the Company announced plans to realign its corporate and administrative functions directly to their corresponding operational beneficiary. During the six months ended June 30, 2015 and 2014, the Company recorded $3 million and $1 million, respectively, for restructuring expenses, primarily related to severance and termination benefits associated with certain executives. As of June 30, 2015, $3 million remains accrued for this program.

Other: During the six months ended June 30, 2014, the Company recorded $18 million of restructuring expenses, including $5 million classified as discontinued operations, related to employee and severance termination benefits, primarily including the following activities.

•
The Company recorded $10 million of restructuring expenses, primarily related to severance and termination benefits associated with approximately 270 employees in connection with the closure of Climate operation in Quilmes, Argentina. Approximately $1 million remains accrued at June 30, 2015.

•
The Company recorded and paid cash to settle $2 million of restructuring expenses, primarily related to severance and termination benefits associated with approximately 90 employees in connection with the closure of Climate operations in Port Elizabeth, South Africa.

•
In connection with the previously announced restructuring of three Interiors facilities in France, the Company recorded an additional $5 million of restructuring expenses, of which $4 million remains accrued as of June 30, 2015, in addition to $2 million associated with a previously announced program for the fundamental reorganization of operations at a facility in Brazil. The Company retained approximately $6 million of restructuring reserves as part of the Interiors Divestiture.

The Company's restructuring reserves and related activity, including $2 million of expense attributable to discontinued operations, are summarized below for the six months ended June 30, 2015.

	Electronics	Corporate	Other	Total
	(Dollars in Millions)
December 31, 2014	$30	$—	$9	$39
Expense	12	3	2	17
Utilization	(6)	—	(3)	(9)
Foreign currency	(2)	—	(1)	(3)
June 30, 2015	$34	$3	$7	$44

Utilization represents payments for severance and other employee termination benefits and special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans.

Interest Expense, Net

Interest expense, net of $11 million for the six months ended June 30, 2015 is primarily associated with the Company's $600 million term loan due April 9, 2021. During the six months ended June 30, 2014, interest expense, net was also $11 million primarily associated with the Company's 6.75% Senior Notes which were redeemed in 2014.

Loss on Debt Extinguishment

Loss on debt extinguishment of $5 million during the six months ended June 30, 2015 reflect unamortized original issue discount and debt and amendment fees associated with the pay-down of $246 million term loan principal on June 12, 2015 to reduce the outstanding aggregate principal of the Term Facility to approximately $350 million. In connection with the principal reduction, the 0.25% mandatory quarterly prepayment obligation was considered met, therefore Visteon will cease making quarterly amortization payments.

Loss on debt extinguishment of $23 million during the six months ended June 30, 2014 reflected the redemption premium and unamortized original issue discount, debt fees and other debt issue costs associated with the redemption of all of the remaining $400 million 6.75% Senior Notes due April 2019. $50 million of the 6.75% senior notes was redeemed at a 103% premium on April 10, 2014, and the $350 million was redeemed at a 105.063% premium on May 9, 2014.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was $11 million and $7 million for the six-month periods ended June 30, 2015 and 2014 respectively. The increase was primarily attributable to dividend recognition for a cost basis investment.

Gain on Sale of Non-Consolidated Affiliates

During the six months ended June 30, 2015, the Company completed the sale of its 12.5% ownership interest in Yanfeng Visteon Jinqiao Automotive Trim Systems Company, Limited, a Chinese automotive interiors supplier, for proceeds of $91 million and recorded a pre-tax gain on sale of $62 million.

During the six months ended June 30, 2014, the Company completed the sale of its 50% ownership interest in Duckyang Industry Co., Ltd. ("Duckyang"), a Korean automotive interiors supplier. The Company recorded a pre-tax gain of approximately $2 million on this transaction.

Other (Income) Expense, Net

Other (income) expense, net consist of the following:

	Six Months Ended June 30
	2015	2014
	(Dollars in Millions)
Transformation initiatives	$(1)	$7
Integration costs	9	7
Provision for losses on recoverable taxes	—	8
	$8	$22

The Company recorded transformation initiatives of $1 million of income and $7 million of expense for the six months ended June 30, 2015 and 2014, respectively. Transformation initiatives include financial and advisory services incurred in connection with execution of the Company's comprehensive value creation plan and certain severance costs associated with the Electronics Acquisition and the Climate Transaction. Transformation initiatives also include favorable hedging and exchange impacts of $19 million for the six months ended June 30, 2015, related to the Climate Transaction proceeds.

Integration costs include costs associated with re-branding, facility modification, information technology readiness and related professional services necessary to integrate businesses associated with the Electronics Acquisition. The Company expects to incur total integration costs of $40 million over a two-year period, of which $18 million has been incurred in 2014 and $9 million has been incurred during the six months ended June 30, 2015.

During the six months ended June 30, 2014, the Company recorded $8 million to adjust recoverable value-added taxes to net realizable value attributable to business exit activities.

Income Taxes

The Company's provision for income taxes of $33 million for the six months ended June 30, 2015 represents an increase of $22 million when compared with $11 million in the same period of 2014. The increase in tax expense is primarily attributable to the overall increase in earnings, including the year over-year impact of changes in the mix of earnings and differing tax rates between jurisdictions, and $8 million related to the tax associated with the sale of its non-consolidated affiliate located in China during the second quarter of 2015. These increases were partially offset by an $9 million year-over-year reduction in unrecognized tax benefits, including interest and penalties, related primarily to favorable audit developments in Asia during the first quarter of 2015.

Discontinued Operations

The results of operations for Interiors and Climate businesses subject to the Interiors Divestiture and Climate Transaction, respectively, have been reclassified to "Income (loss) from discontinued operations, net of tax" in the consolidated statements of comprehensive income for the six months ended June 30, 2015 and 2014. Discontinued operations are summarized as follows:

	Six Months Ended June 30
	2015	2014
	(Dollars in Millions)
Sales	$2,168	$3,019
Cost of sales	2,000	2,731
Gross margin	168	288
Selling, general and administrative expenses	75	98
Loss and impairments on Interiors Divestiture	16	173
Gain on Climate Transaction	2,332	—
Restructuring expense	2	5
Interest expense, net	2	3
Equity in net income of non-consolidated affiliates	6	6
Other expense, net	5	9
Income from discontinued operations before income taxes	2,406	6
Provision for income taxes	201	63
Income (loss) from discontinued operations, net of tax	$2,205	$(57)

During the six-month period ended June 30, 2015, the Company received $3.4 billion of gross proceeds and recorded a pre-tax gain of $2.3 billion associated with the Climate Transaction. A summary of the gain is summarized below (dollars in millions):

Gross proceeds	(1)	$3,423
Korea withholding tax	(2)	(377)
Professional fees	(3)	(20)
Korea security transaction tax	(4)	(17)
Divested cash balances	(5)	(345)
Net cash provided from investing activities		2,664
Net assets divested, excluding cash balances	(5)	(557)
Information technology separation and service obligations	(6)	(53)
Employee related charges	(7)	(45)
Electronics business repurchase obligation	(8)	(50)
Professional fees	(3)	(4)
Korea withholding tax recoverable	(2)	377
Net gain on Climate Transaction		$2,332

(1) Gross proceeds of $3.423 billion were received in connection with the Climate Transaction, translated at a spot rate of 1,121.5 KRW to USD on June 9, 2015. Impacts of related hedging activities and exchange on proceeds conversion into USD are included in the Company's consolidated statements of comprehensive income as "Other (income) expense, net" for the six months ended June 30, 2015.

(2) The Company remitted Korean withholding tax of $377 million, reducing proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the six months ended June 30, 2015. The Company believes it is more likely than not that such amounts will be recovered within one to five years after transaction close. The withholding tax recoverable is included the Company's consolidated balance sheets as "Other non-current assets" as of June 30, 2015.

(3) Professional fees of $24 million, representing professional fees paid to financial advisors, were based on a percentage of the gross proceeds, partially offset by previously paid retainer fees of $4 million, for a net payment of $20 million reducing proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the six months ended June 30, 2015.

(4) Security transaction taxes of $17 million were remitted to the Korean government as of the transaction close, reducing proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the six months ended June 30, 2015.

(5) Net assets of $902 million, including assets, liabilities, accumulated other comprehensive income and non-controlling interests, were divested in connection with the Climate Transaction. Divested assets included $345 million of cash balances, reflected as a reduction of transaction proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the six months ended June 30, 2015.

(6) In connection with the Climate Transaction, the Company has entered an agreement pursuant to which Visteon will provide information technology ongoing and separation services for HVCC to fully operate as an independent entity with estimated costs of approximately $53 million. The information technology liability is included in the Company's consolidated balance sheets as "Other current liabilities" as of June 30, 2015.

(7) Employee related charges of $45 million include bonus payments, the Company's assumption of incentive plan liabilities, and impacts of employment change in control provisions. Bonus payments of $30 million are classified in the Company's net cash provided from operating activities within the Company's consolidated statements of cash flows for the six months ended June 30, 2015. Amounts remaining to be paid are included in the Company's consolidated balance sheets as "Accrued employee liabilities" as of June 30, 2015.

(8) In connection with the Climate Transaction, the Company has entered an agreement to purchase certain electronics operations located in India, expected to close in 2016 after legal separation and regulatory approvals are met. The Company has recorded a repurchase obligation of $50 million, representing the estimated purchase price of the subject business. The Company continues to consolidate the business, with net assets of approximately $22 million, based on the Company’s continued controlling financial interest.  The Company’s controlling financial interest was evaluated based on continued operating control and obligation to fund losses or benefit from earnings.  The business is included in a legal entity currently owned by HVCC and therefore the Electronics business assets are not available for general corporate purposes.The repurchase obligation is included in the Company's consolidated balance sheets as "Other current liabilities" as of June 30, 2015.

During the six month period ended June 30, 2015, the Company recorded additional losses and adjustments related to the Interiors Divestiture of $16 million, including $3 million attributable to the sale of operations in Thailand. Consideration associated with the Interiors Divestiture remains subject to further adjustments including working capital adjustments.

Net Income (Loss)

Net income attributable to Visteon was $2,258 million for the six months ended June 30, 2015 compared to net loss of $136 million for the same period of 2014. Net income for the three months ended June 30, 2015 included the Climate Transaction pre-tax gain of $2.3 billion, classified as income from discontinued operations and a $62 million gain on sale of its 12.5% ownership interest in Yanfeng Visteon Jinqiao Automotive Trim Systems Company, Limited.
.
Adjusted EBITDA (a non-GAAP financial measure, as defined below) was $138 million for the six months ended June 30, 2015, representing an increase of $66 million when compared with Adjusted EBITDA of $72 million for the same period of 2014. The increase in Adjusted EBITDA included $63 million of favorable volume and mix, primarily attributable to the Electronics Acquisition. Currency movements unfavorably impacted Adjusted EBITDA for the six months ended June 30, 2015 by $11 million, largely related to the weakening Euro. Favorable net cost performance impacted Adjusted EBITDA for the six months ended June 30, 2015 by $14 million. Material cost efficiencies, and lower selling, general and administrative expense and engineering expense, more than offset customer pricing and increased warranty expense.

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

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the six months ended June 30, 2015 and 2014, is as follows:

	Six Months Ended June 30
	2015	2014	Change
	(Dollars in Millions)
Adjusted EBITDA	$138	$72	$66
Depreciation and amortization	42	29	13
Restructuring expense	15	14	1
Interest expense, net	11	11	—
Loss on debt extinguishment	5	23	(18)
Equity in net income of non-consolidated affiliates	(11)	(7)	(4)
Gain on sale of non-consolidated affiliates	(62)	(2)	(60)
Other (income) expense, net	8	22	(14)
Provision for income taxes	33	11	22
(Income) loss from discontinued operations, net of tax	(2,205)	57	(2,262)
Net income attributable to non-controlling interests	36	43	(7)
Non-cash, stock-based compensation expense	5	6	(1)
Other	3	1	2
Net income (loss) attributable to Visteon Corporation	$2,258	(136)	$2,394

Segment Results of Operations - Six Months Ended June 30, 2015 and 2014

The Company's operating structure is organized by global product lines, including Electronics and Other. These global product lines have financial and operating responsibility over the design, development and manufacture of the Company's product portfolio. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment. The Company's reportable segments are as follows:

•
Electronics - The Company's Electronics segment provides vehicle cockpit electronics products to customers, including audio systems, infotainment systems, driver information systems, connectivity and telematics solutions, climate controls, and electronic control modules.

•	Other - The Company's Other product line includes entities located in South America and Europe previously associated with the Interiors business but not subject to the Interiors Divestiture.

Sales by Segment

	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Six months ended June 30, 2014	$882	$151	$(30)	$1,003
Volume and mix	68	(50)	11	29
Currency	(60)	(13)	—	(73)
Electronics Acquisition	691	—	—	691
Other	(20)	(2)	—	(22)
Six months ended June 30, 2015	$1,561	$86	$(19)	$1,628

Electronics sales increased during the six months ended June 31, 2015 by $679 million. The largest driver of the sales increase was attributable to the Electronics Acquisition. Higher production volumes in Europe and Asia increased sales by $68 million. Unfavorable currency, primarily related to the Euro, decreased sales by $60 million. Other changes, totaling $20 million, reflected customer pricing net of design changes.

Other sales decreased during the six months end June 30, 2015 by $65 million, primarily reflecting the wind down of certain South America businesses and unfavorable currency of $13 million, primarily related to the Euro.

Cost of Sales by Segment

	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Six months ended June 30, 2014	$745	$158	$(30)	$873
Material	457	(35)	11	433
Freight and duty	9	(5)	—	4
Labor and overhead	36	(16)	—	20
Engineering	63	—	—	63
Depreciation and amortization	15	(3)	—	12
Other	20	(8)	—	12
Six months ended June 30, 2015	$1,345	$91	$(19)	$1,417

Substantially all of the increases in Electronics cost of sales are attributable to the Electronic Acquisition effective July 1, 2014. Warranty costs also increased by $6 million in comparison to the same period last year, attributable to two customer actions related to defective supplier parts. The Company plans to pursue supplier reimbursement for these particular warranty issues in future periods. These costs were partially offset by $42 million of favorable currency due to the weakening Euro and $33 million of material and manufacturing cost efficiencies.  Net engineering costs are comprised of gross engineering expenses related to forward model program development and advanced engineering activities, partially offset by engineering cost recoveries from customers. Gross engineering expenses were $190 million for the six months ended June 30, 2015, an increase of $88 million compared to the same period of 2014. Engineering recoveries were $39 million for the six months ended June 30, 2015, an increase of $25 million compared to the same period of 2014. Engineering cost recoveries can fluctuate period to period depending on underlying contractual terms and conditions and achievement of related development milestones.

Other segment cost of sales decreased by $67 million, primarily reflecting lower production volumes related to the wind down for certain programs in South America.

Adjusted EBITDA by Segment

Adjusted EBITDA by segment for the six months ended June 30, 2015 and 2014 is presented in the table below.

	Six Months Ended June 30
	2015	2014	Change
	(Dollars in Millions)
Electronics	$170	$107	$63
Other	(6)	(4)	(2)
Segment Adjusted EBITDA	164	103	$61
Corporate	(26)	(31)	5
Adjusted EBITDA	$138	$72	$66

Changes in Adjusted EBITDA by segment are presented in the table below.

	Electronics	Other	Total
	(Dollars in Millions)
Six months ended June 30, 2014	$107	$(4)	$103
Volume and mix	68	(5)	63
Currency	(10)	(1)	(11)
Other	5	4	9
Six months ended June 30, 2015	$170	$(6)	164

Corporate			(26)
Total			$138

Electronics Adjusted EBITDA increased $63 million for the six months ended June 30, 2015 when compared to the same period of 2014. Higher volumes, including the Electronics Acquisition, and favorable product mix, increased Adjusted EBITDA by $68 million. Currency, primarily related to the Euro, had an unfavorable impact of $10 million. Other impacts of $5 million primarily reflected material and manufacturing cost efficiencies, partially offset by higher net engineering expense, customer price productivity and increased warranty expense. The increase in warranty expense was attributable to two customer actions related to defective supplier parts. The Company plans to pursue supplier reimbursement for these particular warranty issues in future periods.

Other Adjusted EBITDA for the six months ended June 30, 2015 decreased by $2 million compared to the same period of 2014 due to lower production volumes and the weakening Euro.

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

As of June 30, 2015, the Company had total cash balances of $2,866 million, including $9 million of restricted cash. Cash balances totaling $237 million were located in jurisdictions outside of the United States, of which approximately $133 million is considered permanently reinvested for funding ongoing operations outside of the U.S.  If such permanently reinvested funds are needed for operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

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

Significant Cash Sources and Availability

To the extent that the Company's liquidity needs exceed cash provided by its operating activities, the Company would look to cash balances on hand which includes cash provided from its $350 million Term Facility that matures on April 9, 2021, or cash available through existing financing facilities such as its $200 million revolving credit facility that matures on April 9, 2019 ("Revolving Facility") or other affiliate working capital lines of credit, the sale of businesses or other assets as permitted under credit agreements, other contractual arrangements, and potential additional capital through debt or equity markets.

The Company originally entered into a $600 million delayed draw Term Loan Facility on April 9, 2014 and subsequently executed an Amendment to the Credit Agreement on March 25, 2015. The Amendment, among other things, provides for certain modifications to the Credit Agreement to permit Visteon’s sale of its ownership interest in HVCC (Climate Transaction) and otherwise to update the Credit Agreement to account for HVCC no longer being a subsidiary of Visteon following the Climate Transaction. While certain waivers granted under the Amendment became effective on March 25, 2015, the amendments relating to the Climate Transaction became effective concurrent with the consummation of the Climate Transaction on June 9, 2015. Under the Amendment, Term Lenders agree to waive a requirement of the Credit Agreement that 100% of the net cash proceeds received by the Borrower or any of its Restricted Subsidiaries from the Climate Transaction be used to prepay the Term Loans so long as such net cash proceeds are used to prepay the Term Loans within five business days of the receipt of such net cash proceeds in an amount sufficient to reduce the aggregate principal amount of Term Loans outstanding after giving effect to such prepayment to no more than $350 million. In conjunction with the Amendment, the facilities were upgraded to BB and Ba3 by S&P and Moody's, respectively.

Visteon consummated the Climate Transaction on June 9, 2015 and subsequently paid down $246 million of term loan principal on June 12, 2015 to reduce the aggregate principal amount of the Term Loans outstanding to approximately $350 million. In connection with the principal reduction, the 0.25% mandatory quarterly prepayment obligation was considered completed, and therefore the Company will cease making quarterly amortization payments.

As of June 30, 2015, $350 million face value was outstanding under the Term Facility, and there were no outstanding borrowings under the Revolving Facility. Availability under outstanding affiliate credit facilities as of June 30, 2015 is approximately $24 million.

Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. At June 30, 2015, the Company's corporate credit ratings were B1 by Moody's with a stable outlook and B+ by S&P with a positive outlook.

Climate Transaction

Based on current market conditions, the Company has announced its intention to return a portion of the Climate Transaction proceeds to stockholders, ranging from approximately $2.5 billion to $2.75 billion, through a structured series of actions including repurchases of common stock and/or a special dividend. On June 16, 2015, the Company entered into a $500 million accelerated share repurchase as the first of these shareholder return actions. The Company also prepaid $246 million on its Term Loan Facility and intends to use the remaining proceeds from the Climate Transaction for general corporate purposes, which may include investments in restructuring and strategic investments to support the continued expansion of the vehicle cockpit electronics business.

As of June 30, 2015 the remaining cash related to the Climate Transaction proceeds is invested in a diversified portfolio of conservative cash and cash equivalents including money market funds, commercial paper rated A2/P2 and above with maturity under three months, and time deposits which mature under three months with highly rated banking institutions.  The Company has $964 million in AAA rated money market mutual funds, all with daily liquidity, that are invested in high quality government  and prime securities with asset values exceeding $15 billion per fund.  The recorded value of such funds approximates fair value based on the nature of the investment. In July 2015, the Company placed $1 billion of the proceeds into separately managed accounts with two institutional money managers who will continue to invest the funds in conservative, diversified portfolios with a target four month average duration.

Interiors Divestiture

In connection with the Interiors Divestiture, the Company agreed to provide a $56 million revolving credit facility to the buyer. As of June 30, 2015, there were no draws on this facility. Draws under this seller-backed facility will only be available if certain of the external credit facilities are fully drawn, and any draws on the seller-backed facility generally must be repaid prior to the repayment of the external credit facilities. The seller-backed facility has a maturity of three years, an interest rate of Libor plus 5% and a default rate of interest for any interest and/or principal payment defaults. As of July 31,2015, this revolving credit facility to the buyer was reduced to $39 million as additional receivable financing became available to the buyer.

The remaining Interiors Divestiture transactions are subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions, and may be subject to further cash impacts based on purchase price adjustments at the time of closing, which amounts may be material.

The Company's goal is to complete the disposal of the European Interiors operation that was not part of the Interiors Divestiture, during 2015. Due to certain liabilities and capital requirements of the remaining Interiors business, Visteon may be required to contribute cash to such business in connection with any disposition, which amounts could be material.

Share Repurchase Program

Visteon's board authorized share repurchase of $875 million in 2014. On May 8, 2014, the Company announced an accelerated share buy-back ("ASB") program with a third-party financial institution to repurchase shares of common stock for an aggregate purchase price of $500 million. Approximately $250 million of this program was completed on October 15, 2014 at a final settlement price of $96.19. The remaining $250 million of this program concluded on May 1, 2015 at a final settlement price of $97.25. On June 11, 2015, the Company’s board of directors authorized an additional $125 million of share repurchase for a total of $500 million available for share repurchase. On June 16, 2015, the Company entered into a new ASB program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $500 million. Under the program, the Company paid the financial institution $500 million and received an initial delivery of 3,712,297 shares of common stock, which is approximately 80% of the total number of shares of the Company’s common stock expected to be repurchased under the ASB Agreement based on the closing price of the Company’s common stock on June 15, 2015. The final number of shares to be repurchased will be based on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the transaction, less an agreed discount and subject to adjustments pursuant to the terms and conditions of the ASB Agreement. The final settlement of the transaction under the ASB Agreement is expected to occur by the end of 2015 but may be accelerated at the option of the third-party financial institution.

The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market or privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other.

Restructuring

At June 30, 2015, the Company had restructuring accruals totaling $44 million, including amounts associated with discontinued operations. The Company anticipates that the activities associated with the restructuring reserve balance will be substantially completed by the first half of 2016. These accruals are primarily attributable to a restructuring program designed to achieve annual cost savings of approximately $70 million by the end of 2016 through synergies associated with the Electronics Acquisition. Through June 30, 2015, the Company has recorded approximately $49 million of restructuring expenses under this program, associated with approximately 1,000 employees, and expects to incur up to approximately $60 million of restructuring costs during the program.

Other

In connection with the Electronics Acquisition, the Company expects to incur total integration costs of $40 million, of which $27 million has been incurred through June 30, 2015. Of the integration costs incurred, $18 million were paid in 2014, and $9 million were paid in the first half of 2015. Remaining integration costs, primarily attributable to the migration of information systems, are expected to be incurred and paid by year ending December 31, 2015.

Cash contributions to non-U.S. retirement plans are expected to be $21 million during 2015 and cash contributions to U.S. retirement plans are expected to be $1 million during 2015. Estimated cash contributions for 2016 through 2018, under current regulations and market assumptions and including amounts associated with the European Interiors business plans, are approximately $36 million.

In connection with the Climate Transaction, $377 million of Korean capital gains tax was withheld by the Purchasers and paid to the Korean government. The Company has initiated filings with the Korean tax authorities pursuing a refund of the capital gains tax pursuant to the applicable income tax treaty with Korea and believes it is more likely than not that such amount will be recovered over the subsequent one to five years. Also in connection with the Climate Transaction, the Company withdrew its appeals related to the alleged underpayment of withholding tax on dividends paid from its former Korean affiliates through 2012 and eliminated the various income tax refund claims previously recorded at the Climate legal entities. As a consequence of these actions, the Company established a long-term income tax receivable of $377 million and reduced its previous balance by approximately $12 million, of which $7 million was reflected in discontinued operations income tax expense and $5 million reflected as discontinued operations related to the gain on the Climate Transaction. During 2012, Brazilian tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) of approximately $15 million related to the sale of its chassis business to a third party. During 2013, after attempts to reopen an appeal of the administrative decision failed, Sistemas opened a judicial proceeding against the government to address the notice which required a deposit in the amount of the assessment in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments in Korea and Brazil, as well as contingent income tax refund claims associated with other jurisdictions, total $392 million as of June 30, 2015 and are included in Other non-current assets on the consolidated balance sheets.

Cash Flows

The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories in the Consolidated Statements of Cash Flows of the Company's consolidated financial statements in this Quarterly Report on Form 10-Q for all periods presented. As such, the discussion below includes both continuing and discontinued operations.

Operating Activities

Including discontinued operations, the Company generated $204 million of cash from operating activities during the six months ended June 30, 2015, compared to $127 million during the same period of 2014 for an increase of $77 million. The increase is  primarily attributable to $57 million of lower working capital use primarily due to lower Hyundai volumes reducing HVCC working capital requirements, $12 million of delayed customer collections, $22 million of  recoverable tax reimbursements primarily related to value-added taxes, $18 million of lower  corporate annual incentive payments, $14 million of capitalized engineering recovery benefit, and $14 million of lower restructuring cash payments, offset by  Climate Transaction related labor and incentive payments of $46 million and  lower dividends received from unconsolidated affiliates of $5 million.

Investing Activities

Net cash from investing activities during the six months ended June 30, 2015 totaled $2,604 million, compared to a cash use of $71 million for the same period in 2014, for a net increase of $2,675 million. The increase in cash from investing activities was primarily due to $2,664 million of Climate Transaction proceeds net of tax, transaction costs and divested cash balances, $91 million in proceeds from the sale of the Company's 12.5% ownership in Yanfeng Visteon Jinqiao Automotive Trim Systems Company, Limited, and a $5 million decrease in capital expenditures. These increases were partially offset by a $10 million shareholder loan to Yanfeng Visteon Investment Co., Ltd., a $15 million Interiors Divestiture working capital settlement, $5 million of cash transferred in connection with the Thailand Closing of the Interiors Divestiture and the non-recurrence of $58 million of proceeds from asset sales in 2014 including the sale of various interests owned by Yanfeng Visteon Automotive Electronics Co. Ltd. ("YFVE") and the sale of the Company's 50% ownership interest in Duckyang Industries Co., Ltd.

Financing Activities

Cash used by financing activities of $769 million for the six months ended June 30, 2015 compared to a cash use of $336 million for the same period in 2014, for a net use of $433 million. The change is primarily due to the prepayment on the Company's term facility including fees of $250 million for the six months ending June 30, 2015 as compared to net cash proceeds of $171 million during the same period of the prior year in which the Company redeemed 6.75% Senior Notes due 2019 (face value $400 million and redemption payment including premium of $419 million) and borrowed $600 million on the new Term Facility (face value $600 million and proceeds net of original issue discount and financing fees of $590 million). In addition, the Company had a $41 million use of cash primarily as a result of lower affiliate debt draws in the first six months of 2015 compared to the same period in 2014. These increases were partially offset by $14 million in lower dividends to non-controlling interests, primarily from the non-recurrence of a $10 million special dividend payment by YFVE made during the six months ended June 30, 2014, and higher cash received from option and stock warrant exercises of $10 million. The Company also launched a $500 million in accelerated share repurchase programs during both the second quarters of 2015 and 2014.

Debt and Capital Structure

Additional information related to the Company’s debt is set forth in Note 10, “Debt” to the consolidated financial statements included herein under Item 1. For additional information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, for specific debt agreements and additional information related to covenants and restrictions.

Off-Balance Sheet Arrangements

The Company has a $15 million Letter of Credit ("LOC") Facility with US Bank National Association, which expires on September 30, 2015. Under the terms of the LOC facility, the Company must maintain a collateral account with U.S. Bank equal to 103% of the aggregated stated amount of the issued LOCs (or 110% for non-U.S. currencies) with reimbursement for any draws. As of June 30, 2015, the Company had $7 million of outstanding letters of credit issued under this facility and secured by restricted cash. In addition, the Company's affiliates had $5 million of locally issued letters of credit to support various customs arrangements and other obligations, with $1 million secured by cash collateral.

In connection with the Interiors Divestiture, the Company agreed to provide a $56 million revolving credit facility to the buyer. As of June 30, 2015, there were no draws on this facility. Draws under this seller-backed facility will only be available if certain of the external credit facilities are fully drawn, and any draws on the seller-backed facility generally must be repaid prior to the repayment of the external credit facilities. The seller-backed facility has a maturity of three years, an interest rate of Libor plus 5% and a default rate of interest for any interest and/or principal payment defaults. As of July 31,2015, this revolving credit facility to the buyer was reduced to $39 million as additional receivable financing became available to the buyer.

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

•	Visteon’s ability to access funds generated by its foreign subsidiaries and joint ventures on a timely and cost effective basis.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers.

•	Changes in vehicle production volume of Visteon’s customers in the markets where it operates, and in particular changes in Ford’s vehicle production volumes and platform mix.

•	Increases in commodity costs or disruptions in the supply of commodities, including aluminum, copper, fuel and natural gas.

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
Foreign Currency Risk

The Company's net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends, investments in subsidiaries and anticipated foreign currency denominated transaction proceeds. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to protect the Company's cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary hedged foreign currency exposures include the Euro, Japanese Yen, Mexican Peso, and Indian Rupee. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. As of June 30, 2015, the net fair value of foreign currency forward and option contracts was an asset of $2 million while at December 31, 2014, the net fair value of forward and option contracts was a liability of $12 million, maturities of these instruments generally do not exceed eighteen months.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $26 million and $238 million for foreign currency derivative financial instruments as of June 30, 2015 and December 31, 2014, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
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
During the second quarter of 2015, the Company entered into interest rate swaps with a notional amount of $150 million that effectively convert designated cash flows associated with underlying interest payments on the Term Facility from a variable interest rate to a fixed interest rate, the maturities of these swaps will not exceed the underlying Term Facility. The instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the Accumulated other comprehensive income component of Stockholders' equity in the Company's consolidated balance sheets and such gains and losses will be reclassified at the time the underlying hedged transactions are realized. The ineffective portion of these swaps is assessed based on the hypothetical derivative method and is recorded as interest expense in the Company's consolidated statements of comprehensive income. As of June 30, 2015 there was no ineffectiveness associated with these derivatives and the fair value was less than $1 million.
The Company significantly reduced interest rate exposure after the swap transactions by reducing variable rate basis of debt to approximately 58% from 99% as of June 30, 2015 and December 31, 2014, respectively.

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

On July 1, 2014, the Company completed the acquisition of substantially all of the global automotive electronics business of Johnson Controls Inc. (the "Electronics Acquisition") for an aggregate purchase price of $299 million, including $31 million of cash and equivalents at the acquired business. As noted in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, management excluded entities acquired in the Electronics Acquisition from its assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. The acquired global electronics business of Johnson Controls represented approximately 12% of the Company's total assets as of December 31, 2014 and 9% of sales for the year ended December 31, 2014.

As of June 30, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures, excluding all entities which were newly acquired in 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015.

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is integrating entities acquired in the Electronics Acquisition into the Company's operations, compliance programs and internal control processes. Specifically, as permitted by SEC rules and regulations, the Company has excluded these newly acquired entities from management's evaluation of internal controls over financial reporting as of December 31, 2014.

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

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the second quarter of 2015.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
Apr. 1, 2015 to Apr. 30, 2015	—	—	—	$375
May 1, 2015 to May 31, 2015	—	$97.25	534,214	$375
Jun. 1, 2015 to Jun. 30, 2015	—	$107.75	3,712,297	$0
Total	—	$106.43	4,246,511	$0

(1)
This column includes 0 shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share and stock unit awards made pursuant to the Visteon Corporation 2010 Incentive Plan.

(2)
On June 11, 2015, the board of directors increased its share repurchase program authorization by $125 million, to a total authorization to repurchase up to $1.125 billion of the Company’s common stock from the beginning of the program until December 31, 2015. In June 2015, the Company entered into an accelerated stock buyback (“ASB”) program with Goldman, Sachs & Co. (“Goldman”) to repurchase shares of common stock for an aggregate purchase price of $500 million. Under this ASB program, the Company paid Goldman $500 million and received an initial delivery of 3,712,297 shares of common stock using a reference price of $107.75. This ASB program is expected to be concluded by December 30, 2015. In May 2014, the Company entered into an an ASB program with a third-party financial institution to repurchase shares of common stock for an aggregate purchase price of $500 million. Under the ASB program, the Company paid the financial institution $500 million and received an initial delivery of 3,394,157 shares of common stock using a reference price of $92.07, and an additional delivery of 1,129,001 shares of common stock following the conclusion of the hedge period which determined a certain minimum amount of shares guaranteed under a portion of the program that had a maximum per share price of $100.54. On October 15, 2014, the capped portion of the program concluded, and the Company received an additional 112,269 shares. The final settlement price for all shares delivered under the capped portion of the program was $96.19. On May 1, 2015, the uncapped portion of the program concluded and the Company received an additional 534,214 shares. The final settlement price for all shares delivered under the uncapped portion of the program was $97.25.

Item 5. Other Information

As previously disclosed, Mr. Sachin Lawande, the Company’s president and chief executive officer, was appointed as a member of the Company’s Board of Directors effective as of his commencement of employment with the Company on June 29, 2015.  In addition, Mr. Timothy Leuliette, the Company’s former president and chief executive officer, notified the Company of his resignation as a director on June 9, 2015, which was effectuated as of immediately after the 2015 annual shareholders meeting on June 11, 2015. As previously disclosed, Mr. Leuliette’s employment with the Company was terminated on June 8, 2015.

Item 6.	Exhibits

The exhibits listed on the "Exhibit Index" on Page 65 hereof are filed with this report or incorporated by reference as set forth therein.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Visteon Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ Stephanie S. Marianos
Stephanie S. Marianos
Assistant Controller and Chief Accounting Officer

Date: August 5, 2015

Exhibit Index

Exhibit No.	Description
10.1
Amendment No. 1, dated as of March 25, 2015, to Credit Agreement, dated as of April 9, 2014, by and among Visteon Corporation, each lender from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on March 27, 2015).

10.2
Employment Agreement, dated June 8, 2015, between Visteon Corporation and Sachin Lawande (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on June 10, 2015).*

10.3
Master Confirmation, dated as of June 16, 2015, between Visteon Corporation and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on June 18, 2015).

10.4
Supplemental Confirmation, dated June 16, 2015, between Visteon Corporation and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on June 18, 2015).

10.5
Amendment, dated as of June 18, 2015, between Visteon Corporation and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon Corporation filed on June 18, 2015).

10.6
Separation Agreement, dated June 28, 2015, between Visteon Corporation and Martin T. Thall (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on June 30, 2015).*

10.7
Visteon Corporation 2010 Incentive Plan, as amended as of June 11, 2015 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A of Visteon Corporation filed on May 4, 2015).*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated August 5, 2015.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated August 5, 2015.
32.1	Section 1350 Certification of Chief Executive Officer dated August 5, 2015.
32.2	Section 1350 Certification of Chief Financial Officer dated August 5, 2015.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
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