Form 10-Q
period 2015-09-30
VISTEON CORP
filed 2015-11-05
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015,
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
Large accelerated filer  ✓  Accelerated filer  __   Non-accelerated filer __   Smaller reporting company  __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of October 30, 2015, the registrant had outstanding 40,822,620 shares of common stock.
Exhibit index located on page number 63.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.	Consolidated Financial Statements
VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Sales	$808	$793	$2,436	$1,798
Cost of sales	703	700	2,120	1,575
Gross margin	105	93	316	223
Selling, general and administrative expenses	59	70	182	164
Restructuring expense	3	8	18	22
Interest expense	3	6	15	21
Interest income	1	2	2	6
Loss on debt extinguishment	—	—	5	23
Equity in net (loss) income of non-consolidated affiliates	(3)	(2)	8	5
Gain on sale of non-consolidated affiliates	—	—	62	2
Other expense, net	7	20	15	42
Income (loss) before income taxes	31	(11)	153	(36)
Provision for income taxes	10	10	43	21
Net income (loss) from continuing operations	21	(21)	110	(57)
(Loss) income from discontinued operations, net of tax	(11)	22	2,194	(35)
Net income (loss)	10	1	2,304	(92)
Net income attributable to non-controlling interests	5	22	41	65
Net income (loss) attributable to Visteon Corporation	$5	$(21)	$2,263	$(157)

Basic earnings (loss) per share:
Continuing operations	$0.39	$(0.59)	$2.17	$(1.62)
Discontinued operations	(0.27)	0.11	50.58	(1.78)
Basic earnings (loss) per share attributable to Visteon Corporation	$0.12	$(0.48)	$52.75	$(3.40)

Diluted earnings (loss) per share:
Continuing operations	$0.38	$(0.59)	$2.12	$(1.62)
Discontinued operations	(0.26)	0.11	49.43	(1.78)
Diluted earnings (loss) per share attributable to Visteon Corporation	$0.12	$(0.48)	$51.55	$(3.40)

Comprehensive income (loss):
Comprehensive (loss) income	$(18)	$(105)	$2,305	$(185)
Comprehensive (loss) income attributable to Visteon Corporation	$(19)	$(112)	$2,277	$(236)

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	September 30	December 31
	2015	2014
ASSETS
Cash and equivalents	$2,860	$476
Short-term investments	52	—
Restricted cash	8	9
Accounts receivable, net	554	531
Inventories, net	202	208
Current assets held for sale	17	1,660
Other current assets	198	250
Total current assets	3,891	3,134

Property and equipment, net	341	363
Intangible assets, net	141	156
Investments in non-consolidated affiliates	58	99
Non-current assets held for sale	—	1,426
Other non-current assets	435	145
Total assets	$4,866	$5,323

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$33	$29
Accounts payable	506	485
Accrued employee liabilities	122	114
Current liabilities held for sale	11	987
Other current liabilities	287	217
Total current liabilities	959	1,832

Long-term debt	349	587
Employee benefits	453	489
Deferred tax liabilities	34	53
Non-current liabilities held for sale	—	432
Other non-current liabilities	223	109

Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding at September 30, 2015 and December 31, 2014)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million and 54 million shares issued, and 41 million and 44 million shares outstanding at September 30, 2015 and December 31, 2014, respectively)	1	1
Stock warrants	1	3
Additional paid-in capital	1,244	1,246
Retained earnings	2,924	661
Accumulated other comprehensive loss	(285)	(299)
Treasury stock	(1,200)	(747)
Total Visteon Corporation stockholders’ equity	2,685	865
Non-controlling interests	163	956
Total equity	2,848	1,821
Total liabilities and equity	$4,866	$5,323
See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS1
(Dollars in Millions)
(Unaudited)

	Nine Months Ended September 30
	2015	2014
Operating Activities
Net income (loss)	$2,304	$(92)
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on Climate Transaction	(2,332)	—
Gain on sale of non-consolidated affiliates	(62)	(2)
Asset impairments and losses on divestitures	17	188
Depreciation and amortization	147	205
Loss on debt extinguishment	5	23
Equity in net income of non-consolidated affiliates, net of dividends remitted	—	7
Pension settlement gain	—	(25)
Non-cash stock-based compensation	7	7
Other non-cash items	4	14
Changes in assets and liabilities:
Accounts receivable	(7)	5
Inventories	(29)	(33)
Accounts payable	48	(58)
Accrued income taxes	135	14
Other assets and other liabilities	37	(73)
Net cash provided from operating activities	274	180
Investing Activities
Proceeds from Climate Transaction	2,664	—
Capital expenditures	(151)	(209)
Short-term investments	(52)	—
Acquisition of businesses, net of cash acquired	—	(308)
Loan to non-consolidated affiliate	(10)	—
Proceeds from sale of non-consolidated affiliates	91	62
Other business divestitures and acquisitions	(19)	—
Other	8	(6)
Net cash provided from (used by) investing activities	2,531	(461)
Financing Activities
Short-term debt, net	(1)	42
Proceeds from issuance of debt, net of issuance costs	—	618
Principal payments on debt	(250)	(16)
Repurchase of long-term notes	—	(419)
Repurchase of common stock	(500)	(500)
Dividends paid to non-controlling interests	(31)	(84)
Exercised warrants and stock options	24	17
Other	(1)	(2)
Net cash used by financing activities	(759)	(344)
Effect of exchange rate changes on cash and equivalents	(13)	(17)
Net increase (decrease) in cash and equivalents	2,033	(642)
Cash and equivalents at beginning of the period	827	1,677
Cash and equivalents at end of the period	$2,860	$1,035
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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business

Visteon Corporation (the “Company” or “Visteon”) is a global supplier of automotive systems, modules and components to automotive original equipment manufacturers (“OEMs”) worldwide including Ford, Nissan, Renault, Mazda, BMW, General Motors and Honda. Headquartered in Van Buren Township, Michigan, Visteon has a current workforce of approximately 11,000 employees dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., with a heavy concentration in low-cost geographic regions.

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

Electronics
On July 1, 2014, the Company completed the acquisition of substantially all of the global automotive electronics business of Johnson Controls Inc. (the "Electronics Acquisition") for an aggregate purchase price of $299 million funded with cash on hand, including $31 million of cash and equivalents at the acquired business. The operating results for the business acquired have been included in the Electronics segment from the date of acquisition. The Electronics Acquisition was accounted for as a business combination, with the purchase price allocated as of July 2014 and finalized as of September 2015.

Interiors
In May 2014, pursuant to a Master Purchase Agreement, as subsequently amended, Visteon agreed to divest substantially all of its global Interiors business (the "Interiors Divestiture") in exchange for the assumption of certain liabilities related to the Company's Interiors business and the payment of nominal cash consideration. Effective November 1, 2014, the Company closed on the majority of the Interiors Divestiture (the "Master Closing"). Subsequent to the Master Closing, Visteon completed the sale of Interiors operations in India and Thailand on December 1, 2014 and February 2, 2015, respectively. Remaining operations subject to the Interiors Divestiture are located in Argentina and Brazil and are expected to close during 2015. Assets and liabilities associated with these operations continue to meet the "held for sale" criteria at September 30, 2015 and were classified as "Other current assets" or "Other current liabilities" in the consolidated balance sheets. These remaining transactions are subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions, and may be subject to further cash impacts based on purchase price adjustments at the time of closing. The Company expects to record losses in connection with the Argentina and Brazil portions of the Interiors Divestiture in future periods upon closing, which are estimated to be approximately $20 million.

In preparing the September 30, 2015, financial statements, the Company determined that an indicator of impairment existed in relation to the long-lived assets of the Berlin, Germany interiors operation that is not subject to the Interiors Divestiture. Accordingly, the Company performed a recoverability test utilizing a probability weighted analysis of cash flows associated with continuing the operations and estimated cash flows associated with the potential sale of the operations. As a result of the analysis, the Company concluded that the assets were not recoverable. However, as the fair value of the underlying assets were determined to be in excess of the respective carrying value, no impairment was recorded as of September 30, 2015. The Company did not meet the specific criteria considered necessary for the Berlin, Germany interiors operation to be considered held for sale as of September 30, 2015.

Subsequently on October 30, 2015, Visteon entered into an agreement to sell and transfer its equity ownership in Visteon Deutschland GmbH, which operates the Berlin, Germany interiors plant with 2014 annual sales of approximately $115 million, to APCH Automotive Plastic Components Holding GmbH.  Visteon will contribute cash and other assets in an amount approximately equivalent to the estimated net pension related liabilities of $190 million. The Company expects to record an estimated loss of $100 million in connection with the sale, anticipated to occur on or around December 1, 2015.

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

Other Expense, Net: Other expense, net includes transformation initiatives, integration costs and a provision for losses on recoverable non-income based taxes. Transformation initiatives include financial and advisory fees incurred in connection with execution of the Company's comprehensive value creation plan and certain severance costs associated with the Electronics Acquisition and the Climate Transaction. Transformation initiatives also include favorable hedging and exchange impacts of $19 million for the nine-month period ended September 30, 2015, related to the Climate Transaction proceeds.

Integration costs include costs associated with re-branding, facility modification, information technology readiness and related professional services necessary to integrate businesses associated with the Electronics Acquisition. The Company expects to incur total integration costs of $40 million over a two-year period through the end of 2015, of which $29 million has been incurred through September 30, 2015.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Dollars in Millions)
Transformation initiatives	$5	$11	$4	$18
Integration costs	2	4	11	11
Loss on asset contribution	—	3	—	3
Provision for losses on recoverable taxes	—	—	—	8
Other	—	2	—	2
	$7	$20	$15	$42

Cash and Equivalents: The Company considers all highly liquid investments purchased with a maturity of three months or less, including short-term time deposits, commercial paper, repurchase agreements and money market funds to be cash equivalents. As of September 30, 2015 the Company's cash balances are invested in a diversified portfolio of cash and cash equivalents including money market funds, commercial paper rated A2/P2 and above with maturity under three months, time deposits and other short-term cash investments, which mature under three months with highly rated banking institutions. The cost of such funds approximates fair value based on the nature of the investment.

Short-term Investments: Short-term investments of $52 million as of September 30, 2015 include corporate bonds and asset backed securities with maturities between three and twelve months held as part of the Company's separately managed accounts. The cost of these Level 1 investments approximates fair value.

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $6 million related to the Letter of Credit Facility with US Bank National Association, and $2 million related to cash collateral for other corporate purposes at September 30, 2015.

Investments in Affiliates: The Company recorded a loss for equity in the net income of affiliates of $3 million and $2 million for the three-month periods ended September 30, 2015 and 2014, respectively. For the nine-month periods ended September 30, 2015, and 2014, the Company recorded equity in the net income of affiliates of $8 million and $5 million, respectively. Investments in affiliates were $58 million and $99 million at September 30, 2015 and December 31, 2014, respectively. At September 30, 2015, affiliates accounted for under the equity method totaled $47 million and affiliates accounted for under the cost method totaled $11 million. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and fair value.

In June 2015, the Company completed the sale of its 12.5% ownership interest in Yangfeng Visteon Jinqiao Automotive Trim Systems Co., Ltd. ("Jinqiao"), a Chinese automotive supplier for proceeds of approximately $91 million and recorded a pre-tax gain of $62 million during the nine months ended September 30, 2015.

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

Product Warranty and Recall: Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality and legal functions and include due consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. During the nine months ended September 30, 2015, the Company recorded $13 million as changes in estimates for customer actions related to defective supplier parts. The following table provides a reconciliation of changes in the product warranty and recall claims liability.

	Nine Months Ended September 30
	2015	2014
	(Dollars in Millions)
Beginning balance	$21	$23
Accruals for products shipped	11	6
Changes in estimates	13	—
Foreign currency	(3)	—
Settlements	(12)	(8)
Ending balance	$30	$21

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

NOTE 3. Discontinued Operations

The operations subject to the Interiors Divestiture and Climate Transaction met conditions required to qualify for discontinued operations reporting. Accordingly, the results of operations for the Interiors and Climate businesses have been reclassified to (Loss) income from discontinued operations, net of tax in the consolidated statements of comprehensive income for the three and nine-month periods ended September 30, 2015 and 2014. The results of operations for the three months ended September 30, 2015 includes certain South America operations subject to the Interiors Divestiture, expected to close during 2015.

Discontinued operations are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Dollars in Millions)
Sales	$16	$1,385	$2,184	$4,402
Cost of sales	21	1,279	2,021	4,008
Gross margin	(5)	106	163	394
Selling, general and administrative expenses	1	50	76	148
Gain on Climate Transaction	—	—	2,332	—
Loss and impairment on Interiors Divestiture	1	15	17	188
Restructuring expense	—	7	2	12
Interest expense, net	—	2	2	5
Equity in net income of non-consolidated affiliates	—	4	6	10
Other expense, net	3	2	8	11
(Loss) income from discontinued operations before income taxes	(10)	34	2,396	40
Provision for income taxes	1	12	202	75
(Loss) income from discontinued operations, net of tax	(11)	22	2,194	(35)
Net income attributable to non-controlling interests	—	17	24	47
Net (loss) income from discontinued operations attributable to Visteon	$(11)	$5	$2,170	$(82)

During the nine-month period ended September 30, 2015, the Company received $3.4 billion of gross proceeds and recorded a $2.3 billion in pre-tax gain associated with the Climate Transaction. A summary of the gain is summarized below (dollars in millions):

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

(1) Gross proceeds of $3.423 billion were received in connection with the Climate Transaction, translated at a spot rate of 1121.5 KRW to USD on June 9, 2015. Impacts of related hedging activities and exchange on proceeds conversion into USD are included in the Company's consolidated statements of comprehensive income as "Other expense, net" for the nine months ended September 30, 2015.

(2) The Company remitted Korean withholding tax of $377 million, reducing proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the nine months ended September 30, 2015. The Company believes it is more likely than not that such amounts will be recovered within one to five years after transaction close. The withholding tax recoverable, including subsequent exchange and interest impacts, is classified within the Company's consolidated balance sheets as "Other non-current assets" as of September 30, 2015.

(3) Professional fees of $24 million, representing fees paid to financial advisors, were based on a percentage of the gross proceeds, partially offset by previously paid retainer fees of $4 million, for a net payment of $20 million reducing proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the nine months ended September 30, 2015.

(4) Security transaction taxes of $17 million were remitted to the Korean government as of the transaction close, reducing proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the nine months ended September 30, 2015.

(5) Net assets of $902 million, including assets, liabilities, accumulated other comprehensive income and non-controlling interests, were divested in connection with the Climate Transaction. Divested assets included $345 million of cash balances, reflected as a reduction of transaction proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the nine months ended September 30, 2015.

(6) In connection with the Climate Transaction, the Company has entered an agreement pursuant to which Visteon will provide information technology ongoing and separation services for HVCC to fully operate as an independent entity with estimated costs of approximately $53 million. The remaining information technology liability is included in the Company's consolidated balance sheets as "Other current liabilities" as of September 30, 2015.

(7) Employee related charges of $45 million include bonus payments, the Company's assumption of incentive plan liabilities, and impacts of employment change in control provisions. Bonus payments of $30 million are classified in the Company's net cash provided from operating activities within the Company's consolidated statements of cash flows for the nine months ended September 30, 2015. Amounts remaining to be paid are included in the Company's consolidated balance sheets as "Accrued employee liabilities" as of September 30, 2015.

(8) In connection with the Climate Transaction, the Company has entered an agreement to purchase certain electronics operations located in India, expected to close in 2016 after legal separation and regulatory approvals are met. The Company has recorded a repurchase obligation of $50 million, representing the estimated purchase price of the subject business. The Company continues to consolidate the business, with net assets of approximately $22 million, based on the Company’s continued controlling financial interest.  The Company’s controlling financial interest was evaluated based on continued operating control and obligation to fund losses or benefit from earnings.  The business is included in a legal entity currently owned by HVCC and therefore the Electronics business assets are not available for general corporate purposes.  The repurchase commitment is included in the Company’s consolidated balance sheets as “Other current liabilities” as of September 30, 2015.

During the three and nine months ended September 30, 2015, the Company recorded additional losses and adjustments related to the Interiors Divestiture of $1 million and $17 million, respectively, including $3 million attributable to the sale of operations in Thailand during February 2015. Consideration associated with the Interiors Divestiture remains subject to further adjustments.

Assets and liabilities related to the Interiors and Climate businesses have been reclassified as held for sale in the consolidated balance sheets. As of September 30, 2015, held for sale balances include assets and liabilities associated with operations subject to the Interiors Divestiture located in Argentina and Brazil.

Held for sale balances are summarized as follows:

	September 30	December 31
	2015	2014
	(Dollars in Millions)
ASSETS HELD FOR SALE
Cash and equivalents	$—	$351
Restricted cash	—	—
Accounts receivable, net	13	845
Inventories, net	4	334
Other current assets	—	130
Total current assets held for sale	17	1,660

Property and equipment, net	—	1,077
Intangible assets, net	—	251
Investments in non-consolidated affiliates	—	66
Other non-current assets	—	32
Total non-current assets held for sale	—	1,426
Total assets held for sale	$17	$3,086

LIABILITIES HELD FOR SALE
Short-term debt, including current portion of long-term debt	$—	$113
Accounts payable	8	718
Employee benefits	3	66
Other current liabilities	—	90
Total current liabilities held for sale	11	987

Long-term debt	—	252
Employee benefits	—	77
Deferred tax liabilities	—	67
Other non-current liabilities	—	36
Total non-current liabilities held for sale	—	432
Total liabilities held for sale	$11	$1,419

The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories within the consolidated statements of cash flows. Cash and non-cash items for certain operating and investing activities related to discontinued operations for the nine months ended September 30, 2015 and 2014 are as follows:

	Nine Months Ended September 30
	2015	2014
	(Dollars in Millions
Depreciation and amortization	$85	$151
Asset impairments and losses on divestiture	$17	$188
Capital expenditures	$81	$153

Note 4. Restructuring Activities

During the three and nine-month periods ended September 30, 2015, the Company recorded $3 million and $20 million of restructuring expenses, respectively, net of reversals, including $2 million for the nine months ended September 30, 2015, related to discontinued operations. Given the economically-sensitive and highly competitive nature of the automotive industry, the Company continues to closely monitor current market factors and industry trends taking action as necessary, including but not limited to, additional restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

Electronics

In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve cost savings through transaction synergies. Through September 30, 2015, the Company has recorded approximately $51 million of restructuring expenses under this program, net of reversals, associated with approximately 1,000 employees, and expects to incur up to approximately $60 million of restructuring costs during the program. During the three and nine months ended September 30, 2015, the Company recorded $2 million and $14 million, respectively, net of reversals, of severance and termination benefits under this program associated with approximately 400 employees. During both the three and nine months ended September 30, 2014, the Company recorded $5 million of severance and termination benefits under this program associated with approximately 115 employees, which was initiated during the third quarter of 2014. The Company anticipates recording additional restructuring charges related to this program in future periods as underlying plans are finalized. Approximately $23 million remains accrued at September 30, 2015.

Corporate

The Company previously announced a restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. In connection with that program, the Company announced plans to realign its corporate and administrative functions directly to their corresponding operational beneficiary. The Company recorded $1 million and $4 million for restructuring expenses during the three and nine months ended September 30, 2015, respectively, primarily related to severance and termination benefits. As of September 30, 2015, $3 million remains accrued for this program.

Other

During 2014, the Company recorded $10 million and $28 million for the three and nine months ended September 30, 2014, respectively, of restructuring expenses, including $7 million and $12 million for the three and nine months ended September 30, 2014, respectively, related to discontinued operations. The expenses primarily related to employee and severance termination benefits, associated with Other operations, including the following activities:

•
During the three months ended September 30, 2014, the Company recorded $6 million of severance and termination benefits, classified as discontinued operations, associated with approximately 100 employees at two European Interiors facilities in Spain.

•
The closure of a Climate facility located in Quilmes, Argentina. In connection with the closure, the Company recorded $3 million and $13 million for the three and nine months ended September 30, 2014, respectively, of restructuring expenses, primarily related to severance and termination benefits associated with approximately 270 employees. Approximately $1 million remains accrued at September 30, 2015.

•
The closure of a Climate facility located in Port Elizabeth, South Africa. In connection with the closure, the Company recorded and paid cash to settle $2 million of restructuring expenses, primarily related to severance and termination benefits associated with approximately 90 employees.

•
During the second quarter of 2014, the Company recorded an additional $5 million of restructuring expenses, classified as discontinued operations, of which $4 million remains accrued as of September 30, 2015, in addition to $2 million associated with a previously announced program for the fundamental reorganization of operations at a facility in Brazil. The Company retained approximately $6 million of restructuring reserves as part of the Interiors Divestiture.

Restructuring Reserves

Restructuring reserve balances of $33 million and $39 million at September 30, 2015 and December 31, 2014, respectively, are classified as "Other current liabilities" on the consolidated balance sheets. The Company anticipates that the activities associated with the restructuring reserve balance will be substantially completed by the first half of 2016. The Company’s consolidated restructuring reserves and related activity are summarized below, including amounts associated with discontinued operations.

	Electronics	Corporate	Other	Total
	(Dollars in Millions)
December 31, 2014	$30	$—	$9	$39
Expense	3	—	1	4
Utilization	(2)	—	(1)	(3)
Foreign currency	(3)	—	(1)	(4)
March 31, 2015	28	—	8	36
Expense	9	3	1	13
Utilization	(4)	—	(2)	(6)
Foreign currency	1	—	—	1
June 30, 2015	34	3	7	44
Expense	6	1	—	7
Utilization	(13)	(1)	—	(14)
Reversals	(4)	—	—	(4)
September 30, 2015	$23	$3	$7	$33

Utilization represents payments for severance and other employee termination benefits and special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans.

During October 2015, the Company announced a restructuring program designed to reduce the workforce at a European Electronics facility. The Company expects to record restructuring charges of approximately $15 million during the fourth quarter of 2015, primarily related to severance and termination benefit costs.

NOTE 5. Inventories

Inventories consist of the following components:

	September 30	December 31
	2015	2014
	(Dollars in Millions)
Raw materials	$115	$117
Work-in-process	50	43
Finished products	55	62
Valuation reserves	(18)	(14)
	$202	$208

NOTE 6. Other Assets

Other current assets are comprised of the following components:

	September 30	December 31
	2015	2014
	(Dollars in Millions)
Joint venture receivables	$55	$52
Recoverable taxes	50	78
Contractually reimbursable engineering costs	39	36
Prepaid assets and deposits	28	30
Deferred tax assets	18	20
Non-trade receivables	1	28
Other	7	6
	$198	$250
Non-trade receivables represent accounts receivable that the Company is invoicing on behalf of the buyer of the Interiors business. In connection with the Interiors Divestiture, the Company is invoicing on behalf of the buyer until underlying contractual customer agreements are transferred or otherwise modified.

Other non-current assets are comprised of the following components:

	September 30	December 31
	2015	2014
	(Dollars in Millions)
Recoverable taxes	$383	$58
Deferred tax assets	21	23
Contractually reimbursable engineering costs	1	31
Other	30	33
	$435	$145
Recoverable taxes include Korean capital gains tax withheld by the Purchasers and paid to the Korean government in connection with the Climate Transaction of $359 million adjusted for currency and interest impacts. The Company has initiated filings with the Korean tax authorities pursuing a refund of the capital gains tax pursuant to the applicable income tax treaty with Korea and believes it is more likely than not that such amount will be recovered over the subsequent one to five years.

Current and non-current contractually reimbursable engineering costs of $39 million and $1 million, respectively, at September 30, 2015 and $36 million and $31 million, respectively, at December 31, 2014, are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of approximately $11 million during the remainder of 2015, $28 million in 2016, and $1 million from 2017 through 2019.

NOTE 7. Property and Equipment, net

Property and equipment, net consists of the following:

	September 30	December 31
	2015	2014
	(Dollars in Millions)
Land	$16	$17
Buildings and improvements	71	66
Machinery, equipment and other	359	337
Construction in progress	53	64
	499	484
Accumulated depreciation	(174)	(136)
	325	348
Product tooling, net of amortization	16	15
	$341	$363

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

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Dollars in Millions)
Depreciation	$17	$20	$49	$40
Amortization	—	1	2	2
	$17	$21	$51	$42

NOTE 8. Intangible Assets, net

Intangible assets, net at September 30, 2015 and December 31, 2014, are comprised of the following:

		September 30, 2015			December 31, 2014
	Estimated Weighted Average Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(Dollars in Millions)
Definite-Lived:
Developed technology	7	$39	$18	$21	$39	$13	$26
Customer related	10	85	16	69	87	10	77
Other	32	8	1	7	8	1	7
Subtotal		132	35	97	134	24	110
Indefinite-Lived:
Goodwill		44	—	44	46	—	46
Total		$176	$35	$141	$180	$24	$156

The Company recorded approximately $3 million and $11 million of amortization expense related to definite-lived intangible assets for the three and nine-month periods ended September 30, 2015. The Company currently estimates annual amortization expense to be $15 million for 2015, $14 million for 2016, $12 million for 2017, $12 million for 2018 and $12 million for 2019. Indefinite-lived intangible assets are not amortized but are tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired.

A roll forward of the carrying amounts of intangible assets is presented below:

	Definite-lived intangibles			Indefinite-lived intangibles
	Developed Technology	Customer Related	Other	Goodwill	Total
	(Dollars in Millions)
Electronics:
December 31, 2014	$26	$77	$7	$46	$156
Foreign currency	—	(2)	—	(2)	(4)
Amortization	(5)	(6)	—	—	(11)
September 30, 2015	$21	$69	$7	$44	$141

NOTE 9. Other Liabilities

Other current liabilities are summarized as follows:

	September 30	December 31
	2015	2014
	(Dollars in Millions)
Electronics operations repurchase commitment	$50	$—
Information technology separation and service obligations	48	10
Income taxes payable	34	11
Restructuring reserves	33	39
Rent and royalties	29	24
Product warranty and recall accruals	19	11
Non-income taxes payable	13	13
Joint venture payables	13	22
Dividends payable	8	—
Deferred income	7	14
Foreign currency hedges	3	15
Non-trade payables	1	24
Deferred income taxes	—	3
Other	29	31
	$287	$217

In connection with the Climate Transaction, the Company entered an agreement to purchase certain electronics operations located in India, expected to close in 2016 after legal separation and regulatory approvals are met. The Company has recorded a repurchase commitment of $50 million, representing the estimated purchase price of the subject business.

Information technology separation and service obligations were established in connection with the Climate Transaction and Interiors Divestiture, representing ongoing and separation services for the divested businesses to operate as independent entities. As of September 30, 2015 and December 31, 2014 remaining obligations totaled $48 million and $10 million, respectively.

Non-trade payables represent accounts payable for purchases the Company has made on behalf of the buyer of the Interiors business. In connection with the Interiors Divestiture, the Company agreed to continue to pay suppliers on behalf of the buyer until underlying contractual supplier agreements are transferred or otherwise modified.

Other non-current liabilities are summarized as follows:

	September 30	December 31
	2015	2014
	(Dollars in Millions)
Income tax reserves	$174	$45
Deferred income	17	20
Product warranty and recall accruals	11	10
Non-income tax reserves	10	19
Other	11	15
	$223	$109

Income tax reserves include $133 million related to the anticipated U.S. income tax after the utilization of available net operating loss carry-forwards and other tax attributes in connection with the Climate Transaction as well as reserves for uncertain tax benefits, including interest and penalties, of $41 million. See Note 12, "Income Taxes" for additional details.

NOTE 10. Debt

The Company’s short and long-term debt consists of the following:

	September 30	December 31
	2015	2014
	(Dollars in Millions)
Short-Term Debt:
Current portion of long-term debt	$2	$8
Short-term borrowings	31	21
	$33	$29
Long-Term Debt:
Term debt facility	$346	$583
Other	3	4
	$349	$587

Short-Term Debt

Short-term borrowings are related to the Company's non-U.S. joint ventures and are payable in Chinese Yuan and Russian Ruble. As of September 30, 2015 and December 31, 2014, the Company had international affiliate short-term borrowings of $31 million and $21 million, respectively. Short-term borrowings increased in 2015 primarily due to increased working capital needs at a consolidated joint venture in China. Available borrowings on outstanding affiliate credit facilities as of September 30, 2015, are approximately $18 million.

Long-Term Debt

The Credit Agreement, dated as of April 9, 2014 and as amended by Waiver and Amendment No. 1 dated as of March 25, 2015 (the “Credit Agreement”), by and among the Company, as borrower, each lender from time to time party thereto, each letter of credit issuer from time to time party thereto and Citibank, N.A., as administrative agent, provides for (i) an aggregate principal of $350 million (the “Term Facility”) and (ii) a $200 million revolving credit facility (the “Revolving Facility”). The Term Facility matures on April 9, 2021 and the Revolving Facility matures on April 9, 2019. The Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, including financial covenants and contains customary events of default. The Company was in compliance with such covenants at September 30, 2015.

The Company originally entered into a $600 million delayed draw Term Loan Facility on April 9, 2014 and subsequently executed an Amendment to the Credit Agreement on March 25, 2015. The Amendment, among other things, provided for certain modifications to the Credit Agreement to permit Visteon’s sale of its ownership interest in HVCC (Climate Transaction) and otherwise to update the Credit Agreement to account for HVCC no longer being a subsidiary of Visteon following the Climate Transaction. While certain waivers granted under the Amendment became effective on March 25, 2015, other waivers became effective concurrent with the consummation of the Climate Transaction on June 9, 2015. Under the Amendment, Term Lenders agreed to waive a requirement of the Credit Agreement that 100% of the net cash proceeds received by the Borrower or any of its Restricted Subsidiaries from the Climate Transaction be used to prepay the Term Loans so long as such net cash proceeds are used to prepay the Term Loans within five business days of the receipt of such net cash proceeds in an amount sufficient to reduce the aggregate principal amount of Term Loans outstanding after giving effect to such prepayment to no more than $350 million.

Visteon consummated the Climate Transaction on June 9, 2015 and subsequently paid down $246 million term loan principal on June 12, 2015 to reduce the outstanding aggregate principal amount of the Term Facility to approximately $350 million. In connection with the principal reduction, the 0.25% mandatory quarterly prepayment obligation was considered completed, therefore the Company will cease making quarterly amortization payments. During the nine months ended September 30, 2015, the Company recorded $5 million of Loss on Debt Extinguishment costs, representing unamortized original issue discount, debt fees and amendment fees associated with the pay-down.

Other Long-Term Debt

As of September 30, 2015 and December 31, 2014, the Company had $3 million and $4 million, respectively, of other long-term debt outstanding, primarily related to information technology software leases.

NOTE 11. Employee Benefit Plans

Defined Benefit Plans

The Company's net periodic benefit costs for all defined benefit plans, including discontinued operations, for the three-month periods ended September 30, 2015 and 2014 were as follows:

	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
	(Dollars in Millions)
Costs Recognized in Income:
Service cost	$—	$—	$1	$6
Interest cost	8	9	6	6
Expected return on plan assets	(11)	(12)	(4)	(4)
Settlements and curtailments	—	(25)	—	—
Amortization of losses and other	—	—	1	1
Net pension (income) expense	$(3)	$(28)	$4	$9

The Company's net periodic benefit costs for all defined benefit plans, including discontinued operations, for the nine-month periods ended September 30, 2015 and 2014 were as follows:

	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
	(Dollars in Millions)
Costs Recognized in Income:
Service cost	$—	$—	$14	$18
Interest cost	25	34	18	18
Expected return on plan assets	(32)	(43)	(15)	(12)
Settlements and curtailments	—	(25)	—	—
Amortization of losses and other	—	—	6	2
Net pension (income) expense	$(7)	$(34)	$23	$26

During the nine-month period ended September 30, 2015, cash contributions to the Company's non-U.S. defined benefit pension plan were $13 million. The Company expects to make cash contributions to its U.S. defined benefit pension plans of $1 million and contributions to non-U.S. defined benefit pension plans of $21 million in 2015. The Company’s expected 2015 contributions may be revised.

Defined Contribution Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. For the U.S. defined contribution plan, the Company matches 100% of contributions on the first 6% of pay contributed. The expense related to matching contributions was approximately $2 million and $3 million for the three months ended September 30, 2015 and 2014, respectively. The expense related to matching contributions was approximately $8 million and $11 million for the nine months ended September 30, 2015 and 2014, respectively.

NOTE 12. Income Taxes

During the three and nine-month periods ended September 30, 2015, the Company recorded a provision for income tax on continuing operations of $10 million and $43 million, respectively, which includes income tax expense in countries where the Company is profitable, withholding taxes, changes in uncertain tax benefits, and the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions due to valuation allowances. Pre-tax losses from continuing operations in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $31 million and $147 million, for the nine months ended September 30, 2015 and 2014, respectively, resulting in an increase in the Company's effective tax rate in those periods.

The Company provides for U.S. and non-U.S. income taxes and non-U.S. withholding taxes on the projected future repatriations of the earnings from its non-U.S. operations that are not considered permanently reinvested at each tier of the legal entity structure. During the nine-month periods ended September 30, 2015 and 2014, the Company recognized expense of $4 million and $3 million, respectively, reflecting the Company's forecasts which contemplate numerous financial and operational considerations that impact future repatriations.

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

In connection with the Climate Transaction, completed during the second quarter of 2015, the Company recorded anticipated U.S. income tax of $147 million, related to the gain on sale, which represents the net amount of U.S. tax after the utilization of available net operating loss carry-forwards and other tax attributes, under the more likely than not assumption the Korean withholding taxes as described further below will be refunded one to five years post-closing. As of September 30, 2015, the anticipated U.S. income tax was reduced to $133 million reflecting the ability to offset the gain on the sale against estimated U.S. taxable loss recognized during the third quarter of 2015. This amount is reflected as discontinued operations income tax expense and the related liability is included in "Other non-current liabilities" on the consolidated balance sheets.

Unrecognized Tax Benefits

Gross unrecognized tax benefits at September 30, 2015 and December 31, 2014, including amounts attributable to discontinued operations, were $39 million and $60 million, respectively. Of these amounts approximately $37 million and $40 million represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at September 30, 2015 and December 31, 2014 were $4 million and $27 million, respectively.

There were several items that impacted the Company’s unrecognized tax benefits resulting in a $4 million net reduction in income tax expense, inclusive of interest and penalties, for the nine-month period ended September 30, 2015, of which $7 million income tax benefit was reflected in continuing operations, partially offset by $3 million income tax expense reflected in discontinued operations. During the first quarter of 2015, the Company received a favorable order from the Joint Commissioner of Income Tax in India related to numerous appeals in connection with assessments initiated over seven years ago associated with the transfer price used to value certain share transactions. During the first and second quarters of 2015, the Internal Revenue Service ("IRS") completed consecutive audits of the Company's U.S. climate affiliate for the 2011 through 2013 tax years. In connection with the Climate Transaction, the Company eliminated substantially all of the unrecognized tax benefits associated with the climate legal entities by $21 million. Also in connection with this transaction, the amount of unrecognized tax benefits that impact the rate increased by $19 million to reflect the anticipated U.S. income tax related to the 2015 tax year after utilizing available tax attributes. As described further below, as a consequence of the Company abandoning its pursuit of further appeals related to the alleged underpayment of withholding tax on dividends paid from its Korean affiliates, the Company recorded $7 million of income tax expense related to dividends paid from its former Korean affiliates in 2013 and 2014.

With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2012 or state and local, or non-U.S. income tax examinations for years before 2003 although U.S. net operating losses carried forward into open tax years technically remain open to adjustment. During the third quarter of 2015, the IRS contacted the Company to begin the examination process of the Company's U.S. tax returns for the 2012 and 2013 tax years. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in Europe and Asia (including Korea) could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. A reconciliation of the beginning and ending amount of unrecognized tax benefits including amounts attributable to discontinued operations is as follows:

Nine Months Ended September 30, 2015
(Dollars in Millions)
Beginning balance	$60
Tax positions related to current period:
Additions	4
Tax positions related to prior periods:
Additions	12
Reductions	(35)
Settlements with tax authorities	(1)
Effect of exchange rate changes	(1)
Ending balance	$39

In connection with the Climate Transaction, $377 million of Korean capital gains tax was withheld by the Purchasers and paid to the Korean government. The Company has initiated filings with the Korean tax authorities pursuing a refund of the capital gains tax pursuant to the applicable income tax treaty with Korea and believes it is more likely than not that such amount will be recovered over the subsequent one to five years. Also in connection with the Climate Transaction, the Company withdrew its appeals related to the alleged underpayment of withholding tax on dividends paid from its former Korean affiliates through 2012 and eliminated the various income tax refund claims previously recorded at the Climate legal entities. As a consequence of these actions, the Company established a long-term income tax receivable of $377 million as of June 30, 2015, and reduced its previous balance by approximately $12 million, of which $7 million was reflected in discontinued operations income tax expense and $5 million reflected as discontinued operations related to the gain on the Climate Transaction. During the third quarter, the weakening of the

Korean won resulted in a $20 million decrease in the long-term income receivable, which was partially offset by a $2 million increase attributable to the accrual of interest, with both amounts reflected in discontinued operations income tax expense and resulting in a $359 million long-term income tax receivable, including impacts of exchange and interest, as of September 30, 2015.

During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) of approximately $10 million, adjusted for currency impacts, related to the sale of its chassis business to a third party. During 2013, after attempts to reopen an appeal of the administrative decision failed, Sistemas opened a judicial proceeding against the government to address the notice, which required a deposit in the amount of the assessment to suspend the debt and allow Sistemas to operate regularly before the tax authorities. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level.

Appeal payments in Korea and Brazil, as well as contingent income tax refund claims associated with other jurisdictions, including applicable accrued interest income and exchange impacts, total $373 million as of September 30, 2015 and are included in Other non-current assets on the consolidated balance sheets.
NOTE 13. Stockholders’ Equity and Non-controlling Interests

Changes in equity for the three months ended September 30, 2015 and 2014 are as follows:

	2015			2014
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Three Months Ended September 30
Beginning balance	$2,688	$162	$2,850	$1,311	$910	$2,221
Net income (loss) from continuing operations	16	5	21	(26)	5	(21)
Net (loss) income from discontinued operations	(11)	—	(11)	5	17	22
Net (loss) income	5	5	10	(21)	22	1
Other comprehensive income (loss)
Foreign currency translation adjustments	(23)	(4)	(27)	(52)	(13)	(65)
Benefit plans	2	—	2	(37)	—	(37)
Unrealized hedging (loss) gain	(3)	—	(3)	(2)	(2)	(4)
Total other comprehensive income (loss)	(24)	(4)	(28)	(91)	(15)	(106)
Stock-based compensation, net	1	—	1	3	—	3
Warrant exercises	15	—	15	5	—	5
Business acquisitions	—	—	—	—	46	46
Dividends to non-controlling interests	—	—	—	—	7	7
Ending balance	$2,685	$163	$2,848	$1,207	$970	$2,177

Changes in equity for the nine months ended September 30, 2015 and 2014 are as follows:

	2015			2014
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Nine Months Ended September 30
Beginning balance	$865	$956	$1,821	$1,920	$953	$2,873
Net income (loss) from continuing operations	93	17	110	(75)	18	(57)
Net income (loss) from discontinued operations	2,170	24	2,194	(82)	47	(35)
Net income (loss)	2,263	41	2,304	(157)	65	(92)
Other comprehensive income (loss)
Foreign currency translation adjustments	(23)	(16)	(39)	(46)	(14)	(60)
Benefit plans	35	1	36	(36)	—	(36)
Unrealized hedging gains	2	2	4	3	—	3
Total other comprehensive income (loss)	14	(13)	1	(79)	(14)	(93)
Stock-based compensation, net	13	—	13	18	—	18
Warrant exercises	30	—	30	5	—	5
Share repurchase	(500)	—	(500)	(500)	—	(500)
Business (divestitures) acquisitions	—	(785)	(785)	—	46	46
Dividends to non-controlling interests	—	(36)	(36)	—	(80)	(80)
Ending balance	$2,685	$163	$2,848	$1,207	$970	$2,177

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

Non-Controlling Interests
Non-controlling interests in the Visteon Corporation economic entity are as follows:

	September 30	December 31
	2015	2014
	(Dollars in Millions)
HVCC	$—	$798
Yanfeng Visteon Automotive Electronics Co., Ltd. ("YFVE")	123	118
Shanghai Visteon Automotive Electronics, Co., Ltd.	39	39
Other	1	1
	$163	$956

Accumulated Other Comprehensive Income (Loss)
Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Dollars in Millions)
Changes in AOCI:
Beginning balance	$(261)	$—	$(299)	$(12)
Other comprehensive (loss) income before reclassification, net of tax	(25)	(59)	(67)	(37)
Amounts reclassified from AOCI	1	(32)	(3)	(42)
Climate divestiture	—	—	84	—
Ending balance	$(285)	$(91)	$(285)	$(91)

Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(138)	$(31)	$(138)	$(37)
Other comprehensive income (loss) before reclassification, net of tax (a)	(23)	(52)	(86)	(46)
Climate divestiture (b)	—	—	63	—
Ending balance	(161)	(83)	(161)	(83)
Benefit plans
Beginning balance	(123)	26	(156)	25
Other comprehensive (loss) income before reclassification, net of tax (a)	—	(13)	8	(13)
Amounts reclassified from AOCI (c)	2	(24)	7	(23)
Climate divestiture (b)	—	—	20	—
Ending balance	(121)	(11)	(121)	(11)
Unrealized hedging gain (loss)
Beginning balance	—	5	(5)	—
Other comprehensive (loss) income before reclassification, net of tax (d)	(2)	6	11	22
Amounts reclassified from AOCI (e)	(1)	(8)	(10)	(19)
Climate divestiture (b)	—	—	1	—
Ending balance	(3)	3	(3)	3
Total AOCI	$(285)	$(91)	$(285)	$(91)
(a) There were no income tax effects for either period due to the recording of valuation allowance.
(b) Amounts are included in Income from discontinued operations, net of tax, on the consolidated statements of comprehensive income.
(c) Amount included in the computation of net periodic pension cost. (See Note 11, "Employee Benefit Plans" for additional details.)
(d) Net tax benefit of $1 million is related to unrealized hedging (loss) gain for both the three months ended September 30, 2015 and 2014. Net tax expense of $2 million and $1 million are related to unrealized hedging gain for the nine months ended September 30, 2015 and 2014, respectively.
(e) Amount is included in Cost of sales in consolidated statements of comprehensive income.

Stock Warrants

During the three and nine months ended September 30, 2015, approximately 266,000 and 569,000 warrants, respectively, were converted to shares of common stock at an exercise price of $58.80 per share.

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

The table below provides details underlying the calculations of basic and diluted earnings (loss) per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(In Millions, Except Per Share Amounts)
Numerator:
Net income (loss) from continuing operations attributable to Visteon	$16	$(26)	$93	$(75)
(Loss) income from discontinued operations, net of tax	(11)	5	2,170	(82)
Net income (loss) attributable to Visteon	$5	$(21)	$2,263	$(157)
Denominator:
Average common stock outstanding - basic	40.5	44.0	42.9	46.2
Dilutive effect of warrants and PSUs	0.9	—	1.0	—
Diluted shares	41.4	44.0	43.9	46.2

Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon:
Continuing operations	$0.39	$(0.59)	$2.17	$(1.62)
Discontinued operations	(0.27)	0.11	50.58	(1.78)
	$0.12	$(0.48)	$52.75	$(3.40)
Diluted earnings (loss) per share attributable to Visteon:
Continuing operations	$0.38	$(0.59)	$2.12	$(1.62)
Discontinued operations	(0.26)	0.11	49.43	(1.78)
	$0.12	$(0.48)	$51.55	$(3.40)

The impact of dilutive potential common stock is not taken into consideration in loss periods as the impact would be anti-dilutive. Accordingly, dilutive potential common stocks have been excluded from the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2014, as applicable.

	September 30, 2014
	Three Months Ended			Nine Months Ended
	(In Millions, Except Per Share Amounts)
Number of warrants	1.5			1.5
Exercise price	$58.80			$58.80
Number of performance stock units	1.0			1.0
Number of stock options	0.1			0.1
Exercise price	$53.48	-	$84.67	$53.48	-	$84.67

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

Items Measured at Fair Value on a Non-recurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis. During the three and nine-month periods ended September 30, 2015 and as further described in Note 3, "Discontinued Operations", the fair value of the assets and liabilities subject to the Interiors Divestiture were measured for an impairment test. For purposes of the recoverability test, the fair values of related assets and liabilities were determined using other observable inputs and were classified within Level 2 of the fair value hierarchy.

Fair Value of Debt

The Company's fair value of debt excluding debt included in Liabilities held for sale was approximately $382 million and $613 million at September 30, 2015 and December 31, 2014, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2, "Other Observable Inputs" in the fair value hierarchy.

Financial Instruments

Foreign Exchange Risk: The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. The Company utilizes derivative financial instruments, including forward and option contracts, to protect the Company’s cash flow from changes in exchange rates. Foreign currency exposures are reviewed monthly and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s current primary hedged foreign currency exposures include the Euro, Japanese Yen and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies.

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

As of September 30, 2015 and December 31, 2014, the Company had derivative instruments that consisted primarily of option and forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $237 million and $2,884 million, respectively, maturities of these instruments generally do not exceed eighteen months. Approximately $89 million and $150 million of the notional amounts of these instruments as of September 30, 2015 and December 31, 2014, respectively, have been designated as cash flow hedges with the effective portion of the gain or loss reported in the "Accumulated other comprehensive loss" component of Stockholders’ equity in the Company’s consolidated balance sheets and such gains and losses will be reclassified at the time the underlying hedged transactions are realized. The ineffective portion of these instruments is recorded as cost of sales in the Company’s consolidated statements of comprehensive income, the impact of which is immaterial for the three and nine month periods ended September 30, 2015 and 2014, respectively. Approximately $660 million as of December 31, 2014 has been designated as a hedge of the Company's net investment in HVCC with the effective portion of the gain or loss reported in the AOCI component of Stockholders’ equity in the Company’s consolidated balance sheets. The gain or loss from the non-designated portion of this foreign currency option contract is recorded as "Other expense, net" in the Company’s consolidated statement of operations.

During 2015, the Company entered into currency exchange derivatives with a notional amount of $150 million to manage foreign currency exposure on certain non-U.S. denominated foreign entities. These derivatives have been designated as hedges of the Company's net investments in European affiliates with the effective portion of the gain or loss reported in the "Accumulated other comprehensive loss" component of Stockholder's equity in the Company's consolidated balance sheet. There was no ineffectiveness associated with these derivatives as of September 30, 2015 and the fair value of such derivatives was an asset of $1 million.

In December 2014, the Company entered into a foreign currency option contract with a notional amount of $2,229 million to manage foreign currency exposure on anticipated KRW denominated proceeds in connection with the Climate Transaction. During the six months ended June 30, 2015, the Company entered into offsetting foreign currency option contracts and non-deliverable forwards with notional amounts of $2,229 million each to lower related premium expenses. Final settlement of these hedges occurred during the second quarter in connection with the closing of the Climate Transaction. The Company recorded a loss of $6 million for the nine months ended September 30, 2015, reflecting the change in the fair value of the foreign currency option and forward contracts, which was classified as "Other expense, net" in the Company’s consolidated statements of comprehensive income.

Interest Rate Risk: The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company uses derivative financial instruments to manage exposure to fluctuations in interest rates in connection with its risk management policies. During 2015, the Company entered into interest rate swaps with a notional amount of $150 million that effectively convert designated cash flows associated with underlying interest payments on the Term Facility from a variable interest rate to a fixed interest rate, the maturities of these swaps will not exceed the underlying Term Facility. The instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in "Accumulated other comprehensive loss" component of Stockholders' equity in the Company's consolidated balance sheets and such gains and losses will be reclassified at the time the underlying hedged transactions are realized. The ineffective portion of these swaps is assessed based on the hypothetical derivative method and is recorded as interest expense in the Company's consolidated statements of comprehensive income. As of September 30, 2015 there was no ineffectiveness associated with these derivatives and the fair value was a liability of $2 million.

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

Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s consolidated balance sheets at September 30, 2015 and December 31, 2014, as follows:

	Gross Amount Recognized		Gross Amounts Offset in the Statement of Financial Position		Net Amounts Presented in the Statement of Financial Position
	September 30	December 31	September 30	December 31	September 30	December 31
	2015	2014	2015	2014	2015	2014
	(Dollars in Millions)
Other Current Assets:
Designated-Foreign Currency Derivatives	$5	$5	$3	$2	$2	$3

Other Current Liabilities:
Designated-Foreign Currency Derivatives	$—	$6	$—	$1	$—	$5
Designated-Interest Rate Swaps	2	—	—	—	2	—
Non-designated	—	10	—	—	—	10
	$2	$16	$—	$1	$2	$15

Gains and losses on derivative financial instruments recorded in cost of sales for the three and nine-month periods ended September 30, 2015 and 2014 are as follows:

	Recorded in AOCI, net of tax		Reclassified from AOCI into Income		Recorded in Income
	2015	2014	2015	2014	2015	2014
	(Dollars in Millions)
Three Months Ended September 30
Cost of sales:
Cash flow hedges	$(1)	$(2)	$1	$8	$—	$—
Non-designated cash flow hedges	—	—	—	—	(1)	(1)
	$(1)	$(2)	$1	$8	$(1)	$(1)
Nine Months Ended September 30
Cost of sales:
Cash flow hedges	$13	$3	$10	$19	$—	$—
Non-designated cash flow hedges	—	—	—	—	(4)	(2)
Other expense, net:
KRW option and forward contracts	(4)	—	(8)	—	2	—
	$9	$3	$2	$19	$(2)	$(2)

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

The Company's credit risk with any individual customer does not exceed ten percent of total accounts receivables except for Ford and its affiliates which represent 22% of the Company's accounts receivables at September 30, 2015 and December 31, 2014, respectively.

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

The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of September 30, 2015, the Company maintained accruals of approximately $7 million for claims aggregating approximately $108 million. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

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

As of September 30, 2015, the Company maintains an accrual for claims that are deemed probable of loss and are reasonably estimable. While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.

Loan Guarantees and Commitments

The Company provided a $56 million revolving credit facility in connection with the Interiors Divestiture Master Closing. As of September 30, 2015, there were no draws on this facility. The seller-backed facility is expected to be reduced over the next several months as buyer credit facilities ramp up and the seller-backed facility can also be reduced if the buyer adds working capital facilities in Russia and Thailand. The seller-backed facility has a maturity of three years, an interest rate of Libor plus 5% and a default rate of interest for any interest and/or principal payment defaults. As of September 30, 2015, this revolving credit facility to the buyer was reduced to $39 million as additional receivable financing became available to the buyer.

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

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in Other current liabilities and Other non-current liabilities in the consolidated balance sheets. At September 30, 2015, and December 31, 2014, the Company had recorded a reserve of less than $1 million for environmental matters. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at September 30, 2015 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

Segment Sales

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Dollars in Millions)
Electronics	$771	$760	$2,332	$1,642
Other	37	46	123	197
Eliminations	—	(13)	(19)	(41)
Total consolidated sales	$808	$793	$2,436	$1,798

Segment Adjusted EBITDA

During the three months ended March 31, 2015, the Company changed its definition of Adjusted EBITDA to exclude the impact of discontinued operations. Accordingly, Adjusted EBITDA for historical periods has been recast in a manner consistent with the Company's new definition.

Adjusted EBITDA is defined by the Company as net income attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of discontinued operations, equity in net income of non-consolidated affiliates, net income attributable to non-controlling interests, gains or losses on divestitures, net restructuring expenses and other reimbursable costs, loss on debt extinguishment, non-cash stock-based compensation expense, certain employee charges and benefits, reorganization items and other non-operating gains and losses.

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

Segment Adjusted EBITDA is summarized below:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Dollars in Millions)
Electronics	$80	$50	$250	$157
Other	(2)	(7)	(8)	(11)
Segment Adjusted EBITDA	78	43	242	146
Corporate	(13)	(13)	(39)	(44)
Adjusted EBITDA	$65	$30	$203	$102

The reconciliation of Adjusted EBITDA to net income attributable to Visteon is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	(Dollars in Millions)
Adjusted EBITDA	$65	$30	$203	$102
Depreciation and amortization	20	25	62	54
Restructuring expense	3	8	18	22
Interest expense, net	2	4	13	15
Loss on debt extinguishment	—	—	5	23
Equity in net loss (income) of non-consolidated affiliates	3	2	(8)	(5)
Gain on sale of non-consolidated affiliates	—	—	(62)	(2)
Other expense, net	7	20	15	42
Provision for income taxes	10	10	43	21
Loss (income) from discontinued operations, net of tax	11	(22)	(2,194)	35
Net income attributable to non-controlling interests	5	22	41	65
Non-cash, stock-based compensation expense	2	3	7	9
Pension settlement gain	—	(25)	—	(25)
Other	(3)	4	—	5
Net income (loss) attributable to Visteon Corporation	$5	$(21)	$2,263	$(157)

Segment Operating Assets

	Inventories, net		Property and Equipment, net
	September 30	December 31	September 30	December 31
	2015	2014	2015	2014
	(Dollars in Millions)
Electronics	$181	$187	$303	$317
Other	21	21	24	26
Total segment operating assets	202	208	327	343
Corporate	—	—	14	20
Total consolidated operating assets	$202	$208	$341	$363

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2014 filed with the Securities and Exchange Commission on February 26, 2015, Form 8-K subsequently filed on September 11, 2015 to recast operating results after giving effect to Climate HVCC discontinued operations, and the financial statements and accompanying notes to the financial statements included elsewhere herein.

Description of Business

Visteon Corporation (the “Company” or “Visteon”) is a global supplier of automotive systems, modules and components to automotive original equipment manufacturers (“OEMs”) worldwide including Ford, Nissan, Renault, Mazda, BMW, General Motors and Honda. Headquartered in Van Buren Township, Michigan, Visteon has a current workforce of approximately 11,000 employees dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., with a heavy concentration in low-cost geographic regions.

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

Shareholder Value Creation Plan

In September 2012, the Company announced a comprehensive shareholder value creation plan that has transformed and continues to transform the Company's business operations. The Company has completed the most significant objectives as outlined in the plan and is now well positioned to capture growth in the cockpit electronics market that is expected to grow at two times the pace of the overall automotive industry. Visteon continues to operate as a publicly traded company with revenues primarily derived from its remaining Electronics business. The Company's Electronics business offers innovative vehicle cockpit electronic products to customers including audio systems, infotainment systems, driver information systems, connectivity and telematics solutions, climate controls, and electronic control modules.

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

The agreement to purchase certain electronics operations located in India is expected to close in 2016 after legal separation and regulatory approvals are met. The Company has recorded a repurchase obligation of $50 million, representing the estimated purchase price of the subject business. The Company continues to consolidate the business, with net assets of approximately $22 million, based on the Company’s continued controlling financial interest.  The Company’s controlling financial interest was evaluated based on continued operating control and obligation to fund losses or benefit from earnings.  The business is included within a legal entity currently owned by HVCC and therefore the Electronics business assets are not available for general corporate purposes.

Based on current market conditions, the Company has announced its intention to return a portion of the Climate Transaction proceeds to stockholders, ranging from approximately $2.5 billion to $2.75 billion, through a structured series of actions including repurchases of common stock and/or a special dividend. During the second quarter of 2015, the Company entered into a $500 million accelerated share repurchase as the first of these shareholder return actions. The Company also prepaid $246 million on its Term Loan Facility and intends to use the remaining proceeds from the Climate Transaction for general corporate purposes, which may include investments in restructuring and strategic investments to support the continued expansion of the vehicle cockpit electronics business. As of September 30, 2015 the remaining Climate Transaction proceeds are invested in a diversified portfolio of cash and cash equivalents and short-term cash investments including money market funds, time deposits and commercial paper rated A2/P2 and above with maturities under three months and other short-term investments, with maturities between three and twelve months with highly rated banking institutions. The cost of such funds approximates fair value based on the nature of the investment.

On July 1, 2014, the Company completed the acquisition of substantially all of the global automotive electronics business of Johnson Controls Inc. for an aggregate purchase price of $299 million funded with cash on hand, including $31 million of cash and equivalents at the acquired business. The operating results for the business acquired have been included in the Electronics segment from the date of acquisition. The Electronics Acquisition was accounted for as a business combination, with the purchase price allocated as of July 2014.

In May 2014 Visteon reached an agreement to divest substantially all of its global Interiors business (the "Interiors Divestiture") pursuant to a Master Purchase Agreement, as subsequently amended. Effective November 1, 2014, the Company closed on the majority of the Interiors Divestiture (the "Master Closing"). Subsequent to the Master Closing, Visteon completed the sale of Interiors operations in India and Thailand on December 1, 2014 and February 2, 2015, respectively. During the three and nine-month periods ended September 30, 2015, the Company recorded additional losses and adjustments of $17 million, respectively, in connection with the Interiors Divestiture, including $3 million attributable to the sale of operations in Thailand.

Remaining Interiors operations subject to the Interiors Divestiture are located in Argentina and Brazil and are expected to close during 2015. Assets and liabilities associated with these operations met the "held for sale" criteria at September 30, 2015 and were classified as "Other current assets" or "Other current liabilities" in the consolidated balance sheets. These remaining transactions are subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions, and may be subject to further cash impacts based on purchase price adjustments at the time of closing. The Company expects to record losses in connection with the Argentina and Brazil portions of the Interiors Divestiture in future periods upon closing, which are estimated to be approximately $20 million.

In preparing the September 30, 2015, financial statements, the Company determined that an indicator of impairment existed in relation to the long-lived assets of the Berlin, Germany interiors operation that is not subject to the Interiors Divestiture. Accordingly, the Company performed a recoverability test utilizing a probability weighted analysis of cash flows associated with continuing the operations and estimated cash flows associated with the potential sale of the operations. As a result of the analysis, the Company concluded that the assets were not recoverable. However, as the fair value of the underlying assets were determined to be in excess of the respective carrying value, no impairment was recorded as of September 30, 2015. The Company did not meet the specific criteria considered necessary for the Berlin, Germany interiors operation to be considered held for sale as of September 30, 2015.

Subsequently on October 30, 2015, Visteon entered into an agreement to sell and transfer its equity ownership in Visteon Deutschland GmbH, which operates the Berlin, Germany interiors plant with 2014 annual sales of approximately $115 million, to APCH Automotive Plastic Components Holding GmbH.  Visteon will contribute cash and other assets in an amount approximately equivalent to the estimated net pension related liabilities of $190 million. The Company expects to record an estimated loss of $100 million in connection with the sale, anticipated to occur on or around December 1, 2015.

Executive Summary

The Company's Electronics sales for the three months ended September 30, 2015 totaled $808 million and were distributed by product group, geographic region, and customer as follows:

Three Months Ended September 30, 2015

Nine Months Ended September 30, 2015

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

During the third quarter of 2015 the global automotive industry continued to experience modest growth driven by North America, Europe and India, partially offset by South America, China, and Japan.  Although China production volumes experienced a contraction during the third quarter, volumes are slightly higher than 2014 for the year to date and the full year forecasts.  Production in North America increased during the third quarter based on continuing strength in demand, growing exports, and increased localization of production. Europe production also increased as steady growth in the region was partially offset by a challenging Russian market. Production in the remaining regions was mixed due to varying economic, political and social factors.

Light vehicle production levels for the three and nine months ended September 30, 2015 and 2014, by geographic region are provided below:

	Three Months Ended September 30			Nine Months Ended September 30
	2015	2014	Change	2015	2014	Change
	(Units in Millions)
Global	20.7	20.7	0.1%	65.6	65.1	0.9%
North America	4.4	4.2	4.6%	13.2	12.8	3.0%
South America	0.8	1.0	(21.1)%	2.4	2.9	(17.6)%
Europe	4.8	4.6	4.5%	15.7	15.2	3.5%
China	5.0	5.3	(5.0)%	17.0	16.7	1.8%
Japan/Korea	3.2	3.2	(1.3)%	9.8	10.3	(4.5)%
India	1.0	0.9	6.0%	2.9	2.7	6.0%
ASEAN	0.9	0.9	0.6%	2.8	2.9	(3.0)%

Source: IHS Automotive

Significant aspects of the Company's financial results during the three and nine-month periods ended September 30, 2015 include the following:

•
The Company recorded sales of $808 million for the three months ended September 30, 2015, representing an increase of $15 million when compared with the same period of 2014. The increase was primarily due to higher production volumes in Asia, and new business, partially offset by Euro and Japanese Yen currency impacts.

•
The Company recorded sales of $2,436 million for the nine months ended September 30, 2015, representing an increase of $638 million when compared with the same period of 2014. The increase was primarily due to the Electronics Acquisition, higher production volumes, and new business, partially offset by Euro and Japanese Yen currency impacts.

•
Gross margin was $105 million or 13.0% of sales for the three months ended September 30, 2015, compared to $93 million or 11.7% of sales for the same period of 2014. The increase was primarily attributable to increased production volumes, new business and improved cost performance, partially offset by a pension settlement gain recognized in 2014.

•
Gross margin was $316 million or 13.0% of sales for the nine months ended September 30, 2015, compared to $223 million or 12.4% of sales for the same period of 2014. The increase was primarily attributable to the Electronics Acquisition and improved cost performance, partially offset by the weakening Euro and a pension settlement gain recognized in 2014.

•
Net income attributable to Visteon was $5 million for the three months ended September 30, 2015, compared to a net loss of $21 million for the same period of 2014. Net income for the three months ended September 30, 2015 included an increase in gross margin of $12 million and a decrease in selling, general and administrative expenses of $11 million, restructuring charges of $5 million, other expenses of $13 million and non-controlling interests of $17 million, partially offset by a decrease in income from discontinued operations, net of tax of $33 million.

•
Net income attributable to Visteon was $2.3 billion for the nine months ended September 30, 2015, compared to a net loss of $157 million for the same period of 2014. Net income for the three months ended September 30, 2015 included the Climate Transaction pre-tax gain of $2.3 billion, classified as income from discontinued operations and a $62 million gain on sale of its 12.5% ownership interest in Yanfeng Visteon Jinqiao Automotive Trim Systems Company, Limited.

•
Including discontinued operations, the Company generated $274 million of cash from operating activities for the nine months ended September 30, 2015, an increase of $94 million compared with the same period of 2014, including lower working capital use, recovery of capitalized engineering programs and lower restructuring payments.

•
Total cash and short-term investments, including restricted cash of $8 million and short-term investments of $52 million, was $2,920 million as of September 30, 2015, or $2,435 million higher than December 31, 2014, primarily attributable to the Climate Transaction proceeds. The Company's total debt was $382 million as of September 30, 2015, or $234 million lower than December 31, 2014, primarily attributable to the pay-down of term loan principal.

Consolidated Results of Operations - Three Months Ended September 30, 2015 and 2014

The Company's consolidated results of operations for the three months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended September 30
	2015	2014	Change
	(Dollars in Millions)
Sales	$808	$793	$15
Cost of sales	703	700	3
Gross margin	105	93	12
Selling, general and administrative expenses	59	70	(11)
Restructuring expense	3	8	(5)
Interest expense, net	2	4	(2)
Equity in net loss of non-consolidated affiliates	(3)	(2)	(1)
Other expense, net	7	20	(13)
Provision for income taxes	10	10	—
Net income (loss) from continuing operations	21	(21)	42
(Loss) income from discontinued operations	(11)	22	(33)
Net income	10	1	9
Net income attributable to non-controlling interests	5	22	(17)
Net income (loss) attributable to Visteon Corporation	$5	$(21)	$26
Adjusted EBITDA*	$65	$30	$35

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

Sales for the three months ended September 30, 2015 totaled $808 million, which represents an increase of $15 million compared with the same period of 2014. Favorable volumes and product mix increased sales by $83 million, primarily in Asia. Unfavorable currency decreased sales by $51 million, primarily attributable to the weakening Euro and Japanese Yen. Other reductions were associated with customer pricing, net of design savings.

Cost of Sales

Cost of sales increased $3 million for the three months ended September 30, 2015 when compared with the same period in 2014. The increase includes $77 million attributable to increased production volumes, new business, as well as changes in product mix, representing the variable nature of material and labor costs. Foreign currency decreased cost of sales by $53 million primarily attributable to weakening Euro. Net efficiencies decreased cost of sales by $29 million. These efficiencies related to material, design, and usage economics, and manufacturing efficiencies, were partially offset by a pension settlement gain recognized in 2014.

Gross Margin

Gross margin was $105 million or 13.0% of sales for the three months ended September 30, 2015 compared to $93 million or 11.7% of sales for the same period of 2014. The $12 million increase in gross margin included $6 million from favorable volumes and mix. Gross margin also included $21 million of favorable net cost performance, driven by material and manufacturing cost efficiencies which more than offset customary pricing productivity given to customers. The increases in gross margin were partially offset by a pension settlement gain recognized in 2014.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $59 million and $70 million during the three months ended September 30, 2015 and 2014, respectively. The decrease is primarily related to net efficiencies and favorable currency impacts.

Restructuring Expense

Electronics: In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve cost savings through transaction synergies. The program is designed to achieve annual cost savings of approximately $70 million, with the majority of these savings achieved by the end of 2015. Through September 30, 2015, the Company has recorded approximately $51 million of restructuring expenses under this program, net of reversals, associated with approximately 1,000 employees, and expects to incur up to approximately $60 million of restructuring costs during the program. During the three months ended September 30, 2015, the Company recorded $2 million of severance and termination benefits, net of reversals, under this program. During the three months ended September 30, 2014, the Company recorded $5 million of severance and termination benefits under this program associated with approximately 115 employees, which was initiated during the third quarter of 2014. Approximately $23 million remains accrued at September 30, 2015.

Corporate: The Company previously announced a restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. In connection with that program, the Company announced plans to realign its corporate and administrative functions directly to their corresponding operational beneficiary. During the three months ended September 30, 2015, the Company recorded $1 million for restructuring expenses, primarily related to severance and termination benefits associated with certain executives. As of September 30, 2015, $3 million remains accrued for this program.

Other: During the third quarter of 2014, the Company recorded $10 million of restructuring expenses, including $7 million classified as discontinued operations, related to employee and severance termination benefits associated with Other operations, including the following activities:

•
The Company recorded $3 million of restructuring expenses, related to severance and termination benefits in connection with the previously announced closure of a Climate facility located in Quilmes, Argentina. Approximately $1 million remains accrued at September 30, 2015.

•	The Company recorded $6 million of severance and termination benefits associated with approximately 100 employees at two European Interiors facilities in Spain.

Restructuring reserve balances of $33 million at September 30, 2015 are classified as "Other current liabilities" on the consolidated balance sheets. The Company anticipates that the activities associated with the restructuring reserve balance will be substantially completed by the first half of 2016. The Company's restructuring reserves and related activity are summarized below for the three months ended September 30, 2015.

	Electronics	Corporate	Other	Total
	(Dollars in Millions)
June 30, 2015	$34	$3	$7	$44
Expense	6	1	—	7
Utilization	(13)	(1)	—	(14)
Reversals	(4)	—	—	(4)
September 30, 2015	$23	$3	$7	$33

Utilization represents payments for severance and other employee termination benefits and special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans.

During October 2015, the Company announced a restructuring program designed to reduce the workforce at a European Electronics facility. The Company expects to record restructuring charges of approximately $15 million during the fourth quarter of 2015, primarily related to severance and termination benefit costs.

Interest Expense, Net

Interest expense, net, was $2 million and $4 million for the three months ended September 30, 2015 and 2014, respectively. Interest expense for the three months ended September 30, 2015 and 2014 is primarily related to the Company's Term Facility with original principal of $600 million and paid down to $350 million following the Climate Transaction in June 2015.

Equity in Net Loss of Non-Consolidated Affiliates

Equity in net loss of non-consolidated affiliates was $3 million and $2 million for the three-month periods ended September 30, 2015 and 2014 respectively. The increase in losses is primarily attributable to the Company's equity interest in Yanfeng Visteon Investment Company ("YFVIC") due to advanced engineering spend for new programs and reduced volumes as a result of the weakening domestic market in China.

Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended September 30
	2015	2014
	(Dollars in Millions)
Transformation initiatives	$5	$11
Integration costs	2	4
Loss on asset contribution	—	3
Other	—	2
	$7	$20

The Company recorded transformation initiatives of $5 million and $11 million for the three months ended September 30, 2015 and 2014, respectively. Transformation initiatives include financial and advisory fees incurred in connection with execution of the Company's comprehensive value creation plan and certain severance costs associated with the Electronics Acquisition and the Climate Transaction.

Integration costs include costs associated with re-branding, facility modification, information technology readiness and related professional services necessary to integrate businesses associated with the Electronics Acquisition. The Company expects to incur total integration costs of $40 million over a two-year period through the end of 2015.

During the three months ended September 30, 2014, the Company contributed land and building with net book value of $3 million to the local municipalities in Quilmes, Argentina for the benefit of former employees.

Income Taxes

The Company's provision for income taxes of $10 million for the three months ended September 30, 2015 is unchanged when compared to the same period of 2014. An increase of $6 million primarily attributable to the non-recurrence of a tax benefit related to the partial elimination of valuation allowances in Mexico during the third quarter of 2014 was offset by lower withholding taxes and the impact of changes in the mix of earnings and differing tax rates between jurisdictions.

Discontinued Operations

The results of operations for Interiors and Climate businesses subject to the Interiors Divestiture and Climate Transaction have been reclassified to "(Loss) income from discontinued operations, net of tax" in the consolidated statements of comprehensive income for the three months ended September 30, 2015 and 2014. The results of operations for the three months ended September 30, 2015 includes certain South America operations subject to the Interiors Divestiture, expected to close during 2015. Discontinued operations are summarized as follows:

	Three Months Ended September 30
	2015	2014
	(Dollars in Millions)
Sales	$16	$1,385
Cost of sales	21	1,279
Gross margin	(5)	106
Selling, general and administrative expenses	1	50
Loss and impairment on Interiors Divestiture	1	15
Restructuring expense	—	7
Interest expense, net	—	2
Equity in net income of non-consolidated affiliates	—	4
Other expense, net	3	2
(Loss) income from discontinued operations before income taxes	(10)	34
Provision for income taxes	1	12
(Loss) income from discontinued operations, net of tax	$(11)	$22

Net Income (Loss)

Net income attributable to Visteon was $5 million for the three months ended September 30, 2015, compared to a net loss of $21 million for the same period of 2014. Net income for the three months ended September 30, 2015 included an increase in gross margin of $12 million and a decrease in selling, general and administrative expenses of $11 million, restructuring charges of $5 million, other expenses of $13 million and non-controlling interests of $17 million, partially offset by a decrease in income from discontinued operations, net of tax of $33 million.

Adjusted EBITDA (a non-GAAP financial measure, as defined below) was $65 million for the three months ended September 30, 2015, representing an increase of $35 million when compared with Adjusted EBITDA of $30 million for the same period of 2014. The increase in Adjusted EBITDA included $6 million of favorable volume and mix, primarily attributable to the Electronics Acquisition. Currency movements were neutral for the three months ended September 30, 2015 as the favorable impact on selling, general and administrative expenses offset the unfavorable impact on gross margin. Favorable net cost performance impacted Adjusted EBITDA for the three months ended September 30, 2015 by $29 million. Material and manufacturing cost efficiencies and lower selling, general and administrative expenses more than offset customer pricing.

Adjusted EBITDA is defined by the Company as net income attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of discontinued operations, equity in net income of non-consolidated affiliates, net income attributable to non-controlling interests, gains or losses on divestitures, net restructuring expenses and other reimbursable costs, loss on debt extinguishment, non-cash stock-based compensation expense, certain employee charges and benefits, reorganization items and other non-operating gains and losses. During the three months ended March 31, 2015, the Company changed its definition of Adjusted EBITDA to exclude the impact of discontinued operations. Accordingly, Adjusted EBITDA for historical periods has been recast in a manner consistent with the Company's new definition.

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

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the three months ended September 30, 2015 and 2014, is as follows:

	Three Months Ended September 30
	2015	2014	Change
	(Dollars in Millions)
Adjusted EBITDA	$65	$30	$35
Depreciation and amortization	20	25	(5)
Restructuring expense	3	8	(5)
Interest expense, net	2	4	(2)
Equity in net loss of non-consolidated affiliates	3	2	1
Other expense, net	7	20	(13)
Provision for income taxes	10	10	—
Loss (income) from discontinued operations, net of tax	11	(22)	33
Net income attributable to non-controlling interests	5	22	(17)
Non-cash, stock-based compensation	2	3	(1)
Pension settlement gain	—	(25)	25
Other	(3)	4	(7)
Net income (loss) attributable to Visteon Corporation	$5	$(21)	$26

Segment Results of Operations - Three Months Ended September 30, 2015 and 2014

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

Sales by Segment

	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Three months ended September 30, 2014	$760	$46	$(13)	$793
Volume and mix	77	(7)	13	83
Currency	(49)	(2)	—	(51)
Price productivity and other	(17)	—	—	(17)
Three months ended September 30, 2015	$771	$37	$—	$808

Electronics sales increased during the three months ended September 30, 2015 by $11 million. Higher production volumes and new business, primarily in Asia, increased sales by $77 million. Unfavorable currency, primarily related to the Euro and Japanese Yen, decreased sales by $49 million. Other reductions reflected customer pricing net of design changes.

Other sales decreased during the three months end September 30, 2015 by $9 million, including unfavorable volume and product mix of $7 million primarily reflecting the wind down of certain South America businesses and currency of $2 million primarily related to the weakening Euro.

Cost of Sales by Segment

	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Three months ended September 30, 2014	$674	$39	$(13)	$700
Material	7	(2)	13	18
Freight and duty	(1)	(2)	—	(3)
Labor and overhead	(6)	(3)	—	(9)
Engineering	(10)	—	—	(10)
Depreciation and amortization	(2)	(4)	—	(6)
Other	2	11	—	13
Three months ended September 30, 2015	$664	$39	$—	$703

Electronics cost of sales decreased during the three months ended September 30, 2015 by $10 million. Electronics material costs increased by $7 million driven by higher production volumes and new business partially offset by cost efficiencies and currency. Electronics freight and duty, labor and overhead, and engineering costs all decreased reflecting currency impacts and cost efficiencies. Other costs increased related to the non-recurrence of a pension settlement gain in 2014.

Cost of sales for the Other product group decreased primarily reflecting lower production volumes related to the wind down for certain programs in South America. Other costs increased related to the non-recurrence of a pension settlement gain in 2014.

Net engineering costs are comprised of gross engineering expenses related to forward model program development and advanced engineering activities, partially offset by engineering cost recoveries from customers. Electronics gross engineering expenses were $97 million for the three months ended September 30, 2015, a decrease of $12 million compared to the same period of 2014. Engineering recoveries were $18 million for the three months ended September 30, 2015, a decrease of $2 million compared to the same period of 2014. Engineering cost recoveries can fluctuate period to period depending on underlying contractual terms and conditions and achievement of related development milestones.

Adjusted EBITDA by Segment

Adjusted EBITDA by segment for the three months ended September 30, 2015 and 2014 is presented in the table below.

	Three Months Ended September 30
	2015	2014	Change
	(Dollars in Millions)
Electronics	$80	$50	$30
Other	(2)	(7)	5
Segment Adjusted EBITDA	78	43	35
Corporate	(13)	(13)	—
Adjusted EBITDA	$65	$30	$35

Changes in Adjusted EBITDA by segment are presented in the table below.

	Electronics	Other	Total
	(Dollars in Millions)
Three months ended September 30, 2014	$50	$(7)	$43
Volume and mix	6	—	6
Currency	1	—	1
Other	23	5	28
Three months ended September 30, 2015	$80	$(2)	78

Corporate			(13)
Total			$65
Electronics Adjusted EBITDA increased $30 million for the three months ended September 30, 2015 when compared to the same period of 2014. Higher volumes and new business, increased Adjusted EBITDA by $6 million. Currency was marginally positive for the quarter with favorable impacts of the Chinese Renminbi, British Pound, Brazilian Real, and Japanese Yen offsetting unfavorable impacts of the Euro. Other increases are attributable to material and manufacturing cost efficiencies net of customer price productivity.

Other Adjusted EBITDA for the three months ended September 30, 2015 increased by $5 million compared to the same period of 2014 related to cost efficiencies and reduced corporate billings.

Consolidated Results of Operations - Nine Months Ended September 30, 2015 and 2014

The Company's consolidated results of operations for the nine months ended September 30, 2015 and 2014 were as follows:

	Nine Months Ended September 30
	2015	2014	Change
	(Dollars in Millions)
Sales	$2,436	$1,798	$638
Cost of sales	2,120	1,575	545
Gross margin	316	223	93
Selling, general and administrative expenses	182	164	18
Restructuring expense	18	22	(4)
Interest expense, net	13	15	(2)
Loss on debt extinguishment	5	23	(18)
Equity in net income of non-consolidated affiliates	8	5	3
Gain on sale of non-consolidated affiliates	62	2	60
Other expense, net	15	42	(27)
Provision for income taxes	43	21	22
Net income (loss) from continuing operations	110	(57)	167
Income (loss) from discontinued operations	2,194	(35)	2,229
Net income (loss)	2,304	(92)	2,396
Net income attributable to non-controlling interests	41	65	(24)
Net income (loss) attributable to Visteon Corporation	$2,263	$(157)	$2,420
Adjusted EBITDA*	$203	$102	$101

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

Sales for the nine months ended September 30, 2015 totaled $2,436 million, which represents an increase of $638 million compared with the same period of 2014. The largest driver of the sales increase was the Electronics Acquisition of $691 million. Additionally, customer volumes, new business and product mix increased sales by $110 million. Favorable volumes, new business and product mix increased sales in the Electronics Product Group by $145 million but this increase was partially offset by the wind-down of certain programs which impacted Other Product Group sales. Unfavorable currency decreased sales by $124 million, primarily attributable to the weakening Euro and Japanese Yen. Other reductions of $39 million were associated with customer pricing, net of design savings.

Cost of Sales

Cost of sales for the nine months ended September 30, 2015 totaled $2,120 million, which represents an increase of $545 million for the nine months ended September 30, 2015 when compared with the same period in 2014. The increase includes $699 million attributable to increased production volumes, including the Electronics Acquisition, new business, as well as changes in product mix, representing the variable nature of material and labor costs. Foreign currency decreased cost of sales by $107 million, primarily attributable to the weakening Euro. Net efficiencies related to material, design, and economics decreased cost of sales by $56 million. Other costs increased by $9 million and included the impacts of a pension settlement gain recognized in 2014, partially offset by manufacturing cost efficiencies.

Gross Margin

Gross margin was $316 million or 13.0% of sales for the nine months ended September 30, 2015 compared to $223 million or 12.4% of sales for the same period of 2014. The $93 million increase in gross margin included $102 million from favorable volumes and mix, including the impacts of the Electronics Acquisition. Gross margin also included $29 million of favorable net cost performance, driven by material and manufacturing cost efficiencies, which more than offset customary pricing productivity given to customers. These increases were partially offset by $17 million of unfavorable currency, primarily attributable to the weakening Euro, and a pension settlement gain recognized in 2014.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $182 million and $164 million during the nine months ended September 30, 2015 and 2014, respectively. The increase is primarily related to the Electronics Acquisition, partially offset by the impacts of the weakening Euro, and net efficiencies.

Restructuring Expense

Electronics: In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve cost savings through transaction synergies. The program is designed to achieve annual cost savings of $70 million by the end of 2016. Through September 30, 2015, the Company has recorded approximately $51 million of restructuring expenses under this program, net of reversals, associated with approximately 1,000 employees, and expects to incur up to approximately $60 million of restructuring costs during the program. During the nine months ended September 30, 2015 and September 30, 2014, the Company recorded $14 million, net of reversals, and $5 million, respectively, of severance and termination benefits under this program associated with approximately 400 employees. Approximately $23 million remains accrued at September 30, 2015.

Corporate: The Company previously announced a restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. In connection with that program, the Company announced plans to realign its corporate and administrative functions directly to their corresponding operational beneficiary. During the nine months ended September 30, 2015 and 2014, the Company recorded $4 million and $1 million, respectively, for restructuring expenses, primarily related to severance and termination benefits associated with certain executives. As of September 30, 2015, $3 million remains accrued for this program.

Other: During the nine months ended September 30, 2014, the Company recorded $28 million of restructuring expenses, including $12 million classified as discontinued operations, related to employee and severance termination benefits, primarily including the following activities.

•
The Company recorded $13 million and $2 million of restructuring expenses, associated with the previously announced closure of Climate operations in Quilmes, Argentina and Port Elizabeth, South Africa, respectively. Approximately $1 million remains accrued at September 30, 2015.

•	The Company recorded $6 million of severance and termination benefits associated with approximately 100 employees at two European Interiors facilities in Spain.

•
In connection with the previously announced restructuring of three Interiors facilities in France, the Company recorded an additional $5 million of restructuring expenses, of which $4 million remains accrued as of September 30, 2015, in addition to $2 million associated with a previously announced program for the fundamental reorganization of operations at a facility in Brazil. The Company retained approximately $6 million of restructuring reserves as part of the Interiors Divestiture.

The Company's restructuring reserves and related activity, including $2 million of expense attributable to discontinued operations, are summarized below for the nine months ended September 30, 2015.

	Electronics	Corporate	Other	Total
	(Dollars in Millions)
December 31, 2014	$30	$—	$9	$39
Expense	18	4	2	24
Utilization	(19)	(1)	(3)	(23)
Reversals	(4)	—	—	(4)
Foreign currency	(2)	—	(1)	(3)
September 30, 2015	$23	$3	$7	$33

Utilization represents payments for severance and other employee termination benefits and special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans.

During October 2015, the Company announced a restructuring program designed to reduce the workforce at a European Electronics facility. The Company expects to record restructuring charges of approximately $15 million during the fourth quarter of 2015, primarily related to severance and termination benefit costs.

Interest Expense, Net

Interest expense, net of $13 million for the nine months ended September 30, 2015 is primarily associated with the Company's Term Facility due April 9, 2021 with original principal of $600 million and prepaid down to $350 million following the Climate Transaction in June 2015. During the nine months ended September 30, 2014, interest expense, net was $15 million, primarily including interest expense of $10 million associated with the Company's 6.75% Senior Notes which were redeemed in April 2014 and interest expense of $7 million associated with the Company's Term Facility at original principal balance of $600 million.

Loss on Debt Extinguishment

Loss on debt extinguishment of $5 million during the nine months ended September 30, 2015 reflect unamortized original issue discount and debt and amendment fees associated with the pay-down of $246 million term loan principal on June 12, 2015 to reduce the outstanding aggregate principal of the Term Facility to approximately $350 million. In connection with the principal reduction, the 0.25% mandatory quarterly prepayment obligation was considered met, therefore Visteon will cease making quarterly amortization payments.

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

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was $8 million and $5 million for the nine-month periods ended September 30, 2015 and 2014 respectively. The increase was primarily attributable to dividend recognition for a cost basis investment.

Gain on Sale of Non-Consolidated Affiliates

During the nine months ended September 30, 2015, the Company completed the sale of its 12.5% ownership interest in Yanfeng Visteon Jinqiao Automotive Trim Systems Company, Limited, a Chinese automotive interiors supplier, for proceeds of $91 million and recorded a pre-tax gain on sale of $62 million.

During the nine months ended September 30, 2014, the Company completed the sale of its 50% ownership interest in Duckyang Industry Co., Ltd. ("Duckyang"), a Korean automotive interiors supplier. The Company recorded a pre-tax gain of approximately $2 million on this transaction.

Other Expense, Net

Other expense, net consist of the following:

	Nine Months Ended September 30
	2015	2014
	(Dollars in Millions)
Transformation initiatives	$4	$18
Integration costs	11	11
Loss on asset contribution	—	3
Provision for losses on recoverable taxes	—	8
Other	—	2
	$15	$42

The Company recorded transformation initiatives of $4 million and $18 million of net expense for the nine months ended September 30, 2015 and 2014, respectively. Transformation initiatives include financial and advisory services incurred in connection with execution of the Company's comprehensive value creation plan and certain severance costs associated with the

Electronics Acquisition and the Climate Transaction. Transformation initiatives also include favorable hedging and exchange impacts of $19 million for the nine months ended September 30, 2015, related to the Climate Transaction proceeds.

Integration costs include costs associated with re-branding, facility modification, information technology readiness and related professional services necessary to integrate businesses associated with the Electronics Acquisition. The Company expects to incur total integration costs of $40 million over a two-year period through the end of 2015, of which $18 million had been incurred in 2014 and $11 million has been incurred during the nine months ended September 30, 2015.

During the nine months ended September 30, 2014, the Company recorded $8 million to adjust recoverable value-added taxes to net realizable value attributable to business exit activities.

During the nine months ended September 30, 2014, the Company contributed land and building with net book value of $3 million to the local municipalities in Quilmes, Argentina for the benefit of former employees.

Income Taxes

The Company's provision for income taxes of $43 million for the nine months ended September 30, 2015 represents an increase of $22 million when compared with $21 million in the same period of 2014. The increase in tax expense is primarily attributable to the overall increase in earnings, including the impact of changes in the mix of earnings and differing tax rates between jurisdictions, and $8 million related to the tax associated with the sale of its non-consolidated affiliate located in China during the second quarter of 2015, and $5 million related to the non-recurrence of a tax benefit related to the partial elimination of valuation allowances in Mexico during the third quarter of 2014. These increases were partially offset by an $8 million reduction in unrecognized tax benefits, including interest and penalties, related primarily to favorable audit developments in Asia during the first quarter of 2015.

Discontinued Operations

The results of operations for Interiors and Climate businesses subject to the Interiors Divestiture and Climate Transaction, respectively, have been reclassified to "Income (loss) from discontinued operations, net of tax" in the consolidated statements of comprehensive income for the nine months ended September 30, 2015 and 2014. Discontinued operations are as follows:

	Nine Months Ended September 30
	2015	2014
	(Dollars in Millions)
Sales	$2,184	$4,402
Cost of sales	2,021	4,008
Gross margin	163	394
Selling, general and administrative expenses	76	148
Loss and impairments on Interiors Divestiture	17	188
Gain on Climate Transaction	2,332	—
Restructuring expense	2	12
Interest expense, net	2	5
Equity in net income of non-consolidated affiliates	6	10
Other expense, net	8	11
Income from discontinued operations before income taxes	2,396	40
Provision for income taxes	202	75
Income (loss) from discontinued operations, net of tax	$2,194	$(35)

During the nine-month period ended September 30, 2015, the Company received $3.4 billion of gross proceeds and recorded a pre-tax gain of $2.3 billion associated with the Climate Transaction. A summary of the gain is summarized below (dollars in millions):

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

(1) Gross proceeds of $3.423 billion were received in connection with the Climate Transaction, translated at a spot rate of 1,121.5 KRW to USD on June 9, 2015. Impacts of related hedging activities and exchange on proceeds conversion into USD are included in the Company's consolidated statements of comprehensive income as "Other expense, net" for the nine months ended September 30, 2015.

(2) The Company remitted Korean withholding tax of $377 million, reducing proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the nine months ended September 30, 2015. The Company believes it is more likely than not that such amounts will be recovered within one to five years after transaction close. The withholding tax recoverable, including subsequent exchange and interest impacts, is classified within the Company's consolidated balance sheets as "Other non-current assets" as of September 30, 2015.

(3) Professional fees of $24 million, representing professional fees paid to financial advisors, were based on a percentage of the gross proceeds, partially offset by previously paid retainer fees of $4 million, for a net payment of $20 million reducing proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the nine months ended September 30, 2015.

(4) Security transaction taxes of $17 million were remitted to the Korean government as of the transaction close, reducing proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the nine months ended September 30, 2015.

(5) Net assets of $902 million, including assets, liabilities, accumulated other comprehensive income and non-controlling interests, were divested in connection with the Climate Transaction. Divested assets included $345 million of cash balances, reflected as a reduction of transaction proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the nine months ended September 30, 2015.

(6) In connection with the Climate Transaction, the Company has entered an agreement pursuant to which Visteon will provide information technology ongoing and separation services for HVCC to fully operate as an independent entity with estimated costs of approximately $53 million. The remaining information technology liability is included in the Company's consolidated balance sheets as "Other current liabilities" as of September 30, 2015.

(7) Employee related charges of $45 million include bonus payments, the Company's assumption of incentive plan liabilities, and impacts of employment change in control provisions. Bonus payments of $30 million are classified in the Company's net cash provided from operating activities within the Company's consolidated statements of cash flows for the nine months ended September 30, 2015. Amounts remaining to be paid are included in the Company's consolidated balance sheets as "Accrued employee liabilities" as of September 30, 2015.

(8) In connection with the Climate Transaction, the Company has entered an agreement to purchase certain electronics operations located in India, expected to close in 2016 after legal separation and regulatory approvals are met. The Company has recorded a repurchase obligation of $50 million, representing the estimated purchase price of the subject business. The Company continues to consolidate the business, with net assets of approximately $22 million, based on the Company’s continued controlling financial interest.  The Company’s controlling financial interest was evaluated based on continued operating control and obligation to fund losses or benefit from earnings.  The business is included in a legal entity currently owned by HVCC and therefore the Electronics business assets are not available for general corporate purposes.The repurchase commitment is included in the Company's consolidated balance sheets as "Other current liabilities" as of September 30, 2015.

During the nine month period ended September 30, 2015, the Company recorded additional losses and adjustments related to the Interiors Divestiture of $17 million, including $3 million attributable to the sale of operations in Thailand. Consideration associated with the Interiors Divestiture remains subject to further adjustments including working capital adjustments.

Net Income (Loss)

Net income attributable to Visteon was $2,263 million million for the nine months ended September 30, 2015 compared to net loss of $157 million for the same period of 2014. The increase of $2,420 million included the Climate Transaction pre-tax gain of $2,332 million, classified as income from discontinued operations and a $62 million gain on sale of its 12.5% ownership interest in Yanfeng Visteon Jinqiao Automotive Trim Systems Company, Limited.

Adjusted EBITDA (a non-GAAP financial measure, as defined below) was $203 million for the nine months ended September 30, 2015, representing an increase of $101 million when compared with Adjusted EBITDA of $102 million for the same period of 2014. The increase in Adjusted EBITDA included $69 million of favorable volume and mix, primarily attributable to the Electronics Acquisition. Currency movements unfavorably impacted Adjusted EBITDA for the nine months ended September 30, 2015 by $10 million, largely related to the weakening Euro. Favorable net cost performance impacted Adjusted EBITDA for the nine months ended September 30, 2015 by $42 million. Material cost efficiencies, and lower selling, general and administrative expense and engineering expense, more than offset customer pricing and increased warranty expense.

Adjusted EBITDA is defined by the Company as net income attributable to the Company, plus net interest expense, provision for income taxes and depreciation and amortization, as further adjusted to eliminate the impact of discontinued operations, equity in net income of non-consolidated affiliates, net income attributable to non-controlling interests, gains or losses on divestitures, net restructuring expenses and other reimbursable costs, loss on debt extinguishment, non-cash stock-based compensation expense, certain employee charges and benefits, reorganization items and other non-operating gains and losses. During the three months ended March 31, 2015, the Company changed its definition of Adjusted EBITDA to exclude the impact of discontinued operations. Accordingly, Adjusted EBITDA for historical periods has been recast in a manner consistent with the Company's new definition.

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

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the nine months ended September 30, 2015 and 2014, is as follows:

	Nine Months Ended September 30
	2015	2014	Change
	(Dollars in Millions)
Adjusted EBITDA	$203	$102	$101
Depreciation and amortization	62	54	8
Restructuring expense	18	22	(4)
Interest expense, net	13	15	(2)
Loss on debt extinguishment	5	23	(18)
Equity in net income of non-consolidated affiliates	(8)	(5)	(3)
Gain on sale of non-consolidated affiliates	(62)	(2)	(60)
Other expense, net	15	42	(27)
Provision for income taxes	43	21	22
(Income) loss from discontinued operations, net of tax	(2,194)	35	(2,229)
Net income attributable to non-controlling interests	41	65	(24)
Non-cash, stock-based compensation expense	7	9	(2)
Pension settlement gain	—	(25)	25
Other	—	5	(5)
Net income (loss) attributable to Visteon Corporation	$2,263	(157)	$2,420

Segment Results of Operations - Nine Months Ended September 30, 2015 and 2014

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

•	Other - The Company's Other product line includes entities located in South America and Europe previously associated with the Interiors business but not subject to the Interiors Divestiture.

Sales by Segment

	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Nine months ended September 30, 2014	$1,642	$197	$(41)	$1,798
Volume and mix	145	(57)	22	110
Currency	(109)	(15)	—	(124)
Electronics Acquisition	691	—	—	691
Price productivity and other	(37)	(2)	—	(39)
Nine months ended September 30, 2015	$2,332	$123	$(19)	$2,436

Electronics sales increased during the nine months ended September 30, 2015 by $690 million. The largest driver of the sales increase was attributable to the Electronics Acquisition which increased sales by $691 million. Higher production volumes in Europe and Asia also increased sales by $145 million. Unfavorable currency, primarily related to the Euro and the Japanese Yen, decreased sales by $109 million. Other changes, totaling $37 million, reflected customer pricing net of design changes.

Other sales decreased during the nine months end September 30, 2015 by $74 million, primarily reflecting the wind down of certain South America businesses and unfavorable currency of $15 million, primarily related to the Euro.

Cost of Sales by Segment

	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Nine months ended September 30, 2014	$1,419	$197	$(41)	$1,575
Material	463	(36)	22	449
Freight and duty	8	(7)	—	1
Labor and overhead	30	(19)	—	11
Engineering	52	—	—	52
Depreciation and amortization	13	(7)	—	6
Other	24	2	—	26
Nine months ended September 30, 2015	$2,009	$130	$(19)	$2,120

Substantially all of the increase in Electronics cost of sales is attributable to the Electronics Acquisition effective July 1, 2014. Additionally Electronics material costs, freight and duty, and labor and overhead were impacted by higher production volumes, favorable currency, and cost efficiencies. Warranty costs also increased by $6 million in comparison to the same period last year, attributable to two customer actions related to defective supplier parts. The Company plans to pursue supplier reimbursement for these particular warranty issues in future periods.

Other segment cost of sales decreased by $67 million, primarily reflecting lower production volumes related to the wind down for certain programs in South America partially offset by the non-recurrence of a 2014 pension settlement gain.

Net engineering costs are comprised of gross engineering expenses related to forward model program development and advanced engineering activities, partially offset by engineering cost recoveries from customers. Gross engineering expenses were $287 million for the nine months ended September 30, 2015, an increase of $76 million compared to the same period of 2014. Engineering recoveries were $57 million for the nine months ended September 30, 2015, an increase of $24 million compared to the same period of 2014. Engineering cost recoveries can fluctuate period to period depending on underlying contractual terms and conditions and achievement of related development milestones.

Adjusted EBITDA by Segment

Adjusted EBITDA by segment for the nine months ended September 30, 2015 and 2014 is presented in the table below.

	Nine Months Ended September 30
	2015	2014	Change
	(Dollars in Millions)
Electronics	$250	$157	$93
Other	(8)	(11)	3
Segment Adjusted EBITDA	242	146	96
Corporate	(39)	(44)	5
Adjusted EBITDA	$203	$102	$101

Changes in Adjusted EBITDA by segment are presented in the table below.

	Electronics	Other	Total
	(Dollars in Millions)
Nine months ended September 30, 2014	$157	$(11)	$146
Volume and mix	74	(5)	69
Currency	(9)	(1)	(10)
Other	28	9	37
Nine months ended September 30, 2015	$250	$(8)	242

Corporate			(39)
Total			$203

Electronics Adjusted EBITDA increased $93 million for the nine months ended September 30, 2015 when compared to the same period of 2014. Higher volumes, including the Electronics Acquisition, and favorable product mix increased Adjusted EBITDA by $74 million. Currency, primarily related to the Euro, had an unfavorable impact of $9 million. Other impacts of $28 million primarily reflected material and manufacturing cost efficiencies, partially offset by customer price productivity, increased warranty expense, and higher engineering expense. The increase in warranty expense was attributable to two customer actions related to defective supplier parts. The Company plans to pursue supplier reimbursement for these particular warranty issues in future periods.

Other Adjusted EBITDA for the nine months ended September 30, 2015 decreased by $3 million compared to the same period of 2014 due to lower production volumes and the weakening Euro.

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

As of September 30, 2015, the Company had total cash and short-term investments balances of $2,920 million, including $8 million of restricted cash and $52 million of short-term investments. Cash balances totaling $332 million were located in jurisdictions outside of the United States, of which approximately $220 million is considered permanently reinvested for funding ongoing operations outside of the U.S.  If such permanently reinvested funds are needed for operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

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

The Company originally entered into a $600 million delayed draw Term Loan Facility on April 9, 2014 and subsequently executed an Amendment to the Credit Agreement on March 25, 2015. The Amendment, among other things, provided for certain modifications to the Credit Agreement to permit Visteon’s sale of its ownership interest in HVCC (Climate Transaction) and otherwise to update the Credit Agreement to account for HVCC no longer being a subsidiary of Visteon following the Climate Transaction. While certain waivers granted under the Amendment became effective on March 25, 2015, the amendments relating to the Climate Transaction became effective concurrent with the consummation of the Climate Transaction on June 9, 2015. Under the Amendment, Term Lenders agreed to waive a requirement of the Credit Agreement that 100% of the net cash proceeds received by the Borrower or any of its Restricted Subsidiaries from the Climate Transaction be used to prepay the Term Loans so long as such net cash proceeds are used to prepay the Term Loans within five business days of the receipt of such net cash proceeds in an amount sufficient to reduce the aggregate principal amount of Term Loans outstanding after giving effect to such prepayment to no more than $350 million. In conjunction with the Amendment, the facilities were upgraded to BB and Ba3 by S&P and Moody's, respectively.

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

As of September 30, 2015, $350 million face value was outstanding under the Term Facility, and there were no outstanding borrowings under the Revolving Facility. Availability under outstanding affiliate credit facilities as of September 30, 2015 is approximately $18 million.

Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. At September 30, 2015, the Company's corporate credit ratings were B1 by Moody's with a stable outlook and B+ by S&P with a positive outlook.

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

As of September 30, 2015 the remaining Climate Transaction proceeds are invested in a diversified portfolio of cash and cash equivalents and short-term cash investments including money market funds, time deposits and commercial paper rated A2/P2 and above with maturities under three months and other short-term investments, with maturities between three and twelve months with highly rated banking institutions. The cost of such funds approximates fair value based on the nature of the investment.

Interiors Divestiture

In connection with the Interiors Divestiture, the Company agreed to provide a $56 million revolving credit facility to the buyer, which was subsequently amended to $39 million as of July 24, 2015. As of September 30, 2015, there were no draws on this facility. Draws under this seller-backed facility will only be available if certain of the external credit facilities are fully drawn, and any draws on the seller-backed facility generally must be repaid prior to the repayment of the external credit facilities. The seller-backed facility has a maturity of three years, an interest rate of Libor plus 5% and a default rate of interest for any interest and/or principal payment defaults.

The remaining Interiors Divestiture transactions are subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions, and may be subject to further cash impacts based on purchase price adjustments at the time of closing, which amounts may be material.

On October 30, 2015, Visteon entered into an agreement to sell and transfer its equity ownership in Visteon Deutschland GmbH, which operates an automotive interiors plant in Berlin, Germany with annual 2014 sales of approximately $130 million, to APCH Automotive Plastic Components Holding GmbH.  Visteon will contribute cash and other assets in an amount approximately equivalent to the estimated net pension related liabilities of $190 million. The Company expects to record an estimated loss of $100 million in connection with the sale, anticipated to occur on or around December 1, 2015.

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

Restructuring

At September 30, 2015, the Company had restructuring accruals totaling $33 million, including amounts associated with discontinued operations. The Company anticipates that the activities associated with the restructuring reserve balance will be substantially completed by the first half of 2016. These accruals are primarily attributable to a restructuring program designed to achieve annual cost savings of approximately $70 million by the end of 2016 through synergies associated with the Electronics Acquisition. Through September 30, 2015, the Company has recorded approximately $51 million of restructuring expenses under this program, associated with approximately 1,000 employees, and expects to incur up to approximately $60 million of restructuring costs during the program.

During October 2015, the Company announced a restructuring program designed to reduce the workforce at a European Electronics facility. The Company expects to record restructuring charges of approximately $15 million during the fourth quarter of 2015, primarily related to severance and termination benefit costs.

Other

In connection with the Electronics Acquisition, the Company expects to incur total integration costs of $40 million, of which $29 million has been incurred through September 30, 2015. Of the integration costs incurred, $18 million was paid in 2014, and $11 million were paid during the first nine months of 2015. Remaining integration costs, primarily attributable to the migration of information systems, are expected to be incurred and paid by year ending December 31, 2015.

Cash contributions to non-U.S. retirement plans are expected to be $21 million during 2015 and cash contributions to U.S. retirement plans are expected to be $1 million during 2015. Estimated cash contributions for 2016 through 2018, under current regulations and market assumptions, are approximately $36 million, including $10 million related to the Company's expected fourth quarter 2015 sale of Visteon Deutschland GmbH.

In connection with the Climate Transaction, $377 million of Korean capital gains tax was withheld by the Purchasers and paid to the Korean government. The Company has initiated filings with the Korean tax authorities pursuing a refund of the capital gains tax pursuant to the applicable income tax treaty with Korea and believes it is more likely than not that such amount will be recovered over the subsequent one to five years. Also in connection with the Climate Transaction, the Company withdrew its appeals related to the alleged underpayment of withholding tax on dividends paid from its former Korean affiliates through 2012 and eliminated the various income tax refund claims previously recorded at the Climate legal entities. As a consequence of these actions, the Company established a long-term income tax receivable of $377 million, subsequently reduced by $18 million of exchange and interest impacts, and reduced its previous balance by approximately $12 million, of which $7 million was reflected in discontinued operations income tax expense and $5 million reflected as discontinued operations related to the gain on the Climate Transaction. During 2012, Brazilian tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) of approximately $10 million related to the sale of its chassis business to a third party. During 2013, after attempts to reopen an appeal of the administrative decision failed, Sistemas opened a judicial proceeding against the government to address the notice which required a deposit in the amount of the assessment in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments in Korea and Brazil, as well as contingent income tax refund claims associated with other jurisdictions, total $373 million as of September 30, 2015 and are included in Other non-current assets on the consolidated balance sheets.

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

Operating Activities

Including discontinued operations, the Company generated $274 million of cash provided from operating activities during the nine months ended September 30, 2015, compared to $180 million during the same period of 2014 for an increase of $94 million. The increase is primarily attributable to lower working capital requirements including $53 million in connection with the HVCC climate operations divestiture and payment delays of $20 million attributable to system conversions at two operating facilities and calendar timing of payments, during the nine months ended September 30, 2015. Additional increases in cash provided from operating activities include higher capitalized engineering recoveries of $17 million and lower restructuring payments of $25 million, offset by lower dividends from non-consolidated affiliates of $9 million and a Korean withholding tax refund of $10 million received during the same period of 2014.

Investing Activities

Net cash provided from investing activities during the nine months ended September 30, 2015 totaled $2,531 million, compared to cash used by investing activities of $461 million for the same period in 2014, for an increase in net cash provided from investing activities of $2,992 million. During the first nine months ended September 30, 2015, cash provided by investing activities was primarily due to $2,664 million of Climate Transaction proceeds net of tax, transaction costs and divested cash balances, $91 million in proceeds from the sale of the Company's 12.5% ownership in Yanfeng Visteon Jinqiao Automotive Trim Systems Company, Limited, and a $58 million decrease in capital spending related to divested operations, offset partially by investments in short-term securities of $52 million, a $10 million shareholder loan to Yanfeng Visteon Investment Co., Ltd., and a $15 million Interiors Divestiture working capital settlement. During the nine months ended September 30, 2014, cash used by investing activities included $308 million used for the acquisition of business, net of cash acquired in 2014, which reflected $264 million for the Electronics Acquisition and $44 million for a Climate Acquisition. In addition, during the nine months ended September 30, 2014, cash used by investing activities included $11 million for two cost basis investments. Cash provided by investing activities during the nine months ended September 30, 2014 included $64 million of proceeds from the sale of various interests owned by Yanfeng Visteon Automotive Electronics Co. Ltd. ("YFVE") and the sale of the Company's 50% ownership interest in Duckyang Industries Co., Ltd.

Financing Activities

Cash used by financing activities of $759 million for the nine months ended September 30, 2015 compared to $344 million for the same period in 2014, for an increase in cash used by financing activities of $415 million. The change is primarily due to the prepayment of the Company's term facility including fees of $250 million for the nine months ending September 30, 2015 as compared to net cash proceeds of $171 million during the same period of the prior year in which the Company redeemed 6.75% Senior Notes due 2019 (face value $400 million and redemption payment including premium of $419 million) and borrowed $600 million on the new Term Facility (face value $600 million and proceeds net of original issue discount and financing fees of $590 million). Additional cash used by financing activities include the impacts of lower net affiliate debt draws in the first nine months of 2015 compared to the same period in 2014 of $57 million. These increases were partially offset by $53 million lower payments to non-controlling interests, primarily reflecting Yangfeng Visteon Electronics Co., Ltd. dividend payments totaling $46 million primarily associated with the Yangfeng Transactions in 2014 and dividend payments to HVCC affiliates’ minority owners of $8 million during the first nine months of  2014. The Company launched $500 million in accelerated share repurchase programs during both the nine months ended September 30, 2015 and 2014. The Company also received higher cash proceeds of $7 million for option and stock warrant exercises during the nine months ended September 30, 2015.

Debt and Capital Structure

Additional information related to the Company’s debt is set forth in Note 10, “Debt” to the consolidated financial statements included herein under Item 1. For additional information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2014, for specific debt agreements and additional information related to covenants and restrictions.

Off-Balance Sheet Arrangements

The Company renewed its $15 million Letter of Credit ("LOC") Facility with U.S. Bank National Association for two years on September 30, 2015. Under the terms of the LOC facility, the Company must maintain a collateral account with U.S. Bank equal to 103% of the aggregated stated amount of the issued LOCs (or 110% for non-U.S. currencies) with reimbursement for any draws. As of September 30, 2015, the Company had $6 million of outstanding letters of credit issued under this facility and secured by restricted cash. In addition, the Company's affiliates had $15 million of locally issued letters of credit to support various customs arrangements and other obligations, with $1 million secured by cash collateral.

In connection with the Interiors Divestiture, the Company agreed to provide a $56 million revolving credit facility to the buyer. As of September 30, 2015, there were no draws on this facility. Draws under this seller-backed facility will only be available if certain of the external credit facilities are fully drawn, and any draws on the seller-backed facility generally must be repaid prior to the repayment of the external credit facilities. The seller-backed facility has a maturity of three years, an interest rate of Libor plus 5% and a default rate of interest for any interest and/or principal payment defaults. This revolving credit facility to the buyer is $39 million as of September 30, 2015.

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

Foreign Currency Risk

The Company's net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends, investments in subsidiaries and anticipated foreign currency denominated transaction proceeds. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to protect the Company's cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary hedged foreign currency exposures include the Euro, Japanese Yen, and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. As of September 30, 2015, the net fair value of foreign currency forward and option contracts was an asset of $2 million while at December 31, 2014, the net fair value of forward and option contracts was a liability of $12 million, maturities of these instruments generally do not exceed eighteen months.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $24 million and $238 million for foreign currency derivative financial instruments as of September 30, 2015 and December 31, 2014, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars.

Interest Rate Risk

The Company is subject to interest rate risk, principally in relation to variable rate debt. The Company may use derivative financial instruments to manage exposure to fluctuations in interest rates.

During 2015, the Company entered into interest rate swaps with a notional amount of $150 million that effectively convert designated cash flows associated with underlying interest payments on the Term Facility from a variable interest rate to a fixed interest rate, the maturities of these swaps will not exceed the underlying Term Facility. The instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the Accumulated other comprehensive income component of Stockholders' equity in the Company's consolidated balance sheets and such gains and losses will be reclassified at the time the underlying hedged transactions are realized. The ineffective portion of these swaps is assessed based on the hypothetical derivative method and is recorded as interest expense in the Company's consolidated statements of comprehensive income. As of September 30, 2015 there was no ineffectiveness associated with these derivatives and the fair value was a liability of $2 million.

The Company significantly reduced interest rate exposure after the swap transactions by reducing variable rate basis of debt to approximately 59% from 99% as of September 30, 2015 and December 31, 2014, respectively.

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

As of September 30, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures, excluding all entities which were newly acquired in 2014. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015.

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. The Company is integrating entities acquired in the Electronics Acquisition into the Company's operations, compliance programs and internal control processes. Specifically, as permitted by SEC rules and regulations, the Company has excluded these newly acquired entities from management's evaluation of internal controls over financial reporting as of December 31, 2014.

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

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the third quarter of 2015.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
Jul. 1, 2015 to Jul. 31, 2015	15,473	$99.65	—	$0
Aug. 1, 2015 to Aug. 31, 2015	—	—	—	$0
Sep. 1, 2015 to Sep. 30, 2015	2,361	$101.37	—	$0
Total	17,834	$99.87	—	$0

(1)
This column includes 17,834 shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share and stock unit awards made pursuant to the Visteon Corporation 2010 Incentive Plan.

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

The exhibits listed on the "Exhibit Index" on Page 63 hereof are filed with this report or incorporated by reference as set forth therein.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Visteon Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ Stephanie S. Marianos
Stephanie S. Marianos
Assistant Controller and Chief Accounting Officer

Date: November 5, 2015

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated November 5, 2015.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated November 5, 2015.
32.1	Section 1350 Certification of Chief Executive Officer dated November 5, 2015.
32.2	Section 1350 Certification of Chief Financial Officer dated November 5, 2015.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
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