Form 10-K
period 2015-12-31
VISTEON CORP
filed 2016-02-25
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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

Warrants, each exercisable for one share of Common Stock at an exercise price of $9.66 (expiring October 1, 2020) (Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ✓ No __
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
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
Large accelerated filer  ✓  Accelerated filer  __   Non-accelerated filer __   Smaller reporting company __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2015 (the last business day of the most recently completed second fiscal quarter) was approximately $4 billion.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__

As of February 19, 2016, the registrant had outstanding 38,864,913 shares of common stock.
Document Incorporated by Reference

Document	Where Incorporated
2016 Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

Visteon Corporation and Subsidiaries

Part I

Item 1.	Business

Description of Business

Visteon Corporation (the "Company" or "Visteon") is a global automotive supplier that designs, engineers and manufactures innovative electronics products for nearly every original equipment vehicle manufacturer ("OEM") worldwide including Ford, Nissan, Renault, Mazda, BMW, General Motors and Honda. Visteon is headquartered in Van Buren Township, Michigan and has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 11,000 employees, dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., with a heavy concentration in low-cost geographic regions.

Visteon provides value for its customers and stockholders through its technology-focused vehicle cockpit electronics business, by delivering a rich, connected cockpit experience for every car from luxury to entry. The Company's cockpit electronics business is one of the broadest portfolios in the industry and includes audio systems, information displays, instrument clusters, head up displays, infotainment systems, and telematics solutions. The Company's cockpit electronics business comprises and is reported under the Electronics segment. In addition to the Electronics segment, the Company has residual operations in South America and Europe previously associated with the Interiors and Climate businesses but not subject to discontinued operations classification that comprise Other.

The pie charts below highlight the sales breakdown for Visteon's Electronics segment for the year ended December 31, 2015.

The Company’s History

The Company was incorporated in Delaware in January 2000 as a wholly owned subsidiary of Ford Motor Company (“Ford” or “Ford Motor Company”). Subsequently, Ford transferred the assets and liabilities comprising its automotive components and systems business to Visteon. The Company separated from Ford on June 28, 2000 when all of the Company’s common stock was distributed by Ford to its shareholders.

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

•
Electronics Optimization - Historically, the Company's investment in its Electronics business was sub-optimized. The Company focused its strategy on vehicle cockpit electronics and commenced efforts to expand the size and scale of its capabilities to deliver innovative audio, infotainment, cluster and display products to OEM customers and to position the business to capitalize on rapidly changing consumer-driven technologies in a connected car landscape.

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

Interiors Exit

In May 2014 Visteon reached an agreement to divest substantially all of its global Interiors business (the "Interiors Divestiture") pursuant to a Master Purchase Agreement, as subsequently amended (the “Purchase Agreement”). Effective November 1, 2014, the Company closed on the majority of the Interiors Divestiture (the "Master Closing"). Subsequent to the Master Closing, Visteon completed the sale of interiors operations in India and Thailand on December 1, 2014 and February 2, 2015, respectively. Remaining interiors operations subject to the Interiors Divestiture, which are located in Argentina and Brazil, are expected to close in 2016.

In June 2015, the Company completed the sale of its 12.5% ownership interest in Yangfeng Visteon Jinqiao Automotive Trim Systems Co., Ltd., a Chinese automotive supplier for proceeds of approximately $91 million and recorded a pre-tax gain of $62 million. The sale of this joint venture is a final step of the Company's 2013 Master Agreement (the “Master Agreement”) with Huayu Automotive Systems Company Limited (“HASCO”), Yanfeng Visteon Automotive Trim Systems Co., Ltd. (“Yanfeng”) and Yanfeng Visteon Automotive Electronics Co., Ltd. (“YFVE”) to sell its ownership in interiors related joint ventures, the vast majority of which was completed during the fourth quarter of 2013.

On December 1, 2015, Visteon completed the sale and transfer of its equity ownership in Visteon Deutschland GmbH, which operated the Berlin, Germany interiors plant ("Germany Interiors Divestiture") . The Company contributed cash of approximately $141 million, assets of $27 million, and liabilities of $198 million, including pension related liabilities. The Company will make a final contribution payment of approximately $30 million by November 2016 included in the Company's consolidated balance sheet as "Other current liabilities" as of December 31, 2015. The Company recognized a pre-tax loss on divestiture of $105 million related to foreign currency translation and pension benefit plan amounts previously recorded in accumulated other comprehensive loss.
Climate Consolidation and Sale

During 2013, the ownership structure of Visteon’s thermal energy management businesses was changed in connection with the sale of certain of Visteon climate subsidiaries, joint venture investments and related intellectual properties to Halla (“Climate Consolidation”). With effect from February 1, 2013, the climate business as combined under Halla operated as Halla Visteon Climate Control Corporation, a Korean corporation (“HVCC”). Visteon held an approximate 70% controlling ownership interest in HVCC, headquartered in South Korea. The Climate Consolidation qualified as a common control transaction.

On June 9, 2015, Visteon completed the sale to Hahn & Co. Auto Holdings Co., Ltd. (“Hahn”) and Hankook Tire Co., Ltd. (“Hankook” and, together with Hahn, the “Purchasers”) of all of its shares of HVCC, for approximately $3.4 billion, or KRW 52,000 per share after adjusting for the 2014 dividend paid by HVCC to Visteon (the “Climate Transaction”), pursuant to and in accordance with the Share Purchase Agreement, dated as of December 17, 2014 (the “Purchase Agreement”), among Visteon and the Purchasers. The Company received net cash proceeds of approximately $2.7 billion and recognized a pre-tax gain of approximately $2.3 billion in connection with the closing of the Climate Transaction in June, 2015.

Electronics Optimization

On November 7, 2013 and in connection with the Yanfeng Transactions, Visteon made a cash payment of $58 million to subscribe to an additional 11% ownership interest in YFVE. This step acquisition increased Visteon's direct ownership interest in YFVE from a non-controlling 40% direct ownership interest to a controlling 51% direct ownership interest.

Effective July 1, 2014 Visteon acquired substantially all of the global automotive electronics business of Johnson Controls Inc. for the aggregate purchase price of $299 million funded with cash on hand, including $31 million of cash and equivalents at the acquired business (the "Electronics Acquisition"). The Electronics Acquisition is expected to enhance Visteon's competitive position in the fast-growing vehicle cockpit electronics segment by strengthening its global scale, manufacturing and engineering footprint, product portfolio and customer penetration. Sales for the acquired business were approximately $1.3 billion for the annual period ended September 30, 2013.

On January 12, 2016, Visteon entered into a share purchase agreement to acquire all shares of AllGo Systems, Inc., USA ("AllGo Systems") for initial consideration of $15 million and contingent consideration of $7 million, expected to close during the first half of 2016. AllGo Systems, is a leading developer of embedded multimedia system solutions to global vehicle manufacturers. The acquisition further strengthens the Company's technological capabilities as it develops the next generation infotainment products.

Strengthen the Balance Sheet

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

On June 12, 2015, the Company utilized Climate Transaction proceeds to pay down $246 million of term loan principal on June 12, 2015 to reduce aggregate principal amount of Term Loans outstanding to $350 million.

Enhance Shareholder Returns

In July 2012, the board of directors authorized the repurchase of up to $100 million of the Company's common stock. During 2012, the Company repurchased 1,005,559 shares of its outstanding common stock at an weighted average price of $49.72 per share, excluding commissions, for the aggregate purchase price of $50 million. In January 2013, the board of directors authorized an increase of share repurchase amount by an additional $200 million and brought the total share repurchase authorization to $300 million. In March 2013, the Company entered into an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. The program concluded in April 2013 and the Company received 2,209,078 shares in total. The final settlement price for all shares delivered under the program was $56.58.

In August 2013, the Company's board of directors raised the authorization of its remaining share repurchase program from $125 million to $1 billion over the next two years. The Company entered into another ASB program in August 2013 with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. This program concluded in December 2013 and the Company received 1,676,900 shares in total. The final settlement price for all shares delivered under the program was $74.54.

In May 2014, the Company announced another ASB program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $500 million. Under the program, the Company paid the financial institution $500 million and received an initial delivery of 3,394,157 shares of common stock using a reference price of $92.07, and an additional delivery of 1,129,001 shares of common stock following the conclusion of the hedge period which determined a certain minimum amount of shares guaranteed under a portion of the program that had a maximum per share price of $100.54. On October 15, 2014, the capped portion of the program concluded, and the Company received an additional 112,269 shares. The final settlement price for all shares delivered under the capped portion of the program was $96.19. On May 1, 2015, the uncapped portion of the program concluded, and the Company received an additional 534,214 shares. The final settlement price for all shares delivered under the uncapped portion of the program was $97.25.

On June 11, 2015, the Company's board of directors authorized an additional $125 million of share repurchase for a total of $500 million available for share repurchase. On June 15, 2015, the Company entered into another ASB program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $500 million. Under the program, the Company paid the financial institution $500 million and received an initial delivery of 3,712,297 shares of common stock, which is approximately 80% of the total number of shares of the Company’s common stock expected to be repurchased under the ASB Agreement based on the closing price of the Company’s common stock on June 15, 2015. In December 2015, the program concluded and the Company received an additional 1,058,965 shares. The final settlement price for all shares delivered under this 2015 ASB program was $104.79.

On December 9, 2015, the Company’s board of directors approved a special distribution of $43.40 per share of its common stock outstanding as of January 15, 2016, or approximately $1.75 billion in the aggregate, payable on January 22, 2016, and authorized a share repurchase program to repurchase up to $500 million of its shares of common stock through December 31, 2016.
On December 16, 2015, the Company entered into a stock repurchase agreement with a third party financial institution to purchase shares of its common stock complying with the provisions of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934 (“10b5-1 Share Repurchase Program”). The new 10b5-1 Share Repurchase Program is open until March 1, 2016 with the maximum purchase amount of $150 million, net of commissions. Under this program, the third-party financial institution will repurchase the Company’s shares at the prevailing market prices pursuant to specified share price and daily volume limits. As of February 19, 2016,  the Company has paid $84 million to repurchase 1,307,500 of shares at an average price of $64.06.
Approximately $1.74 billion of the Company's cash equivalents and short-term investments, including separately managed accounts, have been liquidated on or about January 19, 2016 to fund the special distribution paid on January 22, 2016.

Strategic Imperatives

After completing the most critical milestones of the Company's transformation plan laid out during the latter half of 2012, Visteon is now a technology-focused, pure-play supplier of automotive cockpit electronics and connected car solutions. The Company has laid out the following three strategic imperatives for 2016 and beyond:

•
Strengthen the Core - Visteon offers technology and related manufacturing operations for audio, head-up displays, information displays, infotainment, instrument clusters and telematics products. The Company's backlog, defined as cumulative remaining life of program booked sales, is approximately $15.2 billion as of December 31, 2015, or 4.9 times 2015 sales, reflecting a strong booked sales base on which to launch future growth.

•
Move Selectively to Adjacent Products - As consumer demand continues to evolve with an increase of electronics content per vehicle, the Company strives to further develop expertise in the areas of cockpit domain controllers, next generation safety applications, and vehicle cyber security. These areas require assessment as consumer needs shift and related products complement Visteon's core products.

•
Deliver Cost Efficiencies - Visteon core business financial results continue to improve with Adjusted EBITDA margin for electronics and corporate of 9.5% in 2015 compared with 7.2% in 2014. The Company expects to deliver cost efficiencies by achieving selling, general and administrative and engineering efficiencies, improving free cash flow, optimizing its capital structure and driving savings benefits as revenues grow.

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

Financial Information about Segments

The Company's operating structure is organized by global product group, including Electronics and Other. These global product groups have financial and operating responsibility over the design, development and manufacture of the Company's product portfolio. The Company's reportable segments are as follows:

•
Electronics - The Company's Electronics segment provides vehicle cockpit electronics products to customers, including audio systems, information displays, instrument clusters, head up displays, infotainment systems, and telematics solutions.

•
Other - Other includes entities located in Europe previously associated with the Interiors business but not subject to the Interiors Divestiture. Other also includes entities in South America and South Africa previously associated with the Climate business but not subject to the Climate Transaction.

Further information relating to the Company’s reportable segments can be found in Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K (Note 22, “Segment Information,” to the Company’s consolidated financial statements).

The Company’s Products

The Company designs and manufacturers vehicle cockpit electronics components, modules and systems further described as follows:

Audio Systems

The Company offers a range of audio products, including audio head units, amplifiers and analog and digital radios, which deliver consumer device connectivity. Visteon’s OpenAir® brand of premium connected audio products is based on open architecture, human machine interaction ("HMI") command and control, and wireless communication. These products are designed to allow vehicle occupants to easily connect their mobile devices to the built-in display to safely access phone functions, listen to music, stream media and enable CarPlay, Android Auto and Baidu Carlife.

Information Displays

The Company offers a range of information displays incorporating a sleek profile, craftsmanship and touch sensors, designed to deliver high performance for the automotive market. These displays can integrate a range of user interface technologies and graphics management capabilities, such as dual view and dual organic light-emitting diode ("OLED") displays.

Instrument Clusters

The Company offers a full line of instrument clusters, from standard analog gauge clusters to high-resolution, fully configurable, display-based devices. These support all vehicle segments, including motorcycles.  These clusters can use a wide range of display technologies, graphic capabilities and decorative elements, including OLED, free-form and curved displays. Premium clusters, marketed under the brand LightScape®, support complex 3-D graphics and video features such as driver awareness and camera inputs.

Head-Up Displays

The Company provides a complete line of head-up displays ("HUD") that present critical information to the driver in a convenient location and at a comfortable focal distance. Combiner HUD projects a virtual image in front of the driver using a compact, transparent screen mounted on top of the instrument panel. Windshield HUD projects the image directly on the vehicle windscreen.

Infotainment Systems

The Company offers a range of infotainment products, based on Open Software Standards technology. These systems are designed to provide embedded content, a driver-centric user interface and cyber security. New features and content are provided by secure over-the-air software upgrades. Built on a scalable platform, Visteon’s OpenAir® premium infotainment system provides extensible HMI using an intelligent application interface and advanced mobile device connectivity, along with advanced driver assistance systems ("ADAS") and driver monitoring integration.

Telematics Solutions
The Company provides a cost-optimized telematics control unit to enable secure connected car services, software updates and data. The Company’s telematics solution uses a single hardware and flexible software architecture to support regional telematics service providers and mobile networks. The Company’s wireless gateway platform is designed to meet future connectivity requirements including 4G, V2X, Wi-Fi® and next-generation mobile standards such as 5G.
SmartCore™
The Company offers a security-focused approach to cockpit module consolidation that addresses the increasing complexity of cockpit electronics to improve the driving experience. SmartCore™ combines previously separate modules such as instrument cluster, infotainment, head-up display and advanced driver assistance solution domains on a single-module multi domain controller. Using a holistic view of value, this solution considers the total cost of ownership. It meets the needs of vehicle segments through a scalable and flexible framework.
The Company’s Customers

The Company sells its products primarily to global vehicle manufacturers including Ford, Nissan, Renault, Mazda, BMW, General Motors and Honda. Ford, Mazda and Nissan/Renault are the Company's largest customers and in 2015 accounted for sales of approximately 34%, 16% and 14%, respectively. In 2014 and 2013 Ford accounted for 41% and 52%, respectively, Nissan and Mazda individually accounted for less than ten percent of Visteon sales for both 2014 and 2013.

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

The Company’s Competition

The automotive sector is concentrated, but operates under highly competitive conditions resulting from the globalized nature of the industry, high fixed costs and the resulting need for scale economies, market dynamics including share in mature economies and positioning in emerging economies, and the low cost of switching for the end consumer. Accordingly, OEMs rigorously evaluate suppliers on the basis of financial viability, product quality, price competitiveness, technical expertise and development capability, new product innovation, reliability and timeliness of delivery, product design and manufacturing capability and flexibility, customer service and overall management. The Company's primary independent competitors include Alpine Electronics, Continental AG, Delphi Automotive PLC, Denso Corporation, Harman International, Nippon Seiki, Panasonic Corporation, Pioneer Corporation, and Robert Bosch GmbH.

The Company’s Product Sales Backlog

During the year ended December 31, 2015, the Company modified its backlog definition to represent cumulative remaining life-of-program expected net sales, launching in future periods.  The Company’s Electronics segment backlog was $15.2 billion as of December 31, 2015, compared to $14.1 billion as of December 31, 2014, reflecting an increase of 8%.  The Company’s estimated net sales may be impacted by various assumptions, including new program vehicle production levels, customer price reductions, currency exchange rates and program launch timing. In addition, the Company typically enters into customer agreements at the beginning of a vehicle life cycle with the intent to fulfill purchasing requirements for the entire vehicle production life cycle. These agreements may be terminated by customers at any time and, accordingly, expected net sales information does not represent firm orders or firm commitments.

Seasonality and Cyclicality of the Company’s Business

Historically, the Company’s business has been moderately seasonal because its largest North American customers typically cease production for approximately two weeks in July for model year changeovers and approximately one week in December during the winter holidays. Customers in Europe historically shut down vehicle production during a portion of August and one week in December. In China, customers typically shut down during one week in early October and one week in January or February.  Additionally, third quarter automotive production traditionally is lower as new vehicle models enter production.

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

The Company’s Workforce and Employee Relations

The Company’s workforce as of December 31, 2015 included approximately 11,000 persons, of which approximately 5,000 were salaried employees and 6,000 were hourly workers. Many of the Company’s employees are members of industrial trade unions and confederations within their respective countries, including Europe, Asia and South America. Many of these organizations operate under collectively bargained contracts that are not specific to any one employer. The Company constantly works to establish and maintain positive, cooperative relations with its unions and work representatives around the world and believes that its relationships with unionized employees are satisfactory. The Company experienced work stoppages of varying lengths in Europe, South America and Asia during the past three years. These stoppages primarily were either national in nature, aimed at customers or were in anticipation of Company restructuring activities at particular facilities.

The Company’s Product Research and Development

The Company’s research and development efforts are intended to maintain leadership positions in core products and provide the Company with a competitive edge as it seeks additional business with new and existing customers. The Company also works with technology development partners, including customers, to develop technological capabilities and new products and applications. Total research and development expenditures, net of recoveries were approximately $294 million in 2015, $257 million in 2014, and $148 million in 2013.

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

The Company’s Raw Materials and Suppliers

Raw materials used by the Company in the manufacture of its products include resins, copper, precious metals, steel and electronics components. All of the materials used are generally available from numerous sources. In general, the Company does not carry inventories of raw materials in excess of those reasonably required to meet production and shipping schedules. As of December 31, 2015 the Company had not experienced any other significant shortages of raw materials. The Company monitors its supply base and endeavors to work with suppliers and customers to attempt to mitigate the impact of potential material shortages and supply disruptions. While the Company does not anticipate any significant interruption in the supply of raw materials, there can be no assurance that sufficient sources or amounts of all necessary raw materials will be available in the future.

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

Impact of Environmental Regulations on the Company

The Company is subject to the requirements of federal, state, local and foreign environmental and occupational safety and health laws and regulations. These include laws regulating air emissions, water discharge and waste management. The Company is also subject to environmental laws requiring the investigation and cleanup of environmental contamination at properties it presently owns or operates and at third-party disposal or treatment facilities to which these sites send or arranged to send hazardous waste. The Company makes capital expenditures in the normal course of business as necessary to ensure that its facilities are in compliance with applicable environmental laws and regulations. For 2015, capital expenditures associated with environmental compliance were not material nor did such expenditures have a materially adverse effect on the Company’s earnings or competitive position. The Company does not anticipate that its environmental compliance costs will be material in 2016.

The Company is aware of contamination at some of its properties. The Company is in various stages of investigation and cleanup at these sites and at December 31, 2015, has recorded a reserve of less than $1 million for this environmental investigation and cleanup. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

The Company’s International Operations

Financial information about sales and net property by major geographic region can be found in Note 22, Segment Information, included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions, and changes in laws and regulations. The following table sets forth the Company’s sales and net property and equipment by geographic region as a percentage of such consolidated total amounts.

	Sales			Property and Equipment, Net
	Year Ended December 31			December 31
	2015	2014	2013	2015	2014
United States	26%	29%	31%	4%	7%
Mexico	2%	2%	2%	17%	16%
Total North America	28%	31%	33%	21%	23%
Portugal	13%	18%	26%	16%	14%
Slovakia	8%	5%	—%	8%	7%
Germany	3%	4%	7%	1%	5%
Tunisia	6%	4%	—%	4%	4%
France	4%	3%	—%	7%	9%
Hungary	—%	—%	4%	—%	—%
Other Europe	3%	3%	3%	4%	5%
Intra-region eliminations	(2)%	(2)%	(2)%	—%	—%
Total Europe	35%	35%	38%	40%	44%
China	21%	22%	5%	20%	16%
Japan	15%	9%	7%	3%	3%
Thailand	3%	2%	4%	3%	1%
India	2%	3%	3%	7%	6%
Korea	1%	1%	1%	—%	—%
Intra-region eliminations	(5)%	(3)%	(1)%	—%	—%
Total Asia	37%	34%	19%	33%	26%
South America	4%	7%	13%	6%	7%
Inter-region eliminations	(4)%	(7)%	(3)%	—%	—%
	100%	100%	100%	100%	100%

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

The automotive industry is cyclical and significant declines in the production levels of the Company’s major customers could reduce the Company’s sales and harm its profitability.

Demand for the Company’s products is directly related to the automotive vehicle production of the Company’s major customers. Automotive sales and production is cyclical and can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the cost and availability of credit and other factors. Automotive industry conditions in North America and Europe have been and continue to be extremely challenging. In North America, the industry is characterized by significant overcapacity and fierce competition. In Europe, the market structure is more fragmented with significant overcapacity and declining sales. While Asia continues to grow, the rate of growth is expected to decline.

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

The Company is highly dependent on Ford Motor Company and decreases in such customers’ vehicle production volumes would adversely affect the Company.

Ford is one of the Company’s largest customers and accounted for 34% of sales in 2015, 41% of sales in 2014, and 52% of sales in 2013. Accordingly, any change in Ford's vehicle production volumes will have a significant impact on the Company’s sales volume and profitability.

The Company's inability to effectively manage the timing, quality and costs of new program launches could adversely affect its financial performance.

In connection with the award of new business, the Company often obligates itself to deliver new products and services that are subject to its customers’ timing, performance and quality standards. Additionally, as a Tier 1 supplier, the Company must effectively coordinate the activities of numerous suppliers in order to launch programs successfully. Given the complexity of new program launches, especially involving new and innovative technologies, the Company may experience difficulties managing product quality, timeliness and associated costs. In addition, new program launches require a significant ramp up of costs; however, the sales related to these new programs generally are dependent upon the timing and success of the introduction of new vehicles by the Company's customers. The Company's inability to effectively manage the timing, quality and costs of these new program launches could adversely affect its financial condition, operating results and cash flows.

The Company must continue to develop, introduce and achieve market acceptance of new and enhanced products in order to grow its sales in the future.
The growth of the Company's business will be dependent on the demand for innovative automotive electronics products. In order to increase sales in current markets and gain entry into new markets, the Company must innovate to maintain and improve existing products, while successfully developing and introducing distinctive new and enhanced products that anticipate changing customer and consumer preferences and capitalize upon emerging technologies. However, the Company may experience difficulties that delay or prevent the development, introduction or market acceptance of its new or enhanced products. Furthermore, competitors may develop and introduce technologies that gain greater customer or consumer acceptance, which could adversely affect the future growth of the Company.

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

Expanding the Company’s business in Asia and Europe and enhancing the Company’s business relationships with Asian and European automotive manufacturers worldwide are important elements of the Company’s long-term business strategy. In addition, the Company has invested significantly in joint ventures with other parties to conduct business in Russia, China and elsewhere in Asia. The Company’s ability to repatriate funds from these joint ventures depends not only upon their uncertain cash flows and profits, but also upon the terms of particular agreements with the Company’s joint venture partners and maintenance of the legal and political status quo. As a result, the Company’s exposure to the risks described above is substantial. The likelihood of such occurrences and its potential effect on the Company vary from country to country and are unpredictable. However, any such occurrences could be harmful to the Company’s business and the Company’s profitability and financial condition.

The Company could be negatively impacted by the distress of its supplier or other shortages.

In an effort to manage and reduce the costs of purchased goods and services, the Company, like many suppliers and automakers, has been consolidating its supply base. In addition, certain materials and components used by the Company are in high demand but of limited availability. As a result, the Company is dependent on single or limited sources of supply for certain components used in the manufacture of its products. The Company selects its suppliers based on total value (including price, delivery and quality), taking into consideration production capacities and financial condition. However, there can be no assurance that strong demand, capacity limitations or other problems experienced by the Company’s suppliers will not result in occasional shortages or delays in the supply of components. If the Company were to experience a significant or prolonged shortage of critical components from any of its suppliers, particularly those who are sole sources, and could not procure the components from other sources, the Company would be unable to meet its production schedules for some of its key products or to ship such products to its customers in a timely fashion, which would adversely affect sales, margins, and customer relations. Furthermore, unfavorable economic or industry conditions could result in financial distress within the Company's supply base, thereby increasing the risk of supply disruption. Although market conditions generally have improved in recent years, uncertainty remains and another economic downturn or other unfavorable industry conditions in one or more of the regions in which the Company operates could cause a supply disruption and thereby adversely affect the Company's financial condition, operating results and cash flows.

The Company is subject to significant foreign currency risks and foreign exchange exposure.

As a result of our global presence, a significant portion of the Company's revenues and expenses is denominated in currencies other than the U.S. dollar. The Company is therefore subject to foreign currency risks and foreign exchange exposure. The Company's primary exposures are to the Euro, Japanese Yen, Thai Baht, Mexican Peso and Chinese Renminbi. While the Company employs financial instruments to hedge transactional foreign exchange exposure, including multi-year contracts, exchange rates are difficult to predict and such actions may not insulate us completely from those exposures. As a result, volatility in certain exchange rates could adversely impact our financial results and comparability of results from period to period. Notably, the strong dollar, central bank actions, falling oil prices, and a slowdown in China have introduced additional uncertainty into the currency markets.

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

Privacy concerns relating to the Company's current or future products and services could damage its reputation and deter current and potential users from using them.
The Company may gain access to sensitive, confidential or personal data or information that is subject to privacy and security laws, regulations and customer-imposed controls. Concerns about the Company's practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded, could damage its reputation and adversely affect its operating results.
Furthermore, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning data protection. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe and elsewhere are often uncertain and in flux. Complying with these various laws could cause the Company to incur substantial costs.

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

Many of the Company’s employees participate in defined benefit pension plans or retirement/termination indemnity plans. Effective December 31, 2011, active salaried employees in the U.S. ceased to accrue benefits under the existing defined benefit pension plan. The Company’s worldwide pension obligations exposed the Company to approximately $256 million in unfunded liabilities as of December 31, 2015, of which approximately $199 million and $57 million was attributable to unfunded U.S. and non-U.S. pension obligations, respectively.

The Company has previously experienced declines in interest rates and pension asset values. Future declines in interest rates or the market values of the securities held by the plans, or certain other changes, could materially deteriorate the funded status of the Company’s plans and affect the level and timing of required contributions in 2016 and beyond. Additionally, a material deterioration in the funded status of the plans could significantly increase pension expenses and reduce the Company’s profitability.

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

The Company regularly monitors its goodwill and long-lived assets for impairment indicators. The Company performs either a qualitative or quantitative assessment of goodwill for impairment at the reporting unit level on an annual basis. In conducting the impairment analysis of long-lived assets, the Company compares the undiscounted cash flows expected to be generated from the long-lived assets to the related net book values. Changes in economic or operating conditions impacting the estimates and assumptions could result in the impairment of goodwill or long-lived assets. In the event that the Company determines that its goodwill or long-lived assets are impaired, the Company may be required to record a significant charge to earnings that could materially affect the Company’s results of operations and financial condition in the period(s) recognized. The Company recorded asset impairment charges including discontinued operations of $5 million and $190 million in 2015 and 2014, respectively, to adjust the carrying value of certain assets to their estimated fair value. In addition, the Company cannot provide assurance that it will be able to recover remaining net deferred tax assets, which are dependent upon achieving future taxable income in certain foreign jurisdictions. Failure to achieve its taxable income targets may change the Company’s assessment of the recoverability of its remaining net deferred tax assets and would likely result in an increase in the valuation allowance in the applicable period. Any increase in the valuation allowance would result in additional income tax expense, which could have a significant impact on the Company’s future results of operations.

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

The Company's principal executive offices are located in Van Buren Township, Michigan. As of December 31, 2015, the Company and its consolidated subsidiaries owned or leased approximately:

•	25 corporate offices, technical and engineering centers and customer service centers in ten countries around the world, of which 24 were leased and 1 was owned;

•
20 Electronics manufacturing and/or assembly facilities in Mexico, Macedonia, Portugal, Russia, Slovakia, France, Tunisia, India, Japan, South Korea, China, Thailand and Brazil, of which 14 were leased and 6 were owned; and

•	5 Other manufacturing and/or assembly facilities in Argentina, Brazil and South Africa of which 4 were owned and 1 leased.
In addition, the Company's non-consolidated affiliates operate approximately 8 manufacturing and/or assembly locations, primarily in the Asia Pacific region. The Company considers its facilities to be adequate for its current uses.

Item 3.	Legal Proceedings

In 2003, the Local Development Finance Authority of the Charter Township of Van Buren, Michigan (the “Township”) issued approximately $28 million in bonds finally maturing in 2032, the proceeds of which were used at least in part to assist in the development of the Company’s U.S. headquarters located in the Township. During January 2010, the Company and the Township entered into a settlement agreement (the “Settlement Agreement”) that, among other things, reduced the taxable value of the headquarters property to current market value and facilitated certain claims of the Township in the Company’s chapter 11 proceedings. The Settlement Agreement also provided that the Company would continue to negotiate in good faith with the Township in the event that property tax payments was inadequate to permit the Township to meet its payment obligations with respect to the bonds. In September 2013, the Township notified the Company in writing that it is estimating a shortfall in tax revenues of between $25 million and $36 million, which could render it unable to satisfy its payment obligations under the bonds. On May 12, 2015, the Township commenced a proceeding against the Company in the U. S. Bankruptcy Court for the District of Delaware in connection with the foregoing. Upon the Company’s motion to dismiss, the Township dismissed the proceeding before the Delaware Bankruptcy Court and re-commenced the proceeding against the Company in the Michigan Wayne County Circuit Court on July 2, 2015. The Township sought a declaratory judgment that, among other things, the Company is responsible under the Settlement Agreement for payment of any shortfall in the bond debt service payments. The Company filed a motion for summary disposition in August 2015 on the basis that the Township's claims were not ripe for adjudication. In February 2016, the court granted the Company's motion and dismissed the Township's complaint without prejudice. In the event of an appeal or other recommencement of the proceedings, the Company continues to dispute the factual and legal assertions made by the Township and intends to vigorously defend the matter. The Company is not able to estimate the possible loss or range of loss in connection with this matter.

In November 2013, the Company and HVCC, jointly filed an Initial Notice of Voluntary Self-Disclosure statement with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) regarding certain sales of automotive HVAC components by a minority-owned, Chinese joint venture of HVCC into Iran. The Company updated that notice in December 2013, and subsequently filed a voluntary self-disclosure regarding these sales with OFAC in March 2014. In May 2014, the Company voluntarily filed a supplementary self-disclosure identifying additional sales of automotive HVAC components by the Chinese joint venture, as well as similar sales involving an HVCC subsidiary in China, totaling approximately $12 million, and filed a final voluntary-self disclosure with OFAC on October 17, 2014. OFAC is currently reviewing the results of the Company’s investigation. Following that review, OFAC may conclude that the disclosed sales resulted in violations of U.S. economic sanctions laws and warrant the imposition of civil penalties, such as fines, limitations on the Company's ability to export products from the United States, and/or referral for further investigation by the U.S. Department of Justice. Any such fines or restrictions may be material to the Company’s financial results in the period in which they are imposed, but is not able to estimate the possible loss or range of loss in connection with this matter. Additionally, disclosure of this conduct and any fines or other action relating to this conduct could harm the Company’s reputation and have a material adverse effect on our business, operating results and financial condition. The Company cannot predict when OFAC will conclude its own review of our voluntary self-disclosures or whether it may impose any of the potential penalties described above.

The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of December 31, 2015, the Company maintained accruals of approximately $7 million for claims aggregating approximately $69 million. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.

Item 4.	Mine Safety Disclosures

None

Item 4A. Executive Officers and Key Employees

The following table shows information about the executive officers of the Company and other key employees. Ages are as of February 1, 2016:

Name	Age	Position
Sachin S. Lawande	48	Director, President and Chief Executive Officer
Jeffrey M. Stafeil	46	Executive Vice President and Chief Financial Officer
William M. Robertson	54	Vice President and Corporate Controller
Peter M. Ziparo	46	Vice President and General Counsel
Stephanie S. Marianos	47	Assistant Corporate Controller and Chief Accounting Officer

Sachin S. Lawande has been Visteon’s Chief Executive Officer, President and a director of the Company since June 29, 2015. Before joining Visteon, Mr. Lawande served as Executive Vice President and President, Infotainment Division of Harman International Industries, Inc., an automotive supplier, from July 2013 to June 2015. From July 2011 to June 2013, he served as Executive Vice President and President of Harman’s Lifestyle Division, and from July 2010 to June 2011 as Executive Vice President and Co-President, Automotive Division. Prior to that he served as Harmon’s Executive Vice President and Chief Technology Officer since February 2009. Mr. Lawande joined Harman International in 2006, following senior roles at QNX Software Systems and 3Com Corporation. He also serves on the board of directors of Computer Sciences Corporation.

Jeffrey M. Stafeil has been Visteon's Executive Vice President since joining the Company on October 31, 2012 and Chief Financial Officer since November 2, 2012. Prior to joining the Company, Mr. Stafeil was the Chief Executive Officer of DURA Automotive Systems LLC, an automotive supplier, since October 2010, and DURA's Executive Vice President and Chief Financial Officer between December 2008 and October 2012. Prior to that, Mr. Stafeil was the Chief Financial Officer and a board member at the Klöckner Pentaplast Group, a producer of films for packaging, printing and specialty applications, from July 2007 to December 2008. From July 2003 to July 2007, he was the Executive Vice President and Chief Financial Officer of Metaldyne Corporation, an automotive supplier. Prior to joining Metaldyne in 2001, Mr. Stafeil served in a variety of management positions at Booz Allen and Hamilton, Peterson Consulting and Ernst and Young. In addition, from January 2007 to July 2009, he served on the board of directors and was Co-Chairman of the Audit Committee for Meridian Automotive Systems, and served on the board of directors and was Audit Committee Chairman of J.L. French Automotive Castings, Inc. from September 2009 to June 2012. Mr. Stafeil currently serves on the board of directors of Mentor Graphics Corporation and Metaldyne Performance Group, Inc.

William M. Robertson has been Visteon’s Vice President and Corporate Controller since June 2015. Prior to that, he was Director, Corporate Finance since 2003; Manager, Corporate Finance since April 2001; and Operations Manager since joining the Company in May, 2000. Before joining Visteon, he served as Vehicle Operations Controller for Ford Motor Company.

Peter M. Ziparo has been Visteon's Vice President and General Counsel since April 2014. Prior to that, he was Assistant General Counsel since 2005 and Associate General Counsel since joining the Company in October 2002. Before joining Visteon, Mr. Ziparo was a corporate associate with Morrison & Foerster LLP and Chadbourne & Parke LLP.

Stephanie S. Marianos has been Visteon’s Chief Accounting Officer since June 2015 and Assistant Corporate Controller since July 2014. Prior to that, she was Associate Director, Corporate Finance since May 2012; Associate Director, Corporate Accounting since April 2008; and Senior Manager, Corporate Accounting since joining the Company in September 2005. Before joining Visteon, she was an independent accounting consultant serving manufacturing, insurance and health care companies. Ms. Marianos began her career at Ernst & Young LLP and is a certified public accountant.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

As of February 19, 2016, the Company had 38,864,913 shares of its common stock, $0.01 par value per share, outstanding, which were owned by 8,252 shareholders of record. The table below shows the high and low sales prices per share for the Company’s common stock as reported by the NYSE for each quarterly period for the last two years.

	2015
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$107.45	$110.48	$106.71	$121.65
Low	$95.15	$95.96	$95.11	$100.85

	2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$88.44	$97.01	$108.29	$106.86
Low	$79.22	$84.19	$95.5	$84.55
No dividends were paid by the Company on its common stock during the years ended December 31, 2015, 2014 or 2013. On January 22, 2016, the Company paid a special distribution of $43.40 per share of common stock. The Company’s Board of Directors (the “Board”) evaluates the Company’s dividend policy based on all relevant factors. The Company’s credit agreements limit the amount of cash payments for dividends that may be made. Additionally, the ability of the Company’s subsidiaries to transfer assets is subject to various restrictions, including regulatory requirements and governmental restraints. Refer to Note 6, “Non-Consolidated Affiliates,” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the fourth quarter of 2015.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
Oct. 1, 2015 to Oct. 31, 2015	9,260	$107.33	—	$0
Nov. 1, 2015 to Nov. 30, 2015	2,364	$119.74	—	$0
Dec. 1, 2015 to Dec. 31, 2015	1,101,489	$105.25	1,058,965	$0
Total	1,113,113	$105.30	1,058,965	$0

(1)
This column includes 54,148 shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share and stock unit awards made pursuant to the Visteon Corporation 2010 Incentive Plan.

(2)
On June 11, 2015, the board of directors increased its share repurchase program authorization by $125 million, to a total authorization to repurchase up to $1.125 billion of the Company’s common stock from the beginning of the program until December 31, 2015. In June 2015, the Company entered into an accelerated stock buyback (“ASB”) program with Goldman, Sachs & Co. (“Goldman”) to repurchase shares of common stock for an aggregate purchase price of $500 million. Under this ASB program, the Company paid Goldman $500 million and received an initial delivery of 3,712,297 shares of common stock using a reference price of $107.75. On December 30, 2015, this ASB program program concluded, and the Company received an additional 1,058,965 shares. On December 9, 2015, the board of directors authorized a new share repurchase program, which authorizes repurchases of up to $500 million of the Company’s common stock through December 31, 2016. The Company anticipates that future repurchases of common stock, if any, would occur from time to time in open market transactions, 10b5-1 programs, non-discretionary programs or in privately negotiated transactions depending on market and economic conditions, share price, trading volumes, alternative uses of capital and other factors.

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

Performance Graph

The following graph compares the cumulative total stockholder return from December 31, 2010 through December 31, 2015 for its existing common stock, the S&P 500 Index and the Dow Jones U.S. Auto Parts Index. The graph below assumes that $100 was invested on December 31, 2010 in each of the Company's common stock, the stocks comprising the S&P 500 Index and the stocks comprising the Dow Jones U.S. Auto Parts Index, and that all that dividends have been reinvested.

	December 31, 2010	December 31, 2011	December 31, 2012	December 31, 2013	December 31, 2014	December 31, 2015
Visteon Corporation	$100.00	$67.30	$72.50	$110.30	$143.90	$154.20
Dow Jones U.S. Auto & Parts Index	$100.00	$76.90	$91.70	$135.20	$143.80	$139.80
S&P 500	$100.00	$102.10	$118.40	$156.80	$178.20	$180.70
The above comparisons are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's common stock or the referenced indices.

Item 6.	Selected Financial Data

The following statement of operations, statement of cash flows and balance sheet data were derived from the Company's consolidated financial statements for the years ended December 31, 2015, 2014, 2013, 2012 and 2011. This information should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” in this Annual Report on Form 10-K.

	Year Ended December 31	Year Ended December 31	Year Ended December 31	Year Ended December 31	Year Ended December 31
	2015	2014	2013	2012	2011
	(Dollars in Millions, Except Per Share Amounts)
Statement of Operations Data:
Net sales	$3,245	$2,586	$1,724	$1,625	$1,815
Net income (loss) from continuing operations	42	(75)	555	56	(12)
Income (loss) from discontinued operations, net of tax	2,286	(131)	220	111	166
Net income (loss) attributable to Visteon Corporation	$2,284	$(295)	$690	$100	$80

Basic earnings (loss) per share
Continuing operations	$0.52	$(2.14)	$11.10	$1.06	$(0.25)
Discontinued operations	53.48	(4.30)	2.70	0.83	1.81
Basic earnings (loss) attributable to Visteon Corporation	$54.00	$(6.44)	$13.80	$1.89	$1.56

Diluted earnings (loss) per share
Continuing operations	$0.51	$(2.14)	$10.86	$1.05	$(0.25)
Discontinued operations	52.12	(4.30)	2.64	0.83	1.81
Diluted earnings (loss) attributable to Visteon Corporation	$52.63	$(6.44)	$13.50	$1.88	$1.56

Balance Sheet Data:
Total assets	$4,682	$5,323	$6,027	$5,156	$4,969
Total debt, excluding held for sale	$384	$616	$399	$491	$521
Total Visteon Corporation stockholders' equity	$1,057	$865	$1,920	$1,385	$1,307

Statement of Cash Flows Data:
Cash provided from operating activities	$338	$284	$312	$239	$175
Cash provided from (used by) investing activities	$2,358	$(740)	$698	$(40)	$(331)
Cash used by financing activities	$(774)	$(359)	$(141)	$(115)	$(3)

Year Ended December 31, 2015

On June 9, 2015, Visteon completed the sale to Hahn & Co. Auto Holdings Co., Ltd. (“Hahn”) and Hankook Tire Co., Ltd. (“Hankook” and, together with Hahn, the “Purchasers”) of all of its shares of Halla Visteon Climate Control Corporation, a Korean corporation (“HVCC”), for approximately $3.4 billion, or KRW 52,000 per share after adjusting for the 2014 dividend paid by HVCC to Visteon (the “Climate Transaction”), pursuant to and in accordance with the Share Purchase Agreement, dated as of December 17, 2014 (the “Purchase Agreement”), among Visteon and the Purchasers. The respective results of operations of the HVCC Climate business have been reclassified to Net (loss) income from discontinued operations, net of tax for all periods presented.

On December 1, 2015, Visteon Corporation and its wholly owned subsidiary, Visteon Deutschland GmbH, which operates the Berlin, Germany interiors plant completed the sale to APCH Automotive Plastic Components Holding GmbH. The Company recorded a loss of $105 million in connection with the sale. Although the divestiture represents a continuation of the Company’s exit from the Interiors business, the divestiture is not considered a strategic shift given the size of the operations representing $86 million in 2015 sales.   Therefore, the operations do not qualify for discontinued operations presentation and operating results prior to the sale are classified within Other as continuing operations.

Year Ended December 31, 2014

In May 2014, pursuant to a Master Purchase Agreement, as subsequently amended, Visteon agreed to divest substantially all of its global Interiors business (the "Interiors Divestiture") in exchange for the assumption of certain liabilities related to the Company's Interiors business and the payment of nominal cash consideration. In connection with the Interiors Divestiture, the Company recorded losses totaling $326 million during the year ended December 31, 2014. These losses included an asset impairment loss of $190 million recorded during the second quarter of 2014 pursuant to execution of the Purchase Agreement and additional losses of $136 million during the fourth quarter of 2014 pursuant to the Master Closing on November 1, 2014 and the completion of the sale of an Interiors operation in India on December 1, 2014. The operating results of Interiors businesses subject to the Interiors Divestiture have been reclassified to Net income (loss) from discontinued operations, net of tax for all periods presented.

On July 1, 2014, the Company completed the acquisition of substantially all of the global automotive electronics business of Johnson Controls Inc. for an aggregate purchase price of $299 million, including $31 million of cash and equivalents at the acquired business. In August 2014, Halla Visteon Climate Control Corporation ("HVCC"), a consolidated subsidiary of the Company, acquired the automotive thermal and emissions business of Cooper-Standard Automotive Inc., a subsidiary of Cooper-Standard Holdings Inc., for cash of $46 million. On September 1, 2014, HVCC completed the acquisition of a controlling 51% equity interest in Japan Climate Systems - Nanjing for $7 million. The Company commenced consolidation of all the acquired businesses from respective dates of acquisition.

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

Year Ended December 31, 2012

On August 1, 2012, the Company completed the sale of its Lighting operations and the respective results of operations of the Lighting business have been reclassified to Income (loss) from discontinued operations, net of tax for all periods presented.

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

Executive Summary
Description of Business
Visteon Corporation (the "Company" or "Visteon") is a global automotive supplier that designs, engineers and manufactures innovative electronics products for nearly every original equipment vehicle manufacturer ("OEM") worldwide including Ford, Nissan, Renault, Mazda, BMW, General Motors and Honda. Visteon is headquartered in Van Buren Township, Michigan and has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 11,000 employees, dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., with a heavy concentration in low-cost geographic regions.

Visteon provides value for its customers and stockholders through its technology-focused vehicle cockpit electronics business, by delivering a rich, connected cockpit experience for every car from luxury to entry. The Company's cockpit electronics business is one of the broadest portfolios in the industry and includes audio systems, information displays, instrument clusters, head up displays, infotainment systems, and telematics solutions. The Company's cockpit electronics business comprises and is reported under the Electronics segment. In addition to the Electronics segment, the Company has residual operations in South America and Europe previously associated with the Interiors and Climate businesses but not subject to discontinued operations classification that comprise Other.

The pie charts below highlight the sales breakdown for Visteon's Electronics segment for the year ended December 31, 2015.
Strategic Imperatives

After completing the most critical milestones of the Company's transformation plan laid out during the latter half of 2012, Visteon is now a technology-focused, pure-play supplier of automotive cockpit electronics and connected car solutions. The Company has laid out the following three strategic imperatives for 2016 and beyond:

•
Strengthen the Core - Visteon offers technology and related manufacturing operations for audio, head-up displays, information displays, infotainment, instrument clusters and telematics products. The Company's backlog, defined as cumulative remaining life of program booked sales, is approximately $15.2 billion as of December 31, 2015, or 4.9 times 2015 sales, reflecting a strong booked sales base on which to launch future growth.

•
Move Selectively to Adjacent Products - As consumer demand continues to evolve with an increase of electronics content per vehicle, the Company strives to further develop expertise in the areas of cockpit domain controllers, next generation safety applications, and vehicle cyber security. These areas require assessment as consumer needs shift and related products complement Visteon's core products.

•
Deliver Cost Efficiencies - Visteon core business financial results continue to improve with Adjusted EBITDA margin for electronics and corporate of 9.5% in 2015 compared with 7.2% in 2014. The Company expects to deliver cost efficiencies by achieving selling, general and administrative and engineering efficiencies, improving free cash flow, optimizing its capital structure and driving savings benefits as revenues grow.

Transformation Milestones

During the year ended December 31, 2015, the Company further progressed its transformation and completed the vast majority of milestones defined by the 2012 comprehensive shareholder value creation plan. During 2015, the Company continued to optimize its Electronics operations, progressed the divestiture of its Interiors operations, sold the vast majority of its Climate operations, strengthened the balance sheet and announced plans for significant shareholder returns.

•
Electronics Optimization - Effective July 1, 2014 Visteon acquired substantially all of the global automotive electronics business of Johnson Controls Inc. (the "Electronics Acquisition") for the aggregate purchase price of $299 million, including $31 million of cash and equivalents at the acquired business. The Electronics Acquisition has enhanced Visteon's competitive position in the fast-growing cockpit electronics segment by strengthening its global scale, manufacturing and engineering footprint, product portfolio and customer penetration.

The Company has achieved approximately $70 million in annual cost synergies primarily accomplished through manufacturing and purchasing efficiencies as well as restructuring actions. The Company initiated a restructuring program in 2014 reducing fixed costs including administrative, engineering and manufacturing functions. Through December 31, 2015, the Company had recorded $57 million of restructuring expense in connection with this program, of which approximately $19 million remains accrued at December 31, 2015. Charges for the 2014 initiated program are considered substantially complete. As the Company continues to focus on delivering cost efficiencies, new restructuring actions may be contemplated.

On January 12, 2016, Visteon entered into a share purchase agreement to acquire all shares of AllGo Systems, Inc., USA ("AllGo Systems") for initial consideration of $15 million and contingent consideration of $7 million, expected to close during the first half of 2016. AllGo Systems, is a leading developer of embedded multimedia system solutions to global vehicle manufacturers. The acquisition further strengthens the Company's technological capabilities as it develops the next generation infotainment products.

•
Exit of Interiors Business - On December 1, 2015, Visteon completed the sale and transfer of its equity ownership in Visteon Deutschland GmbH, which operated the Berlin, Germany interiors plant ("Germany Interiors Divestiture") . The Company contributed cash of approximately $141 million, assets of $27 million, and liabilities of $198 million, including pension related liabilities. The Company will make a final contribution payment of approximately $30 million by November 2016 included in the Company's consolidated balance sheet as "Other current liabilities" as of December 31, 2015. The Company recognized a pre-tax loss on divestiture of $105 million related to foreign currency translation and pension benefit plan amounts previously recorded in accumulated other comprehensive loss.

In June 2015, the Company completed the sale of its 12.5% ownership interest in Yangfeng Visteon Jinqiao Automotive Trim Systems Co., Ltd., a Chinese automotive supplier for proceeds of approximately $91 million and recorded a pre-tax gain of $62 million. The sale of this joint venture is a final step of the Company's 2013 Master Agreement (the “Master Agreement”) with Huayu Automotive Systems Company Limited (“HASCO”), Yanfeng Visteon Automotive Trim Systems Co., Ltd. (“Yanfeng”) and Yanfeng Visteon Automotive Electronics Co., Ltd. (“YFVE”) to sell its ownership in interiors related joint ventures, the vast majority of which was completed during the fourth quarter of 2013.

On May 1, 2014, the Company reached an agreement to divest substantially all of its global Interiors business (the "Interiors Divestiture") pursuant to a Master Purchase Agreement, as subsequently amended (the “Purchase Agreement”). Effective November 1, 2014, the Company closed on the majority of the Interiors Divestiture (the "Master Closing"). Subsequent to the Master Closing, the Company completed the sale of Interiors operations in India ("India Closing") on December 1, 2014 and Thailand ("Thailand Closing") on February 2, 2015. Remaining entities subject to the Interiors Divestiture, located in Argentina and Brazil, are expected to close in 2016 and are subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions.

During the year ended December 31, 2015 the Company recorded total losses of $16 million in connection with the Interiors Divestiture. These losses included an impairment loss of $4 million recorded and additional losses of $12 million related to the Interiors Divestiture during the year ended 2015. Additionally, the Company made cash payments of approximately $15 million, including cash balances transferred, in connection with the Master Closing, the India Closing and the Thailand Closing. The Company expects to record additional losses in connection with the remaining transactions closings subject to the Interiors Divestiture in future periods, which are estimated to be approximately $20 million. Additionally, the transaction closing of the remaining operations subject to the Interiors Divestiture may require cash outflows based on purchase price adjustments at the time of closing.

•
Climate Transaction - On June 9, 2015, Visteon completed the sale to Hahn & Co. Auto Holdings Co., Ltd. (“Hahn”) and Hankook Tire Co., Ltd. (“Hankook” and, together with Hahn, the “Purchasers”) of all of its shares of Halla Visteon Climate Control Corporation, a Korean corporation (“HVCC”), for approximately $3.4 billion, or KRW 52,000 per share after adjusting for the 2014 dividend paid by HVCC to Visteon (the “Climate Transaction”), pursuant to and in accordance with the Share Purchase Agreement, dated as of December 17, 2014 (the “Purchase Agreement”), among Visteon and the Purchasers. The Company received net cash proceeds of approximately $2.7 billion and recognized a pre-tax gain of approximately $2.3 billion in connection with the closing of the Climate Transaction in June, 2015.

In connection with the closing of the Climate Transaction, Visteon, HVCC and/or the Purchasers have entered into certain other agreements, including a transition agreement (pursuant to which the parties will provide certain transition services for a specified period following the closing), a remediation agreement (pursuant to which Visteon will provide certain information technology services for a period of time), engineering and support agreements (pursuant to which the parties will support certain operations of the other following the closing), and a letter agreement (pursuant to which Visteon has agreed to repurchase from HVCC certain electronics operations located in India).

•
Strengthen the Balance Sheet - On June 12, 2015, the Company utilized Climate Transaction proceeds to pay down $246 million of term loan principal to reduce aggregate principal amount of Term Loans outstanding to $350 million. In connection with the principal reduction, the 0.25% mandatory quarterly prepayment obligation was considered met, therefore Visteon ceased making quarterly amortization payments.

•
Enhance Shareholder Returns - In connection with the Climate Transaction, the Company expects to return $2.5 billion-$2.75 billion of cash to shareholders through 2016 via a series of actions including buybacks and special distributions.

On June 11, 2015, the Company's board of directors authorized an additional $125 million of share repurchase for a total of $500 million available for share repurchase. On June 15, 2015, the Company entered into an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $500 million. Under the program, the Company paid the financial institution $500 million and received an initial delivery of 3,712,297 shares of common stock, which is approximately 80% of the total number of shares of the Company’s common stock expected to be repurchased under the ASB Agreement based on the closing price of the Company’s common stock on June 15, 2015. In December 2015, the program concluded and the Company received an additional 1,058,965 shares. The final settlement price for all shares delivered under this 2015 ASB program was $104.79.

On December 10, 2015, the Company's board of directors authorized $500 million of share repurchase of its shares of common stock through December 31, 2016. On December 16, 2015, the Company entered into a stock repurchase agreement with a third party financial institution to purchase shares of its common stock complying with the provisions of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934 (“10b5-1 Share Repurchase Program”). The new 10b5-1 Share Repurchase Program is open until March 1, 2016 with the maximum purchase amount of $150 million, net of commissions. Under this program, the third-party financial institution will repurchase the Company’s shares at the prevailing market prices pursuant to specified share price and daily volume limits. As of February  19, 2016,  the Company has paid $84 million to repurchase 1,307,500 of shares at an average price of $64.06.

On December 10, 2015, the Company approved a special distribution of $43.40 per share of its common stock outstanding as of January 15, 2016, or approximately $1.75 billion in the aggregate, payable on January 22, 2016 and classified as "Distribution payable" on the Consolidated Balance Sheet as of December 31, 2015. The special cash distribution was funded from Climate Transaction proceeds.
Global Automotive Industry

The Company conducts its business in the automotive industry, which is capital intensive, highly competitive and sensitive to economic conditions. During 2015 the global automotive industry continued to experience modest global growth. Growth in China production outpaced the overall growth rate in 2015 although at a lower rate than in prior years.  Europe production also increased based on recovering demand in Western Europe which more than offset continued contraction in the East and decreased exports. South America continues to experience a contraction in demand while production in the remaining regions was mixed due to varying economic, political and social factors.

Light vehicle production levels for 2015 by geographic region are provided below (units in millions):

	Light Vehicle Production
	2015	2014	Change
Global	88.6	87.4	1.4%
North America	17.5	17.0	2.9%
South America	3.0	3.8	(21.1)%
Europe	20.9	20.1	4.0%
China	23.9	22.9	4.4%
Japan/Korea	13.2	13.7	(3.6)%
India	3.8	3.6	5.6%
ASEAN	3.8	4.0	(5.0)%

Source: IHS Automotive

Financial Results Summary

Significant aspects of the Company's financial results for the year ended December 31, 2015 include the following.

•
The Company recorded sales of $3,245 million representing an increase of $659 million when compared with the year ended December 31, 2014. The increase was primarily due to the Electronics Acquisition, higher production volumes, and new business, partially offset by unfavorable currency.

•
Gross margin was $430 million or 13.3% of sales for the year ended December 31, 2015 compared to $340 million or 13.1% of sales for the same period of 2014. The increase was primarily attributable to the Electronics Acquisition, increased volumes, and improved cost performance, partially offset by unfavorable currency, a non-recurring pension gain and increased warranty costs.

•
Net income attributable to Visteon was $2,284 million for the year ended December 31, 2015, which included net income from discontinued operations of $2,286 million including the Climate Transaction gain, a gain on sale of non-consolidated affiliates of $62 million, partially offset by a loss on the Germany Divestiture of $105 million, restructuring expense of $36 million, and other expense, net of $25 million. Net loss attributable to Visteon for the year ended December 31, 2014 was $295 million, which included net loss from discontinued operations of $197 million, restructuring expense of $54 million, loss on debt extinguishment of $23 million and other expense, net of $61 million.

•
Total cash and short-term investments, excluding amounts held for sale, were $2,783 million, $2,298 million higher than cash balances of $485 million on December 31, 2014, primarily attributable to the Climate Transaction proceeds. The Company's debt, excluding amounts held for sale, was $384 million, $232 million lower than debt of $616 million at the end of December 31, 2014, primarily attributable to the pay-down of term loan principal. As of December 31, 2015 the Company had $2,399 million of cash and short-term investments in excess of debt.

•
Including discontinued operations, the Company generated $338 million of cash from operating activities for the year ended December 31, 2015, $54 million higher than cash from operating activities of $284 million for the year ended December 31, 2014, as a result of lower working capital use, capitalized engineering recoveries and lower restructuring payments.

•
Cash provided by investing activities of $2,358 million, inclusive of discontinued operations, for the year ended December 31, 2015 was $3,098 million higher than cash used by investing activities of $740 million for the year ended December 31, 2014. The increase was primarily attributable to proceeds from the Climate Transaction of $2,664 million in 2015 and the non-recurrence of business acquisition impacts of $311 million in 2014.

Consolidated Results of Operations - 2015 Compared with 2014

The Company's consolidated results of operations for the years ended December 31, 2015 and 2014 were as follows:

	Year Ended December 31
	2015	2014	Change
	(Dollars in Millions)
Sales	$3,245	$2,586	$659
Cost of sales	2,815	2,246	569
Gross margin	430	340	90
Selling, general and administrative expenses	245	228	17
Restructuring expense	36	54	(18)
Interest expense	19	25	(6)
Interest income	5	4	1
Loss on debt extinguishment	5	23	(18)
Equity in net income of non-consolidated affiliates	7	2	5
Loss on divestiture	105	—	105
Gain on non-consolidated affiliate transactions	62	2	60
Other expense, net	25	61	(36)
Provision for income taxes	27	32	(5)
Net income (loss) from continuing operations	42	(75)	117
Net income (loss) from discontinued operations, net of tax	2,286	(131)	2,417
Net income (loss)	2,328	(206)	2,534
Net income attributable to non-controlling interests	44	89	(45)
Net income (loss) attributable to Visteon Corporation	$2,284	$(295)	$2,579
Adjusted EBITDA*	$282	$177	$105

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

Sales for the year ended December 31, 2015 totaled $3,245 million, which represents an increase of $659 million compared with the same period of 2014. The primary drivers of the sales increase included the Electronics Acquisition effective July 1, 2014 which increased sales by $691 million. Additionally, higher production volumes and new business favorably impacted sales by $199 million. Favorable volumes increased sales in the Electronics segment but this was partially offset by unfavorable volumes in Other, primarily driven by the wind-down of certain South American businesses and the sale of the Germany Interiors facility on December 1, 2015. Currency unfavorably impacted sales by $175 million, primarily attributable to the weakening Euro, Japanese Yen, Brazilian Real, and the Chinese Renminbi. Other reductions of $56 million were associated with customer pricing, net of design savings.

Cost of Sales

Cost of sales increased $569 million for the year ended December 31, 2015 when compared with the same period in 2014. The increase includes $771 million attributable to increased production volumes, including the Electronics Acquisition, as well as changes in product mix, representing the variable nature of material and labor costs. These increases were partially offset by foreign currency which decreased cost of sales by $142 million, attributable to the weakening of the Euro, Japanese Yen, Brazilian Real, and Chinese Renminbi, the non-recurrence of a 2014 pension settlement gain of $25 million and increased warranty costs primarily attributable to three customer actions related to defective supplier parts of $14 million. Additionally, the Company realized $85 million of net efficiencies related to material, design, and usage economics and other costs.

Gross Margin

The Company's gross margin was $430 million or 13.3% of sales for the year ended December 31, 2015 compared to $340 million or 13.1% of sales for the same period of 2014. The $90 million increase in gross margin included $119 million from favorable volumes and mix, including the impacts of the Electronics Acquisition. Gross margin also included favorable net cost performance of $43 million, primarily reflecting material cost efficiencies. These increases were partially offset by $33 million of unfavorable currency, $25 million related to the non-recurrence of a 2014 pension settlement gain and $14 million of increased warranty costs primarily attributable to three customer actions related to defective supplier parts.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $245 million, 7.6% of sales, and $228 million, 8.8% of sales, during the years ended December 31, 2015 and 2014, respectively. The increase of $17 million is attributable to the Electronics Acquisition which increased costs $48 million and lower cost recoveries associated with divested businesses which increased costs $10 million. These increases were partially offset by cost efficiencies and foreign currency impacts.

Restructuring Expense

The Company's restructuring reserves and related activity, including amounts attributable to discontinued operations, is summarized below for the year ended December 31, 2015.

	Electronics	Corporate	Other	Total
	(Dollars in Millions)
December 31, 2014	$30	$—	$9	$39
Expense	36	4	2	42
Reversals	(4)	—	—	(4)
Utilization	(29)	(2)	(3)	(34)
Business divestiture	—	—	(1)	(1)
Foreign currency	(2)	—	(2)	(4)
December 31, 2015	$31	$2	$5	$38

Electronics: In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve annual cost savings through transaction synergies, of approximately $70 million. During the years ended December 31, 2015 and 2014, the Company recorded $20 million and $37 million, respectively, of severance and termination benefits, net of reversals, under this program associated with approximately 1,100 employees. Charges for the program are considered substantially complete. Approximately $19 million remains accrued at December 31, 2015.

During October 2015, the Company announced a restructuring program designed to reduce the workforce at a European Electronics facility. The Company recorded $12 million of severance and termination benefits under this program associated with approximately 100 employees, which remains accrued as of December 31, 2015. The Company expects to record additional restructuring costs related to this program as the underlying plan is finalized.

Corporate: The Company previously announced a restructuring program designed to reduce fixed costs and to improve operational efficiencies by addressing certain under-performing operations. In connection with that program, the Company announced plans to realign its corporate and administrative functions directly to their corresponding operational beneficiary. During the year ended December 31, 2015, the Company recorded $4 million for restructuring expenses, primarily related to severance and termination benefits associated with certain executives. As of December 31, 2015, $2 million remains accrued for this program and charges for the program are considered substantially complete.

Other: Restructuring activities for Other include the following:

•
During 2014, the company announced the closure of a Climate facility located in Quilmes, Argentina. In connection with the closure, the Company recorded $13 million of restructuring expenses, primarily related to severance and termination benefits associated with approximately 270 employees. Approximately $1 million remains accrued at December 31, 2015.

•
Discontinued Operations: Restructuring activities for discontinued operations, included in Other, primarily consist of the following:

•
The Company recorded and paid cash to settle employee severance and termination benefits of $2 million in 2015 associated with approximately 15 employees at the Company's Climate operations in France, under a previously announced program designed to commonize global business systems and processes across its Climate operations for the purpose of reducing costs.

•
During 2014, the Company recorded $5 million of employee severance and termination benefit costs associated with a previously announced plan to restructure three Interiors facilities located in France and made cash payments of approximately $18 million for related employee severance and termination benefits. As of December 31, 2015, approximately $3 million remains accrued for this program.

•
During 2014, the Company announced a plan to further reduce the workforce and related processes at an Interiors operation in Brazil and recorded an additional $3 million for employee severance and termination benefits associated with approximately 50 employees. Approximately $1 million remains accrued as of December 31, 2015.

Utilization represents payments for severance and other employee termination benefits and special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans.

Given the economically sensitive and highly competitive nature of the automotive industry, the Company continues to closely monitor current market factors and industry trends taking action as necessary, including but not limited to, additional restructuring actions. However, there can be no assurance that such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

Interest Expense

Interest expense for the year ended December 31, 2015 of $19 million decreased $6 million when compared to $25 million for the same period of 2014. Interest expense for the year ended December 31, 2015 of $19 million is primarily associated with the Company's Term Facility due April 9, 2021 with original principal of $600 million and prepaid down to $350 million following the Climate Transaction in June 2015. During the year ended December 31, 2014, interest expense of $25 million primarily included interest expense of $10 million associated with the Company's 6.75% Senior Notes which were redeemed in April 2014 and interest expense of $13 million associated with the Company's Term Facility at original principal balance of $600 million.

Interest Income

Interest income was $5 million and $4 million for the years ended December 31, 2015 and 2014, respectively. Interest income for 2015 benefited from the investment of Climate Transaction proceeds received in June 2015, while interest income for 2014 benefited from the investment of Yanfeng divestiture proceeds received at the end of 2013.

Loss on Debt Extinguishment

The Company recorded losses on debt extinguishment of $5 million and $23 million during the years ended December 31, 2015 and 2014, respectively. Loss on debt extinguishment of $5 million during the year ended December 31, 2015 related to the $246 million repayment of the Company's Term Facility, reducing the outstanding aggregate principal $350 million, including unamortized original issue discount, debt fees and other debt costs. Loss on debt extinguishment of $23 million during the year ended December 31, 2014 related to the repayment and redemption of the Company's 6.75% senior notes due April 15, 2019 including premium paid on the redemption and unamortized original issue discount, debt fees and other debt issue costs.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was $7 million and $2 million for the years ended December 31, 2015 and 2014, respectively. The increase was primarily attributable to dividend recognition for a cost basis investment.

Loss on Divestiture

On December 1, 2015, Visteon completed the Germany Interiors Divestiture by contributing cash of approximately $141 million, assets of $27 million, and liabilities of $198 million, including pension related liabilities. The Company will make a final contribution payment of approximately $30 million by November 2016 included in the Company's consolidated balance sheet as "Other current liabilities" as of December 31, 2015. The Company recognized a pre-tax loss on divestiture of $105 million related to foreign currency translation and pension benefit plan amounts previously recorded in accumulated other comprehensive loss.

Gain on Non-Consolidated Affiliates Transactions

During the year ended December 31, 2015, the Company completed the sale of its 12.5% ownership interest in Yanfeng Visteon Jinqiao Automotive Trim Systems Company, Limited, a Chinese automotive interiors supplier, for proceeds of $91 million and recorded a pre-tax gain on sale of $62 million.

During the year ended December 31, 2014, the Company completed the sale of its 50% ownership interest in Duckyang Industry Co., Ltd. ("Duckyang"), a Korean automotive interiors supplier. In connection with the transaction, the Company received total cash of approximately $31 million, including $6 million of dividends. The Company recorded a pre-tax gain of approximately $2 million on this transaction during the year ended December 31, 2014.

Other Expense, Net

Other expense, net consists of the following:

	Year Ended December 31
	2015	2014
	(Dollars in Millions)
Transformation initiatives	$25	$22
Integration costs	14	18
Transaction hedging and exchange (gain) loss	(15)	10
Provision for losses on recoverable taxes	—	8
Impairment and loss on asset contribution	1	3
	$25	$61
The Company recorded transformation costs of $25 million and $22 million for the years ended December 31, 2015 and 2014, respectively, related to financial and advisory services associated with continued execution of its comprehensive shareholder value creation plan and certain severance costs associated with the Electronics Acquisition and the Climate Transaction. Hedging and exchange gains of $15 million and losses of $10 million for the years ended December 31, 2015 and 2014 respectively, relate to the Climate Transaction proceeds and the Germany Interiors Divestiture contribution.

During the years ended December 31, 2015 and 2014, the Company recorded $14 million and $18 million , respectively, of costs to integrate the businesses associated with the Electronics Acquisition. Integration costs incurred were related to re-branding, facility modification, information technology readiness and related professional services.

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

Income Taxes

The Company's provision for income tax was $27 million for year ended December 31, 2015 and reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes, ongoing assessments related to the recognition and measurement of uncertain tax benefits, the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions due to valuation allowances to the extent not offset by other categories of income, and other non-recurring tax items.

The Company's provision for income taxes decreased $5 million for the year ended December 31, 2015 compared with 2014. The decrease included a $9 million year-over-year reduction in unrecognized tax benefits, including interest and penalties, related primarily to favorable audit developments in Asia during the first quarter of 2015, and statute expirations in Europe during 2015, as well as an $18 million income tax benefit on pre-tax U.S. losses from continuing operations. Although the Company maintains a full valuation allowance against net deferred tax assets in the U.S., the level of other categories of income generated in the U.S. during 2015 (primarily related to discontinued operations) resulted in a charge to discontinued operations income tax expense of $18 million with the offsetting benefit recognized in continuing operations, effectively resulting from a reduction in the valuation allowance against deferred tax assets. Other changes in the Company’s deferred tax asset valuation allowances did not materially impact net tax expense during the years ended December 31, 2015 or 2014. These decreases were partially offset by $12 million attributable to overall changes in the mix of earnings and tax rates between jurisdictions, $8 million related to China tax in connection with the sale of Yanfeng Visteon Jinqiao Automotive Trim Systems Company, Limited and $4 million related to the non-recurrence of a tax benefit related to the partial elimination of valuation allowances in Mexico during 2014.

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

Discontinued Operations

The operations subject to the Interiors Divestiture and Climate Transaction met conditions required to qualify for discontinued operations reporting. Accordingly, the results of operations for the Interiors and Climate businesses have been reclassified to Net income (loss) from discontinued operations, net of tax in the Consolidated Statements of Operations for the years ended December 31, 2015 and 2014. Discontinued operations are summarized as follows:

	Year Ended December 31
	2015	2014
	(Dollars in Millions)
Sales	$2,199	$5,757
Cost of sales	2,039	5,239
Gross margin	160	518
Selling, general and administrative expenses	77	194
Gain on Climate Transaction	2,324	—
Long-lived asset impairments	4	190
Loss on interiors divestiture	12	136
Restructuring expense	2	17
Interest expense, net	2	7
Equity in net income of non-consolidated affiliates	6	13
Other expenses	10	25
Income (loss) from discontinued operations before income taxes	2,383	(38)
Provision for income taxes	97	93
Net income (loss) from discontinued operations, net of tax	$2,286	$(131)

On June 9, 2015, Visteon completed the sale of all its shares in HVCC to the Purchasers. The Climate Transaction closed for approximately $3.4 billion, or KRW 52,000 per share after adjusting for the 2014 dividend paid by HVCC to Visteon. The Company received net cash proceeds of approximately $2.7 billion and recognized a pre-tax gain of approximately $2.3 billion in June, 2015.

In connection with the closing of the Climate Transaction, Visteon, HVCC and/or the Purchasers have entered into certain other agreements, including a transition agreement (pursuant to which the parties will provide certain transition services for a specified period following the closing), a remediation agreement (pursuant to which Visteon will provide certain IT services for a period of time), engineering and support agreements (pursuant to which the parties will support certain operations of the other following the closing), and a letter agreement (pursuant to which Visteon has agreed to purchase from HVCC certain electronics operations located in India). Assets and liabilities associated with the Climate Transaction met the "held for sale" criteria during the second quarter ended June 30, 2015 and were classified as such in the Consolidated Balance Sheet.

The gain is summarized below (dollars in millions):

Gross proceeds	(1)	$3,423
Korea withholding tax	(2)	(377)
Professional fees	(3)	(20)
Korea security transaction tax	(4)	(17)
Divested cash balances	(5)	(345)
Net cash provided from investing activities		2,664
Net assets divested, excluding cash balances	(5)	(565)
Information technology separation and service obligations	(6)	(53)
Employee related charges	(7)	(45)
Electronics business repurchase obligation	(8)	(50)
Professional fees	(3)	(4)
Korea withholding tax recoverable	(2)	377
Net gain on Climate Transaction		$2,324

(1) Gross proceeds of $3.423 billion were received in connection with the Climate Transaction, translated at a spot rate of 1121.5 KRW to USD on June 9, 2015. Impacts of related hedging activities and exchange on proceeds conversion into USD are included in the Company's consolidated statements of comprehensive income as "Other expense, net" for the years ended December 31, 2015 and 2014.

(2) In connection with the transaction, the Company recorded a tax recoverable of $377 million for Korean capital gains tax withheld by the Purchasers and paid to the Korean government.  This amount reduced proceeds classified as net cash provided from investing activities within Company's consolidated statements of cash flows for the year ended December 31, 2015.  The Company received the entire amount of the expected capital gains withholding tax in January 2016, amounting to $355 million as adjusted for interest and exchange as the refund was denominated in Korean won. Net exchange and interest impacts are recorded as provision for income taxes within discontinued operations.

(3) Professional fees of $24 million, representing fees paid to financial advisors, were based on a percentage of the gross proceeds, partially offset by previously paid retainer fees of $4 million, for a net payment of $20 million reducing proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the year ended December 31, 2015.

(4) Security transaction taxes of $17 million were remitted to the Korean government as of the transaction close, reducing proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the year ended December 31, 2015.

(5) Net assets of $910 million, including assets, liabilities, accumulated other comprehensive income and non-controlling interests, were divested in connection with the Climate Transaction. Divested assets included $345 million of cash balances, reflected as a reduction of transaction proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the year ended December 31, 2015.

(6) In connection with the Climate Transaction, the Company has entered an agreement pursuant to which Visteon will provide information technology ongoing and separation services for HVCC to fully operate as an independent entity with estimated costs of approximately $53 million. The remaining information technology liability is included in the Company's consolidated balance sheets as "Other current liabilities" as of December 31, 2015.

(7) Employee related charges of $45 million include bonus payments, the Company's assumption of incentive plan liabilities, and impacts of employment change in control provisions. Bonus payments of $30 million are classified in the Company's net cash provided from operating activities within the Company's consolidated statements of cash flows for the year ended December 31, 2015. Amounts remaining to be paid are included in the Company's consolidated balance sheets as "Accrued employee liabilities" as of December 31, 2015.

(8) In connection with the Climate Transaction, the Company has entered an agreement to purchase certain electronics operations located in India, expected to close in 2016 after legal separation and regulatory approvals are met. The Company has recorded a repurchase obligation of $50 million, representing the estimated purchase price of the subject business. The Company continues to consolidate the business, with net assets of approximately $22 million, based on the Company’s continued controlling financial interest.  The Company’s controlling financial interest was evaluated based on continued operating control and obligation to fund losses or benefit from earnings.  The business is included in a legal entity currently owned by HVCC and therefore the Electronics business assets are not available for general corporate purposes.  The repurchase commitment is included in the Company’s consolidated balance sheets as “Other current liabilities” as of December 31, 2015.

Net Income (Loss)

Net income attributable to Visteon was $2,284 million for the year ended December 31, 2015, representing an increase of $2,579 million when compared with net loss attributable to Visteon of $295 million for the year ended December 31, 2014. Net income attributable to Visteon in 2015 included a gain on the Climate Transaction of $2,324 million and a gain on sale of a non-consolidated affiliate of $62 million, partially offset by a loss on the Germany Divestiture of $105 million. Net loss attributable to Visteon was $295 million for the year ended December 31, 2015, including total losses on the Interiors Divestiture of $326 million. Net income (loss) was also impacted by discontinued operations including the timing of the Climate Transaction effective in June of 2015 and the vast majority of the Interiors Divestiture in November of 2014.

Adjusted EBITDA

Adjusted EBITDA (a non-GAAP financial measure, as defined below) was $282 million for the year ended December 31, 2015, representing an increase of $105 million when compared with Adjusted EBITDA of $177 million for the same period of 2014. The increase in Adjusted EBITDA included $86 million of favorable volume and mix, primarily attributable to the Electronics Acquisition. Currency movements unfavorably impacted Adjusted EBITDA for the year ended December 31, 2015 by $23 million, largely related to the weakening Euro, Japanese Yen, Brazilian Real and Chinese Renminbi. Adjusted EBITDA in 2015 was also impacted by selling, general and administrative cost efficiencies of $16 million and material, manufacturing, which more than offset customary customer pricing productivity by $26 million.

Adjusted EBITDA is presented as a supplemental measure of the Company's financial performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company's operating activities across reporting periods. The Company defines Adjusted EBITDA as net income attributable to the Company adjusted to eliminate the impact of depreciation and amortization, restructuring expense, net interest expense, loss on debt extinguishment, equity in net income of non-consolidated affiliates, loss on divestiture, gain on non-consolidated affiliate transactions, other net expense, provision for income taxes, discontinued operations, net income attributable to non-controlling interests, non-cash stock-based compensation expense, pension settlement gains and other non-operating gains and losses. The Company changed its definition of Adjusted EBITDA to exclude net income attributable to non-controlling interests and equity in net income of non-consolidated affiliates as well as the impact of discontinued operations as management believes this measure is most reflective of the operational performance of the Company's operating segments. Accordingly, Adjusted EBITDA for historical periods has been recast in a manner consistent with the Company's new definition.

Adjusted EBITDA is not a recognized term under accounting principles generally accepted in the United States and does not purport to be a substitute for net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and is not intended to be a measure of cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. In addition, the Company uses Adjusted EBITDA (i) as a factor in incentive compensation decisions, (ii) to evaluate the effectiveness of the Company's business strategies and (iii) because the Company's credit agreements use measures similar to Adjusted EBITDA to measure compliance with certain covenants. Adjusted EBITDA, as determined and measured by the Company should not be compared to similarly titled measures reported by other companies. The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2015 and 2014 is as follows:

	Year Ended December 31
	2015	2014	Change
	(Dollars in Millions)
Adjusted EBITDA	$282	$177	$105
Depreciation and amortization	85	70	15
Restructuring expense	36	54	(18)
Interest expense, net	14	21	(7)
Loss on debt extinguishment	5	23	(18)
Equity in net income of non-consolidated affiliates	(7)	(2)	(5)
Loss on divestiture	105	—	105
Gain on non-consolidated affiliate transactions	(62)	(2)	(60)
Other expense, net	25	61	(36)
Provision for income taxes	27	32	(5)
Net (income) loss from discontinued operations, net of tax	(2,286)	131	(2,417)
Net income attributable to non-controlling interests	44	89	(45)
Non-cash, stock-based compensation expense	8	12	(4)
Pension settlement gain	—	(25)	25
Other	4	8	(4)
Net income (loss) attributable to Visteon Corporation	$2,284	$(295)	$2,579

Segment Results of Operations - 2015 compared with 2014

The Company’s chief operating decision making group, comprised of the Chief Executive Officer and Chief Financial Officer, evaluates the performance of the Company’s segments primarily based on net sales, before elimination of inter-company shipments, Adjusted EBITDA (non-GAAP financial measure) and operating assets. During the year ended December 31, 2015, and in connection with the Climate Transaction, the Company classified its previously HVCC owned climate operations as discontinued operations for current and comparable periods. Certain Visteon wholly owned climate facilities with 2015 annual sales of approximately $70 million are subject to future negotiation under the terms of the Share Purchase Agreement and are classified within Other. During the year ended December 31, 2014, operations subject to the Interiors Divestiture met conditions required to qualify for discontinued operations reporting. Certain interiors operations in South America and Europe excluded from the scope of the Interiors Divestiture are classified within Other.

The Company's operating structure is organized into two global product groups - Electronics and Other. These global product groups have financial and operating responsibility over the design, development and manufacture of the Company's product portfolio. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment. The Company's two reportable segments are as follows:

•
Electronics - The Company's Electronics segment provides vehicle cockpit electronics products to customers, including audio systems, information displays, instrument clusters, head up displays, infotainment systems, and telematics solutions.

•
Other - Other includes entities located in Europe previously associated with the Interiors business but not subject to the Interiors Divestiture. Other also includes entities in South America and South Africa previously associated with the Climate business but not subject to the Climate Transaction.

Sales

	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
December 31, 2014	$2,386	$251	$(51)	$2,586
Volume and mix	240	(77)	36	199
Currency	(156)	(19)	—	(175)
Electronics Acquisition	691	—	—	691
Other	(54)	(2)	—	(56)
December 31, 2015	$3,107	$153	$(15)	$3,245

Electronics sales increased during the year ended December 31, 2015 by $721 million. The largest driver of the sales increase was attributable to the Electronics Acquisition, representing $691 million of the increase. Higher production volumes, primarily in Asia and Europe, increased sales by $240 million. Unfavorable currency, primarily related to the Euro, Japanese Yen, and Chinese Renminbi decreased sales by $156 million. Other changes, totaling $54 million, reflected customer pricing net of design changes.

Other sales decreased during the year ended December 31, 2015 by $98 million, including unfavorable volume and product mix of $77 million primarily reflecting the wind down of certain South America businesses and the sale of the Germany Interiors facility on December 1, 2015. Unfavorable currency, primarily related to the Euro and Brazilian Real, was $19 million.

Cost of Sales

	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
December 31, 2014	$2,062	$235	$(51)	$2,246
Material	474	(46)	36	464
Freight and duty	9	(10)	—	(1)
Labor and overhead	28	(24)	—	4
Engineering	40	(1)	—	39
Depreciation and amortization	18	(7)	—	11
Other	35	17	—	52
December 31, 2015	$2,666	$164	$(15)	$2,815

Substantially all of the increases in Electronics cost of sales are attributable to the Electronic Acquisition effective July 1, 2014.

Net engineering costs are comprised of gross engineering expenses related to forward model program development and advanced engineering activities, partially offset by engineering cost recoveries from customers. Electronics gross engineering expenses were $376 million for the year ended December 31, 2015, an increase of $75 million compared to the same period of 2014. Engineering recoveries were $82 million for the year ended December 31, 2015, an increase of $35 million compared to the same period of 2014. Engineering cost recoveries can fluctuate period to period depending on underlying contractual terms and conditions and achievement of related development milestones.

Other cost of sales decreased year over year, primarily related to a $46 million reduction in material costs, a $10 million reduction in freight costs, and a $24 million reduction in labor and overhead costs, reflecting lower production volumes related to the wind down for certain programs in South America and the sale of the Germany Interiors facility on December 1, 2015. Cost of sales in Other also increased $17 million driven by the non-recurrence of a $12 million tax settlement in Brazil and the non-recurrence of a $7 million pension settlement gain.

Adjusted EBITDA

Adjusted EBITDA by segment for the years ended December 31, 2015 and 2014 is presented in the table below.

	Year Ended December 31
	2015	2014	Change
	(Dollars in Millions)
Electronics	$348	$221	$127
Other	(12)	6	(18)
Total segment Adjusted EBITDA	336	227	109
Reconciling Item:
Corporate	(54)	(50)	(4)
Total consolidated Adjusted EBITDA	$282	$177	$105

Changes in Adjusted EBITDA by segment are presented in the table below.

	Electronics	Other	Total
	(Dollars in Millions)
December 31, 2014	$221	$6	$227
Volume and mix	93	(7)	86
Currency	(18)	(5)	(23)
Other	52	(6)	46
December 31, 2015	$348	$(12)	336
Reconciling Item:
Corporate			(54)
Total			$282

Electronics Adjusted EBITDA increased $127 million for the year ended December 31, 2015 when compared to the same period of 2014. Higher volumes, including the Electronics Acquisition, new business, and favorable product mix, increased Adjusted EBITDA by $93 million. Currency, largely related to the Euro, Japanese Yen and Chinese Renminbi, had an unfavorable impact of $18 million. Other net cost efficiencies of $52 million include $53 million of material, design, and manufacturing costs, $13 million of selling, general, and administrative cost efficiencies, partially offset by $14 million of one time warranty costs.

Other Adjusted EBITDA for the year ended December 31, 2015 decreased by $18 million compared to the same period of 2014. The decrease was partially explained by the non-recurrence of a $12 million Brazil tax settlement in 2014. The additional decrease is attributable to lower production volumes, the Germany Interiors facility sale on December 1, 2015, and unfavorable currency.

Consolidated Results of Operations - 2014 Compared with 2013

The Company's consolidated results of operations for the years ended December 31, 2014 and 2013 were as follows:

	Year Ended December 31
	2014	2013	Change
	(Dollars in Millions)
Sales	$2,586	$1,724	$862
Cost of sales	2,246	1,529	717
Gross margin	340	195	145
Selling, general and administrative expenses	228	175	53
Restructuring expense	54	21	33
Interest expense	25	36	(11)
Interest income	4	1	3
Loss on debt extinguishment	23	2	21
Equity in net income of non-consolidated affiliates	2	202	(200)
Gain on non-consolidated affiliate transactions	2	470	(468)
Other expense, net	61	23	38
Provision for income taxes	32	56	(24)
Net (loss) income from continuing operations	(75)	555	(630)
Net (loss) income from discontinued operations, net of tax	(131)	220	(351)
Net (loss) income	(206)	775	(981)
Net income attributable to non-controlling interests	89	85	4
Net (loss) income attributable to Visteon Corporation	$(295)	$690	$(985)
Adjusted EBITDA*	$177	$81	$96

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

Sales for the year ended December 31, 2014 totaled $2,586 million, which represents an increase of $862 million compared with the same period of 2013. The primary drivers of the sales increase included the Electronics Acquisition effective July 1, 2014 and the acquisition of a controlling ownership interest in YFVE effective November 7, 2013, which increased sales by $665 million and $291 million, respectively. Additionally, volumes and product mix unfavorably impacted sales by $45 million. Favorable volumes increased sales in the Electronics segment but this was more than offset by unfavorable volumes in Other, primarily driven by the wind-down of certain South American businesses. Currency unfavorably impacted sales by $32 million, primarily attributable to the weakening Indian Rupee, Thai Baht, Argentine Peso and the Brazilian Real. Other reductions of $17 million were associated with customer pricing, net of design savings.

Cost of Sales

Cost of sales increased $717 million for the year ended December 31, 2014 when compared with the same period in 2013. The increase includes $762 million attributable to increased production volumes, including the Electronics Acquisition and the acquisition of a controlling ownership interest in YFVE, as well as changes in product mix, representing the variable nature of material and labor costs. Engineering costs increased $12 million, supporting growth in the Electronics segment. These increases were partially offset by foreign currency which decreased cost of sales by $8 million, attributable to the weakening of the Indian Rupee, Thai Baht, Argentine Peso and the Brazilian Real. Additionally, the Company realized $49 million of net efficiencies related to material, design, and usage economics and other costs, including a pension settlement gain of $25 million.

Gross Margin

The Company's gross margin was $340 million or 13.1% of sales for the year ended December 31, 2014 compared to $195 million or 11.3% of sales for the same period of 2013. The increase in gross margin included $149 million from favorable volumes and mix, including the impacts of the Electronics Acquisition and the acquisition of a controlling ownership interest in YFVE. Gross margin also included favorable net cost performance of $32 million, primarily reflecting material cost efficiencies and a pension settlement gain of $25 million. These increases were partially offset by $24 million of unfavorable currency and $12 million in increased engineering costs to support future growth.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $228 million or 8.8% of sales and $175 million or 10.2% of sales during the years ended December 31, 2014 and 2013, respectively. The increase of $53 million is primarily driven by the Electronics Acquisition and the acquisition of a controlling ownership interest in YFVE. Additional increases included $9 million from the non-recurrence of cost recoveries associated with divested businesses, partially offset by cost efficiencies.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates totaled $2 million and $202 million for the years ended December 31, 2014 and 2013, respectively, representing a decrease of $200 million, as a result of the divestiture of Yanfeng. Equity in net income of non-consolidated affiliates for the year ended December 31, 2013 includes $27 million representing Visteon's 50% equity interest in a non-cash gain recorded by Yanfeng. The gain resulted from the deconsolidation of YFVE pursuant to Visteon's November 2013 step acquisition to acquire a controlling 51% ownership interest in YFVE. In connection with the deconsolidation, Yanfeng recorded its retained non-controlling interest in YFVE at fair value, which exceeded the carrying value of net assets deconsolidated.

The following table presents summarized statement of operations data for the Company’s non-consolidated affiliates representing 100% of the results of operations of such non-consolidated affiliates.

	December 31, 2013
	Net Sales	Gross Margin	Net Income
	(Dollars in Millions)
Yanfeng	$8,089	$1,160	$334
All other	864	40	64
	$8,953	$1,200	$398

Yanfeng net income for the year ended December 31, 2013 includes approximately $54 million associated with non-cash gains.

Restructuring Expense

The Company's restructuring reserves and related activity, including amounts attributable to discontinued operations, are summarized below for the year ended December 31, 2014.

	Electronics	Corporate	Other	Total
	(Dollars in Millions)
December 31, 2013	$—	$3	$26	$29
Expenses	37	1	33	71
Utilization	(6)	(4)	(46)	(56)
Business divestiture	—	—	(3)	(3)
Exchange	(1)	—	(1)	(2)
December 31, 2014	$30	$—	$9	$39

Electronics: In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve cost savings through transaction synergies. During the year ended December 31, 2014, the Company recorded $37 million of severance and termination benefits associated with approximately 600 employees. Approximately $30 million remains accrued at December 31, 2014.

Other: Restructuring activities for Other include the following:

•
During 2014, the Company announced the closure of a Climate facility located in Quilmes, Argentina. In connection with the closure, the Company recorded $13 million of restructuring expenses, primarily related to severance and termination benefits associated with approximately 270 employees. Approximately $1 million remains accrued at December 31, 2014.

•
During 2014, the Company also announced the closure of a Climate facility located in Port Elizabeth, South Africa. In connection with the closure, the Company recorded and paid $2 million of restructuring expenses, primarily related to severance and termination benefits associated with approximately 90 employees.

Discontinued Operations: Restructuring activities for discontinued operations, included in Other, primarily consist of the following:

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

•
In connection with the reorganization of the Company's Climate operations in France, the Company recorded and paid cash to settle employee severance and termination benefits of $3 million associated with approximately 20 employees under a previously announced program designed to commonize global business systems and processes across its Climate operations for the purpose of reducing costs.

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

Interest Expense

Interest expense for the year ended December 31, 2014 of $25 million decreased $11 million when compared to $36 million for the same period of 2013. The decrease includes $20 million attributable to repayments and ultimate settlement of the Company's 6.75% Senior Notes due April 15, 2019 effective May 9, 2014 and $5 million for lower commitment fees and amortization of debt issuance costs, partially offset by $13 million associated with a new $600 million term facility entered April 9, 2014.

Interest Income

Interest income of $4 million for the year ended December 31, 2014 increased by $3 million when compared to $1 million for the same period of 2013 primarily due to higher average cash balances.

Loss on Debt Extinguishment

The Company recorded losses on debt extinguishment of $23 million and $2 million during the years ended December 31, 2014 and 2013, respectively, related to the repayment and redemption of the Company's 6.75% senior notes due April 15, 2019 including premium paid on the redemption and unamortized original issue discount, debt fees and other debt issue costs.

Gain on Non-Consolidated Affiliate Transactions

In April 2014, the Company completed the sale of its 50% ownership interest in Duckyang, a Korean automotive interiors supplier. In connection with the transaction, the Company received total cash of approximately $31 million, including $6 million of dividends. The Company recorded a pre-tax gain of approximately $2 million on this transaction during the year ended December 31, 2014.

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

Other Expense, Net

Other expense, net consists of the following:

	Year Ended December 31
	2014	2013
	(Dollars in Millions)
Transformation costs	$22	$25
Integration costs	18	—
Transaction hedging and exchange loss	10	—
Provision for losses on recoverable taxes	8	—
Loss on asset contribution	3	—
UK Administration recovery	—	(2)
	$61	$23
The Company recorded transformation costs of $22 million and $25 million for the years ended December 31, 2014 and 2013, respectively, related to financial and advisory services associated with continued execution of its comprehensive shareholder value creation plan, including fees associated with the Electronics Acquisition and the Yanfeng Transactions.

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

Income Taxes

The Company's provision for income tax was $32 million for year ended December 31, 2014 reflects income tax expense related to those countries where the Company is profitable, accrued withholding taxes, ongoing assessments related to the recognition and measurement of uncertain tax benefits, the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions due to valuation allowances, and other non-recurring tax items.

The Company's provision for income taxes decreased $24 million for the year ended December 31, 2014 compared with 2013. The decrease included $51 million related to the non-recurrence of China tax associated with the gain on the Yanfeng transactions in 2013, $12 million lower withholding taxes, and $4 million decrease in year-over-year tax benefits resulting from the elimination of valuation allowances. These decreases were partially offset by $34 million attributable to the non-recurrence of tax benefits associated with audit closures in 2013 related to reevaluating transfer pricing exposures in Europe and the United States, $3 million associated with non-recurrence of favorable tax law changes in 2013, and $6 million attributable to overall changes in the mix of earnings and tax rates between jurisdictions. Other changes in the Company’s deferred tax asset valuation allowances did not materially impact net tax expense during the years ended December 31, 2014 or 2013.

Visteon's emergence from bankruptcy in 2010 resulted in a change of ownership within the meaning of IRC Sections 382 and 383, causing the use of Visteon's pre-emergence U.S. federal NOL and various other tax attributes to be limited in the post-emergence period. However, NOLs and other tax attributes generated in the post emergence period are generally not limited by the emergence from bankruptcy, but could be limited if there is a subsequent change of ownership. If the Company were to have another change of ownership within the meaning of IRC Sections 382 and 383, its post-emergence NOL and other tax attributes could be limited to an amount equal to its market capitalization at the time of the subsequent ownership change multiplied by the federal long-term tax exempt rate. The Company cannot provide any assurance that such an ownership change will not occur, in which case the availability of the Company's NOLs and other tax attributes could be significantly limited or possibly eliminated. In order to continue to protect the Company's pre and post-emergence period tax attributes and reduce the likelihood that the Company will experience an additional ownership change, once the Company's market capitalization falls below $1.5 billion Board of Director approval is required should a person or group become a 5-percent shareholder and/or an existing 5-percent shareholder intend to increase its ownership interest.

Discontinued Operations

The operations subject to the Interiors Divestiture and Climate Transaction met conditions required to qualify for discontinued operations reporting. Accordingly, the results of operations for the Interiors and Climate businesses have been reclassified to Net income (loss) from discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013. Discontinued operations are summarized as follows:

	Year Ended December 31
	2014	2013
	(Dollars in Millions)
Sales	$5,757	$5,715
Cost of sales	5,239	5,226
Gross margin	518	489
Selling, general and administrative expenses	194	192
Long-lived asset impairments	190	—
Loss on interiors divestiture	136	—
Restructuring expense	17	18
Interest expense, net	7	4
Equity in net income of non-consolidated affiliates	13	11
Other expense	25	15
(Loss) income from discontinued operations before income taxes	(38)	271
Provision for income taxes	93	51
Net (loss) income from discontinued operations, net of tax	$(131)	$220

Net Income (Loss)

Net loss attributable to Visteon was $295 million for the year ended December 31, 2014, including total losses on the Interiors Divestiture of $326 million and equity in net income of non-consolidated affiliates of $2 million, compared to a net income of $690 million for the same period of 2014, including $465 million of gain on the Yanfeng transactions and equity in net income of non-consolidated affiliates of $202 million. Adjusted EBITDA (a non-GAAP financial measure, as defined below) was $177 million for the year ended December 31, 2014, representing an increase of $96 million when compared with Adjusted EBITDA of $81 million for the same period of 2013. The increase in Adjusted EBITDA included $110 million of favorable volume and mix, primarily attributable to the Electronics Acquisition and the acquisition of a controlling ownership interest in YFVE. Currency movements unfavorably impacted Adjusted EBITDA for the year ended December 31, 2014 by $24 million, largely related to the weakening Indian Rupee, Thai Baht, Argentine Peso and the Brazilian Real. Adjusted EBITDA in 2014 was also impacted by higher material, manufacturing and other cost efficiencies, which more than offset customary customer pricing productivity and increased engineering costs to support future growth.

Adjusted EBITDA is presented as a supplemental measure of the Company's financial performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company's operating activities across reporting periods. The Company defines Adjusted EBITDA as net income attributable to the Company adjusted to eliminate the impact of depreciation and amortization, restructuring expense, net interest expense, loss on debt extinguishment, equity in net income of non-consolidated affiliates, gain on non-consolidated affiliate transactions, other net expense, provision for income taxes, discontinued operations, net income attributable to non-controlling interests, non-cash stock-based compensation expense, pension settlement gains and other non-operating gains and losses. The Company changed its definition of Adjusted EBITDA to exclude net income attributable to non-controlling interests and equity in net income of non-consolidated affiliates as well as the impact of discontinued operations as management believes this measure is most reflective of the operational performance of the Company's operating segments. Accordingly, Adjusted EBITDA for historical periods has been recast in a manner consistent with the Company's new definition.

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

	Year Ended December 31
	2014	2013	Change
	(Dollars in Millions)
Adjusted EBITDA	$177	$81	$96
Depreciation and amortization	70	41	29
Restructuring expense	54	21	33
Interest expense, net	21	35	(14)
Loss on debt extinguishment	23	2	21
Equity in net income of non-consolidated affiliates	(2)	(202)	200
Gain on non-consolidated affiliate transactions	(2)	(470)	468
Other expense, net	61	23	38
Provision for income taxes	32	56	(24)
Net income (loss) from discontinued operations, net of tax	131	(220)	351
Net income attributable to non-controlling interests	89	85	4
Non-cash, stock-based compensation expense	12	16	(4)
Pension settlement gain	(25)	—	(25)
Other	8	4	4
Net (loss) income attributable to Visteon Corporation	$(295)	$690	$(985)

Segment Results of Operations - 2014 compared with 2013

Sales

	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
December 31, 2013	$1,455	$345	$(76)	$1,724
Volume and mix	15	(85)	25	(45)
Currency	(15)	(17)	—	(32)
Electronics Acquisition	665	—	—	665
YFVE consolidation	291	—	—	291
Other	(25)	8	—	(17)
December 31, 2014	$2,386	$251	$(51)	$2,586
Electronics sales increased during the year ended December 31, 2014 by $931 million. The largest drivers of the sales increase were attributable to the Electronics Acquisition and the acquisition of a controlling interest in YFVE. Higher production volumes, primarily in Asia, increased sales by $15 million. Unfavorable currency, primarily related to the Japanese Yen and Indian Rupee decreased sales by $15 million. Other changes, totaling $25 million, reflected customer pricing net of design changes.

Other sales decreased during the year ended December 31, 2014 by $94 million, including unfavorable volume and product mix of $85 million primarily reflecting the wind down of certain South America businesses. Unfavorable currency, primarily related to the Argentine Peso and Brazilian Real, was $17 million.

Cost of Sales

	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
December 31, 2013	$1,295	$310	$(76)	$1,529
Material	532	(38)	25	519
Freight and duty	19	(6)	—	13
Labor and overhead	87	(14)	—	73
Engineering	112	(1)	—	111
Depreciation and amortization	20	3	—	23
Other	(3)	(19)	—	(22)
December 31, 2014	$2,062	$235	$(51)	$2,246
Substantially all of the increases in Electronics cost of sales are attributable to the Electronic Acquisition effective July 1, 2014 and the acquisition of a controlling interest in YFVE with effect from November 2013.

Other cost of sales decreased year over year, primarily related to a $38 million reduction in material costs, a $6 million reduction in freight costs, and a $14 million reduction in labor and overhead costs, reflecting lower production volumes related to the wind down for certain programs in South America. Cost of sales in Other also decreased $19 million driven by a $12 million tax settlement in Brazil and a pension settlement gain.

Adjusted EBITDA

Adjusted EBITDA by segment for the years ended December 31, 2014 and 2013 is presented in the table below.

	Year Ended December 31
	2014	2013	Change
	(Dollars in Millions)
Electronics	$221	$121	$100
Other	6	19	(13)
Total Segment Adjusted EBITDA	227	140	87
Reconciling Item:
Corporate	(50)	(59)	9
Total consolidated	$177	$81	$96

Changes in Adjusted EBITDA by segment are presented in the table below.

	Electronics	Other	Total
	(Dollars in Millions)
December 31, 2013	$121	$19	$140
Volume and mix	127	(17)	110
Currency	(11)	(13)	(24)
Other	(16)	17	1
December 31, 2014	$221	$6	227
Reconciling Item:
Corporate			(50)
Total			$177
Electronics Adjusted EBITDA increased $100 million for the year ended December 31, 2014 when compared to the same period of 2014. Higher volumes, including the Electronics Acquisition, the acquisition of a controlling interest in YFVE, and favorable product mix, increased Adjusted EBITDA by $127 million. Currency, largely related to the Japanese Yen and Brazilian Real, had an unfavorable impact of $11 million. Other reductions of $16 million reflected customer pricing and higher engineering costs to support future growth partially offset by material, design and other cost efficiencies.

Other Adjusted EBITDA for the year ended December 31, 2014 decreased by $13 million compared to the same period of 2014 due to lower production volumes and a weaker Argentine Peso and Brazilian Real. A $12 million tax settlement in Brazil and net cost efficiencies were partial offsets.

Liquidity

Overview

The Company’s primary liquidity needs are related to the funding of general business requirements, including working capital requirements, capital expenditures, debt service, employee retirement benefits and restructuring actions. To the extent the Company generates discretionary cash flow, it will be evaluated for and may be used for optional prepayments of existing indebtedness, strategic acquisitions, additional share repurchases or shareholder distributions, and/or general corporate purposes.

The Company's primary sources of liquidity are cash flows from operations, existing cash balances, asset sales, and borrowings under available credit facilities, if necessary. A portion of the Company's cash flows from operations are generated outside of the U.S. Accordingly, the Company utilizes a combination of cash repatriation strategies, including dividends, royalties, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet obligations globally. The Company’s ability to access funds from its subsidiaries using these repatriation strategies is subject to, among other things, customary regulatory and statutory requirements and contractual arrangements including joint venture agreements and local debt agreements. Additionally, such repatriation strategies may be adjusted or modified as the Company continues to, among other things, rationalize its business portfolio and cost structure.

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

Credit Facilities

On April 9, 2014, the Company entered into a new credit agreement, which provides for (i) delayed draw term loans in an aggregate principal amount of $600 million that mature on April 9, 2021, and (ii) a $200 million revolving credit facility that matures on April 9, 2019. Up to $75 million of the Revolving Facility is available for the issuance of letters of credit, and any such issuance of letters of credit will reduce the amount available for loans under the Revolving Facility. Up to $20 million of the Revolving Facility is available for swing line advances, and any such swing line advances will reduce the amount available for loans under the Revolving Facility. The Company may request increases in the limits under the Term Facility and the Revolving Facility and may request the addition of one or more term loan facilities under the Credit Agreement. The facilities were rated as BB- and B1 by S&P and Moody's, respectively. On June 23, 2014, the Company drew the $600 million term loan. During 2014, the Company made the required mandatory quarterly repayments of 0.25% of the initial term loan totaling $3 million. As of December 31, 2015, $346 million face value was outstanding under the Term Facility, and there were no outstanding borrowings under the Revolving Facility.

The Company executed an Amendment to the Credit Agreement on March 25, 2015. The Amendment, among other things, provides for certain modifications to the Credit Agreement to permit Visteon’s sale of its ownership interest in HVCC and otherwise to update the Credit Agreement to account for HVCC no longer being a subsidiary of Visteon following the Climate Transaction. Under the Amendment, Term Lenders agreed to waive that 100% of the Net Cash Proceeds received by the Borrower or any of its Restricted Subsidiaries from the Climate Transaction be used to prepay the Term Loans so long as such Net Cash Proceeds are used to prepay the Term Loans within five Business Days of the receipt of such Net Cash Proceeds in an amount sufficient to reduce the aggregate principal amount of Term Loans outstanding after giving effect to such prepayment to no more than $350 million. In association with the Amendment, the facilities were upgraded to BB and Ba3 by S&P and Moody's, respectively.

Visteon consummated the Climate Transaction on June 9, 2015 and subsequently paid down $246 million term loan principal on June 12, 2015 to reduce aggregate principal amount of Term Loans outstanding to $350 million. In connection with the principal reduction, the 0.25% mandatory quarterly prepayment obligation was considered met, therefore Visteon ceased making quarterly amortization payments.

Availability under outstanding affiliate credit facilities as of December 31, 2015 is approximately $19 million. Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. At December 31, 2015, the Company's corporate credit ratings were B1 by Moody's with a stable outlook and B+ by S&P with a positive outlook.

Cash and Short-Term Investment Balances

As of December 31, 2015, the Company had total cash and short-term investments of $2,784 million, including $1 million of cash held for sale and $8 million of restricted cash. Cash balances totaling $285 million, including $1 million of cash held for sale were located in foreign-owned entities. The Company has provided for taxes on a significant portion of this cash as it is not deemed to be permanently reinvested for funding ongoing operations outside of the U.S.

Climate Transaction

On June 9, 2015, Visteon completed the sale of all its shares in HVCC to the Purchasers. The Climate Transaction closed for approximately $3.4 billion, or KRW 52,000 per share after adjusting for the 2014 dividend paid by HVCC to Visteon, pursuant to and in accordance with the Purchase Agreement, dated as of December 17, 2014, among Visteon and the Purchasers. The Company received net cash proceeds of approximately $2.7 billion and recognized a pre-tax gain of approximately $2.3 billion in connection with the the closing of the Climate Transaction in June, 2015.

In conjunction with the closing, the Company announced its intention to return a portion of the Climate Transaction proceeds to stockholders, ranging from approximately $2.5 billion to $2.75 billion, through a structured series of actions including repurchases of common stock and/or a special distribution, and intends to use the remaining proceeds from the Climate Transaction for general corporate purposes, which may include investments in restructuring and strategic investments to support the continued expansion of the vehicle cockpit electronics business.

As of December 31, 2015 the remaining Climate Transaction proceeds are invested in a diversified portfolio of cash and cash equivalents, money market funds, commercial paper and time deposits. The recorded value of such accounts approximates fair value based on the nature of the investment.

In connection with the Climate Transaction, the Company entered an agreement to purchase certain electronics operations located in India, expected to close in 2016 after legal separation and regulatory approvals are met. The Company has recorded a repurchase commitment of $50 million, representing the estimated purchase price of the subject business.

The Company recorded a tax receivable of $364 million as of December 31, 2015, adjusted for exchange and interest impacts, for Korean capital gains tax withheld by the Purchasers and paid to the Korean government. The Company received $355 million of the Korean capital gains withholding tax in January 2016, representing the entire amount of the expected Korean capital gains tax refund as received in Korean won, including interest and exchange impacts. Also in connection with the Climate Transaction, the Company withdrew its appeals related to the alleged underpayment of withholding tax on dividends paid from its former Korean affiliates through 2012 and eliminated the various income tax refund claims previously recorded at the Climate legal entities.
The Company recorded anticipated U.S. income tax of $26 million, related to the gain on sale, which represents the net amount of U.S. tax after the utilization of available net operating loss carry-forwards and other tax attributes. Of this amount, $14 million represents the current U.S. income tax liability, expected to be paid in March 2016, and $12 million represents the amount associated with uncertain tax positions for which the Company is unable to make a reasonable estimate for the period in which this amount may become due.
Germany Interiors Divestiture

On December 1, 2015, Visteon completed the Germany Interiors Divestiture by contributing cash of approximately $141 million, assets of $27 million, and liabilities of $198 million, including pension related liabilities. The Company will make a final contribution payment of approximately $30 million by November 2016 included in the Company's consolidated balance sheet as "Other current liabilities" as of December 31, 2015. The Company recognized a pre-tax loss on divestiture of $105 million related to foreign currency translation and pension benefit plan amounts previously recorded in accumulated other comprehensive loss.

Interiors Divestiture

In connection with the Interiors Divestiture and November 1, 2014 Master Closing, the Company agreed to provide a $56 million revolving credit facility to the buyer, which was to be reduced as transactions related to customer purchase order changes were effected increasing the backing of the buyer implemented factoring facility. the seller backed facility was subsequently reduced.

The seller-backed facility obligation can also be reduced if the buyer adds working capital facilities in Russia and Thailand. Draws under this seller-backed facility will only be available if certain of the external credit facilities are fully drawn, and any draws on the seller-backed facility generally must be repaid prior to the repayment of the external credit facilities. The seller-backed facility has a maturity of three years, an interest rate of Libor plus 5% and a default rate of interest for any interest and/or principal payment defaults. As of December 31, 2015, there were no draws on this facility, and the amount of the facility was $39 million.

In connection with the Interiors Divestiture, the Company completed the sale of Interiors operations in Thailand on February 2, 2015. Additionally, the Company expects the Argentina and Brazil portions of the Interiors Divestiture to close during 2016, delayed due to the ability to obtain all regulatory permits. These remaining transactions are subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions. The Company expects to record losses in connection with the Argentina and Brazil portions of the Interiors Divestiture in future periods upon closing, which are estimated to be approximately $20 million.

Distribution

On December 9, 2015, the Company approved a special distribution of $43.40 per share of its common stock outstanding as of January 15, 2016, or approximately $1.75 billion in the aggregate, payable on January 22, 2016, consistent with its previously announced plans to return a portion of the Climate Transaction proceeds to stockholders, ranging from approximately $2.5 billion to $2.75 billion, through a structured series of actions including repurchases of common stock and/or a special distribution.

Approximately $1.74 billion of the Company's cash equivalents and short-term investments, including the separately managed accounts, have been liquidated on or about January 19, 2016 to fund the special distribution paid on January 22, 2016.

Share Repurchase Program

On May 8, 2014, the Company announced an ASB program with a third-party financial institution to repurchase shares of common stock for an aggregate purchase price of $500 million. Under the program, the Company paid the financial institution $500 million and received an initial delivery of 3,394,157 shares of common stock using a reference price of $92.07, and an additional delivery of 1,129,001 shares of common stock following the conclusion of the hedge period which determined a certain minimum amount of shares guaranteed under a portion of the program that had a maximum per share price of $100.54. On October 15, 2014, the capped portion of the program concluded, and the Company received an additional 112,269 shares. The final settlement price for all shares delivered under the capped portion of the program was $96.19. On May 1, 2015, the uncapped portion of the program concluded, with an additional delivery of 534,214 shares at an volume weighted average price of the uncapped portion less discount was $97.25.

On June 11, 2015, the Company's board of directors authorized an additional $125 million of share repurchase for a total of $500 million available for share repurchase. On June 15, 2015, the Company entered into another ASB program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $500 million. Under the program, the Company paid the financial institution $500 million and received an initial delivery of 3,712,297 shares of common stock, which is approximately 80% of the total number of shares of the Company’s common stock expected to be repurchased under the ASB Agreement based on the closing price of the Company’s common stock on June 15, 2015. The final number of shares to be repurchased was based on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the transaction, less an agreed discount and subject to adjustments pursuant to the terms and conditions of the ASB Agreement. The final settlement of the transaction under the ASB Agreement occurred on December 31, 2015 with delivery of 1,058,965 shares at average price of $104.79 based on the volume weighted average price less the agreed discount.

On December 9, 2015, the Company's board of directors authorized a share repurchase program to repurchase up to $500 million of its shares of common stock through December 31, 2016. On December 16, 2015, the Company entered into a forward starting 10b5-1 program to purchase stock on the open market between January 26, 2016 and March 1, 2016 based on a pre-determined pricing grid based upon the stock's ex-distribution price and capped at $150 million. As of February 19, 2016, the Company has paid $84 million to repurchase 1,307,500 shares at an average price of $64.06.

The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

Restructuring
At December 31, 2015, the Company had restructuring accruals totaling $38 million, including amounts associated with discontinued operations, which are expected to be settled in cash during 2016. The Company commenced a restructuring program during 2014 designed to achieve annual cost savings of approximately $70 million by the end of 2016 through synergies associated with the Electronics Acquisition. Approximately $57 million has been recorded under this program through the year ended December 31, 2015. Charges for the program are considered substantially complete and $19 million remains accrued at December 31, 2015.

During October 2015, the Company announced a restructuring program designed to reduce the workforce at a European Electronics facility. The Company recorded $12 million of severance and termination benefits under this program associated with approximately 100 employees, which remains accrued as of December 31, 2015. The Company expects to record additional restructuring costs related to this program as the underlying plan is finalized.

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

Other

On January 12, 2016 Visteon entered into a share purchase agreement to acquire all shares of AllGo Systems for consideration of approximately $15 million at close and $7 million of additional contingent consideration, expected to close during the first half of 2016. AllGo Systems is a leading developer of embedded multimedia system solutions to global vehicle manufacturers.

Cash contributions to non-U.S. retirement plans, excluding those held for sale, are expected to be $8 million during 2016 and cash contributions to U.S. retirement plans are expected to be $4 million during 2016. Estimated cash contributions for 2017 through 2019, under current regulations and market assumptions are approximately $39 million.

During 2012, Brazilian tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) of approximately $11 million, adjusted for currency impacts, related to the sale of its chassis business to a third party. During 2013, after attempts to reopen an appeal of the administrative decision failed, Sistemas opened a judicial proceeding against the government to address the notice which required a deposit in the amount of the assessment in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. In December 2015, the Portuguese tax authorities refunded $5 million related to an outstanding claim from 2000 representing the entire amount of the claim, including $2 million of interest recorded as income tax benefit from continuing operations. These appeal payments in Brazil, as well as income tax refund claims associated with other jurisdictions, total $12 million as of December 31, 2015, and are included in Other non-current assets on the consolidated balance sheet.

In January, 2016 Visteon loaned a subsidiary of Yanfeng Visteon Electronics (China) Investment Co., Ltd., a non-consolidated affiliate, approximately $8 million, expected to be repaid within five years.
Cash Flows

Operating Activities
Including discontinued operations, the Company generated $338 million of cash from operating activities during the year ended December 31, 2015, compared to $284 million during the same period of 2014 for an increase of $54 million. The increase during the year ended December 31, 2015 is attributable to lower working capital requirements primarily related to an approximate $97 million reduction in HVCC operations, the impact of capitalized engineering recoveries of $17 million and lower restructuring cash payments of $23 million. These increases were partially offset by Climate Transaction related payments of $69 million, primarily labor and incentive payments of $48 million and information technology transition agreements payments of $18 million, interiors divestitures related information technology transition agreement payments of $5 million, and lower dividends from non-consolidated affiliates of $9 million.

The Company generated $284 million of cash from operating activities during the year ended December 31, 2014, compared to $312 million during the same period of 2013 for a decrease of $28 million. During the year ended December 31, 2014, lower cash dividends from non-consolidated affiliates contributed $162 million of the decrease in cash from operating activities. Increase in working capital use of $159 million was impacted by delayed collections of approximately $60 million, increases in unbilled receivables primarily due to the timing of tooling development activity and customer payments of approximately $35 million, higher outflows in the Interiors business driven primarily by the divestiture timing of approximately $30 million, the non-recurrence of changes in receivable terms for certain Asia customers of approximately $16 million, and customer productivity related payment timing impacts of approximately $15 million. These decreases were partially offset by the non-recurrence of approximately $100 million in tax payments during the year ended December 31, 2013 associated with sale of the Company's 50% ownership interest in Yanfeng and Yanfeng entity dividend withholding taxes, net tax refunds received from Korean tax authorities of approximately $10 million compared to Korean and Brazilian tax payments of $38 million in the same period of 2013 resulting in a $48 million year-over-year improvement, and increased recoverable tax collections including incremental value-added taxes of approximately $15 million. The remaining difference was driven by higher collections as compared to payments related to increased profitability from favorable cost performance, volume and mix including the impact of the Electronics Acquisition and the step up acquisition of Yanfeng Visteon Electronics.

Investing Activities

Cash provided from investing activities during the year ended December 31, 2015 totaled $2,358 million, compared to net cash used by investing activities of $740 million for the same period in 2014 for an increase of $3,098 million. Net cash provided from investing activities during the year ended December 31, 2015 included the impacts of divestiture activity including Climate Transaction net proceeds of $2,664 million and non-consolidated affiliate divestiture proceeds of $91 million, partially offset by the Germany Interiors Divestiture contribution of $141 million and other transaction related payments of $15 million. Additional investing activity included capital expenditures of $187 million and short-term net investments of $47 million.
Cash used by investing activities during the year ended December 31, 2014 totaled $740 million, compared to net cash provided from investing activities of $698 million for the same period in 2013. Cash used by investing activities for the year ended December 31, 2014 of $740 million was primarily attributable to acquisition and divestiture activities including the Electronics Acquisition of $264 million, the Thermal Acquisition of $46 million, and the Interiors Divestiture of $147 million, partially offset by non-consolidated divestiture proceeds of $66 million. Cash used by investing activities for the year ended December 31, 2014 also included capital expenditures of $340 million, $153 million higher than capital expenditures of $187 million for the year ended December 31, 2015, directly attributable to divestiture and acquisition activities impacting the underlying businesses.
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

Financing Activities

Cash used by financing activities during the year ended December 31, 2015 totaled $774 million, compared to $359 million for the same period in 2014 for an increase in use of $415 million. Cash used by financing activities during the year ended December 31, 2015 included $500 million in share repurchases, the prepayment on the Company's term facility, including fees, of $250 million, non-controlling interest dividends of $55 million, partially offset by option and warrant exercises of $40 million.

Cash used by financing activities during the year ended December 31, 2014 totaled $359 million compared to $141 million for the same period in 2013 for an increase in use of $218 million. Cash used by financing activities during the year ended December 31, 2014 of $359 million included $500 million in share repurchases, the redemption of $350 million of outstanding 6.75% Senior Notes due 2019 at 105.063% and $50 million at 103% of par, and non-controlling interest dividends of $97 million. This activity was partially offset by $590 million of net proceeds from the draw on the Company's Term Facility, a net increase in other affiliate short-term debt of $39 million to support the Thermal Acquisition and option and warrant exercises of $17 million.

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

Debt and Capital Structure

Information related to the Company’s debt and related agreements is set forth in Note 13, “Debt” to the consolidated financial statements which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Information related to the Company’s stockholders’ equity is set forth in Note 17, “Stockholders’ Equity and Non-controlling Interests” to the consolidated financial statements which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

The Company’s short and long-term debt consists of the following:

		Weighted Average Interest Rate		Carrying Value
	Maturity	2015	2014	2015	2014
				(Dollars in Millions)
Short-term debt:
Current portion of long-term debt		4.6%	3.5%	$3	$8
Short-term borrowings		2.4%	3.6%	34	21
Total short-term debt				$37	$29
Long-term debt:
Term facility due April 9, 2021	2021	3.5%	3.5%	$346	$583
Other	2015-2019	4.1%	4.2%	1	4
Total long-term debt				$347	$587
Short-Term Borrowings

Short-term borrowings are primarily related to the Company's non-U.S. joint ventures and are payable in Chinese Renminbi, Thai Baht and Russian Ruble. As of December 31, 2015, the Company had short-term borrowings of $34 million.

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

The Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, including financial covenants and contains customary events of default. The Term Facility and the Revolving Facility require that, as of the last day of any four consecutive fiscal quarters of the Company last ended (commencing as of June 30, 2014), the Company maintain a total net leverage ratio no greater than 3.00:1.00 (the “Financial Maintenance Covenant”). During any period when the Company’s corporate and family ratings meet certain specified ratings, certain of the negative covenants shall be suspended and the Financial Maintenance Covenant shall only be tested with respect to the Revolving Facility. As of December 31, 2015, the Company was in compliance with the Financial Maintenance Covenant.

All obligations under the Credit Agreement and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates are unconditionally guaranteed by certain of the Company’s subsidiaries. In connection with the Credit Agreement, on April 9, 2014, (i) the Company, certain of its subsidiaries and the Administrative Agent entered into a Security Agreement (the “Security Agreement”), (ii) certain subsidiaries of the Company and the Administrative Agent entered into a Guaranty Agreement (the “Guaranty Agreement”) and (iii) the Company, certain of its subsidiaries and the Administrative Agent entered into an Intellectual Property Security Agreement (together with the Security Agreement and the Guaranty Agreement, the “Security Documents”). Pursuant to the Security Documents, all obligations under the Credit Agreement are secured by a first-priority perfected lien (subject to certain exceptions) in substantially all of the property of the Company and the subsidiaries party to the Security Agreement, subject to certain limitations.

In connection with signing of the Credit Agreement, on April 9, 2014, the Company terminated its $130 million revolving loan credit agreement dated October 1, 2010. On June 23, 2014, the Company drew the $600 million term loan, net of an original issue discount of $9 million. During 2014, the Company made the required mandatory quarterly repayments of 0.25% of the initial term loan totaling $3 million. As of December 31, 2015, $346 million face value was outstanding under the Term Facility, and there were no outstanding borrowings under the Revolving Facility.

The Company executed an Amendment to the Credit Agreement on March 25, 2015. The Amendment, among other things, provides for certain modifications to the Credit Agreement to permit Visteon’s sale of its ownership interest in HVCC and otherwise to update the Credit Agreement to account for HVCC no longer being a subsidiary of Visteon following the Climate Transaction. While certain waivers granted under the Amendment became effective on March 25, 2015, the amendments relating to the Climate Transaction became effective substantially concurrent with the consummation of the Climate Transaction. Under the Amendment, Term Lenders agreed to waive the requirement that 100% of the Net Cash Proceeds received by the Borrower or any of its Restricted Subsidiaries from the Climate Transaction be used to prepay the Term Loans so long as such Net Cash Proceeds are used to prepay the Term Loans within five Business Days of the receipt of such Net Cash Proceeds in an amount sufficient to reduce the aggregate principal amount of Term Loans outstanding after giving effect to such prepayment to no more than $350 million.

Visteon consummated the Climate Transaction on June 9, 2015 and subsequently paid down $246 million term loan principal on June 12, 2015 to reduce aggregate principal amount of Term Loans outstanding to $350 million. In connection with the principal reduction, the 0.25% mandatory quarterly prepayment obligation was considered met, therefore Visteon ceased making quarterly amortization payments.

Other Long-Term Debt

As of December 31, 2015 and 2014, the Company had $1 and $4 million, respectively, of other long-term debt. Other long-term debt includes amounts associated with the Company's information technology software leases.

Stock Warrants

As of December 31, 2015 and 2014, there are 909 warrants outstanding of the stock warrants expiring October 1, 2020 issued to purchase up to 2,355,000 common stock at an exercise price of $9.66 per share. The warrants may be net share settled and are recorded as permanent equity in the Company’s consolidated balance sheets. These warrants were valued at $15.00 per share on the October 1, 2010 issue date using the Black-Scholes option pricing model.

Stock warrants to purchase up to 1,552,774 shares of common stock at an exercise price of $58.80 per share all expired on October 15, 2015. There were 806,436 warrants outstanding at December 31, 2014. In 2015, 671,674 warrants were exercised and 134,762 warrants expired on October 15, 2015. The warrants had the option to be net share settled upon exercise, and are recorded as permanent equity in the Company’s consolidated balance sheets. These warrants were valued at $3.62 per share on the October 1, 2010 issue date using the Black-Scholes option pricing model.

If the Company pays or declares a dividend or makes a distribution on common stock payable in shares of its common stock, or if the Company pays an extraordinary dividend (as defined in each Warrant Agreement), the number of shares a warrant holder is entitled to receive or the warrant exercise price may be subject to adjustment in accordance with the terms of the respective Warrant Agreement. As such, the exercise price for 909 warrants outstanding at December 31, 2015 may be reduced by distribution equivalent of $43.40 per share upon exercise.

Treasury Stock

At December 31, 2015 and 2014, the Company held approximately 15,180,000 and 10,080,000 shares of common stock in treasury. These shares may be used in satisfying obligations under employee incentive compensation arrangements. The Company values shares of common stock held in treasury at cost.

As of December 31, 2014, the Company's board of directors has authorized a total of $1.175 billion in share repurchases since July 2012. In connection with these authorizations, the Company announced an accelerated share buyback program that contributed 4,635,427 shares to treasury stock in 2014, with an additional 534,214 shares upon completion in May 2015. Two accelerated share buyback programs were also completed during 2013 that contributed 3,885,978 shares to treasury stock in 2013. Also in connection with these authorizations, the Company added a total of 1,005,559 shares to treasury stock in 2012 through open market purchases. As of December 31, 2014, $375 million remained authorized and available for repurchase through December 31, 2015.

Subsequently, on June 11, 2015, the Company's board of directors authorized an additional $125 million of share repurchase for a total of $500 million available for share repurchase. On June 15, 2015, the Company entered a new ASB program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $500 million. Under the program, the Company paid the financial institution $500 million and received an initial delivery of 3,712,297 shares of common stock, which was approximately 80% of the total number of shares of the Company’s common stock expected to be repurchased under the ASB Agreement based on the closing price of the Company’s common stock on June 15, 2015. The Company received remaining shares totaling 1,058,965 shares on December 31, 2015 at an average price of $104.79.

Off-Balance Sheet Arrangements

The Company renewed its $15 million Letter of Credit ("LOC") Facility with U.S. Bank National Association for two years on September 30, 2015. Under the terms of the LOC facility, the Company must maintain a collateral account with U.S. Bank equal to 103% of the aggregated stated amount of the issued LOCs (or 110% for non-U.S. currencies) with reimbursement for any draws. As of December 31, 2015, the Company had $6 million of outstanding letters of credit issued under this facility and secured by restricted cash. In addition, the Company had $16 million of locally issued letters of credit to support various customs arrangements and other obligations at its local affiliates of which $1 million are secured by cash collateral.

In connection with the Interiors Divestiture and November 1, 2014 Master Closing, the Company agreed to provide a $56 million revolving credit facility to the buyer. The seller-backed facility has a maturity of three years, an interest rate of Libor plus 5% and a default rate of interest for any interest and/or principal payment defaults. As of July 31, 2015, this revolving credit facility to the buyer was reduced to $39 million as additional receivable financing became available to the buyer. As of December 31, 2015, there were no draws on this facility.

Contractual Obligations

The following table summarizes the Company's contractual obligations existing as of December 31, 2015:

	Total	2016	2017-2018	2019-2020	2021 & After
	(Dollars in Millions)
Debt, including capital leases	$384	$37	$1	$—	$346
Purchase obligations	108	55	35	17	1
Interest payments on long-term debt	68	12	25	27	4
Operating leases	148	23	33	27	65
Transaction obligations	83	83	—	—	—
Total contractual obligations	$791	$210	$94	$71	$416
This table excludes amounts related to the Company's income tax liabilities associated with uncertain tax positions impacting the effective rate of $29 million as the Company is unable to make reasonable estimates for the periods in which these liabilities may become due. In February 2016, the Company received, and subsequently paid, tax assessments from the Korean tax authorities in the amount of $7 million related to underpayment of withholding taxes.

The Company also has minimum funding requirements with respect to pension obligations. The Company may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates. The Company expects to make cash contributions to its U.S. defined benefit pension plans of $4 million and $8 million to non-U.S. defined benefit pension plans during 2016. The Company’s expected 2016 contributions may be revised.

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

Pension Plans

Many of the Company’s employees participate in defined benefit pension plans or retirement/termination indemnity plans. The Company has approximately $256 million in unfunded pension liabilities as of December 31, 2015, of which approximately $199 million and $57 million are attributable to U.S. and non-U.S. pension plans, respectively. The determination of the Company’s obligations and expense for its pension plans is dependent on the Company’s selection of certain assumptions used by actuaries in calculating such amounts. Selected assumptions are described in Note 14 “Employee Retirement Benefits” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which are incorporated herein by reference, including the discount rate, expected long-term rate of return on plan assets and rate of increase in compensation.

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense in future periods. Therefore, assumptions used to calculate benefit obligations as of the annual measurement date directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits, excluding those held for sale, as of December 31, 2015 are as follows:

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

In determining its pension expense for 2015, the Company used long-term rates of return on plan assets ranging from 1.5% to 11.7% outside the U.S. and 6.98% in the U.S. The Company has set the assumptions for its 2016 pension expense which range from 1.5% to 11.7% outside the U.S. and 6.98% in the U.S. Actual returns on U.S. pension assets for 2015, 2014 and 2013 were (3.8)%, 14.4% and 9.2%, respectively, compared to the expected rate of return assumption of 7%, 7% and 7% respectively, for each of those years. The Company’s market-related value of pension assets reflects changes in the fair value of assets over a five-year period, with a one-third weighting to the most recent year. Market-related value was reset to fair value at October 1, 2010.

•
    Discount rate: The discount rate is used to calculate pension obligations. The discount rate assumption is based on market rates for a hypothetical portfolio of high-quality corporate bonds rated Aa or better with maturities closely matched to the timing of projected benefit payments for each plan at its annual measurement date. The Company used discount rates ranging from .8% to 12.7% to determine its pension and other benefit obligations as of December 31, 2015, including weighted average discount rates of 4.37% for U.S. pension plans, and 4.6% for non-U.S. pension plans.

2016 Discount Rate for Estimated Service and Interest Cost: Through December 31, 2015, the Company recognized service and interest components of pension expense using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The single weighted average discount method represents the constant annual rate required to discount all future benefit payments related to past service from the date of expected future payment to the measurement date, such that the aggregate present value equals the obligation. The U.S. and certain non-U.S. frozen plans do not have a service component, as additional benefits are no longer accrued.

During the fourth quarter of 2015, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for pension benefits for its U.S. and certain non-U.S. plans. The Company has elected to utilize an approach that discounts individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The election and adoption of this method provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. The use of disaggregated discount rates results in a different amount of interest cost compared to the traditional single weighted-average discount rate approach because of different weightings given to each subset of payments. The use of disaggregated discount rates affects the amount of service cost because the benefit payments associated with new service credits for active employees tend to be of longer duration than the overall benefit payments associated with the plan’s benefit obligation. As a result, the payments would be associated with longer-term spot rates on the yield curve, resulting in lower present values than the calculations using the traditional single weighted-average discount rate.

This change does not affect the measurement of the total benefit obligation, but will result in a decrease in the service and interest components of benefit cost beginning in 2016. Based on current economic conditions, the Company estimates that the service cost and interest cost for the affected plans will be reduced by approximately $7 million in 2016 as a result of the change in method. The Company has accounted for this as a change in accounting estimate that is inseparable from a change in accounting principle, and accordingly has accounted for it on a prospective basis.

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension benefit obligations and its future expense. The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2015 funded status and 2016 pre-tax pension expense.

	Impact on U.S. 2016 Pre-tax Pension Expense	Impact on U.S. Plan 2015 Funded Status	Impact on Non-U.S. 2016 Pre-tax Pension Expense	Impact on Non-U.S. Plan 2015 Funded Status
25 basis point decrease in discount rate (a)(b)	- $1 million	-$25 million	Less than +$1 million	-$11 million
25 basis point increase in discount rate (a)(b)	+ $1 million	+$24 million	Less than -$1 million	+$13 million
25 basis point decrease in expected return on assets (a)	+$1.5 million		Less than +$1 million
25 basis point increase in expected return on assets (a)	-$1.5 million		Less than -$1 million
____________
(a) Assumes all other assumptions are held constant.
(b) Excludes impact of assets used to hedge discount rate volatility.

Impairment of Goodwill, Long-Lived Assets and Certain Identifiable Intangibles

The Company performs either a qualitative or quantitative assessment of goodwill for impairment at the reporting unit level on an annual basis. Impairment testing is also required if an event or circumstance indicates that an impairment is more likely than not to have occurred. The qualitative assessment considers several factors at the reporting unit level including the excess of fair value over carrying value as of the last quantitative impairment test, the length of time since the last fair value measurement, the current carrying value, market and industry metrics, actual performance compared to forecast performance, and the current outlook on the business. If the qualitative assessment indicates it is more likely than not that goodwill is impaired, the reporting unit is quantitatively tested for impairment. To quantitatively test goodwill for impairment, the fair value of each reporting unit is determined and compared to its carrying value. If the carrying value exceeds fair value, then impairment may exist and further evaluation is required. Estimated fair values are based on the projected future discounted cash flows. The Company assesses the reasonableness of these estimated fair values using market based multiples of comparable companies. If the carrying value exceeds the fair value, an impairment loss is measured and recognized. Goodwill fair value measurements are classified within Level 3 of the fair value hierarchy, which are generally determined using unobservable inputs. During the year ended December 31, 2015 the Company conducted a qualitative assessment and determined there was a significant excess of fair value over carrying value.

Long-lived assets and intangible assets subject to amortization are required to be reviewed for impairment when certain indicators of impairment are present. Impairment exists if estimated future undiscounted cash flows associated with long-lived assets are not sufficient to recover the carrying value of such assets. Generally, when impairment exists the long-lived assets are adjusted to their respective fair values. In assessing long-lived assets for an impairment loss, assets are grouped with other assets and liabilities at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Asset grouping requires a significant amount of judgment. Accordingly, facts and circumstances will influence how asset groups are determined for impairment testing. In assessing long-lived assets for impairment, management considered the Company’s product portfolio, customers and related commercial agreements, labor agreements and other factors in grouping assets and liabilities at the lowest level for which identifiable cash flows are largely independent. Additionally, in determining fair value of long-lived assets, management uses appraisals, management estimates or discounted cash flow calculations.

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
Foreign Currency Risk

The Company's net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends, investments in subsidiaries and anticipated foreign currency denominated transaction proceeds. Where possible, the
Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to reduce the impact to the Company's cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary hedged foreign currency exposures include the Euro, Japanese Yen, and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. As of December 31, 2015, the net fair value of foreign currency forward and option contracts was an asset of $6 million while at December 31, 2014, the net fair value of forward contracts was a liability of $12 million, maturities of these instruments generally do not exceed eighteen months.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $26 million and $238 million for foreign currency derivative financial instruments as of December 31, 2015 and 2014, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
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
During 2015, the Company entered into interest rate swaps with a notional amount of $150 million that effectively convert designated cash flows associated with underlying interest payments on the Term Facility from a variable interest rate to a fixed interest rate, the maturities of these swaps will not exceed the underlying Term Facility. The instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the Accumulated other comprehensive income component of Stockholders' equity in the Company's consolidated balance sheets and such gains and losses will be reclassified at the time the underlying hedged transactions are realized. The ineffective portion of these swaps is assessed based on the hypothetical derivative method and is recorded as interest expense in the Company's consolidated statements of comprehensive income. As of December 31, 2015 there was no ineffectiveness associated with these derivatives and the fair value was a liability of $1 million.

The Company significantly reduced interest rate exposure after the swap transactions by reducing variable rate basis of debt to approximately 59% from 99% as of December 31, 2015 and 2014, respectively.

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

Based on the evaluation performed under the COSO 2013 Framework as of December 31, 2015, management has concluded that the Company’s internal control over financial reporting is effective. Additionally, Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Visteon Corporation

We have audited Visteon Corporation and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Visteon Corporation and subsidiaries' management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, Visteon Corporation and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Visteon Corporation and subsidiaries and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 25, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Visteon Corporation

We have audited the accompanying consolidated balance sheets of Visteon Corporation and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule included in Item 15(a)(2). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Visteon Corporation and subsidiaries at December 31, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements as a whole, presents fairly in all material respects the information set forth therein.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Visteon Corporation and subsidiaries' internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Detroit, Michigan
February 25, 2016

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2015	2014	2013
	(Dollars in Millions, Except Per Share Amounts)
Sales	$3,245	$2,586	$1,724
Cost of sales	2,815	2,246	1,529
Gross margin	430	340	195
Selling, general and administrative expenses	245	228	175
Restructuring expense	36	54	21
Interest expense	19	25	36
Interest income	5	4	1
Loss on debt extinguishment	5	23	2
Equity in net income of non-consolidated affiliates	7	2	202
Loss on divestiture	105	—	—
Gain on non-consolidated affiliate transactions	62	2	470
Other expense, net	25	61	23
Income (loss) before income taxes	69	(43)	611
Provision for income taxes	27	32	56
Net income (loss) from continuing operations	42	(75)	555
Net income (loss) from discontinued operations, net of tax	2,286	(131)	220
Net income (loss)	2,328	(206)	775
Net income attributable to non-controlling interests	44	89	85
Net income (loss) attributable to Visteon Corporation	$2,284	$(295)	$690

Basic earnings (loss) per share:
Continuing operations	$0.52	$(2.14)	$11.10
Discontinued operations	53.48	(4.30)	2.70
Basic earnings (loss) per share attributable to Visteon Corporation	$54.00	$(6.44)	$13.80

Diluted earnings (loss) per share:
Continuing operations	$0.51	$(2.14)	$10.86
Discontinued operations	52.12	(4.30)	2.64
Diluted earnings (loss) per share attributable to Visteon Corporation	$52.63	$(6.44)	$13.50

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2015	2014	2013
	(Dollars in Millions)
Net income (loss)	$2,328	$(206)	$775
Other comprehensive income (loss)
Foreign currency translation adjustments	(33)	(130)	(47)
Benefit plans, net of tax (a)	121	(185)	131
Unrealized hedging gains (losses) and other, net of tax (b)	8	(8)	(10)
Other comprehensive income (loss), net of tax	96	(323)	74
Comprehensive income (loss)	2,424	(529)	849
Comprehensive income attributable to non-controlling interests	31	53	81
Comprehensive income (loss) attributable to Visteon Corporation	$2,393	$(582)	$768
(a) Other comprehensive income (loss) is net of tax expense of $3 million, for the year ended December 31, 2015, and tax benefit of $8 million, and $4 million for the years ended December 31, 2014 and 2013, respectively.
(b) Other comprehensive income (loss) is net of a tax expense of $2 million, for the year ended December 31, 2015, and tax benefit of $2 million and $3 million for the years ended December 31, 2014 and 2013, respectively.

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2015	2014
	(Dollars in Millions)
ASSETS
Cash and equivalents	$2,728	$476
Short-term investments	47	—
Restricted cash	8	9
Accounts receivable, net	502	531
Inventories, net	187	208
Current assets held for sale	17	1,660
Other current assets	564	250
Total current assets	4,053	3,134

Property and equipment, net	351	363
Intangible assets, net	133	156
Investments in non-consolidated affiliates	56	99
Non-current assets held for sale	—	1,426
Other non-current assets	89	145
Total assets	$4,682	$5,323

LIABILITIES AND EQUITY
Distribution payable	$1,751	$—
Short-term debt, including current portion of long-term debt	37	29
Accounts payable	482	485
Accrued employee liabilities	132	114
Current liabilities held for sale	9	987
Other current liabilities	361	217
Total current liabilities	2,772	1,832

Long-term debt	347	587
Employee benefits	268	489
Deferred tax liabilities	21	53
Non-current liabilities held for sale	—	432
Other non-current liabilities	75	109

Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding at December 31, 2015 and 2014)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million and 54 million shares issued, 40 million and 44 million shares outstanding at December 31, 2015 and 2014, respectively)	1	1
Stock warrants	—	3
Additional paid-in capital	1,345	1,246
Retained earnings	1,194	661
Accumulated other comprehensive loss	(190)	(299)
Treasury stock	(1,293)	(747)
Total Visteon Corporation stockholders’ equity	1,057	865
Non-controlling interests	142	956
Total equity	1,199	1,821
Total liabilities and equity	$4,682	$5,323
See accompanying notes to the consolidated financial statements.
VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS1

	Year Ended December 31
	2015	2014	2013
	(Dollars in Millions)
Operating Activities
Net income (loss)	$2,328	$(206)	$775
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Gain on Climate Transaction	(2,324)	—	—
Gain on non-consolidated affiliate transactions	(62)	(2)	(470)
Depreciation and amortization	169	270	262
Losses on divestitures and impairments	121	326	—
Pension settlement gain	—	(23)	—
Equity in net income of non-consolidated affiliates, net of dividends remitted	1	10	(26)
Non-cash stock-based compensation	8	8	15
Loss on debt extinguishment	5	23	2
Other non-cash items	6	11	4
Changes in assets and liabilities:
Accounts receivable	1	(121)	(21)
Inventories	(20)	(27)	(49)
Accounts payable	33	22	103
Accrued income taxes	6	14	(54)
Other assets and other liabilities	66	(21)	(229)
Net cash provided from operating activities	338	284	312
Investing Activities
Capital expenditures	(187)	(340)	(269)
Short-term investments, net	(47)	—	—
Loan to non-consolidated affiliate	(10)	—	—
Net proceeds from Climate Transaction	2,664	—	—
Proceeds from asset sales and business divestitures	91	66	977
Acquisition of businesses, net of cash acquired	(4)	(311)	(10)
Payments associated with business divestitures, net	(156)	(147)	—
Other	7	(8)	—
Net cash provided from (used by) investing activities	2,358	(740)	698
Financing Activities
Short-term debt, net	2	39	(20)
Proceeds from issuance of debt, net of issuance costs	—	619	204
Principal payments on debt	(250)	(18)	(6)
Repurchase of common stock	(500)	(500)	(250)
Repurchase of long-term notes	—	(419)	(52)
Dividends paid to non-controlling interests	(55)	(97)	(22)
Exercised warrants and stock options	40	17	5
Stock based compensation tax withholding payments	(10)	—	—
Other	(1)	—	—
Net cash used by financing activities	(774)	(359)	(141)
Effect of exchange rate changes on cash and equivalents	(20)	(35)	(17)
Net increase (decrease) in cash and equivalents	1,902	(850)	852
Cash and equivalents at beginning of the year	827	1,677	825
Cash and equivalents at end of the year	$2,729	$827	$1,677
Supplemental Disclosures:
Cash paid for interest	$24	$39	$43
Cash paid for income taxes, net of refunds	$67	$130	$291
1 The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories. As such, cash and equivalents above include $1 million and $351 million of assets held for sale reflected in Current assets held for sale on the Consolidated Balance Sheets as of December 31, 2015 and 2014, respectively.

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Stock Warrants	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
	(Dollars in Millions)
December 31, 2012	$1	$10	$1,269	$266	$(90)	$(71)	$1,385	$756	$2,141
Net income	—	—	—	690	—	—	690	85	775
Other comprehensive income (loss)	—	—	—	—	78	—	78	(4)	74
Stock-based compensation, net	—	—	15	—	—	(1)	14	—	14
Repurchase of shares of common stock	—	—	—	—	—	(250)	(250)	—	(250)
Warrant exercises	—	(4)	7	—	—	—	3	—	3
Cash dividends	—	—	—	—	—	—	—	(22)	(22)
Acquisition of business	—	—	—	—	—	—	—	138	138
December 31, 2013	$1	$6	$1,291	$956	$(12)	$(322)	$1,920	$953	$2,873
Net (loss) income	—	—	—	(295)	—	—	(295)	89	(206)
Other comprehensive loss	—	—	—	—	(287)	—	(287)	(36)	(323)
Stock-based compensation, net	—	—	9	—	—	12	21	—	21
Repurchase of shares of common stock	—	—	(63)	—	—	(437)	(500)	—	(500)
Warrant exercises	—	(3)	9	—	—	—	6	—	6
Cash dividends	—	—	—	—	—	—	—	(89)	(89)
Acquisition of business	—	—	—	—	—	—	—	48	48
Business divestiture	—	—	—	—	—	—	—	(9)	(9)
December 31, 2014	$1	$3	$1,246	$661	$(299)	$(747)	$865	$956	$1,821
Net income	—	—	—	2,284	—	—	2,284	44	2,328
Other comprehensive income (loss)	—	—	—	—	109	—	109	(13)	96
Stock-based compensation, net	—	—	(9)	—	—	17	8	—	8
Stock-based compensation tax windfall	—	—	8	—	—	—	8	—	8
Repurchase of shares of common stock	—	—	63	—	—	(563)	(500)	—	(500)
Warrant exercises	—	(3)	37	—	—	—	34	—	34
Distribution payable	—	—	—	(1,751)	—	—	(1,751)	—	(1,751)
Cash dividends	—	—	—	—	—	—	—	(60)	(60)
Business divestiture	—	—	—	—	—	—	—	(785)	(785)
December 31, 2015	$1	$—	$1,345	$1,194	$(190)	$(1,293)	$1,057	$142	$1,199

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business

Visteon Corporation (the "Company" or "Visteon") is a global automotive supplier that designs, engineers and manufactures innovative electronics products for nearly every original equipment vehicle manufacturer ("OEM") worldwide including Ford, Nissan, Renault, Mazda, BMW, General Motors and Honda. Visteon is headquartered in Van Buren Township, Michigan and has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 11,000 employees, dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., with a heavy concentration in low-cost geographic regions. Visteon delivers value for its customers and stockholders through its technology-focused core vehicle cockpit electronics business. The Company's cockpit electronics product portfolio includes audio systems, information displays, instrument clusters, head up displays, infotainment systems, and telematics solutions.The Company's vehicle cockpit electronics business is comprised of and reported under the Electronics segment. In addition to the Electronics segment, the Company has residual operations in South America and Europe previously associated with the former Interiors and Climate businesses, not subject to discontinued operations classification, that comprise Other.

Exit of Climate Business

On June 9, 2015, Visteon completed the sale to Hahn & Co. Auto Holdings Co., Ltd. (“Hahn”) and Hankook Tire Co., Ltd. (“Hankook” and, together with Hahn, the “Purchasers”) of all of its shares of Halla Visteon Climate Control Corporation, a Korean corporation (“HVCC”), for approximately $3.4 billion, or KRW 52,000 per share after adjusting for the 2014 dividend paid by HVCC to Visteon, pursuant to and in accordance with the Share Purchase Agreement, dated as of December 17, 2014 (the “HVCC Purchase Agreement”), among Visteon and the Purchasers (the "Climate Transaction"). Visteon recorded a pre-tax gain of $2.3 billion in connection with the sale. See Note 4 "Divestitures" and Note 5 "Discontinued Operations" for additional disclosures.

Exit of Interiors Business

On December 1, 2015, Visteon completed the sale and transfer of its equity ownership in Visteon Deutschland GmbH, which operated the Berlin, Germany interiors plant ("Germany Interiors Divestiture") . The Company contributed cash, of approximately $141 million, assets of $27 million, and liabilities of $198 million including pension related liabilities. The Company will make a final contribution payment of approximately $30 million by November 2016 included in the Company's consolidated balance sheet as "Other current liabilities" as of December 31, 2015. The Company recognized a pre-tax loss on divestiture of $105 million related to foreign currency translation and pension benefit plan amounts previously recorded in accumulated other comprehensive loss.
In May 2014 Visteon reached an agreement to divest substantially all of its global Interiors business (the "Interiors Divestiture") pursuant to a Master Purchase Agreement, as subsequently amended (the “Purchase Agreement”). Effective November 1, 2014, the Company closed on the majority of the Interiors Divestiture (the "Master Closing"). Subsequent to the Master Closing, Visteon completed the sale of interiors operations in India and Thailand on December 1, 2014 and February 2, 2015, respectively. Remaining interiors operations subject to the Interiors Divestiture, which are located in Argentina and Brazil, are expected to close during 2016. See Note 4 "Divestitures" and Note 5 "Discontinued Operations" for additional disclosures.
On August 12, 2013, Visteon entered into a Master Agreement (the “Master Agreement”) with Huayu Automotive Systems Company Limited (“HASCO”), Yanfeng Visteon Automotive Trim Systems Co., Ltd. (“Yanfeng”) and Yanfeng Visteon Automotive Electronics Co., Ltd. (“YFVE”), pursuant to which, among other things, Visteon and HASCO agreed to modify their existing interests in automobile interiors and electronics joint ventures in the People’s Republic of China, including Yanfeng and YFVE. Pursuant to the Master Agreement, among other transactions, (i) Visteon agreed to sell its 50% ownership interest in Yanfeng, (ii) Visteon agreed to sell its ownership interests in other Yanfeng-related interiors joint ventures, and (iii) Visteon agreed to subscribe to an additional 11% ownership interest in YFVE. See Note 6 "Non-Consolidated Affiliates" for additional disclosures.

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

On November 7, 2013 and in connection with the Master Agreement, Visteon made a cash payment of $58 million to subscribe to an additional 11% ownership interest in YFVE. This step acquisition increased Visteon's direct ownership interest in YFVE from a non-controlling 40% direct ownership interest to a controlling 51% direct ownership interest. YFVE is based in China with revenues of $356 million and $344 million for the years ended December 31, 2015 and 2014, respectively.

On January 12, 2016 Visteon entered into a share purchase agreement to acquire all shares of AllGo Systems, Inc., USA ("AllGo Systems"), for consideration of approximately $15 million at close and $7 million of additional contingent consideration, expected to close during the first half of 2016. AllGo Systems is a leading developer of embedded multimedia system solutions to global vehicle manufacturers.

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

The Company determines whether joint ventures in which it has invested is a Variable Interest Entity (“VIE”) at the start of each new venture and when a reconsideration event has occurred. An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

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

Foreign Currency: Assets and liabilities for most of the Company’s non-U.S. businesses are translated into U.S. Dollars at end-of-period exchange rates and the related translation adjustments are recorded in accumulated other comprehensive income (loss) ("AOCI") in the consolidated balance sheets. The effects of remeasuring assets and liabilities of the Company’s non-U.S. businesses that use the U.S. Dollar as their functional currency are recorded as transaction gains and losses in the consolidated statements of operations. Income and expense accounts of the Company’s non-U.S. businesses are translated into U.S. Dollars at average-period exchange rates and are reflected in the consolidated statements of operations. Additionally, gains and losses resulting from transactions denominated in a currency other than the functional currency are recorded as transaction gains and losses in the consolidated statements of operations. Net transaction gains and losses, inclusive of amounts associated with discontinued operations, decreased net income by $10 million and $18 million for the years ended December 31, 2015 and 2014, respectively, and increased net income by $4 million for the year ended December 31, 2013.

Restructuring Expense: The Company defines restructuring expense to include costs directly associated with exit or disposal activities. Such costs include employee severance and termination benefits, special termination benefits, contract termination fees and penalties, and other exit or disposal costs. In general, the Company records involuntary employee-related exit and disposal costs when there is a substantive plan for employee severance and related costs are probable and estimable. For one-time termination benefits (i.e no substantive plan) and employee retention costs, expense is recorded when the employees are entitled to receive such benefits and the amount can be reasonably estimated. Contract termination fees and penalties and other exit and disposal costs are generally recorded when incurred.

Debt Issuance Costs: The costs related to issuance or modification of long-term debt are deferred and amortized into interest expense over the life of each respective debt issue. Deferred amounts associated with debt extinguished prior to maturity are expensed upon extinguishment.

Other Costs within Cost of Goods Sold: Repair and maintenance costs, research and development costs, and pre-production operating costs are expensed as incurred. Research and development expenses include salary and related employee benefits, contractor fees, information technology, occupancy, telecommunications and depreciation. Research and development costs were $294 million in 2015, $257 million in 2014, and $148 million in 2013. Shipping and handling costs are recorded in the Company's consolidated statements of operations as "Cost of sales".

Other Expense, Net:

Other expense, net consists of the following:

	Year Ended December 31
	2015	2014	2013
	(Dollars in Millions)
Transformation initiatives	$25	$22	$25
Integration costs	14	18	—
Transaction hedging and exchange (gain) loss	(15)	10	—
Impairments and loss on asset contributions	1	3	—
Provision for losses on recoverable taxes	—	8	—
UK Administration recovery	—	—	(2)
	$25	$61	$23

Other expense, net includes transformation initiatives, integration costs, transaction hedging and exchange impacts, impairments and losses on asset contributions, and other costs. The Company incurred transformation initiative costs of $25 million, $22 million, and $25 million during the years ended December 31, 2015, 2014 and 2013, respectively. Transformation initiatives include financial and advisory fees incurred in connection with the execution of the Company's comprehensive value creation plan and certain severance costs associated with the Electronics Acquisition and the Climate Transaction.

During the years ended December 31, 2015 and 2014, the Company recorded $14 million and $18 million, respectively, of costs to integrate the businesses associated with Electronics Acquisition. Integration costs included re-branding, facility modification, information technology readiness and related professional services.

Hedging and exchange gains of $15 million and losses of $10 million for the years ended December 31, 2015 and 2014 respectively, relate to the Climate Transaction proceeds and the Germany Interiors Divestiture contribution.

In connection with the closure of the Climate facility located in Quilmes, Argentina in 2014, the Company contributed land and building with a net book value of $3 million to the local municipality for the benefit of former employees. The Company also recorded $8 million during the year ended December 31, 2014, to adjust recoverable value-added taxes to net realizable value attributable to business exit activities.

Net Earnings (Loss) Per Share Attributable to Visteon: Basic earnings per share is calculated by dividing net income attributable to Visteon, after deducting undistributed income allocated to participating securities, by the average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the average number of common and potential dilutive common shares outstanding after deducting undistributed income allocated to participating securities. Performance based share units are considered contingently issuable shares, and are included in the computation of diluted earnings per share if their conditions have been satisfied as if the reporting date was the end of the contingency period.

Cash and Equivalents: The Company considers all highly liquid investments purchased with a maturity of three months or less, including short-term time deposits, commercial paper, repurchase agreements and money market funds to be cash equivalents. As of December 31, 2015 the Company's cash balances are invested in a diversified portfolio of cash and cash equivalents including money market funds, commercial paper rated A2/P2 and above with maturity under three months, time deposits and other short-term cash investments, which mature under three months with highly rated banking institutions. The cost of such funds approximates fair value based on the nature of the investment.

Short-Term Investments: Short-term investments of $47 million as of December 31, 2015 include corporate bonds, asset backed securities and commercial paper with maturities between three and twelve months held as part of the Company's separately managed accounts. The cost of these Level 1 investments approximates fair value.

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $6 million related to a Letter of Credit Facility, and $2 million related to cash collateral for other corporate purposes at December 31, 2015.

Accounts Receivable: Accounts receivable are stated at amounts estimated by management to be the realizable value. An allowance for doubtful accounts is recorded when it is probable amounts will not be collected based on specific identification of customer circumstances or age of the receivable. The allowance for doubtful accounts balance was $14 million and $12 million at December 31, 2015 and 2014, respectively. Included in Selling, general and administrative expenses are provisions for estimated uncollectible accounts receivable of $4 million, $1 million and less than $1 million for the years ended December 31, 2015 and 2014, and 2013.

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

Product Tooling: Product tooling includes molds, dies and other tools used in production of a specific part or parts of the same basic design. It is generally required that non-reimbursable design and development costs for products to be sold under long-term supply arrangements be expensed as incurred and costs incurred for molds, dies and other tools that will be owned by the Company or its customers and used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. Product tooling owned by the Company is capitalized as property and equipment and is amortized to cost of sales over its estimated economic life, generally not exceeding six years. The Company had receivables of $12 million and $11 million as of December 31, 2015 and 2014, respectively, related to production tools in progress, which will not be owned by the Company and for which there is a contractual agreement for reimbursement from the customer.

Contractually Reimbursable Engineering Costs: Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs reimbursement is contractually guaranteed in a customer contract for which costs are capitalized as an asset as incurred and subsequently reduced upon lump sum or piece price recoveries.

Property and Equipment: Property and equipment is stated at cost or fair value for impaired assets. Property and equipment is depreciated principally using the straight-line method of depreciation over the related asset's estimated useful life. Generally, buildings and improvements are depreciated over a 40-year estimated useful life, leasehold improvements are depreciated on a straight-line basis over the initial lease term period, and machinery, equipment and other are depreciated over estimated useful lives ranging from 3 to 15 years. Certain costs incurred in the acquisition or development of software for internal use are capitalized. Capitalized software costs are amortized using the straight-line method over estimated useful lives generally ranging from 3 to 8 years. The net book value of capitalized software costs was approximately $8 million and $9 million at December 31, 2015 and 2014, respectively. Related amortization expense was approximately $4 million, $4 million and $5 million for the years ended December 31, 2015, 2014 and 2013, respectively. Amortization expense of approximately $4 million, $2 million, $1 million, and $1 million is expected for the annual periods ended December 31, 2016, 2017, 2018, and 2019 respectively, and less than $1 million is 2020.

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

Intangible Assets: Definite-lived intangible assets are amortized over their estimated useful lives, and tested for impairment in accordance with the methodology discussed above under "Property and Equipment." Definite-lived intangible assets include:

•	Developed technology intangible assets, which are amortized over average, estimated useful lives of approximately 7 years.

•	Customer-related intangible assets, which are amortized over average, estimated useful lives of approximately 10 years.

The Company recorded approximately $15 million, $14 million and $5 million of amortization expense related to definite-lived intangible assets for the years ended December 31, 2015, 2014 and 2013, respectively. The Company currently estimates annual amortization expense to be $14 million for 2016, $12 million for 2017, $12 million for 2018, $12 million for 2019 and $12 million for 2020.

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

Value Added Taxes: The Company follows a net basis policy with regard to value added taxes collected from customers and remitted to government authorities, which excludes them from both net sales and expenses.

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

Discontinued Operations: The Company reports operating results for discontinued operations separately from continuing operations to distinguish the financial impact of disposal transactions from ongoing operations. Through December 31, 2014, the Company reported discontinued operations when the operations and cash flows of a component of the Company had been eliminated from ongoing operations. For a component to be disposed of by sale, financial results were classified as discontinued only when held for sale criteria were met. For a component to be disposed of other than by sale, financial results were not classified as discontinued until abandonment, distribution, or exchange occurred, depending on the manner of disposal. The operating results of the operations associated with the 2014 Interiors Divestiture are presented as discontinued operations.

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-8, "Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity". This ASU changes the requirements for reporting discontinued operations to disposals of components of an entity that represent strategic shifts that have a major effect on an entity’s operations and financial results and does not prohibit continuing involvement. The standard also expands the disclosures for discontinued operations and requires new disclosures related to individually material disposals that do not qualify for discontinued operations reporting. The guidance was effective for interim and annual periods beginning after December 15, 2014, and should be applied prospectively. The Company adopted this standard effective January 1, 2015. In June 2015, the Company completed the sale of all of its shares of HVCC to the Purchasers for approximately $3.4 billion, or KRW 52,000 per share after adjusting for the 2014 dividend paid by HVCC to Visteon as further described in Note 4 "Divestitures" and Note 5 "Discontinued Operations". Accordingly, the vast majority of assets and liabilities and operating results for the previously reported Climate Segment are presented as discontinued operations. Previously reported assets and liabilities associated with the Interiors Divestiture are presented as held for sale to conform with the Climate Transaction presentation.

Recently Issued Accounting Pronouncements: In May 2014, the FASB issued ASU No. 2014-9, "Revenue from Contracts with Customers", which is the new comprehensive revenue recognition standard that will supersede existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. This ASU allows for both retrospective and prospective methods of adoption. In July 2015, the FASB approved a one-year deferral of the effective date of the standard. As such, the new standard will become effective for annual and interim periods beginning after December 15, 2017 with early adoption on the original effective date permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

In November 2015, the FASB issued ASU 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". The amendments require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments. The amendments may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company early adopted the guidance on a prospective basis as of December 31, 2015.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities". The amendments require all investments in equity securities to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition the amendments eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet. This new guidance is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019. The Company does not expect the adoption of this ASU to have a material impact on its consolidated financial statements.

NOTE 3. Business Acquisitions

Electronics Acquisition

On July 1, 2014, the Company completed the acquisition of substantially all of the global automotive electronics business of Johnson Controls Inc. for an aggregate purchase price of $299 million, including $31 million of cash and equivalents at the acquired business. The operating results for the business acquired have been included in the Electronics segment from the date of acquisition. Reflected in the Company's results of operation for the year ended December 31, 2014, are sales of $665 million and gross margin of $103 million related to the Electronics Acquisition. Additionally, through the year ended December 31, 2014, the Company incurred acquisition-related costs of approximately $10 million, which were recorded as incurred and have been classified as "Other expense, net" within the Consolidated Statements of Operations.

Pro forma financial information is presented in the following table for the years ended December 31, 2014 and 2013, as if the Electronics Acquisition had occurred on January 1, 2013. The pro forma financial information is unaudited, is provided for informational purposes only and does not purport to be indicative of the results which would have actually been attained had the acquisition occurred on January 1, 2013, or that may be attained in the future.

	Year Ended December 31
	2014	2013
	(Dollars in Millions, Unaudited)
Sales	$3,282	$3,028
Gross margin	$408	$337
(Loss) income from continuing operations before income taxes	$(29)	$639

The Electronics Acquisition was accounted for as a business combination, with the purchase price allocated on a preliminary basis as of July 2014 and finalized during 2015 with no significant changes. Assets acquired and liabilities assumed were recorded at estimated fair values based on management's estimates, available information, and reasonable and supportable assumptions. Additionally, the Company utilized a third-party to assist with certain estimates of fair values. Fair value measurements are classified within level 3 of the fair value hierarchy and were based on the following methodologies and approaches.

•	Fair value estimates for property and equipment were based on appraised values utilizing cost and market approaches.

•	Fair value estimates for contractually reimbursable engineering costs were based on discounted cash flows, which is an income model.

•	Fair values for intangible assets were based on a combination of market and income approaches, including the relief from royalty method.

(Dollars in Millions)
Purchase price	$299
Cash acquired	(31)
Purchase price net of cash acquired	$268

Assets Acquired:
Accounts receivable	$210
Inventories	100
Property and equipment	132
Contractually reimbursable engineering costs	77
Intangible assets	16
Other assets acquired	31
Total assets acquired	566
Liabilities Assumed:
Accounts payable	176
Other liabilities assumed	81
Total liabilities assumed	257
Non-controlling interests	41
Total purchase price allocation	$268

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

In August 2014, HVCC acquired the automotive thermal and emissions business of Cooper-Standard Automotive Inc., a subsidiary of Cooper-Standard Holdings Inc. (the "Thermal Acquisition"), for cash of $46 million. The Thermal Acquisition is expected to expand the thermal energy management product portfolio of HVCC and further diversify its customer base. Net sales for the acquired business were approximately $66 million for the annual period ended December 31, 2013. The operating results for the business acquired are classified as discontinued operations within the Consolidated Statements of Operations. In the year ended December 31, 2014, the Company incurred acquisition-related costs of approximately $1 million. These amounts were recorded as incurred and have been classified as discontinued operations.

The Thermal Acquisition was accounted for as a business combination, with the purchase price allocated on a preliminary basis as of August 2014. Assets acquired and liabilities assumed were recorded at estimated fair values based on management's estimates, available information, and reasonable and supportable assumptions. Additionally, the Company utilized a third-party to assist with certain estimates of fair values. Fair value measurements are classified within level 3 of the fair value hierarchy and were based on the following methodologies and approaches:

•	Fair value estimates for property and equipment were based on appraised values utilizing cost and market approaches.

•	Fair value estimates for contractually reimbursable engineering costs were based on discounted cash flows, which is an income model.

•	Fair values for intangible assets were based on a combination of market and income approaches, including the relief from royalty method.

The purchase price allocation is shown below (dollars in millions):

Purchase Price	$46

Property and Equipment	$30
Intangible Assets	8
Goodwill	8
Total purchase price allocation	$46

NOTE 4. Divestitures

Climate Transaction

On June 9, 2015, Visteon completed the sale of all its shares in HVCC to the Purchasers. The Climate Transaction closed for approximately $3.4 billion, or KRW 52,000 per share after adjusting for the 2014 dividend paid by HVCC to Visteon. The Company received net cash proceeds of approximately $2.7 billion and recognized a pre-tax gain of approximately $2.3 billion in June, 2015.

In connection with the closing of the Climate Transaction, Visteon, HVCC and/or the Purchasers have entered into certain other agreements, including a transition agreement (pursuant to which the parties will provide certain transition services for a specified period following the closing), a remediation agreement (pursuant to which Visteon will provide certain IT services for a period of time), engineering and support agreements (pursuant to which the parties will support certain operations of the other following the closing), and a letter agreement (pursuant to which Visteon has agreed to purchase from HVCC certain electronics operations located in India). Assets and liabilities associated with the Climate Transaction met the "held for sale" criteria during the second quarter ended June 30, 2015 and were reclassified as such in the December 31, 2014, Consolidated Balance Sheet.

The gain is summarized below (dollars in millions):

Gross proceeds	(1)	$3,423
Korea withholding tax	(2)	(377)
Professional fees	(3)	(20)
Korea security transaction tax	(4)	(17)
Divested cash balances	(5)	(345)
Net cash provided from investing activities		2,664
Net assets divested, excluding cash balances	(5)	(565)
Information technology separation and service obligations	(6)	(53)
Employee related charges	(7)	(45)
Electronics business repurchase obligation	(8)	(50)
Professional fees	(3)	(4)
Korea withholding tax recoverable	(2)	377
Net gain on Climate Transaction		$2,324

(1) Gross proceeds of $3.423 billion were received in connection with the Climate Transaction, translated at a spot rate of 1121.5 KRW to USD on June 9, 2015. Impacts of related hedging activities and exchange on proceeds conversion into USD are included in the Company's consolidated statements of comprehensive income as "Other expense, net" for the years ended December 31, 2015 and 2014.

(2) In connection with the transaction, the Company recorded a tax recoverable of $377 million for Korean capital gains tax withheld by the Purchasers and paid to the Korean government.  This amount reduced proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the year ended December 31, 2015.  The Company received the entire amount of the expected capital gains withholding tax in January 2016, amounting to $355 million as adjusted for interest and exchange as the refund was denominated in Korean won. Net exchange and interest impacts are recorded as provision for income taxes within discontinued operations.

(3) Professional fees of $24 million, representing fees paid to financial advisors, were based on a percentage of the gross proceeds, partially offset by previously paid retainer fees of $4 million, for a net payment of $20 million reducing proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the year ended December 31, 2015.

(4) Security transaction taxes of $17 million were remitted to the Korean government as of the transaction close, reducing proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the year ended December 31, 2015.

(5) Net assets of $910 million, including assets, liabilities, accumulated other comprehensive income and non-controlling interests, were divested in connection with the Climate Transaction. Divested assets included $345 million of cash balances, reflected as a reduction of transaction proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the year ended December 31, 2015.

(6) In connection with the Climate Transaction, the Company has entered an agreement pursuant to which Visteon will provide information technology ongoing and separation services for HVCC to fully operate as an independent entity with estimated costs of approximately $53 million. The remaining information technology liability is included in the Company's consolidated balance sheets as "Other current liabilities" as of December 31, 2015.

(7) Employee related charges of $45 million include bonus payments, the Company's assumption of incentive plan liabilities, and impacts of employment change in control provisions. Bonus payments of $30 million are classified in the Company's net cash provided from operating activities within the Company's consolidated statements of cash flows for the year ended December 31, 2015. Amounts remaining to be paid are included in the Company's consolidated balance sheets as "Accrued employee liabilities" as of December 31, 2015.

(8) In connection with the Climate Transaction, the Company has entered an agreement to purchase certain electronics operations located in India, expected to close in 2016 after legal separation and regulatory approvals are met. The Company has recorded a repurchase obligation of $50 million, representing the estimated purchase price of the subject business. The Company continues to consolidate the business, with net assets of approximately $22 million, based on the Company’s continued controlling financial interest.  The Company’s controlling financial interest was evaluated based on continued operating control and obligation to fund losses or benefit from earnings.  The business is included in a legal entity currently owned by HVCC and therefore the Electronics business assets are not available for general corporate purposes.  The repurchase commitment is included in the Company’s consolidated balance sheets as “Other current liabilities” as of December 31, 2015.

Interiors Transactions

Germany Interiors Divestiture

On December 1, 2015, Visteon completed the Germany Interiors Divestiture. The Company contributed cash, of approximately $141 million, assets of $27 million, and liabilities of $198 million including pension related liabilities. The Company will make a final contribution payment of approximately $30 million by November 2016 included in the Company's consolidated balance sheet as "Other current liabilities" as of December 31, 2015. The Company recognized a pre-tax loss on divestiture of $105 million related to foreign currency translation and pension benefit plan amounts previously recorded in accumulated other comprehensive loss.
Although the Germany Interiors Divestiture represents a continuation of the Company’s exit from the Interiors business, the divestiture is not considered a strategic shift given the size of the operations representing $86 million in 2015 sales.   Therefore, the operations do not qualify for discontinued operations presentation and operating results prior to the sale are classified within Other as continuing operations.

Interiors Divestiture

In May 2014, pursuant to a Master Purchase Agreement as subsequently amended, Visteon agreed to divest substantially all of its global Interiors business in exchange for the assumption of certain liabilities related to the Company's Interiors business and the payment of nominal cash consideration. Effective November 1, 2014, the Company closed on the majority of the Interiors Divestiture. Subsequent to the Master Closing, Visteon completed the sale of Interiors operations in India and Thailand on December 1, 2014 and February 2, 2015, respectively. The Company recorded losses of $16 million and $326 million during the years ended December 31, 2015 and 2014, respectively, in connection with the divestitures. Remaining operations subject to the Interiors Divestiture are located in Argentina and Brazil and are expected to close during 2016, due to delays in third party consents and approvals and other customary closing conditions. The Company expects to record losses in connection with the Argentina and Brazil portions of the Interiors Divestiture in future periods upon closing, which are estimated to be approximately $20 million. Assets and liabilities associated with the Argentina and Brazil Interiors operations met the "held for sale" criteria beginning in the second quarter of 2014 and are classified as "Current assets held for sale" or "Current liabilities held for sale" in the Consolidated Balance Sheets. The Interior Divestiture also met the conditions for discontinued operations treatment in May 2014, and its operations are presented as such in the statement of operations.

The Company also provided a $56 million revolving credit facility in connection with the Master Closing, representing the shortfall to the targeted amount of $90 million in external financing. The seller-backed facility was reduced as buyer credit facilities ramped up and the seller-backed facility will be reduced further if the buyer adds working capital facilities in Russia and Thailand. Draws under the seller-backed facility are only available to the extent buyer external credit facilities are fully drawn and any draws on the seller-backed facility must be repaid prior to amounts outstanding on any external credit facilities. The seller-backed facility has a maturity of three years, an interest rate of Libor plus 5% and a default rate of interest for any interest and/or principal payment defaults. As of December 31, 2015, there were no draws on this facility, and the amount available to the buyer under the facility was $39 million.

NOTE 5. Discontinued Operations

The operations subject to the Interiors Divestiture and Climate Transaction met conditions required to qualify for discontinued operations reporting. Accordingly, the results of operations for the Interiors and Climate businesses have been reclassified to Net income (loss) from discontinued operations in the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013.

Discontinued operations are summarized as follows:

	Year Ended December 31
	2015	2014	2013
	(Dollars in Millions)
Sales	$2,199	$5,757	$5,715
Cost of sales	2,039	5,239	5,226
Gross margin	160	518	489
Selling, general and administrative expenses	77	194	192
Gain on Climate Transaction	2,324	—	—
Long-lived asset impairment	4	190	—
Loss on interiors divestiture	12	136	—
Restructuring expense	2	17	18
Interest expense, net	2	7	4
Equity in net income of non-consolidated affiliates	6	13	11
Other expense	10	25	15
Income (loss) from discontinued operations before income taxes	2,383	(38)	271
Provision for income taxes	97	93	51
Net income (loss) from discontinued operations	2,286	(131)	220
Net income attributable to non-controlling interests	24	66	85
Net income (loss) from discontinued operations attributable to Visteon	$2,262	$(197)	$135

As of December 31, 2015, held for sale balances include assets and liabilities associated with operations subject to the Interiors Divestiture located in Argentina and Brazil. As of December 31, 2014, assets and liabilities related to the Interiors and Climate businesses were reclassified as held for sale in the consolidated balance sheets.

Held for sale balances are summarized as follows:

	December 31
	2015	2014
	(Dollars in Millions)
ASSETS HELD FOR SALE
Cash and equivalents	$1	$351
Accounts receivable, net	9	845
Inventories, net	4	334
Other current assets	3	130
Total current assets held for sale	17	1,660

Property and equipment, net	—	1,077
Intangible assets, net	—	251
Investments in non-consolidated affiliates	—	66
Other non-current assets	—	32
Total non-current assets held for sale	—	1,426
Total assets held for sale	$17	$3,086

LIABILITIES HELD FOR SALE
Short-term debt, including current portion of long-term debt	$—	$113
Accounts payable	6	718
Employee benefits	2	66
Other current liabilities	1	90
Total current liabilities held for sale	9	987

Long-term debt	—	252
Employee benefits	—	77
Deferred tax liabilities	—	67
Other non-current liabilities	—	36
Total non-current liabilities held for sale	—	432
Total liabilities held for sale	$9	$1,419

The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories within the consolidated statement of cash flows. Cash and non-cash items for certain operating and investing activities related to discontinued operations for the years ended December 31, 2015, 2014 and 2013 are as follows:

	Year Ended December 31
	2015	2014	2013
	(Dollars in Millions)
Depreciation and amortization	$84	$200	$222
Asset impairments and losses on divestitures	$16	$326	$—
Capital expenditures	$81	$244	$213

NOTE 6. Non-Consolidated Affiliates

Yanfeng Transactions

On August 12, 2013, Visteon entered into a Master Agreement with Huayu Automotive Systems Company Limited (“HASCO”), Yanfeng Visteon Automotive Trim Systems Co., Ltd. and Yanfeng Visteon Automotive Electronics Co., Ltd. (“YFVE”), pursuant to which, among other things, Visteon and HASCO agreed to modify their existing interests in automobile interiors and electronics joint ventures in the People’s Republic of China, including Yanfeng and YFVE. Pursuant to the Master Agreement, among other transactions, (i) Visteon agreed to sell its 50% ownership interest in Yanfeng for cash of approximately $928 million, (ii) Visteon agreed to sell its ownership interests in other Yanfeng-related interiors joint ventures for additional aggregate cash of approximately $96 million, and (iii) Visteon agreed to subscribe to an additional 11% ownership interest in YFVE for cash of approximately $58 million.

During the fourth quarter of 2013, Visteon completed some of the transactions contemplated under the Master Agreement including, but not limited to, the subscription to an additional 11% ownership interest in YFVE and the sale of its 50% ownership interest in Yanfeng. The Company recorded gains on the transactions completed during the year ended December 31, 2013, totaling $465 million.

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

In June 2015, the Company completed the sale of its 12.5% ownership interest in Yangfeng Visteon Jinqiao Automotive Trim Systems Co., Ltd. ("Jinqiao"), a Chinese automotive supplier, as contemplated under the Master Agreement, for proceeds of approximately $91 million and recorded a pre-tax gain of $62 million during the year ended December 31, 2015.

Restructuring of YFVE Electronics Investments

On November 7, 2013, Visteon made a cash payment of $58 million to subscribe to an additional 11% ownership interest in YFVE. This step acquisition increased Visteon's direct ownership interest in YFVE from a non-controlling 40% direct ownership interest to a controlling 51% direct ownership interest. Accordingly, from the date of step acquisition, the financial position, results of operations and cash flows of YFVE are consolidated into the Visteon financial statements as part of the Electronics business unit. Prior to the step acquisition Visteon accounted for YFVE as a non-consolidated affiliate under the equity method. Visteon applied business combination accounting and consolidated YFVE from November 1, 2013, forward, as activity between that date and the closing date of the acquisition was not material. Visteon determined the fair value of YFVE to be $293 million, representing the aggregate of the consideration transferred to acquire the additional 11% ownership interest in YFVE, the estimated fair value of Visteon's previous 40% equity interest in YFVE, and the estimated fair value of the 49% non-controlling interest in YFVE, as follows:

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

Equity in Net Income in Non-Consolidated Affiliates

The Company recorded equity in the net income of non-consolidated affiliates of $7 million for the year ended December 31, 2015, $2 million for the year ended December 31, 2014, and $202 million for the year ended December 31, 2013, respectively.

Equity in net income of non-consolidated affiliates for the year ended December 31, 2013, includes Yanfeng prior to its sale and $27 million representing Visteon's 50% equity interest in a non-cash gain recorded by Yanfeng. The gain resulted from the deconsolidation of YFVE pursuant to Visteon's November 2013, step acquisition to acquire a controlling 51% ownership interest in YFVE.
The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that an “other-than-temporary” decline in value has occurred, an impairment loss will be recorded, which is measured as the difference between the recorded book value and the fair value of the investment. Included in the Company’s retained earnings is undistributed income of non-consolidated affiliates accounted for under the equity method of approximately $8 million at December 31, 2014.
Investments in Non-Consolidated Affiliates
Investments in non-consolidated affiliates were $56 million and $99 million at December 31, 2015 and 2014, respectively. At December 31, 2015 and 2014, non-consolidated affiliates accounted for under the equity method totaled $45 million and $56 million while non-consolidated affiliates accounted for under the cost method totaled $11 million and $43 million, respectively.
A summary of the Company's investments in non-consolidated affiliates is provided below.

	December 31
	2015	2014
	(Dollars in Millions)
Yanfeng Visteon Electronics (China) Investment Co., Ltd. (50%)	$23	$33
Chongqing Changan Visteon Engine Control Systems Co., Ltd. (50%)	13	16
Changchun FAWAY Auto Electronics Co., Ltd. (50%)	7	6
OpenSynergy GMBH (18.5%)	6	7
Yanfeng Visteon Jinqiao Automotive Trim Systems Co., Ltd.	—	31
Others	7	6
Total investments in non-consolidated affiliates	$56	$99

In April 2014, the Company completed the sale of its 50% ownership interest in Duckyang Industry Co., Ltd., a Korean automotive interiors supplier. In connection with the transaction, the Company received total cash of approximately $31 million, including $6 million of dividends, and recorded a pre-tax gain of approximately $2 million.

The Company determined that Yanfeng Visteon Electronics (China) Investment Co., Ltd. (YFVIC), is a variable interest entity (VIE). The Company holds a variable interest in YFVIC primarily related to its ownership interests and subordinated financial support. The Company and Yanfeng each own 50% of YFVIC, therefore YFVIC is not consolidated since the Company is not the primary beneficiary of YFVIC.
At December 31, 2015, the Company has receivables due from YFVIC, including trade receivables and other advances of $36 million, a subordinated loan receivable of $10 million and payables due to YFVIC of $17 million. At December 31, 2014, the Company has trade receivables and other advances of $41 million and payables of $22 million related to YFVIC.
At December 31, 2015, the Company’s maximum exposure to loss in YFVIC is $100 million, which includes assets previously described and a $31 million loan guarantee.

A summary of transactions with affiliates is shown below:

	Year Ended December 31
	2015	2014
	(Dollars in Millions)
Sales to affiliates	$44	$50
Purchases from affiliates	$51	$46
In January, 2016 Visteon loaned a subsidiary of YFVIC approximately $8 million, expected to be repaid within five years.

NOTE 7. Restructuring Activities

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

Including amounts associated with discontinued operations, the Company recorded restructuring expenses of $42 million, $71 million, and $41 million during the years ended December 31, 2015, 2014 and 2013, respectively. Significant restructuring programs are summarized below by product group.

Electronics
In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve cost savings through transaction synergies. During the years ended December 31, 2015 and 2014, the Company recorded $20 million, net of reversals, and $37 million, respectively, of severance and termination benefits under this program associated with approximately 1,100 employees. Charges for the program are considered substantially complete and approximately $19 million remains accrued at December 31, 2015.

During October 2015, the Company announced a restructuring program designed to reduce the workforce at a European Electronics facility. The Company recorded $12 million of severance and termination benefits under this program associated with approximately 100 employees, which remains accrued as of December 31, 2015. The Company expects to record additional restructuring costs related to this program as the underlying plan is finalized.

Corporate

During 2012, the Company announced a program designed to realign its corporate and administrative functions directly to their corresponding operational beneficiary and to reduce corporate administrative costs. During the years ended December 31, 2015, 2014 and 2013 the Company recorded expenses for severance and termination benefit costs under this program of $4 million, $1 million, and $9 million, respectively. During the years ended December 31, 2015, 2014 and 2013, the Company paid cash to settle the employee severance and termination benefits of $2 million, $4 million, and $9 million, respectively. As of December 31, 2015, $2 million remains accrued for this program and charges are considered substantially complete.

Other

During 2014, the Company announced the closure of a Climate facility located in Quilmes, Argentina. In connection with the closure, the Company recorded $13 million of restructuring expenses, primarily related to severance and termination benefits associated with approximately 270 employees. Approximately $1 million remains accrued at December 31, 2015. The Company also announced the closure of a Climate facility located in Port Elizabeth, South Africa in 2014. In connection with the closure, the Company recorded and paid $2 million of restructuring expenses, primarily related to severance and termination benefits associated with approximately 90 employees.

Additionally, during 2014, the Company recorded $6 million of employee severance and termination benefit costs associated with approximately 100 employees at two European Interior facilities located in Spain. The Company made cash payments of approximately $3 million related to employee severance and termination benefits and approximately $3 million was divested as a result of the Interiors Divestiture.

During 2013, the Company announced a plan to restructure the workforce and related processes at an Interiors operation in Brazil. The Company recorded employee severance and termination benefit costs of $8 million associated with approximately 255 employees. The Company made cash payments of approximately $4 million and $4 million for related employee severance and termination benefits during the years ended December 31, 2014 and 2013, respectively. During 2014, the Company announced a plan to further reduce the workforce at an Interiors operation in Brazil and recorded $3 million for employee severance and termination benefits associated with approximately 50 employees. As of December 31, 2015, $1 million remains accrued for this program.

During 2012, the Company announced a plan to restructure three European Interiors facilities located in France and recorded approximately $30 million for employee severance and termination benefits associated with approximately 230 employees. During the years ended December 31, 2014 and 2013, the Company recorded an additional $5 million and $4 million, respectively, of employee severance and termination benefit costs associated with this program and made cash payments of approximately $16 million and $18 million, respectively, for related employee severance and termination benefits. As of December 31, 2015, approximately $3 million remains accrued for this program.

In connection with the reorganization of the Company's Climate operations in France, the Company recorded and paid cash to settle employee severance and termination benefits of $2 million, $3 million, and $14 million, respectively, for the years ended December 31, 2015, 2014 and 2013, associated with approximately 135 employees. Additionally, during 2013, the Company recorded and paid cash to settle employee severance and termination benefits of $4 million at a facility in Argentina.

Restructuring costs associated with entities subject to the Interiors Divestiture and Climate Transaction have been classified within discontinued operations on the Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013.

Restructuring Reserves

Restructuring reserve balances of $38 million and $39 million at December 31, 2015 and 2014, respectively, are classified as Other current liabilities on the Consolidated Balance Sheets. The Company anticipates that the activities associated with the restructuring reserve balance as of December 31, 2015 will be substantially completed by the end of 2016. The Company’s consolidated restructuring reserves and related activity are summarized below including amounts associated with discontinued operations.

	Electronics	Corporate	Other	Total
	(Dollars in Millions)
December 31, 2012	$1	$3	$35	$39
Expense	—	9	32	41
Reversals	(1)	—	(1)	(2)
Utilization	—	(9)	(40)	(49)
December 31, 2013	—	3	26	29
Expense	37	1	33	71
Utilization	(6)	(4)	(46)	(56)
Business divestiture	—	—	(3)	(3)
Foreign currency	(1)	—	(1)	(2)
December 31, 2014	30	—	9	39
Expense	36	4	2	42
Reversals	(4)	—	—	(4)
Utilization	(29)	(2)	(3)	(34)
Business divestiture	—	—	(1)	(1)
Foreign currency	(2)	—	(2)	(4)
December 31, 2015	$31	$2	$5	$38

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

NOTE 8. Inventories

Inventories consist of the following components:

	December 31
	2015	2014
	(Dollars in Millions)
Raw materials	$90	$103
Work-in-process	53	43
Finished products	44	62
	$187	$208

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

NOTE 9. Other Assets

Other current assets are comprised of the following components:

	December 31
	2015	2014
	(Dollars in Millions)
Recoverable taxes	$425	$78
Joint venture receivables	44	52
Contractually reimbursable engineering costs	34	36
Prepaid assets and deposits	28	30
Notes receivable	21	—
Deferred tax assets	—	20
Non-trade receivables	—	28
Other	12	6
	$564	$250

Recoverable taxes include Korean capital gains tax withheld by the Purchasers and paid to the Korean government in connection with the Climate Transaction of $364 million adjusted for currency and interest impacts. The Company recovered the Korean capital gains withholding tax in January 2016.

Notes receivable represent bank notes generally maturing within six months. Non-trade receivables represent accounts receivable that the Company invoiced on behalf of the buyer of the Interiors business until the underlying contractual customer agreements were transferred or otherwise modified.

Other non-current assets are comprised of the following components:

	December 31
	2015	2014
	(Dollars in Millions)
Deferred tax assets	$34	$23
Recoverable taxes	20	58
Contractually reimbursable engineering costs	4	31
Long term notes receivable	13	7
Other	18	26
	$89	$145

Current and non-current contractually reimbursable engineering costs of $34 million and $4 million, respectively, at December 31, 2015, are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of approximately $34 million in 2016, $3 million in 2017 and $1 million in 2018.

NOTE 10. Property and Equipment

Property and equipment, net consists of the following:

	December 31
	2015	2014
	(Dollars in Millions)
Land	$15	$17
Buildings and improvements	64	66
Machinery, equipment and other	353	337
Construction in progress	75	64
Total property and equipment	507	484
Accumulated depreciation	(170)	(136)
	337	348
Product tooling, net of amortization	14	15
Property and equipment, net	$351	$363

Depreciation and amortization expenses for property and equipment, excluding discontinued operations, are summarized as follows:

	Year Ended December 31
	2015	2014	2013
	(Dollars in Millions)
Depreciation	$66	$54	$32
Amortization	4	2	3
	$70	$56	$35

NOTE 11. Intangible Assets

Intangible assets at December 31, 2015 and 2014, were as follows:

		December 31, 2015			December 31, 2014
	Estimated Weighted Average Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(Dollars in Millions)
Definite-Lived:
Developed technology	7	$39	$20	$19	$39	$13	$26
Customer related	10	84	17	67	87	10	77
Other	32	8	1	7	8	1	7
Subtotal		131	38	93	134	24	110
Indefinite-Lived:
Goodwill		40	—	40	46	—	46
Total		$171	$38	$133	$180	$24	$156
A roll-forward of the net carrying amounts of intangible assets, by product group is presented below:

	Definite-lived intangibles			Indefinite-lived intangibles
	Developed Technology	Customer Related	Other	Goodwill	Total
	(Dollars in Millions)
Electronics:
December 31, 2013	$14	$89	$8	$51	$162
Additions	16	—	—	—	16
Foreign currency	3	(5)	(1)	(1)	(4)
Amortization	(7)	(7)	—	—	(14)
YFVE purchase adjustment	—	—	—	(4)	(4)
December 31, 2014	$26	$77	$7	$46	$156
Foreign currency	—	(2)	—	(4)	(6)
Amortization	(7)	(8)	—	—	(15)
Other	—	—	—	(2)	(2)
December 31, 2015	$19	$67	$7	$40	$133

NOTE 12. Other Liabilities

Other current liabilities are summarized as follows:

	December 31
	2015	2014
	(Dollars in Millions)
Income taxes payable	$63	$11
Electronics operations repurchase commitment	50	—
Restructuring reserves	38	39
Information technology separation and service obligations	36	10
Rent and royalties	33	24
Contribution payable	33	—
Product warranty and recall accruals	26	11
Non-income taxes payable	20	13
Joint venture payables	18	22
Deferred income	11	14
Foreign currency hedges	—	15
Deferred income taxes	—	3
Non-trade payables	—	24
Other	33	31
	$361	$217

In connection with the Climate Transaction, the Company entered an agreement to purchase certain electronics operations located in India, expected to close in 2016 after legal separation and regulatory approvals are met. The Company has recorded a repurchase commitment of $50 million, representing the estimated purchase price of the subject business.

Information technology separation and service obligations were established in connection with the Climate Transaction and Interiors Divestiture, representing ongoing and separation services for the divested businesses to operate as independent entities. As of December 31, 2015 and 2014, remaining obligations totaled $36 million and $10 million, respectively.

In connection with the Germany Interiors Divestiture, the Company will make a final contribution payment by November, 2016. See Note 4 "Divestitures" for additional disclosures.

Non-trade payables represent accounts payable for purchases the Company made on behalf of the buyer of the Interiors business. In connection with the Interiors Divestiture, the Company agreed to continue to pay supplier on behalf of the buyer until underlying contractual supplier agreements were transferred or otherwise modified.

Other non-current liabilities are summarized as follows:

	December 31
	2015	2014
	(Dollars in Millions)
Income tax reserves	$25	$45
Deferred income	15	20
Product warranty and recall accruals	12	10
Non-income tax reserves	10	19
Other	13	15
	$75	$109

NOTE 13. Debt

The Company’s short and long-term debt consists of the following:

		Weighted Average Interest Rate		Carrying Value
	Maturity	2015	2014	2015	2014
				(Dollars in Millions)
Short-Term Debt:
Current portion of long-term debt		4.6%	3.5%	$3	$8
Short-term borrowings		2.4%	3.6%	34	21
				$37	$29
Long-Term Debt:
Term facility due April 9, 2021	2021	3.5%	3.5%	$346	$583
Other	2015-2018	4.1%	4.2%	1	4
				$347	$587
Short-Term Debt

Short-term borrowings are primarily related to the Company's non-U.S. joint venture and are payable in Chinese Renminbi and Thai Baht. As of December 31, 2015 and 2014, the Company had short-term borrowings of $34 million and $21 million, respectively. Short-term borrowings increased in 2015 primarily to support working capital needs.

Available borrowings on outstanding affiliate credit facilities as of December 31, 2015, is approximately $19 million and certain of these facilities have pledged assets as security.
.
Long-Term Debt

On April 9, 2014, the Company entered into a credit agreement (the “Credit Agreement”), by and among the Company as borrower, each lender from time to time party thereto, each letter of credit issuer from time to time party thereto and Citibank, N.A. as administrative agent (the “Administrative Agent”), which provides for (i) delayed draw term loans in an aggregate principal of $600 million (the “Term Facility”) and (ii) a $200 million revolving credit facility (the “Revolving Facility”). The Company and certain of its subsidiaries have granted a security interest in substantially all of their respective property, subject to certain limitations.

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

The Term Facility matures on April 9, 2021 (the “Term Facility Maturity Date”), and the Revolving Facility shall mature on April 9, 2019 (the “Revolving Facility Maturity Date”). Loans made under the Term Facility are due and payable in full on the Term Facility Maturity Date. Loans made under the Revolving Facility are due and payable in full on the Revolving Facility Maturity Date. Outstanding borrowings may be prepaid without penalty (other than borrowings made for the purpose of reducing the effective interest rate margin or weighted average yield of the loans) in $100,000 increments over $500,000 for loans maintained under the Base Rate and in $250,000 increments over $1,000,000 for loans maintained under the Eurodollar Rate. There are mandatory prepayments of principal in connection with: (i) excess cash flow sweeps (in the amount of 50%, with step downs to 25% and 0% of the excess cash flow, depending on the then-applicable leverage), (ii) certain asset sales or other dispositions (including as a result of casualty or condemnation), (iii) certain refinancings of indebtedness and (iv) over-advances under the Revolving Facility. The Company was also required to repay quarterly 0.25% of the initial term loan drawn.

The Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, including financial covenants and contains customary events of default. The Term Facility and the Revolving Facility require that, as of the last day of any four consecutive fiscal quarters of the Company last ended (commencing as of June 30, 2014), the Company maintain a total net leverage ratio no greater than 3.00:1.00 (the “Financial Maintenance Covenant”). During any period when the Company’s corporate and family ratings meet certain specified ratings, certain of the negative covenants shall be suspended and the Financial Maintenance Covenant shall only be tested with respect to the Revolving Facility. As of December 31, 2015, the Company was in compliance with the Financial Maintenance Covenant.

All obligations under the Credit Agreement and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates are unconditionally guaranteed by certain of the Company’s subsidiaries. In connection with the Credit Agreement, on April 9, 2014, (i) the Company, certain of its subsidiaries and the Administrative Agent entered into a Security Agreement (the “Security Agreement”), (ii) certain subsidiaries of the Company and the Administrative Agent entered into a Guaranty Agreement (the “Guaranty Agreement”) and (iii) the Company, certain of its subsidiaries and the Administrative Agent entered into an Intellectual Property Security Agreement (together with the Security Agreement and the Guaranty Agreement, the “Security Documents”). Pursuant to the Security Documents, all obligations under the Credit Agreement are secured by a first-priority perfected lien (subject to certain exceptions) in substantially all of the property of the Company and the subsidiaries party to the Security Agreement, subject to certain limitations.

In connection with signing of the Credit Agreement, on April 9, 2014, the Company terminated its $130 million revolving loan credit agreement dated October 1, 2010. On June 23, 2014, the Company drew the $600 million term loan, net of an original issue discount of $9 million. During 2014, the Company made the required mandatory quarterly repayments of 0.25% of the initial term loan totaling $3 million. As of December 31, 2015, $346 million face value was outstanding under the Term Facility, and there were no outstanding borrowings under the Revolving Facility, after the June 2015 paydown noted below.

The Company executed an Amendment to the Credit Agreement on March 25, 2015. The Amendment, among other things, provides for certain modifications to the Credit Agreement to permit Visteon’s sale of its ownership interest in HVCC and otherwise to update the Credit Agreement to account for HVCC no longer being a subsidiary of Visteon following the Climate Transaction. While certain waivers granted under the Amendment became effective on March 25, 2015, the amendments relating to the Climate Transaction became effective substantially concurrent with the consummation of the Climate Transaction. Under the Amendment, Term Lenders agree to waive the requirement that 100% of the Net Cash Proceeds received by the Borrower or any of its Restricted Subsidiaries from the Climate Transaction be used to prepay the Term Loans so long as such Net Cash Proceeds are used to prepay the Term Loans within five Business Days of the receipt of such Net Cash Proceeds in an amount sufficient to reduce the aggregate principal amount of Term Loans outstanding after giving effect to such prepayment to no more than $350 million.

Visteon consummated the Climate Transaction on June 9, 2015 and subsequently paid down $246 million term loan principal on June 12, 2015 to reduce aggregate principal amount of Term Loans outstanding to $350 million. In connection with the principal reduction, the 0.25% mandatory quarterly prepayment obligation was considered met, therefore Visteon ceased making quarterly amortization payments. During the year ended December 31, 2015, the Company recorded $5 million of Loss on Debt Extinguishment costs, representing unamortized original issue discount, debt fees and amendment fees associated with the pay-down.

The Company's 6.75% senior notes due April 15, 2019 (the "Senior Notes") were issued under an Indenture (the "Indenture") among the Company, the subsidiary guarantors named therein, and the Bank of New York Mellon Trust Company, N.A., as trustee. The Indenture and the form of Senior Notes provided, among other things, that prior to April 15, 2014, the Company had the option to redeem up to 10% of the Senior Notes during any 12-month period from issue date until April 15, 2014 for a 103% redemption price, plus accrued and unpaid interest to the redemption date. The Company exercised this right in December 2013 and April 2014 to repurchase $50 million (10% of its Senior Notes aggregating $150 million of repurchases). Additionally, the Company had the option to redeem a portion or all of the Senior Notes beginning on April 15, 2014 for a 105.063% redemption price, plus accrued and unpaid interest to the redemption date. On April 9, 2014, the Company exercised this right and issued a call notice and redeemed the remaining $350 million of its Senior Notes on May 9, 2014. The Company recorded a $23 million loss on extinguishment of debt in the year ended December 31, 2014, related to the premium paid on the debt redemption and unamortized original issue discount, debt fees and other debt issue costs associated with the Senior Notes.

Other Long-Term Debt

As of December 31, 2015 and December 31, 2014, the Company had $1 million and $4 million, respectively, of other long-term debt outstanding. The amount outstanding on December 31, 2015 is primarily related to information technology software leases.

Debt Obligations

Debt obligations are primarily related to term loan amortization and lease obligations. As of December 31, 2015, debt obligations included maturities as follows: 2016 — $37 million; 2017 — $1 million; thereafter — $346 million. There are no debt obligations due during 2018, 2019 and 2020.

Other

The Company has a $15 million letter of credit facility. In connection with the facility, the Company must maintain a collateral account equal to 103% of the aggregate stated amount of issued letters of credit (or 110% for non-U.S. currencies) and must reimburse any amounts drawn under issued letters of credit. The Company had $6 million and $7 million of outstanding letters of credit issued under this facility secured by restricted cash, as of December 31, 2015 and 2014 respectively.

Additionally, the Company had $16 million of locally issued letters of credit at December 31, 2015 and 2014 to support various customs arrangements and other obligations at its local affiliates, of which $2 million is secured by cash collateral for the years ended December 31, 2015 and 2014. Of the locally issued letters of credit, $11 million were related to discontinued operations on December 31, 2014. Letters of credit for remaining operations of $16 million and $5 million at December 31, 2015 and 2014 respectively, are primarily related to customs, tax appeals and customer funded tooling.

Discontinued Operations

Short-Term Debt Held for Sale: As of December 31, 2014, short-term debt related to business reclassified as held for sale was $113 million, including international affiliate short-term borrowings of $111 million.

Long-Term Debt Held for Sale: As of December 31, 2014, long-term debt related to business reclassified as held for sale was $252 million.

During the first quarter of 2013, HVCC entered into and fully drew on two unsecured bilateral term loan credit agreements with aggregate available borrowings of approximately $195 million. As of December 31, 2014 and 2013 the USD equivalent of these agreements was $191 million and $195 million, respectively.

Included in other long-term debt at December 31, 2014 is approximately $16 million, attributable to a sale-leaseback arrangement for land and buildings located in Chihuahua, Mexico. In connection with the transaction in December 2012, the Company received proceeds of $19 million and entered into an agreement to lease the land and buildings back over a 5 year period. This sale-leaseback was accounted for as a direct financing arrangement, and the cash proceeds have been recorded as debt. The lease requires annual rental payments that are allocated between the reduction of indebtedness and interest expense using an incremental borrowing rate of 9.5%.

Other long-term debt related to business reclassified as held for sale was $45 million as of December 31, 2014. All debt classified as held for sale at December 31, 2014 has been sold in connection with the Climate Transaction.

NOTE 14. Employee Benefit Plans

Defined Benefit Plans

The Company sponsors pay related benefit plans for employees in the U.S., UK, Germany, Brazil, France, Mexico, Japan, India, and Canada. Employees in the U.S. are no longer accruing benefits under the Company's defined benefit plans as these plans were frozen. The Company’s defined benefit plans are partially funded with the exception of certain supplemental benefit plans for executives and certain non-U.S. plans, primarily in Germany, which are unfunded.

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

The Company's expense for all defined benefit pension plans, including discontinued operations, is as follows:

	U.S. Plans			Non-U.S. Plans
	Year Ended December 31			Year Ended December 31
	2015	2014	2013	2015	2014	2013
	(Dollars in Millions)
Costs Recognized in Income:
Service cost	$—	$—	$—	$14	$25	$23
Interest cost	34	43	47	19	31	27
Expected return on plan assets	(42)	(54)	(62)	(17)	(22)	(18)
Amortization of losses and other	1	—	—	8	3	3
Settlements and curtailments	—	(23)	—	—	(2)	(1)
Net pension (income) expense	$(7)	$(34)	$(15)	$24	$35	$34
Weighted Average Assumptions:
Discount rate	4.00%	4.75%	3.95%	3.17%	4.30%	4.10%
Compensation increase	N/A	N/A	N/A	3.49%	3.55%	3.45%
Long-term return on assets	7.00%	7.00%	7.00%	4.87%	5.10%	4.75%
In addition the Company recorded U.S. retirement benefit related restructuring expenses of $1 million during 2015.

The Company’s obligation for all defined benefit pension plans, is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31		Year Ended December 31
	2015	2014	2015	2014
	(Dollars in Millions)
Change in Benefit Obligation:
Benefit obligation — beginning	$864	$1,081	$617	$701
Service cost	—	—	14	25
Interest cost	34	43	19	31
Actuarial (gain) loss	(51)	152	(11)	136
Settlements and curtailments	—	(354)	(2)	(4)
Foreign exchange translation	—	—	(79)	(83)
Divestitures	—	—	(312)	(3)
Benefits paid and other	(44)	(58)	(15)	(21)
Benefit obligation including amounts held for sale — ending	803	864	231	782
Less: Amounts held for sale	—	—	—	165
Benefit obligation — ending	$803	$864	$231	$617
Change in Plan Assets:
Plan assets — beginning	$676	$960	$351	$434
Actual return on plan assets	(28)	127	9	45
Sponsor contributions	—	2	22	43
Settlements	—	(354)	—	—
Foreign exchange translation	—	—	(45)	(44)
Divestitures	—	—	(148)	(1)
Benefits paid and other	(44)	(59)	(15)	(21)
Plan assets including amounts held for sale — ending	604	676	174	456
Less: Amounts held for sale	—	—	—	105
Plan assets — ending	$604	$676	$174	$351
Total funded status at end of period, continuing operations	$(199)	$(188)	$(57)	$(266)
Balance Sheet Classification:
Other non-current assets	$—	$—	$2	$2
Accrued employee liabilities	(3)	—	(1)	(3)
Employee benefits	(196)	(188)	(58)	(265)
Non-current liabilities held for sale	—	—	—	(60)
Accumulated other comprehensive loss:
Actuarial loss	22	4	23	182
Tax effects/other		(1)	(9)	(29)
	$22	$3	$14	$153

The accumulated benefit obligation for all defined benefit pension plans, excluding those held for sale, was $1.00 billion and $1.42 billion at December 31, 2015 and 2014, respectively. The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for employee retirement plans with accumulated benefit obligations in excess of plan assets, excluding those held for sale, were $0.86 billion, $0.85 billion, and $0.62 billion, respectively, at December 31, 2015 and $1.28 billion, $1.24 billion and $0.85 billion, respectively, at December 31, 2014.

Assumptions used by the Company in determining its defined benefit pension obligations, excluding those held for sale, as of December 31, 2015 and 2014 are summarized in the following table:

	U.S. Plans		Non-U.S. Plans
Weighted Average Assumptions	2015	2014	2015	2014
Discount rate	4.37%	4.00%	4.60%	3.20%
Expected rate of return on assets	7.00%	7.00%	4.87%	4.70%
Rate of increase in compensation	N/A	N/A	3.70%	3.30%

Components of the net change in AOCI related to all defined benefit pension plans, exclusive of amounts attributable to non-controlling interests on the Company’s Consolidated Statements of Changes in Equity for the year ended December 31, 2015 and 2014, are as follows:

	U.S. Plans		Non-U.S. Plans
	2015	2014	2015	2014
	(Dollars in Millions)
Actuarial loss (gain)	$18	$79	$(4)	$113
Prior service credit	—	1	—	—
Deferred taxes	—	—	3	(8)
Currency/other	1	—	(18)	(24)
Reclassification to net income	—	23	(7)	(3)
Divestitures	—	—	(113)	—
	$19	$103	$(139)	$78
Actuarial losses for the year ended December 31, 2015 are primarily related to lower than expected return on plan assets. Actuarial losses of $1 million for the non-U.S. retirement plans, excluding those held for sale, are expected to be amortized to income during 2016.

Benefit payments, which reflect expected future service, are expected to be paid by the Company plans, excluding those held for sale, as follows:

	U.S. Plans	Non-U.S. Plans
	(Dollars in Millions)
2016	$48	$9
2017	44	5
2018	45	5
2019	45	6
2020	45	7
Years 2021 - 2025	208	50
During the year ended December 31, 2015, cash contributions to the Company's U.S. and non-U.S. defined benefit pension plans, excluding those held for sale, were $22 million. Additionally, the Company expects to make cash contributions to its U.S. defined benefit pension plans of $4 million in 2016. Contributions to non-U.S. defined benefit pension plans, excluding those held for sale, are expected to be $8 million during 2016. The Company’s expected 2016 contributions may be revised.

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

The Company’s retirement plan asset allocation, excluding those held for sale, at December 31, 2015 and 2014 and target allocation for 2016 are as follows:

	Target Allocation		Percentage of Plan Assets
	U.S.	Non-U.S.	U.S.		Non-U.S.
	2016	2016	2015	2014	2015	2014
Equity securities	33%	23%	33%	34%	34%	21%
Fixed income	22%	61%	22%	21%	55%	67%
Alternative strategies	45%	9%	44%	44%	8%	8%
Cash	—%	7%	1%	1%	3%	4%
	100%	100%	100%	100%	100%	100%
The expected long-term rate of return for defined benefit pension plan assets has been chosen based on various inputs, including returns projected by various external sources for the different asset classes held by and to be held by the Company’s trusts and its targeted asset allocation. These projections incorporate both historical returns and forward looking views regarding capital market returns, inflation and other variables. Pension plan assets are valued at fair value using various inputs and valuation techniques. A description of the inputs and valuation techniques used to measure the fair value for each class of plan assets is included in Note 19 Fair Value Measurements.

2016 Discount Rate for Estimated Service and Interest Cost: Through December 31, 2015, the Company recognized service and interest cost components of pension expense using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The single weighted average discount method represents the constant annual rate required to discount all future benefit payments related to past service from the date of expected future payment to the measurement date, such that the aggregate present value equals the obligation. The U.S. and certain non-U.S. frozen plans do not have a service component, as additional benefits are no longer accrued.

During the fourth quarter of 2015, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for pension benefits for its U.S. and certain non-U.S. plans. The Company has elected to utilize an approach that discounts individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The election and adoption of this method provides a more precise measurement of service and interest costs by improving the correlation between projected benefit cash flows and the corresponding spot yield curve rates. The use of disaggregated discount rates results in a different amount of interest cost compared to the traditional single weighted-average discount rate approach because of different weightings given to each subset of payments. The use of disaggregated discount rates affects the amount of service cost because the benefit payments associated with new service credits for active employees tend to be of longer duration than the overall benefit payments associated with the plan’s benefit obligation. As a result, the payments would be associated with longer-term spot rates on the yield curve, resulting in lower present values than the calculations using the traditional single weighted-average discount rate.

This change does not affect the measurement of the total benefit obligation, but will result in a decrease in the service and interest components of benefit cost beginning in 2016. Based on current economic conditions, the Company estimates that the service cost and interest cost for the affected plans will be reduced by approximately $7 million in 2016 as a result of the change in method. The Company has accounted for this as a change in accounting estimate that is inseparable from a change in accounting principle, and accordingly has accounted for it on a prospective basis.

Defined Contribution Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. Matching contributions for the U.S. defined contribution plan are 100% on the first 6% of pay contributed. The expense related to all matching contributions was approximately $10 million in 2015, $13 million in 2014, and $11 million in 2013.

Other Postretirement Employee Benefit Plans

In the U.S. and Canada, the Company has a financial obligation for the cost of providing other postretirement health care and life insurance benefits to certain of its employees under Company-sponsored plans. These plans generally pay for the cost of health care and life insurance for retirees and dependents, less retiree contributions and co-pays. Other postretirement benefit obligations were $2 million and $6 million at December 31, 2015 and 2014, respectively.

NOTE 15. Stock-Based Compensation

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

Generally, the Company's stock-based compensation instruments are subject to graded vesting and recognized on an accelerated basis. The settlement intention of the awards is at the discretion of the Organization and Compensation Committee of the Company's Board of Directors. These stock-based compensation awards generally provide for accelerated vesting upon a change-in-control, which is defined in the 2010 Incentive Plan and requires a double-trigger. Accordingly, the Company may be required to accelerate recognition of related expenses in future periods in connection with the change-in-control events and subsequent changes in employee responsibilities, if any.

On December 9, 2015, the Company approved a special cash distribution in the amount of $43.40 per share with a record date of January 15, 2016 and a payment date of January 22, 2016. Additionally, the Company recognized an incremental distribution payable of $15 million representing the distribution equivalent payments to be made to certain RSU and PSU holders upon vesting pursuant to the terms of the 2010 Incentive Plan and related RSU and PSU Agreements. In total, the Company recorded approximately $1.75 billion of Distribution payable on the Consolidated Balance Sheets as of December 31, 2015. Subsequent to this special cash distribution in January 2016, the Company modified exercise prices for outstanding stock options and SARs in accordance with the anti-dilution provision in the 2010 Incentive Plan and no incremental compensation expense is expected to be recognized.

The total recognized and unrecognized stock-based compensation expense, including discontinued operations, was as follows:

	Year Ended December 31			Unrecognized Stock-Based Compensation Expense
	2015	2014	2013	December 31, 2015
	(Dollars in Millions)
Performance based share units	$12	$14	$13	$4
Restricted stock units	4	6	12	4
Stock options	1	—	—	1
Restricted stock awards	—	—	3	—
Stock appreciation rights	—	1	1	—
Total stock-based compensation expense	$17	$21	$29	$9

Performance Based Share Units

PSUs that are expected to be settled in shares of the Company's common stock are recorded as equity awards. PSUs that are expected to be settled in cash are accounted for as liability awards. PSUs granted during the first and fourth quarter of 2012 vested during 2015 and were settled during the first quarter of 2015 and 2016, respectively. The Company's Compensation Committee determined a final payout of 56% and 100%, respectively, based on the Company's achievement of a pre-established relative total shareholder return goal compared to its peer group of automotive companies and a total shareholder return metric over a three year period. During 2015 and 2014, the Company granted approximately 44,000 and 30,000 PSUs, respectively. The number of such PSUs that will vest is based on the Company's achievement of a pre-established relative total shareholder return goal compared to its peer group over a three year period, which may range from 0% to 150% of the target award. These PSUs will vest on January 31, 2018 and 2017, respectively. A portion of each grant is expected to be settled in stock and cash.

For PSUs expected to be settled in shares of the Company's common stock, the grant date fair value was determined using the Monte Carlo valuation model. Unrecognized compensation expense at December 31, 2015 was $3 million for the non-vested portion of these awards and will be recognized over the remaining vesting period of approximately 1.7 years. For PSUs expected to be settled in cash, the period ending fair value of the obligation for these awards was determined using the Monte Carlo valuation model. The Company made cash settlement payments of $6 million during the year ended December 31, 2015. At December 31, 2015 and 2014, respectively, $8 million and $2 million were recorded under Accrued employee liabilities relating to PSUs while $1 million and $9 million were recorded under Employee benefits relating to PSUs. Unrecognized compensation expense at December 31, 2015 was $1 million for the non-vested portion of these awards and will be recognized over the remaining vesting period of approximately 1.8 years.

The Monte Carlo valuation model requires management to make various assumptions including the expected volatility, risk free interest rate and dividend yield. Expected volatility was calculated based on a rolling average of the daily stock closing prices of a peer group of companies with a period equal to the expected life of the award. The peer group of companies was used due to the relatively short history of the Company's common stock since its emergence from bankruptcy and due to the significant Company transformation between 2012 and 2015. The peer group was established using the criteria of similar industry (utilizing product mix), size (measured by market capitalization), leverage (measured using debt to equity ratio) and length of history. The risk-free rate was based on the U.S. Treasury yield curve in relation to the contractual life of the stock-based compensation instrument. The dividend yield was based on historical patterns and future expectations for Company dividends.

Weighted average assumptions used to estimate the fair value of PSUs granted during the years ended as of December 31, 2015 and 2014 are as follows:

	Year Ended December 31
	2015	2014
Expected volatility	33.0%	39.6%
Risk-free rate	0.95%	0.79%
Expected dividend yield	—%	—%

A summary of activity for PSUs, including award grants, vesting and forfeitures is provided below.

	PSUs	Weighted Average Grant Date Fair Value

	(In Thousands)
Non-vested at December 31, 2012	1,254	$33.32
Forfeited	(265)	32.33
Non-vested at December 31, 2013	989	33.59
Granted	30	90.45
Forfeited	(25)	35.92
Non-vested at December 31, 2014	994	35.25
Granted	44	104.81
Vested	(255)	36.57
Forfeited	(121)	43.21
Non-vested at December 31, 2015	662	$37.92

Restricted Stock Awards and Restricted Stock Units

RSAs and RSUs expected to be settled in shares of the Company's common stock are recorded as equity awards. Grant date fair value is measured as the average of the high and low market price of the Company's common stock as traded on the New York Stock Exchange on the date of grant. All RSAs have been fully vested and settled and there is no unrecognized compensation expense at December 31, 2015. The Company granted 50,000, 12,000 and 17,500 RSUs, expected to be settled in shares, during the year ended December 31, 2015, 2014 and December 31, 2013, respectively, at a weighted average grant date fair value of $103.89, $84.67 and $75.69 per share, respectively. These awards generally vest in one-third increments on the grant date anniversary over a three year vesting period. Unrecognized compensation expense at December 31, 2015 was $4 million for non-vested RSUs and will be recognized over the remaining vesting period of approximately 1.7 years.

RSUs expected to be settled in cash are accounted for as liability awards. The Company granted 6,000, 4,000 and 1,000 RSUs, expected to be settled in cash, during the years ended December 31, 2015, 2014 and 2013, respectively, at weighted average grant date fair values $101.66, $84.34 and $59.34 per share, respectively. The Company made cash settlement payments of $7 million, $1 million and $8 million during the years ended December 31, 2015, 2014 and 2013, respectively. At December 31, 2015 and 2014, less than $1 million and $1 million , respectively, were recorded under Accrued employee liabilities relating to RSUs while $1 million and $6 million, respectively, were recorded under Employee benefits relating to RSUs. These awards generally vest in one-third increments on the grant date anniversary over a three year vesting period. Unrecognized compensation expense at December 31, 2015 was less than $1 million for non-vested RSUs and will be recognized on a weighted average basis over the remaining vesting period of approximately 1.5 years. Additionally, as of December 31, 2015, the Company has 1,000 outstanding RSUs awarded at a weighted average grant date fair value of $108.41 under the Non-Employee Director Stock Unit Plan which vest immediately but are not cash settled until the participant terminates service.
A summary of activity for RSAs and RSUs, including grants, vesting and forfeitures is provided below.

	RSAs	RSUs	Weighted Average Grant Date Fair Value
	(In Thousands)
Non-vested at December 31, 2012	228	403	$51.20
Granted	—	19	74.55
Vested	(199)	(200)	54.76
Forfeited	(10)	(61)	44.88
Non-vested at December 31, 2013	19	161	48.26
Granted	—	16	84.58
Vested	(10)	(80)	53.68
Forfeited	—	(6)	52.49
Non-vested at December 31, 2014	9	91	54.64
Granted	—	55	103.66
Vested	(9)	(50)	54.47
Forfeited	—	(10)	71.33
Non-vested at December 31, 2015	—	86	$84.26

Stock Options and Stock Appreciation Rights

Stock Options expected to be settled in shares of the Company's common stock are recorded as equity awards with an exercise price equal to the average of the high and low market price at which the Company's common stock was traded on the New York Stock Exchange on the date of grant. The grant date fair value of these awards is measured using the the Black-Scholes option pricing model. The Company granted 54,000 and 32,000 Stock Options during the years ended December 31, 2015 and 2014, respectively. The weighted average grant date fair value of Stock Options granted during the years ended December 31, 2015 and 2014 was $36.68 and $33.98 per share, respectively. Stock Options generally vest in one-third increments on the grant date anniversary over a three year vesting period and have an expiration date 7 or 10 years from the date of grant. The Company received payments of $6 million, $13 million and $2 million related to the exercise of 71,494, 160,408 and 36,599 stock options with total intrinsic value of options exercised of $3 million, $4 million and less than $1 million during the years ended December 31, 2015, 2014 and 2013, respectively. Unrecognized compensation expense for non-vested Stock Options at December 31, 2015 was approximately $1 million and is expected to be recognized over a weighted average period of one year.

SARs expected to be settled in cash and are accounted for as liability awards with an exercise price equal to the average of the high and low market price at which the Company's common stock was traded on the New York Stock Exchange on the date of grant. The Company granted 9,000 SARs with a weighted average fair value of $36.63 in the year ended December 31, 2015 and 11,000 SARs with a weighted average fair value of $33.98 in the year ended December 31, 2014. The fair value of SARs is determined at each period-end using the Black-Scholes option pricing model. At December 31, 2015 and 2014, respectively, less than $1 million and $1 million were recorded under Accrued employee liabilities and less than $1 million and $1 million were recorded under Employee benefits. SARs generally vest in one-third increments on the grant date anniversary over a three year vesting period and have an expiration date 7 or 10 years from the date of grant. Unrecognized compensation expense at December 31, 2015 was less than $1 million for non-vested SARs and will be recognized on a weighted average basis over the remaining vesting period of 1.5 years.

The Black-Scholes option pricing model requires management to make various assumptions including the expected term, expected volatility, risk-free interest rate, and dividend yield. The expected term represents the period of time that granted awards are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. Expected volatility is calculated based on a rolling average of the daily stock closing prices of a peer group of companies with a period equal to the expected life of the award. The peer group of companies was used due to the relatively short history of the Company's common stock since its emergence from bankruptcy and due to the significant Company transformation between 2012 and 2015. The peer group was established using the criteria of similar industry (utilizing product mix), size (measured by market capitalization), leverage (measured using debt to equity ratio) and length of history. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of the stock-based compensation instrument. The dividend yield is based on historical patterns and future expectations for Company dividends.

Weighted average assumptions used to estimate the fair value of awards granted during the years ended December 31, 2015, 2014 and 2013 are as follows:

	Stock Options			SARs
	2015	2014	2013	2015	2014	2013
Expected term (in years)	5.00	5.00	N/A	4.41	5.00	4.45
Expected volatility	38.19%	43.61%	N/A	37.19%	43.61%	42.14%
Risk-free interest rate	1.60%	1.72%	N/A	1.63%	1.72%	1.51%
Expected dividend yield	—%	—%	N/A	—%	—%	—%

A summary of activity for Stock Options and SARs, including award grants, vesting and forfeitures is provided below.

	Stock Options	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
	(In Thousands)		(In Thousands)
December 31, 2012	362	$67.13	98	$68.36
Granted	—	—	—	—
Exercised	(36)	55.88	(3)	61.42
Forfeited or expired	(120)	67.81	(19)	66.80
December 31, 2013	206	68.74	76	69.06
Granted	32	84.67	11	84.67
Exercised	(160)	70.88	(40)	71.15
Forfeited or expired	(4)	66.75	(1)	76.28
December 31, 2014	74	71.22	46	70.46
Granted	54	102.59	9	101.58
Exercised	(71)	71.12	(38)	69.81
Forfeited or expired	(9)	101.58	(2)	98.46
December 31, 2015	48	101.40	15	$86.35

Exercisable at December 31, 2015	2	$74.29	8	$72.76

	Stock Options and SARs Outstanding
Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price
	(In Thousands)	(In Years)
$50.01 - $70.00	2	6.17	$53.57
$70.01 - $90.00	8	5.20	$77.99
$90.01 - $110.00	53	6.37	$102.62
	63

NOTE 16. Income Taxes

Income Tax Provision

Details of the Company's income tax provision from continuing operations are provided in the table below:

	Year Ended December 31
	2015	2014	2013
	(Dollars in Millions)
Income (Loss) Before Income Taxes: (a)
U.S	$(69)	$(76)	$(98)
Non-U.S	131	31	507
Total income before income taxes	$62	$(45)	$409
Current Tax Provision:
U.S. federal	$(18)	$—	$—
Non-U.S	71	45	96
U.S. state and local	—	—	—
Total current tax provision	53	45	96
Deferred Tax Provision (Benefit):
U.S. federal	—	—	—
Non-U.S	(26)	(13)	(40)
Total deferred tax provision (benefit)	(26)	(13)	(40)
Provision for income taxes	$27	$32	$56

(a) Income (loss) before income taxes excludes equity in net income of non-consolidated affiliates.
A summary of the differences between the provision for income taxes calculated at the U.S. statutory tax rate of 35% and the consolidated provision for income taxes is shown below:

	Year Ended December 31
	2015	2014	2013
	(Dollars in Millions)
Income before income taxes, excluding equity in net income of non-consolidated affiliates, at U.S. statutory rate of 35%	$22	$(16)	$143
Impact of foreign operations	32	36	(14)
State and local income taxes	1	11	(1)
Tax reserve adjustments	(9)	8	(38)
Change in valuation allowance	(53)	(8)	52
Germany interiors divestiture	48	—	—
Impact of tax law change	2	—	(29)
Yanfeng transactions	1	—	(58)
Tax benefits allocated to loss from continuing operations	(18)	—	—
Other	1	1	1
Provision for income taxes	$27	$32	$56
The Company’s provision for income tax for continuing operations was $27 million for year ended December 31, 2015. The unfavorable impact of foreign operations of $32 million includes a $35 million favorable variance due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate. These amounts were more than offset by $9 million of non-U.S. withholding taxes, $27 million U.S. and non-U.S. income taxes related to the repatriation of earnings, and $31 million represents foreign tax credit adjustments primarily related to electing to deduct expiring credits. The U.S. income tax consequences of these items approximate $58 million and were entirely offset by the U.S. valuation allowance. Tax reserve adjustments of $9 million primarily related to favorable audit developments in Asia during the first quarter of 2015, and statue expirations in Europe during the fourth quarter of 2015. The unfavorable $48 million variance related to the German interiors divestiture primarily reflects the inability to recognize the loss for German tax purposes, partially offset by a loss recognized for U.S. tax purposes and other adjustments which were fully offset by the U.S. valuation allowance.

In connection with various investment arrangements, the Company was granted "holidays" from income taxes in various foreign jurisdictions the most significant holidays associated with the Company's China operations. In total, the arrangements reduced income tax expense by approximately $10 million and $7 million in 2015 and 2014, respectively, and are included with the impact of foreign operations in the effective tax rates reconciliation. There was no significant reduction in income tax expense in 2013.

Accounting for income taxes generally requires that the amount of tax expense or benefit allocated to continuing operations be determined without regard to the tax effects of other categories of income or loss, such as discontinued operations and other comprehensive income. However, an exception to the general rule is provided when there is a pre-tax loss from continuing operations and aggregate pre-tax income from other categories in the current year. In such instances, income from other categories must offset the current loss from operations, the tax benefit of such offset being reflected in continuing operations even when a valuation allowance has been established against the deferred tax assets. In instances where a valuation allowance is established against current year operating losses, income from other sources, including discontinued operations and other comprehensive income, are considered when determining whether sufficient future taxable income exists to realize the deferred tax assets.

Prior to considering the effects of income taxes, the Company’s operations in the U.S. reported losses from continuing operations primarily as a result of the Germany Interiors Divestiture completed during the fourth quarter of 2015. Also in 2015, the Company reported net pre-tax income from other categories of income or loss, in particular, U.S. pre-tax income from discontinued operations attributable to the Climate Divestiture. The exception described in the preceding paragraph resulted in a charge to discontinued operations of $18 million. An offsetting tax benefit was recognized in continuing operations, effectively resulting from a reduction in the valuation allowance against deferred tax assets.

The Company’s provision for income tax for continuing operations was $32 million for year ended December 31, 2014. The unfavorable impact of foreign operations of $36 million includes a $3 million favorable variance due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate. These amounts were more than offset by $9 million of non-U.S. withholding taxes, $8 million U.S. and non-U.S. income taxes related to the repatriation of earnings, and $22 million represents foreign tax credit adjustments primarily related to electing to deduct expiring credits. The U.S. income tax consequences of these items approximate $30 million and were entirely offset by the U.S. valuation allowance. The $11 million impact of state and local income taxes primarily reflects the elimination of state net operating loss carryforwards resulting from formally exiting certain states during 2014 and was entirely offset by the U.S. valuation allowance. Tax reserve adjustments of $8 million primarily related to changes in uncertain tax benefits in connection with the Internal Revenue Service completing its audit during the fourth quarter of 2014 which was fully offset by the U.S. valuation allowance.

The Company's provision for income tax for continuing operations was $56 million for the year ended December 31, 2013. The favorable impact of foreign operations of $14 million includes a $1 million favorable variance due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate and $57 million represents primarily U.S. foreign tax credit adjustments. These amounts were partially offset by $22 million of non-U.S. withholding taxes and $22 million of U.S. and non-U.S. income taxes related to the repatriation of earnings. The U.S. income tax consequences of these items approximate $35 million and were entirely offset by the U.S. valuation allowance. Tax reserve adjustments of $38 million primarily relate to reevaluating transfer pricing-related exposures in Europe and the United States due to audit closures during 2013. The $29 million impact of tax law changes is primarily attributable to tax reform in Mexico resulting in restoration of deferred tax assets, including net operating loss carryforwards, which were partially offset by a related valuation allowance of $26 million. The favorable $58 million variance related to the Yanfeng transactions primarily reflects the tax benefit associated with available foreign tax credits. The U.S. income tax consequences associated with the Yanfeng transactions approximate $54 million and were fully offset by the U.S. valuation allowance.

Deferred Income Taxes and Valuation Allowances

Deferred income taxes are provided for temporary differences between amounts of assets and liabilities for financial reporting purposes and the basis of such assets and liabilities as measured by tax laws and regulations, as well as net operating loss, tax credit and other carryforwards. The Company recorded deferred tax liabilities, net of valuation allowances and excluding amounts held for sale, for U.S. and non-U.S. income taxes and non-U.S. withholding taxes of approximately $14 million and $27 million as of December 31, 2015 and 2014, respectively, on the undistributed earnings of certain consolidated and unconsolidated foreign affiliates as such earnings are intended to be repatriated in the foreseeable future. The amount the Company expects to repatriate is based upon a variety of factors including current year earnings of the foreign affiliates, foreign investment needs and the cash flow needs the Company has in the U.S. With the completion of the Company's business plan in December 2015, the Company reassessed the amount of foreign earnings determined to be permanently reinvested and concluded that the remaining amount will be repatriated to the U.S. in the foreseeable future. As such, the Company has recorded a deferred tax liability of $155 million which is fully offset against the U.S. valuation allowance as the Company anticipates the planned timing of future repatriations should be sheltered against existing U.S. tax attributes without jeopardizing anticipated U.S. cash flow needs. The Company has not provided for deferred income taxes or foreign withholding taxes on the remainder of undistributed earnings from consolidated foreign affiliates because such earnings are considered to be permanently reinvested. It is not practicable to determine the amount of deferred tax liability on such earnings as the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.

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

The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s effective tax rate. The Company will maintain full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries, including Germany and France, until sufficient positive evidence exists to reduce or eliminate the valuation allowances. While the Company believes it is more likely than not that its deferred tax assets will be realized, failure to achieve taxable income targets which considers, among other sources, future reversals of existing taxable temporary differences, would likely result in an increase in the valuation allowance in the applicable period.

The components of deferred income tax assets and liabilities, including amounts held for sale, are as follows:

	December 31
	2015	2014
	(Dollars in Millions)
Deferred Tax Assets:
Employee benefit plans	$96	$130
Capitalized expenditures for tax reporting	26	36
Net operating losses and credit carryforwards	1,422	1,385
Fixed assets and intangibles	17	3
All other	140	230
Valuation allowance	(1,498)	(1,687)
Total deferred tax assets	$203	$97
Deferred Tax Liabilities:
Fixed assets and intangibles	$24	$84
Investment in foreign affiliates, including withholding tax	159	36
All other	7	21
Total deferred tax liabilities	$190	$141
Net deferred tax assets (liabilities)	$13	$(44)
Consolidated Balance Sheet Classification:
Other current assets	$—	$20
Other current assets held for sale	—	21
Other non-current assets	34	23
Other non-current assets held for sale	—	17
Other current liabilities	—	3
Other current liabilities held for sale	—	2
Deferred tax liabilities non-current	21	53
Deferred tax liabilities non-current held for sale	—	67
Net deferred tax assets (liabilities)	$13	$(44)
At December 31, 2015, the Company had available non-U.S. net operating loss carryforwards and capital loss carryforwards of $1.3 billion and $4 million, respectively, which have carryforward periods ranging from 5 years to indefinite. The Company had available U.S. federal net operating loss carryforwards of $1.8 billion at December 31, 2015, which will expire at various dates between 2027 and 2030. U.S. foreign tax credit carryforwards are $396 million at December 31, 2015. These credits will begin to expire in 2020. The Company had available tax-effected U.S. state operating loss carryforwards of $21 million at December 31, 2015, which will expire at various dates between 2020 and 2035.

In connection with the Company's emergence from bankruptcy and resulting change in ownership on the Effective Date, an annual limitation was imposed on the utilization of U.S. net operating losses, U.S. credit carryforwards and certain U.S. built-in losses (collectively referred to as “tax attributes”) under Internal Revenue Code (“IRC”) Sections 382 and 383. The collective limitation is approximately $120 million per year on tax attributes in existence at the date of change in ownership. Additionally, the Company has approximately $396 million of U.S. foreign tax credits that are not subject to any current limitation since they were realized after the Effective Date.

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

As of the end of 2015, valuation allowances totaling $1.5 billion have been recorded against the Company’s deferred tax assets. Of this amount, $1.1 billion relates to the Company’s deferred tax assets in the U.S. and $405 million relates to deferred tax assets in certain foreign jurisdictions, primarily Germany and France.

Unrecognized Tax Benefits, Inclusive of Discontinued Operations

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
Gross unrecognized tax benefits at December 31, 2015 and 2014 including amounts held for sale were $37 million and $60 million, respectively. Of these amounts approximately $29 million and $40 million, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at December 31, 2015 and 2014 were $3 million and $27 million, respectively.

There were several items that impacted the Company’s unrecognized tax benefits resulting in a $13 million net reduction in income tax expense, inclusive of interest and penalties, as of December 31, 2015, of which $9 million and $4 million of income tax benefits were reflected in continuing operations and discontinued operations, respectively. During the first quarter of 2015, the Company received a favorable order from the Joint Commissioner of Income Tax in India related to numerous appeals in connection with assessments initiated over seven years ago associated with the transfer price used to value certain share transactions. During the first and second quarters of 2015, the Internal Revenue Service ("IRS") completed consecutive audits of the Company's U.S. climate affiliate for the 2011 through 2013 tax years. In connection with the Climate Transaction, the Company eliminated substantially all of the unrecognized tax benefits associated with the climate legal entities by $21 million. Also in connection with this transaction, the amount of unrecognized tax benefits that impact the rate increased by $12 million to reflect the anticipated U.S. income tax related to the 2015 tax year after utilizing available tax attributes. As described further below, as a consequence of the Company abandoning its pursuit of further appeals related to the alleged underpayment of withholding tax on dividends paid from its Korean affiliates, the Company recorded $7 million of income tax expense related to dividends paid from its former Korean affiliates in 2013 and 2014. In February 2016, the Company received, and subsequently paid, tax assessments from the Korean tax authorities in the amount of $7 million related to underpayment of withholding taxes.

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
With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2012 or state and local, or non-U.S. income tax examinations for years before 2003 although U.S. net operating losses carried forward into open tax years technically remain open to adjustment. During the third quarter of 2015, the IRS contacted the Company to begin the examination process of the Company's U.S. tax returns for the 2012 and 2013 tax years. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in Europe and Asia (exclusive of the Korean withholding tax settlement described above) could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) in the amount of $25 million, is included in Other non-current liabilities, while the current portion in the amount of $7 million, is included in Other current liabilities on the consolidated balance sheet.

A reconciliation of the beginning and ending amount of unrecognized tax benefits including amounts attributable to discontinued operations is as follows:

	Year Ended December 31
	2015	2014
	(Dollars in Millions)
Beginning balance	$60	$73
Tax positions related to current period
Additions	3	8
Tax positions related to prior periods
Additions	12	8
Reductions	(35)	(25)
Settlements with tax authorities	(1)	(1)
Lapses in statute of limitations	(2)	(2)
Effect of exchange rate changes	—	(1)
Ending balance	$37	$60
In connection with the Climate Transaction, $377 million of Korean capital gains tax was withheld by the Purchasers and paid to the Korean government. As of December 31, 2015 the Company recorded $364 million related to the tax withheld, reflecting adverse exchange impacts of $17 million, partially offset by interest income of $4 million, both of which were reflected as discontinued operations income tax expense. The Company received $355 million of the Korean capital gains withholding tax in January 2016, representing the entire amount of the expected Korean capital gains tax refund as received in Korean won, including interest and adverse exchange impacts of $9 million. Also in connection with the Climate Transaction, the Company withdrew its appeals related to the alleged underpayment of withholding tax on dividends paid from its former Korean affiliates through 2012 and eliminated the various income tax refund claims previously recorded at the Climate legal entities.

During 2012, Brazilian tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) of approximately $11 million, adjusted for currency impacts, related to the sale of its chassis business to a third party. During 2013, after attempts to reopen an appeal of the administrative decision failed, Sistemas opened a judicial proceeding against the government to address the notice, which required a deposit in the amount of the assessment to suspend the debt and allow Sistemas to operate regularly before the tax authorities. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level.
In December 2015, the Portuguese tax authorities refunded $5 million related to an outstanding claim from 2000 representing the entire amount of the claim, including $2 million of interest recorded as income tax benefit from continuing operations. Appeal payments in Korea and Brazil, as well as income tax refund claims associated with other jurisdictions, total $376 million as of December 31, 2015, of which $364 million is included in Other current assets, while $12 million is included in Other non-current assets on the consolidated balance sheet.

NOTE 17. Stockholders’ Equity and Non-controlling Interests

Share Repurchase Program

In July 2012, the board of directors authorized the repurchase of up to $100 million of the Company's common stock. During 2012, the Company repurchased 1,005,559 shares of its outstanding common stock at an weighted average price of $49.72 per share, excluding commissions, for the aggregate purchase price of $50 million. In January 2013, the board of directors authorized an increase of share repurchase amount by an additional $200 million and brought the total share repurchase authorization to $300 million. In March 2013, the Company entered into an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. The program concluded in April 2013 and the Company received 2,209,078 shares in total. The final settlement price for all shares delivered under the program was $56.58.

In August 2013, the Company's board of directors raised the authorization of its remaining share repurchase program from $125 million to $1 billion over the next two years. The Company entered into another ASB program in August 2013 with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. This program concluded in December 2013 and the Company received 1,676,900 shares in total. The final settlement price for all shares delivered under the program was $74.54.

In May 2014, the Company announced another ASB program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $500 million. Under the program, the Company paid the financial institution $500 million and received an initial delivery of 3,394,157 shares of common stock using a reference price of $92.07, and an additional delivery of 1,129,001 shares of common stock following the conclusion of the hedge period which determined a certain minimum amount of shares guaranteed under a portion of the program that had a maximum per share price of $100.54. On October 15, 2014, the capped portion of the program concluded, and the Company received an additional 112,269 shares. The final settlement price for all shares delivered under the capped portion of the program was $96.19. On May 1, 2015, the uncapped portion of the program concluded, and the Company received an additional 534,214 shares. The final settlement price for all shares delivered under the uncapped portion of the program was $97.25.

On June 11, 2015, the Company's board of directors authorized an additional $125 million of share repurchase for a total of $500 million available for share repurchase. On June 15, 2015, the Company entered into another ASB program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $500 million. Under the program, the Company paid the financial institution $500 million and received an initial delivery of 3,712,297 shares of common stock, which was approximately 80% of the total number of shares of the Company’s common stock expected to be repurchased under the ASB Agreement based on the closing price of the Company’s common stock on June 15, 2015. In December 2015, the program concluded and the Company received an additional 1,058,965 shares. The final settlement price for all shares delivered under this 2015 ASB program was $104.79.

On December 9, 2015, the Company's board of directors authorized $500 million of share repurchase of its shares of common stock through December 31, 2016. On December 16, 2015, the Company entered into a stock repurchase agreement with a third party financial institution to purchase shares of its common stock complying with the provisions of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934 (“10b5-1 Share Repurchase Program”). The new 10b5-1 Share Repurchase Program

is open until March 1, 2016 with the maximum purchase amount of $150 million, net of commissions. Under this program, the third-party financial institution will repurchase the Company’s shares at the prevailing market prices pursuant to specified share price and daily volume limits. Through February 19, 2016, the Company has purchased a total of approximately 1,307,500 shares with an weighted average price of $64.06 under this 10b5-1 Share Repurchase Program.

Distribution

On December 9, 2015, the Company declared a special distribution of $43.40 per share of its common stock outstanding as of January 15, 2016, or approximately $1.75 billion in the aggregate, payable on January 22, 2016 and classified as "Distribution payable" on the Consolidated Balance Sheet as of December 31, 2015. The special cash distribution is funded from Climate Transaction proceeds.
Treasury Stock

As of December 31, 2015, the Company's board of directors has authorized a total of $1.8 billion in share repurchases since July of 2012. As a result of the execution of the share repurchase program, the Company's treasury stock has increased. In 2012, open market repurchases under the share repurchase program contributed a total of 1,005,559 shares to treasury stock. The $125 million ASB that completed on April 17, 2013, contributed a total of 2,209,078 shares to treasury stock in 2013. The $125 million ASB that completed on December 20, 2013, contributed a total of 1,676,900 shares to treasury stock in 2013. The $500 million ASB program entered into on May 8, 2014, contributed a total of 4,635,427 shares to treasury stock in 2014. The $500 million ASB program entered into on June 16, 2015 contributed a total of 4,771,262 shares to treasury stock in 2015. At December 31, 2015 and 2014, the Company held approximately 15,180,000 and 10,080,000 shares of common stock in treasury for use in satisfying obligations under employee incentive compensation arrangements. The Company values shares of common stock held in treasury at cost.

Non-Controlling Interests

Non-controlling interests in the Visteon Corporation economic entity are as follows:

	December 31
	2015	2014
	(Dollars in Millions)
HVCC	$—	$798
YFVE	100	118
SVAE	41	39
Other	1	1
Total non-controlling interests	$142	$956

In connection with the Electronics Acquisition, the Company acquired a controlling 60% interest in Shanghai Visteon Automotive Electronics Co., Ltd. ("SVAE"). In connection with the preliminary purchase price allocation, the non-controlling interest in SVAE was recorded at estimated fair value based on management's estimates, available information, and reasonable and supportable assumptions as of the July 1, 2014, transaction closing date. Additionally, the Company utilized a third-party to assist with the estimation of fair value. The estimated fair value of the non-controlling interest in SVAE was based on the discounted cash flows method, which is an income approach. This fair value measurement is classified within level 3 of the fair value hierarchy.

Warrants

The warrants to purchase up to 2,355,000 shares of common stock at an exercise price of $9.66 per share, which expire ten years from issuance ("Ten Year Warrants") may be net share settled and are recorded as permanent equity in the Company’s consolidated balance sheets with 909 warrants outstanding at December 31, 2015 and 2014. The Ten Year Warrants were valued at $15.00 per share on October 1, 2010 using the Black-Scholes option pricing model. Significant assumptions used in determining the fair value of such warrants at issuance included share price volatility and risk-free rate of return. The volatility assumption was based on the implied volatility and historical realized volatility for comparable companies. The risk-free rate assumption was based on U.S. Treasury bond yields.

The warrants to purchase up to 1,552,774 shares of common stock at an exercise price of $58.80 per share with expiration of five years from issuance ("Five Year Warrants") may be net share settled and are recorded as permanent equity in the Company’s consolidated balance sheets. The Five Year Warrants were valued at $3.62 per share on October 1, 2010 using the Black-Scholes option pricing model. Significant assumptions used in determining the fair value of such warrants at issuance included share price volatility and risk-free rate of return. The volatility assumption was based on the implied volatility and historical realized volatility for comparable companies. The risk-free rate assumption was based on U.S. Treasury bond yields. There were 806,436 Five Year Warrants outstanding at December 31, 2014. In 2015, 671,674 warrants were exercised and 134,762 warrants expired on October 15, 2015.

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

Accumulated Other Comprehensive Income (Loss)
Changes in AOCI and reclassifications out of AOCI by component includes:

	Year Ended December 31
	2015	2014
	(Dollars in Millions)
Changes in AOCI:
Beginning balance	$(299)	$(12)
Other comprehensive loss before reclassification, net of tax	(73)	(247)
Amounts reclassified from AOCI	(10)	(40)
Divestitures	192	—
Ending balance	$(190)	$(299)

Changes in AOCI by component:
Foreign currency translation adjustments
Beginning balance	$(138)	$(37)
Other comprehensive loss before reclassification, net of tax (a)	(96)	(100)
Amounts reclassified from AOCI	(1)	(1)
Divestitures (b)	80	—
Ending balance	(155)	(138)
Benefit plans
Beginning balance	(156)	25
Other comprehensive income (loss) before reclassification, net of tax (a)	—	(161)
Amounts reclassified from AOCI (c)	7	(20)
Divestitures (b)	113	—
Ending balance	(36)	(156)
Unrealized hedging gain (loss)
Beginning balance	(5)	—
Other comprehensive income before reclassification, net of tax (d)	23	14
Amounts reclassified from AOCI (e)	(16)	(19)
Divestitures (b)	(1)	—
Ending balance	1	(5)
AOCI ending balance	$(190)	$(299)
(a) There were no income tax effects for either period due to the recording of valuation allowance.
(b) Amounts are included in Loss on Divestiture and Net income from discontinued operations, net of tax, on the Consolidated Statements of Operations.
(c) Amount included in the computation of net periodic pension cost. (See Note 14 Employee benefit plans for additional details.) Net tax expense of $3 million and net tax benefit of $8 million related to benefit plans for the years ended December 31, 2015 and 2014, respectively.

(d) Net tax expense of $2 million and benefit of $2 million are related to unrealized hedging gain (loss) for the year ended December 31, 2015 and 2014, respectively.
(e) Amount is included in Cost of sales in Consolidated Statement of Comprehensive Income.

Restricted Net Assets

Restricted net assets related to the Company’s non-consolidated affiliates were approximately $56 million and $165 million, respectively, as of December 31, 2015 and 2014. Restricted net assets related to the Company’s consolidated subsidiaries were approximately $156 million and $392 million, respectively as of December 31, 2015 and 2014. Restricted net assets of consolidated subsidiaries are attributable to the Company’s operations in China, where certain regulatory requirements and governmental restraints result in significant restrictions on the Company’s consolidated subsidiaries ability to transfer funds to the Company.

NOTE 18. Earnings (Loss) Per Share

A summary of information used to compute basic and diluted earnings (loss) per share attributable to Visteon is as follows:

	Year Ended December 31
	2015	2014	2013
	(In Millions, Except Per Share Amounts)
Numerator:
Net income (loss) from continuing operations attributable to Visteon	$22	$(98)	$555
Net income (loss) from discontinued operations attributable to Visteon	2,262	(197)	135
Net income (loss) attributable to Visteon	$2,284	$(295)	$690
Denominator:
Average common stock outstanding - basic	42.3	45.8	50.0
Dilutive effect of warrants and PSUs	1.1	—	1.1
Diluted shares	43.4	45.8	51.1

Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon:
Continuing operations	$0.52	$(2.14)	$11.10
Discontinued operations	53.48	(4.30)	2.70
	$54.00	$(6.44)	$13.80
Diluted earnings (loss) per share attributable to Visteon:
Continuing operations	$0.51	$(2.14)	$10.86
Discontinued operations	52.12	(4.30)	2.64
	$52.63	$(6.44)	$13.50

The potentially dilutive impact of common stock and certain common stock equivalents including warrants, performance-based share units, and stock options were excluded from the computation of weighted average diluted shares outstanding as inclusion of such items would be anti-dilutive. All common stock equivalents including warrants, performance-based share units, and stock options were dilutive and included in the computation of weighted average diluted shares outstanding for the year ended December 31, 2015, for the years ended December 31, 2014 and 2013 such anti-dilutive items are summarized as follows:

	Year Ended December 31
	2014			2013
	(In Millions, Except Per Share Amounts)
Number of warrants	1.3			—
Exercise price	$58.80			$—
Number of performance stock units	1.0			0.1
Number of stock options	0.1			0.2
Exercise price	$53.48	-	$84.67	$44.55	-	$74.08

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

The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis, excluding those held for sale, are as follows.

	December 31, 2015
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in Millions)
Asset Category:
Retirement plan assets	$270	$377	$131	$778
Foreign currency instruments	—	7	—	7
Liability Category:
Foreign currency instruments	$—	$1	$—	$1
Interest rate swaps	—	1	—	1

	December 31, 2014
	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in Millions)
Asset Category:
Retirement plan assets	$304	$423	$300	$1,027
Foreign currency instruments	—	3	—	3
Liability Category:
Foreign currency instruments	$—	$15	$—	$15

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

•	Insurance contracts are reported at cash surrender value and have significant unobservable inputs and are categorized as Level 3.

The fair values of the Company’s U.S. retirement plan assets are as follows:

	December 31, 2015
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in Millions)
Registered investment companies	$152	$—	$—	$152
Common trust funds	—	258	—	258
LDI	—	85	—	85
Limited partnerships	—	—	107	107
Short-term investments	—	2	—	2
Total	$152	$345	$107	$604

	December 31, 2014
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in Millions)
Registered investment companies	$167	$—	$—	$167
Common trust funds	—	294	—	294
LDI	—	89	—	89
Limited partnerships	—	—	120	120
Short-term investments	—	6	—	6
Total	$167	$389	$120	$676

The fair value measurements which used significant unobservable inputs are as follows:

Actual Return on Plan Assets	GTAA	Limited Partnerships	Insurance Contracts
	(Dollars in Millions)
December 31, 2012	$140	$139	$8
Relating to assets still held at the reporting date	(16)	15	—
Purchases, sales and settlements	(54)	93	—
December 31, 2013	$70	$247	$8
Relating to assets still held at the reporting date	—	4	—
Purchases, sales and settlements	(70)	(62)	(8)
Transfer to Level 2	—	(69)	—
December 31, 2014	$—	$120	$—
Return on assets held at the reporting date	—	(3)	—
Purchases, sales and settlements	—	(10)	—
Transfer out	—	—	—
December 31, 2015	$—	$107	$—

The transfer from Level 3 to Level 2 is due to the increase in the availability of observable inputs in determining the fair value of this investment. The Company's policy is that such transfers occur at the beginning of the reporting period.

The fair values of the Company’s Non-U.S. retirement plan assets, excluding those held for sale, are as follows:

	December 31, 2015
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in Millions)
Registered investment companies	$84	$—	$—	$84
Treasury and government securities	24	25	—	49
Cash and cash equivalents	4	—	—	4
Corporate debt securities	4	5	—	9
Common and preferred stock	2	—	—	2
Common trust funds	—	4	—	4
Limited partnerships	—	—	14	14
Insurance contracts	—	—	10	10
Other	—	(2)	—	(2)
Total	$118	$32	$24	$174

	December 31, 2014
Asset Category	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
	(Dollars in Millions)
Registered investment companies	$83	$—	$—	$83
Treasury and government securities	26	21	—	47
Cash and cash equivalents	9	—	—	9
Corporate debt securities	7	3	—	10
Common and preferred stock	3	—	—	3
Common trust funds	9	5	—	14
Limited Partnerships	—	—	11	11
Insurance contracts	—	—	169	169
Other	—	5	—	5
Total	$137	$34	$180	$351

Fair value measurements which used significant unobservable inputs are as follows:

Actual Return on Plan Assets	Insurance Contracts	Limited Partnership
	(Dollars in Millions)
December 31, 2012	$190	$14
Return on assets held at the reporting date	11	1
Purchases, sales and settlements	(16)	(5)
December 31, 2013	$185	$10
Return on assets held at the reporting date	(14)	1
Purchases, sales and settlements	(2)	—
December 31, 2014	$169	$11
Return on assets held at the reporting date	—	(1)
Purchases, sales and settlements	—	4
Divestitures	(159)	—
December 31, 2015	$10	$14

Items Measured at Fair Value on a Non-recurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. As further described in Note 3, "Business Acquisitions", the Company utilized a third party to assist in the fair value determination of the preliminary purchase price allocation for the Electronics Acquisition. Management’s allocation of fair values to asset and liabilities was completed through a combination of cost, market and income approaches. These fair value measurements are classified within Level 3 of the fair value hierarchy. As further described in Note 4, "Divestitures", the fair value of the assets and liabilities subject to the Interiors Divestiture was less than the carrying value. As a result, the long-lived assets were reduced to zero and impairment loss of $4 million and $190 million was recorded in the years ended December 31, 2015 and 2014, respectively. As the impairment was determined using other observable inputs, the fair value measurements are classified within Level 2 of the fair value hierarchy. Other assets considered "held for sale" may be impaired in comparing the purchase price, considered fair value, to the carrying value. The Company recorded $1 million of asset impairment associated with assets held for sale for the year ended December 31, 2015 classified as "Other expense, net" in the Consolidated Statements of Operations.

Fair Value of Debt

The fair value of debt, excluding amounts classified as held for sale, was approximately $385 million and $613 million at December 31, 2015 and December 31, 2014, respectively. Fair value estimates were based on quoted market prices or current rates for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt is classified as Level 1, "Market Prices" and Level 2, "Other Observable Inputs" in the fair value hierarchy, respectively.

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

For a designated cash flow hedge, the effective portion of the change in the fair value of the derivative instrument is recorded in AOCI in the consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss included in AOCI is recorded in earnings and reflected in the consolidated statement of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in operating results. For a designated fair value hedge, both the effective and ineffective portions of the change in the fair value of the derivative instrument are recorded in earnings and reflected in the consolidated statement of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. For a designated net investment hedge, the effective portion of the change in the fair value of the derivative instrument is recorded as a cumulative translation adjustment in AOCI in the consolidated balance sheet. Cash flows associated with designated hedges are reported in the same category as the underlying hedged item. Derivatives not designated as a hedge are adjusted to fair value through operating results. Cash flows associated with derivatives are reported in Net cash provided from operating activities in the Company’s consolidated statements of cash flows.

Foreign Currency Exchange Rate Risk

Foreign Exchange Risk: The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends, investments in subsidiaries and anticipated foreign currency denominated transactions. The Company utilizes derivative financial instruments, including forward and option contracts, to reduce impact to the Company’s cash flow from changes in exchange rates. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s current primary hedged foreign currency exposures include the Euro, Japanese Yen and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies.

As of December 31, 2015 and 2014, the Company had derivative instruments that consisted primarily of option and forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $264 million and $2,379 million, respectively. Fair value estimates of these contracts are based on quoted market prices and other observable inputs. The December 31, 2015 instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the AOCI component of Stockholders’ equity in the Company’s consolidated balance sheet.

During 2015, the Company entered into currency exchange derivatives with a notional amounts to manage foreign currency exposure on certain non-U.S. denominated foreign entities. These derivatives have been designated as hedges of the Company's net investments in European affiliates with the effective portion of the gain or loss reported in the "Accumulated other comprehensive loss" component of Stockholder's equity in the Company's consolidated balance sheet. There was no ineffectiveness associated with these derivatives as of December 31, 2015 and the fair value of such derivatives was an asset of $4 million.

During the year ended December 31, 2014, the Company entered into a foreign currency option contract with a notional value of $2,229 million to manage foreign currency exposure on anticipated KRW denominated proceeds in connection with the Climate Transaction. Approximately $660 million of this option contract was designated as a hedge of the Company's net investment in HVCC with the effective portion of the gain or loss reported in the AOCI component of Stockholders’ equity in the Company’s consolidated balance sheets. The gain or loss from the non-designated portion of this foreign currency option contract is recorded as "Other expense, net" in the Company’s consolidated statement of operations. Final settlement of these hedges occurred during the second quarter of 2015 in connection with the closing of the Climate Transaction.

Interest Rate Risk: The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company uses derivative financial instruments to manage exposure to fluctuations in interest rates in connection with its risk management policies.

During 2015, the Company entered into interest rate swaps with a notional amount of $150 million that effectively convert designated cash flows associated with underlying interest payments on the Term Facility from a variable interest rate to a fixed interest rate, the maturities of these swaps will not exceed the underlying Term Facility. The instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in "Accumulated other comprehensive loss" component of Stockholders' equity in the Company's consolidated balance sheets and such gains and losses will be reclassified at the time the underlying hedged transactions are realized. The ineffective portion of these swaps is assessed based on the hypothetical derivative method and is recorded as interest expense in the Company's consolidated statements of comprehensive income. As of December 31, 2015 there was no ineffectiveness associated with these derivatives and the fair value was a liability of $1 million.

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

Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s consolidated balance sheets at December 31, 2015 and 2014 as follows:

	Assets			Liabilities
Risk Hedged	Classification	2015	2014	Classification	2015	2014
	(Dollars in Millions)
Designated:
Foreign currency	Other current assets	$7	$5	Other current assets	$1	$2
Foreign currency	Other current liabilities	—	1	Other current liabilities	—	6
Interest Rate Swaps	Other current liabilities	—	—	Other current liabilities	1	—
Non-designated:
Foreign currency	Other current liabilities	—	—	Other current liabilities	—	10
		$7	$6		$2	$18

	Gross Amount Recognized		Gross Amounts Offset in the Statement of Financial Position		Net Amounts Presented in the Statement of Financial Position
	December 31		December 31		December 31
Foreign Currency Derivatives and Interest Rate Swaps	2015	2014	2015	2014	2015	2014
	(Dollars in Millions)
Assets:
Designated	$7	$5	$1	$2	$6	$3
	$7	$5	$1	$2	$6	$3
Liabilities:
Designated	$1	$6	$—	$1	$1	$5
Non-designated	—	10	—	—	—	10
	$1	$16	$—	$1	$1	$15

Gains and losses on derivative financial instruments, which includes both continuing and discontinued operations, for the year ended December 31, 2015 and 2014 are as follows:

	Amount of Gain (Loss)
	Recorded in AOCI, net of tax		Reclassified from AOCI into Income		Recorded in Income
	2015	2014	2015	2014	2015	2014
	(Dollars in Millions)
Foreign currency risk – Cost of sales:
Cash flow hedges	$33	$(4)	$8	$19	$—	$—
Non-designated cash flow hedges	—	—	—	—	(3)	1
Foreign currency risk – Other expense:
KRW option and forward contracts	(4)	(5)	8	—	3	(10)
Non-designated cash flow hedges	—	—	—	—	(4)	—
	$29	$(9)	$16	$19	$(4)	$(9)

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

Concentrations of Credit Risk

Financial instruments including cash equivalents, derivative contracts, and accounts receivable, expose the Company to counter-party credit risk for non-performance. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantially investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counter-party and through monitoring counter-party credit risks. The Company’s concentration of credit risk related to derivative contracts at December 31, 2015 and 2014 is not material.

Ford, Mazda and Nissan/Renault are the Company's largest customers and in 2015 accounted for sales of approximately 34%, 16% and 14%, respectively. In 2014 and 2013 Ford accounted for 41% and 52%, respectively, Mazda and Nissan/Renault individually did not account for greater than 10% of sales for 2014 and 2013. The Company's credit risk with any individual customer does not exceed ten percent of total accounts receivable except for Ford and its affiliates which represent 18% and 22%, and Mazda which represent 10% and 7% at December 31, 2015 and 2014, respectively.

Management periodically performs credit evaluations of its customers and generally does not require collateral.

NOTE 21. Commitments and Contingencies

Litigation and Claims

In 2003, the Local Development Finance Authority of the Charter Township of Van Buren, Michigan (the “Township”) issued approximately $28 million in bonds finally maturing in 2032, the proceeds of which were used at least in part to assist in the development of the Company’s U.S. headquarters located in the Township. During January 2010, the Company and the Township entered into a settlement agreement (the “Settlement Agreement”) that, among other things, reduced the taxable value of the headquarters property to current market value and facilitated certain claims of the Township in the Company’s chapter 11 proceedings. The Settlement Agreement also provided that the Company would continue to negotiate in good faith with the Township in the event that property tax payments was inadequate to permit the Township to meet its payment obligations with respect to the bonds. In September 2013, the Township notified the Company in writing that it is estimating a shortfall in tax revenues of between $25 million and $36 million, which could render it unable to satisfy its payment obligations under the bonds. On May 12, 2015, the Township commenced a proceeding against the Company in the U. S. Bankruptcy Court for the District of Delaware in connection with the foregoing. Upon the Company’s motion to dismiss, the Township dismissed the proceeding before the Delaware Bankruptcy Court and re-commenced the proceeding against the Company in the Michigan Wayne County

Circuit Court on July 2, 2015. The Township sought a declaratory judgment that, among other things, the Company is responsible under the Settlement Agreement for payment of any shortfall in the bond debt service payments. The Company filed a motion for summary disposition in August 2015 on the basis that the Township's claims were not ripe for adjudication. In February 2016, the court granted the Company's motion and dismissed the Township's complaint without prejudice. In the event of an appeal or other recommencement of the proceedings, the Company continues to dispute the factual and legal assertions made by the Township and intends to vigorously defend the matter. The Company is not able to estimate the possible loss or range of loss in connection with this matter.

In November 2013, the Company and HVCC, jointly filed an Initial Notice of Voluntary Self-Disclosure statement with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) regarding certain sales of automotive HVAC components by a minority-owned, Chinese joint venture of HVCC into Iran. The Company updated that notice in December 2013, and subsequently filed a voluntary self-disclosure regarding these sales with OFAC in March 2014. In May 2014, the Company voluntarily filed a supplementary self-disclosure identifying additional sales of automotive HVAC components by the Chinese joint venture, as well as similar sales involving an HVCC subsidiary in China, totaling approximately $12 million, and filed a final voluntary-self disclosure with OFAC on October 17, 2014. OFAC is currently reviewing the results of the Company’s investigation. Following that review, OFAC may conclude that the disclosed sales resulted in violations of U.S. economic sanctions laws and warrant the imposition of civil penalties, such as fines, limitations on the Company's ability to export products from the United States, and/or referral for further investigation by the U.S. Department of Justice. Any such fines or restrictions may be material to the Company’s financial results in the period in which they are imposed, but is not able to estimate the possible loss or range of loss in connection with this matter. Additionally, disclosure of this conduct and any fines or other action relating to this conduct could harm the Company’s reputation and have a material adverse effect on our business, operating results and financial condition. The Company cannot predict when OFAC will conclude its own review of our voluntary self-disclosures or whether it may impose any of the potential penalties described above.

The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of December 31, 2015, the Company maintained accruals of approximately $7 million for claims aggregating approximately $69 million. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

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

	Year Ended December 31
	2015	2014
	(Dollars in Millions)
Beginning balance	$46	$49
Accruals for products shipped	15	16
Change in estimates	(1)	(1)
Specific cause actions	17	6
Recoverable warranty/recalls	5	—
Foreign currency translation	(2)	(1)
Business divestiture	(25)	(2)
Settlements	(17)	(21)
Ending balance, including held for sale	38	46
Less: Held for sale	—	25
Ending balance	$38	$21
Guarantees and Commitments

The Company provided a loan guarantee to YFVIC, a 50% owned joint venture, in connection with the October 14, 2014 YFVIC acquisition of a 49% direct ownership in YFVE. The guarantee contains standard non-payment provisions to cover the borrowers in event of non-payment of principal, accrued interest, and other fees for its five year tenor. The outstanding loan is approximately $31 million at December 31, 2015.

As part of the agreements of the Climate Transaction and Interiors Divestiture, the Company continues to provide lease guarantees to divested HVCC and Interiors entities. As of December 31, 2015, the Company has approximately $12 million and $15 million outstanding guarantees respectively related to divested HVCC and Interiors entities. These guarantees will generally cease upon expiration of current lease agreements.

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

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in "Other current liabilities" and "Other non-current liabilities" in the consolidated balance sheets. At December 31, 2015, the Company had recorded a reserve of less than $1 million for environmental matters. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

Operating Leases

At December 31, 2015, excluding amounts related to discontinued operations, the Company had the following minimum rental commitments under non-cancelable operating leases: 2016 — $23 million; 2017 — $18 million; 2018 — $15 million; 2019 — $14 million; 2020 — $13 million; thereafter — $65 million. Rent expense was approximately $45 million, $36 million, and $26 million for the years ended December 31, 2015, 2014 and 2013, respectively.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at December 31, 2015 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 22. Segment Information

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

The Company’s reportable segments are as follows:

•
Electronics — Electronics segment provides cockpit electronics products, including audio systems, information displays, instrument clusters, head up displays, infotainment systems, and telematics solutions. Electronics accounted for approximately 95%, 90%, and 81% of the Company’s total product sales, excluding intra-product group eliminations, for the years ended December 31, 2015, 2014 and 2013, respectively.

•
Other — Other includes entities located in South America and Europe previously associated with the Interiors and Climate businesses but not subject to discontinued operations classification. On December 1, 2015, Visteon completed the Germany Interiors Divestiture with sales of $86 million and $131 million for the years ended December 31, 2015 and 2014, respectively. Other accounted for approximately 5%, 10%, and 19% of the Company’s total product sales, excluding intra-product group eliminations, for the years ended December 31, 2015, 2014 and 2013, respectively.

Key financial measures reviewed by the Company’s chief operating decision makers are as follows.
Segment Sales

	Year Ended December 31
	2015	2014	2013
	(Dollars in Millions)
Electronics	$3,107	$2,386	$1,455
Other	153	251	345
Eliminations	(15)	(51)	(76)
Total consolidated sales	$3,245	$2,586	$1,724

Segment Adjusted EBITDA

The Company defines Adjusted EBITDA as net income attributable to the Company adjusted to eliminate the impact of depreciation and amortization, restructuring expense, net interest expense, loss on debt extinguishment, equity in net income of non-consolidated affiliates, loss on divestiture, gain on non-consolidated affiliate transactions, other net expense, provision for income taxes, discontinued operations, net income attributable to non-controlling interests, non-cash stock-based compensation expense, pension settlement gains and other non-operating gains and losses.

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

Segment Adjusted EBITDA for the years ended December 31, 2015, 2014 and 2013 is summarized below.

	Year Ended December 31
	2015	2014	2013
	(Dollars in Millions)
Electronics	$348	$221	$121
Other	(12)	6	19
Total segment Adjusted EBITDA	336	227	140
Reconciling Item:
Corporate	(54)	(50)	(59)
Total consolidated Adjusted EBITDA	$282	$177	$81

The reconciliation of Adjusted EBITDA to net income (loss) attributable to Visteon for the years ended December 31, 2015, 2014 and 2013 is as follows:

	Year Ended December 31
	2015	2014	2013
	(Dollars in Millions)
Adjusted EBITDA	$282	$177	$81
Depreciation and amortization	85	70	41
Restructuring expense	36	54	21
Interest expense, net	14	21	35
Loss on debt extinguishment	5	23	2
Equity in net income of non-consolidated affiliates	(7)	(2)	(202)
Loss on divestiture	105	—	—
Gain on non-consolidated affiliate transactions	(62)	(2)	(470)
Other expense, net	25	61	23
Provision for income taxes	27	32	56
Net (income) loss from discontinued operations, net of tax	(2,286)	131	(220)
Net income attributable to non-controlling interests	44	89	85
Non-cash, stock-based compensation expense	8	12	16
Pension settlement gain	—	(25)	—
Other	4	8	4
Net income (loss) attributable to Visteon Corporation	$2,284	$(295)	$690

Segment Operating Assets

	Inventories, net		Property and Equipment, net
	2015	2014	2015	2014
	(Dollars in Millions)
Electronics	$173	$187	$328	$317
Other	14	21	9	26
Total segment operating assets	187	208	337	343
Corporate	—	—	14	20
Total consolidated operating assets	$187	$208	$351	$363

Segment Expenditures

	Depreciation and Amortization			Capital Expenditures
	Year Ended December 31			Year Ended December 31
	2015	2014	2013	2015	2014	2013
	(Dollars in Millions)			(Dollars in Millions)
Electronics	$77	$56	$30	$99	$87	$46
Other	2	8	2	4	2	9
Total segment	79	64	32	103	89	55
Corporate	6	6	9	3	7	1
Total consolidated	$85	$70	$41	$106	$96	$56

Corporate includes depreciation and amortization and capital expenditures attributable to the Company’s technical centers, corporate headquarters and other administrative and support functions.

Financial Information by Geographic Region

	Sales (a)			Property and Equipment, net
	Year Ended December 31
	2015	2014	2013	2015	2014
	(Dollars in Millions)
United States	$844	$739	$538	$14	$24
Mexico	73	43	26	59	57
North America	917	782	564	73	81
Portugal	419	470	443	57	52
Slovakia	262	118	—	27	25
Germany	86	115	125	3	19
Tunisia	185	106	—	15	15
France	144	90	—	26	31
Hungary	—	—	70	—	—
Other Europe	98	74	56	14	18
Intra-region eliminations	(71)	(48)	(43)	—	—
Europe	1,123	925	651	142	160
China	688	578	87	69	58
Japan	498	240	128	11	10
India	73	66	52	25	21
Thailand	86	56	62	10	6
Korea	20	23	23	1	1
Intra-region eliminations	(171)	(76)	(10)	—	—
Asia	1,194	887	342	116	96
South America	124	182	227	20	26
Inter-region eliminations	(113)	(190)	(60)	—	—
	$3,245	$2,586	$1,724	$351	$363
(a) Sales are based on geographic areas in which the Company operates.

NOTE 23. Summary Quarterly Financial Data (Unaudited)

The following table presents summary quarterly financial data for continuing operations.

	2015				2014
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Millions, Except Per Share Amounts)
Sales	$816	$812	$808	$809	$502	$503	$793	$788
Gross margin	112	99	105	114	73	57	93	117
Income (loss) from continuing operations before income taxes	33	89	31	(84)	14	(38)	(11)	(8)
Net income (loss) from continuing operations	24	65	21	(68)	1	(36)	(21)	(19)
Net income (loss)	70	2,224	10	24	48	(141)	1	(114)
Net income (loss) attributable to Visteon Corporation	$50	$2,208	$5	$21	$19	$(155)	$(21)	$(138)

Per Share Data:
Basic earnings (loss) per share attributable to Visteon Corporation	$1.13	$50.88	$0.12	$0.52	$0.39	$(3.35)	$(0.48)	$(3.12)
Diluted earnings (loss) per share attributable to Visteon Corporation	$1.10	$49.73	$0.12	$0.52	$0.38	$(3.35)	$(0.48)	$(3.12)

For the quarter ended December 31, 2015, net income (loss) from continuing operations and net income (loss) attributable to Visteon Corporation includes income of approximately $11 million and $5 million, respectively, for corrections of overstated liabilities and discontinued operations related to previous quarters in 2015 and 2014.

Net income (loss) and net income (loss) attributable to Visteon Corporation for the quarter ended June 30, 2015 included a gain on the Climate Transaction of $2.3 billion and a gain on sale of non-consolidated affiliates of $62 million. Net income (loss) and net income (loss) attributable to Visteon Corporation for the quarter ended December 31, 2015 included a loss on the Germany Interiors Divestiture of $105 million.

Sales for the quarters ended September 30, 2014 through December 31, 2015 include the impacts of the Electronics Acquisition effective July 1, 2014.

Net income (loss) and net income (loss) attributable to Visteon Corporation for the quarters ended June 30, 2014, September 30, 2014 and December 31, 2014 included an impairment loss of $173 million, $15 million and $2 million as the long-lived assets subject to Interiors Divestiture were written down in their entirety. In addition, net income (loss) and net income (loss) attributable to Visteon Corporation for the quarter ended December 31, 2014 included a loss of $136 million associated with the Master Closing and India Closing of the Interiors Divestiture.

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

As of December 31, 2015, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2015.

Internal Control over Financial Reporting

Management’s report on internal control over financial reporting is presented in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K along with the attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the effectiveness of internal control over financial reporting as of December 31, 2015. There were no changes in the Company's internal control over financial reporting during the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as set forth herein, the information required by Item 10 regarding its directors is incorporated by reference from the information under the captions “Item 1. Election of Directors,” “Corporate Governance - Board Committees,” "2017 Stockholder Proposals and Nominations" and “Section 16(a) Beneficial Ownership Reporting Compliance” in its 2016 Proxy Statement. The information required by Item 10 regarding its executive officers appears as Item 4A under Part I of this Annual Report on Form 10-K.

The Company has adopted a code of ethics, as such phrase is defined in Item 406 of Regulation S-K, that applies to all directors, officers and employees of the Company and its subsidiaries, including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer. The code, entitled “Ethics and Integrity Policy,” is available on the Company's website at www.visteon.com.

Item 11.	Executive Compensation

The information required by Item 11 is incorporated by reference from the information under the captions “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” in its 2016 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth herein, the information required by Item 12 is incorporated by reference from the information under the caption “Stock Ownership” in its 2016 Proxy Statement.

Equity Compensation Plan Information

The following table summarizes information as of December 31, 2015 relating to its equity compensation plans pursuant to which grants of stock options, stock appreciation rights, stock rights, restricted stock, restricted stock units and other rights to acquire shares of its common stock may be made from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders	812,398	$97.81	2,002,794
Equity compensation plans not approved by security holders
Total	812,398	$97.81	2,002,794

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

The information required by Item 13 is incorporated by reference from the information under the captions “Corporate Governance - Director Independence” and “Transactions with Related Persons” in its 2016 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information under the captions “Audit Fees” and “Audit Committee Pre-Approval Process and Policies” in its 2016 Proxy Statement.

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

3. Exhibits

The exhibits listed on the "Exhibit Index" on pages 128-130 hereof are filed with this report or incorporated by reference as set forth therein.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	(Benefits)/ Charges to Income	Deductions(a)	Other(b)	Balance at End of Period
	(Dollars in Millions)
Year Ended December 31, 2015:
Allowance for doubtful accounts	$15	$4	$—	$(5)	$14
Valuation allowance for deferred taxes	1,687	(53)	—	(136)	1,498
Year Ended December 31, 2014:
Allowance for doubtful accounts	$7	$1	$—	$7	$15
Valuation allowance for deferred taxes	1,710	(8)	—	(15)	1,687
Year Ended December 31, 2013:
Allowance for doubtful accounts	$7	$(1)	$—	$1	$7
Valuation allowance for deferred taxes	1,695	52	—	(37)	1,710
____________

(a)	Deductions represent uncollectible accounts charged off.

(b)	Doubtful accounts - represents discontinued operations activity and divestitures.
Deferred taxes - represents valuation allowance. Represents adjustments recorded through other comprehensive income, exchange, expiration of tax attribute carryforwards, valuation allowance charges allocated to discontinued operations, and various tax return true-up adjustments, all of which impact deferred taxes and the related valuation allowances. In 2015, the $136 million overall reduction in the valuation allowances for deferred taxes is comprised of $72 million related to valuation allowance benefits allocated to discontinued operations, $46 million related to exchange, $31 million related to other comprehensive income. These decreases were partially offset by $13 million increases in the valuation allowance for various tax return true-up adjustments and other items.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Visteon Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ Stephanie S. Marianos
Stephanie S. Marianos
Assistant Controller and Chief Accounting Officer

Date: February 25, 2016

	Signature	Title
	/s/ SACHIN LAWANDE	Director, President and Chief Executive Officer
	Sachin Lawande	(Principal Executive Officer)

	/s/ JEFFREY M. STAFEIL	Executive Vice President and Chief Financial Officer
	Jeffrey M. Stafeil	(Principal Financial Officer)

	/s/ STEPHANIE S. MARIANOS	Assistant Controller and Chief Accounting Officer
	Stephanie S. Marianos	(Principal Accounting Officer)

	/s/ DUNCAN H. COCROFT*	Director
Duncan H. Cocroft

	/s/ JEFFREY D. JONES*	Director
Jeffrey D. Jones

	/s/ JOANNE M. MAGUIRE*	Director
Joanne M. Maguire

	/s/ ROBERT MANZO*	Director
Robert Manzo

	/s/ FRANCIS M. SCRICCO*	Director
Francis M. Scricco

	/s/ DAVID L. TREADWELL*	Director
David L. Treadwell

	/s/ HARRY J. WILSON*	Director
Harry J. Wilson

	/s/ ROUZBEH YASSINI-FARD*	Director
Rouzbeh Yassini-Fard

	/s/ KAM-HO GEORGE YUEN*	Director
Kam-Ho George Yuen

*By:	/s/ PETER M. ZIPARO
Peter M. Ziparo
Attorney-in-Fact

Exhibit Index

Exhibit No.	Description
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

10.2
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

10.3.1
Amendment No. 1, dated as of March 25, 2015, to Credit Agreement, dated as of April 9, 2014, by and among Visteon Corporation, each lender from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on March 27, 2015).

10.4
Visteon Corporation 2010 Incentive Plan, as amended as of June 11, 2015 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A of Visteon Corporation filed on May 4, 2015).*

10.4.1	Form of Performance Stock Unit Grant Agreement (2014) under the Visteon Corporation 2010 Incentive Plan.*
10.4.2	Form of Restricted Stock Unit Grant Agreement (2014) under the Visteon Corporation 2010 Incentive Plan.*

Exhibit No.	Description
10.4.3	Form of Terms and Conditions of Nonqualified Stock Options (2015) under the Visteon Corporation 2010 Incentive Plan.*
10.4.4	Form of Performance Stock Unit Grant Agreement (2015) under the Visteon Corporation 2010 Incentive Plan.*
10.4.5	Form of Restricted Stock Unit Grant Agreement (2015) under the Visteon Corporation 2010 Incentive Plan.*
10.4.6	Restricted Stock Unit Grant Agreement for Sachin Lawande under the Visteon Corporation 2010 Incentive Plan.*
10.4.7	Restricted Stock Unit Grant Agreement for Sachin Lawande under the Visteon Corporation 2010 Incentive Plan.*
10.4.8	Performance Stock Unit Grant Agreement for Sachin Lawande under the Visteon Corporation 2010 Incentive Plan.*
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

10.4.11	Form of executive Performance Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*
10.4.12	Form of executive Restricted Stock Unit Grant Agreement (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*
10.4.13	Restricted Stock Unit Grant Agreement between Visteon Corporation and Francis M. Scricco, Chairman.*
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

10.10
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
10.12.1
Schedule identifying substantially identical agreements to Officer Change in Control Agreement constituting Exhibit 10.12 hereto entered into by Visteon Corporation with Messrs. Stafeil, Robertson and Ziparo.*

10.13
Separation Agreement, dated June 28, 2015, between Visteon Corporation and Martin T. Thall (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on June 30, 2015).*

10.14
Master Confirmation, dated as of June 16, 2015, between Visteon Corporation and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on June 18, 2015).

10.14.1
Supplemental Confirmation, dated June 16, 2015, between Visteon Corporation and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on June 18, 2015).

10.14.2
Amendment, dated as of June 18, 2015, between Visteon Corporation and Goldman, Sachs & Co. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon Corporation filed on June 18, 2015).

12.1	Statement re: Computation of Ratios.
14.1	Visteon Corporation - Ethics and Integrity Policy (code of business conduct and ethics) (incorporated by reference to Exhibit 14.1 to the Quarterly Report on Form 10-Q of Visteon dated July 30, 2008).
21.1	Subsidiaries of Visteon Corporation.
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
24.1	Powers of Attorney relating to execution of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated February 25, 2016.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated February 25, 2016.
32.1	Section 1350 Certification of Chief Executive Officer dated February 25, 2016.
32.2	Section 1350 Certification of Chief Financial Officer dated February 25, 2016.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
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