Form 10-Q
period 2016-03-31
VISTEON CORP
filed 2016-04-28
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016,
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
Large accelerated filer  ✓  Accelerated filer  __   Non-accelerated filer __   Smaller reporting company  __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of April 21, 2016, the registrant had outstanding 34,009,529 shares of common stock.
Exhibit index located on page number 48.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.	Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31
	2016	2015
Sales	$802	$816
Cost of sales	681	704
Gross margin	121	112
Selling, general and administrative expenses	56	58
Restructuring expense	10	3
Interest expense	4	5
Interest income	2	—
Equity in net (loss) of non-consolidated affiliates	—	(1)
Other expense, net	4	12
Income before income taxes	49	33
Provision for income taxes	13	9
Net income from continuing operations	36	24
(Loss) income from discontinued operations, net of tax	(13)	46
Net income	23	70
Net income attributable to non-controlling interests	4	20
Net income attributable to Visteon Corporation	$19	$50

Basic earnings per share:
Continuing operations	$0.84	$0.43
Discontinued operations	(0.34)	0.70
Basic earnings per share attributable to Visteon Corporation	$0.50	$1.13

Diluted earnings per share:
Continuing operations	$0.83	$0.42
Discontinued operations	(0.34)	0.68
Diluted earnings per share attributable to Visteon Corporation	$0.49	$1.10

Comprehensive income:
Comprehensive income	$42	$20
Comprehensive income attributable to Visteon Corporation	$38	$8

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	March 31	December 31
	2016	2015
ASSETS
Cash and equivalents	$801	$2,728
Short-term investments	—	47
Restricted cash	7	8
Accounts receivable, net	538	502
Inventories, net	182	187
Other current assets	204	581
Total current assets	1,732	4,053

Property and equipment, net	349	351
Intangible assets, net	129	133
Investments in non-consolidated affiliates	56	56
Other non-current assets	102	88
Total assets	$2,368	$4,681

LIABILITIES AND EQUITY
Distribution payable	$15	$1,751
Short-term debt, including current portion of long-term debt	36	37
Accounts payable	480	482
Accrued employee liabilities	99	132
Other current liabilities	298	370
Total current liabilities	928	2,772

Long-term debt	346	346
Employee benefits	261	268
Deferred tax liabilities	22	21
Other non-current liabilities	79	75

Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding at March 31, 2016 and December 31, 2015)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million and 55 million shares issued, and 34 million and 40 million shares outstanding at March 31, 2016 and December 31, 2015, respectively)	1	1
Additional paid-in capital	1,243	1,345
Retained earnings	1,213	1,194
Accumulated other comprehensive loss	(171)	(190)
Treasury stock	(1,700)	(1,293)
Total Visteon Corporation stockholders’ equity	586	1,057
Non-controlling interests	146	142
Total equity	732	1,199
Total liabilities and equity	$2,368	$4,681
See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS1
(Dollars in Millions)
(Unaudited)

	Three Months Ended March 31
	2016	2015
Operating Activities
Net income	$23	$70
Adjustments to reconcile net income to net cash (used by) provided from operating activities:
Depreciation and amortization	21	68
Losses on divestitures and impairments	1	14
Equity in net income of non-consolidated affiliates, net of dividends remitted	—	(2)
Non-cash stock-based compensation	2	3
Changes in assets and liabilities:
Accounts receivable	(24)	(62)
Inventories	9	(29)
Accounts payable	4	110
Accrued income taxes	(43)	(18)
Other assets and other liabilities	(51)	19
Net cash (used by) provided from operating activities	(58)	173
Investing Activities
Capital expenditures	(25)	(55)
Climate Transaction withholding tax refund	356	—
Short-term investments	47	—
Loan to non-consolidated affiliates	(8)	(10)
Proceeds from asset sales	3	3
Other	—	(8)
Net cash provided from (used by) investing activities	373	(70)
Financing Activities
Short-term debt, net	—	(10)
Principal payments on debt	(1)	(3)
Distribution payments	(1,736)	—
Repurchase of common stock	(500)	—
Dividends paid to non-controlling interests	—	(3)
Exercised warrants and stock options	—	10
Stock based compensation tax withholding payments	(11)	—
Net cash used by financing activities	(2,248)	(6)
Effect of exchange rate changes on cash and equivalents	7	(17)
Net (decrease) increase in cash and equivalents	(1,926)	80
Cash and equivalents at beginning of the period	2,729	827
Cash and equivalents at end of the period	$803	$907
1 The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories. As such, cash and equivalents above include amounts reflected in current assets held for sale within other current assets on the Consolidated Balance Sheets.
See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business

Visteon Corporation (the "Company" or "Visteon") is a global automotive supplier that designs, engineers and manufactures innovative electronics products for nearly every original equipment vehicle manufacturer ("OEM") worldwide including Ford, Nissan, Renault, Mazda, BMW, General Motors and Honda. Visteon is headquartered in Van Buren Township, Michigan and has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 11,000 employees, dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., with a heavy concentration in low-cost geographic regions. Visteon delivers value for its customers and stockholders through its technology-focused core vehicle cockpit electronics business. The Company's cockpit electronics product portfolio includes audio systems, information displays, instrument clusters, head up displays, infotainment systems, and telematics solutions. The Company's vehicle cockpit electronics business is comprised of and reported under the Electronics segment. In addition to the Electronics segment, the Company has residual operations in South America and Europe previously associated with the former Interiors and Climate businesses, not subject to discontinued operations classification, that comprise Other. A summary of transactions impacting the Company's businesses is provided below.

Exit of Climate Business

On June 9, 2015, Visteon Corporation and its wholly owned subsidiary, VIHI, LLC (collectively, “Visteon”) completed the sale to Hahn & Co. Auto Holdings Co., Ltd. and Hankook Tire Co., Ltd. (together, the “Purchasers”) of all of its shares of Halla Visteon Climate Control Corporation, a Korean corporation (“HVCC”), for approximately $3.4 billion, or KRW 52,000 per share, after adjusting for the 2014 dividend paid by HVCC to Visteon (the “Climate Transaction”), pursuant to and in accordance with the Share Purchase Agreement, dated as of December 17, 2014, among Visteon and the Purchasers. See Note 3 "Discontinued Operations" for additional disclosures. The Company received net cash proceeds of approximately $2.7 billion and recognized a pre-tax gain of approximately $2.3 billion in connection with the closing of the Climate Transaction in the second quarter 2015. The results of operations for the Climate business have been classified as (Loss) income from discontinued operations, net of tax in the consolidated statements of comprehensive income for the three month period ended March 31, 2015.

Exit of Interiors Business

On December 1, 2015, Visteon completed the sale and transfer of its equity ownership in Visteon Deutschland GmbH, which operated the Berlin, Germany interiors plant ("Germany Interiors Divestiture") . The Company contributed cash, of approximately $141 million, assets of $27 million, and liabilities of $198 million including pension related liabilities. The Company will make a final contribution payment of approximately $34 million by November 2016 included in the Company's consolidated balance sheet as "Other current liabilities" as of March 31, 2016.

During 2014, the Company divested the majority of its global Interiors business (the "Interiors Divestiture"). Subsequently, Visteon completed the sale of its Interiors operations in Thailand on February 2, 2015. Remaining operations subject to the Interiors Divestiture are located in Argentina and Brazil and are expected to close during 2016. Assets and liabilities associated with these operations continue to meet the "held for sale" criteria at March 31, 2016 and are classified as "Other current assets" or "Other current liabilities" in the consolidated balance sheets. These remaining transactions are subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions, and may be subject to further cash impacts based on purchase price adjustments at the time of closing. See Note 3 "Discontinued Operations" for additional disclosures. The Company expects to record losses in connection with the Argentina and Brazil portions of the Interiors Divestiture in future periods upon closing, which are estimated to be approximately $20 million.

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

The Company determined that Yanfeng Visteon Electronics (China) Investment Co., Ltd. ("YFVIC"), is a VIE. The Company holds a variable interest in YFVIC primarily related to its ownership interests and subordinated financial support. The Company and Yanfeng Visteon Automotive Trim Systems Co., Ltd. (an unrelated party) each own 50% of YFVIC. YFVIC is not consolidated since the Company is not the primary beneficiary.

At March 31, 2016, the Company’s investment in YFVIC is $23 million. In addition, at March 31, 2016, the Company has receivables due from YFVIC, including trade receivables and other advances of $29 million, subordinated loans receivable of $18 million and payables due to YFVIC of $14 million. At December 31, 2015, the Company’s investment in YFVIC was $23 million and it had receivables due from YFVIC, including trade receivables and other advances of $36 million, a subordinated loan receivable of $10 million and payables due to YFVIC of $17 million. At March 31, 2016, the Company’s maximum exposure to loss in YFVIC is $97 million, which includes assets described above and a $27 million loan guarantee.

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

Other Expense, Net: Other expense, net includes transformation initiatives, transaction hedging and exchange, and integration costs. Transformation initiatives include information technology separation costs and financial and advisory services incurred in connection with execution of the Company's comprehensive value creation plan. Transaction hedging and exchange losses of $1 million for the three months ended March 31, 2016 relate to the Climate Transaction Korean withholding tax refund exchange impacts and $3 million for the three months ended March 31, 2015 relate to Climate Transaction proceeds hedging impacts.

Integration costs include costs associated with re-branding, facility modification, information technology readiness and related professional services necessary to integrate businesses associated with the Electronics Acquisition.

	Three Months Ended March 31
	2016	2015
	(Dollars in Millions)
Transformation initiatives	$2	$5
Transaction hedging and exchange	1	3
Integration costs	1	4
	$4	$12

Cash and Equivalents: The Company considers all highly liquid investments purchased with a maturity of three months or less, including short-term time deposits, commercial paper, repurchase agreements and money market funds to be cash equivalents. As of March 31, 2016 the Company's cash balances are invested in a diversified portfolio of cash and cash equivalents including money market funds, commercial paper rated A2/P2 and above with maturity under three months, time deposits and other short-term cash investments, which mature under three months with highly rated banking institutions. The cost of such funds approximates fair value based on the nature of the investment.

Short-term Investments: Short-term investments of $47 million as of December 31, 2015 included corporate bonds, asset backed securities, and commercial paper with maturities between three and twelve months held as part of the Company's separately managed accounts. The cost of these Level 1 investments approximated fair value. These investments were liquidated during the first quarter of 2016.

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $6 million related to the Letter of Credit Facility, and $1 million related to cash collateral for other corporate purposes at March 31, 2016.

Investments in Affiliates: The Company recorded equity in the net loss of affiliates of less than $1 million for the three month period ended March 31, 2016 and $1 million for the three month period ended March 31, 2015. Investments in affiliates were $56 million at March 31, 2016 and December 31, 2015. At March 31, 2016, affiliates accounted for under the equity method totaled $45 million and affiliates accounted for under the cost method totaled $11 million. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and fair value.

Product Warranty and Recall: Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality and legal functions and include due consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. The following table provides a reconciliation of changes in the product warranty and recall claims liability:

	Three Months Ended March 31
	2016	2015
	(Dollars in Millions)
Beginning balance	$38	$20
Accruals for products shipped	4	3
Changes in estimates	(2)	—
Specific cause actions	(1)	—
Recoverable warranty/recalls	1	—
Foreign currency	1	(1)
Settlements	(3)	(2)
Ending balance	$38	$20

Recently Issued Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-9, "Revenue from Contracts with Customers", which is the new comprehensive revenue recognition standard that will supersede existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. This ASU allows for both retrospective and prospective methods of adoption. In July 2015, the FASB approved a one-year deferral of the effective date of the standard. As such, the new standard will become effective for annual and interim periods beginning after December 15, 2017 with early adoption on the original effective date permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-3, "Simplifying the Presentation of Debt Issuance Cost". The ASU requires debt issuance costs associated with a recognized debt liability to be presented on the balance sheet as a direct deduction from the carrying amount of the corresponding debt liability. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. The Company adopted the guidance on a retrospective basis during the three months ending March 31, 2016 and accordingly, previously issued debt issuance costs in the amount of $1 million as of December 31, 2015 have been reclassified as a reduction of the corresponding debt liability.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)": The amendments supersede current lease requirements in Topic 840 which require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

NOTE 3. Discontinued Operations

The operations subject to the Interiors Divestiture and Climate Transaction met conditions required to qualify for discontinued operations reporting. Accordingly, the results of operations for the Interiors business have been reclassified to (loss) income from discontinued operations, net of tax in the consolidated statements of comprehensive income for the three month periods ended March 31, 2016 and 2015. The three month period ended March 31, 2015 also included the results of operations for the Climate business, sold during the second quarter of 2015.

Discontinued operations are summarized as follows:

	Three Months Ended March 31
	2016	2015
	(Dollars in Millions)
Sales	$9	$1,235
Cost of sales	13	1,138
Gross margin	(4)	97
Selling, general and administrative expenses	—	40
Loss and impairment on Interiors Divestiture	1	14
Restructuring expense	—	1
Interest expense, net	—	1
Equity in net income of non-consolidated affiliates	—	3
Other expense, net	—	6
(Loss) income from discontinued operations before income taxes	(5)	38
Provision for (benefit from) income taxes	8	(8)
(Loss) income from discontinued operations, net of tax	(13)	46
Net income attributable to non-controlling interests	—	15
Net (loss) income from discontinued operations attributable to Visteon	$(13)	$31

During the three months ended March 31, 2016, the Company recorded currency impacts of $8 million in connection with the Korean capital gains withholding tax recovered during the first quarter of 2016.

As of March 31, 2016 and December 31, 2015, held for sale balances include assets and liabilities associated with operations subject to the Interiors Divestiture located in Argentina and Brazil.

Held for sale balances, classified as "Other current assets" and "Other current liabilities" on the consolidated balance sheets are summarized as follows:

	March 31	December 31
	2016	2015
	(Dollars in Millions)
ASSETS HELD FOR SALE
Cash and equivalents	$2	$1
Accounts receivable, net	9	9
Inventories, net	5	4
Other current assets	4	3
Total current assets held for sale	20	17

Total assets held for sale	$20	$17

LIABILITIES HELD FOR SALE
Accounts payable	6	6
Employee benefits	3	2
Other current liabilities	1	1
Total current liabilities held for sale	10	9

Total liabilities held for sale	$10	$9

The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories within the consolidated statements of cash flows. Cash and non-cash items for certain operating and investing activities related to discontinued operations for the three months ended March 31, 2016 and 2015 are as follows:

	Three Months Ended March 31
	2016	2015
	(Dollars in Millions)
Depreciation and amortization	$—	$47
Asset impairments and losses on divestiture	$1	$14
Capital expenditures	$1	$29

Note 4. Restructuring Activities

During the three months ended March 31, 2016 and 2015, the Company recorded $10 million, net of reversals, and $4 million of restructuring expenses, respectively, including $1 million for the three months ended March 31, 2015 related to discontinued operations. Given the economically-sensitive and highly competitive nature of the automotive electronics industry, the Company continues to closely monitor current market factors and industry trends taking action as necessary, including but not limited to, additional restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

Electronics

During the first quarter of 2016, the Company announced a restructuring program to transform the Company's engineering organization and supporting functional areas to focus on execution and technology. The organization will be comprised of regional engineering, product management and advanced technologies, and global centers of competence. Through March 31, 2016, the Company has recorded approximately $11 million of restructuring expenses under this program, associated with approximately 90 employees, which remains accrued as of March 31, 2016. The Company expects to record additional restructuring costs related to this program as the underlying plan is finalized.

During the fourth quarter of 2015, the Company announced a restructuring program designed to reduce the workforce at a European Electronics facility. The Company recorded $12 million of severance and termination benefits under this program associated with approximately 100 employees, of which $11 million remains accrued as of March 31, 2016. The Company expects to record additional restructuring costs related to this program as the underlying plan is finalized.

In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve annual cost savings through transaction synergies of approximately $70 million. During the three months ended March 31, 2015, the Company recorded $2 million of severance and termination benefits under this program associated with approximately 55 employees and $1 million in legal and consulting fees. As of March 31, 2016, $9 million remains accrued for this program and charges are considered substantially complete.

Other

During the three months ended March 31, 2015, the Company recorded $1 million of restructuring expenses, classified as discontinued operations, related to employee and severance termination benefits in connection with the reorganization of the Company's Climate operations in France.

Restructuring Reserves

Restructuring reserve balances of $36 million and $38 million at March 31, 2016 and December 31, 2015, respectively, are classified as "Other current liabilities" on the consolidated balance sheets. The Company anticipates that the activities associated with the restructuring reserve balance will be substantially completed by the end of 2016. The Company’s consolidated restructuring reserves and related activity are summarized below, including amounts associated with discontinued operations.

	Electronics	Other	Total
	(Dollars in Millions)
December 31, 2015	$33	$5	$38
Expense	11	—	11
Utilization	(13)	—	(13)
Reversals	(1)	—	(1)
Foreign currency	1	—	1
March 31, 2016	$31	$5	$36

Utilization represents payments for severance and other employee termination benefits and special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans.

NOTE 5. Inventories

Inventories consist of the following components:

	March 31	December 31
	2016	2015
	(Dollars in Millions)
Raw materials	$97	$90
Work-in-process	41	53
Finished products	44	44
	$182	$187

NOTE 6. Other Assets

Other current assets are comprised of the following components:

	March 31	December 31
	2016	2015
	(Dollars in Millions)
Recoverable taxes	$64	$425
Joint venture receivables	35	44
Prepaid assets and deposits	32	28
Contractually reimbursable engineering costs	25	34
Assets held for sale	20	17
Notes receivable	19	21
Other	9	12
	$204	$581
Recoverable taxes as of December 31, 2015 included Korean capital gains tax withheld by the Purchasers and paid to the Korean government in connection with the Climate Transaction of $364 million adjusted for currency and interest impacts. In January 2016, the Company recovered the entire amount of the Korean capital gains withholding tax, adjusted for currency impacts, of $356 million.

As of March 31, 2016 and December 31, 2015 assets held for sale of $20 million and $17 million, respectively, represent assets associated with operations subject to the Interiors Divestiture located in Argentina and Brazil. See Note 3 "Discontinued Operations" for additional disclosures.

Other non-current assets are comprised of the following components:

	March 31	December 31
	2016	2015
	(Dollars in Millions)
Deferred tax assets	$34	$34
Recoverable taxes	22	20
Long term notes receivable	21	13
Contractually reimbursable engineering costs	4	4
Other	21	17
	$102	$88

Current and non-current contractually reimbursable engineering costs of $25 million and $4 million, respectively, at March 31, 2016 and $34 million and $4 million, respectively, at December 31, 2015, are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers.

The Company expects to receive cash reimbursement payments of approximately $21 million during the remainder of 2016, $7 million in 2017, and $1 million in 2018.

NOTE 7. Property and Equipment, net

Property and equipment, net consists of the following:

	March 31	December 31
	2016	2015
	(Dollars in Millions)
Land	$17	$15
Buildings and improvements	71	64
Machinery, equipment and other	379	353
Construction in progress	52	75
	519	507
Accumulated depreciation	(186)	(170)
	333	337
Product tooling, net of amortization	16	14
	$349	$351

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

	Three Months Ended March 31
	2016	2015
	(Dollars in Millions)
Depreciation	$16	$16
Amortization	1	1
	$17	$17

NOTE 8. Intangible Assets, net

Intangible assets, net at March 31, 2016 and December 31, 2015, are comprised of the following:

		March 31, 2016			December 31, 2015
	Estimated Weighted Average Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(Dollars in Millions)
Definite-Lived:
Developed technology	7	$39	$21	$18	$39	$20	$19
Customer related	10	84	20	64	84	17	67
Other	32	8	1	7	8	1	7
Subtotal		131	42	89	131	38	93
Indefinite-Lived:
Goodwill		40	—	40	40	—	40
Total		$171	$42	$129	$171	$38	$133

The Company recorded approximately $4 million of amortization expense related to definite-lived intangible assets for the three months ended March 31, 2016 and 2015. The Company currently estimates annual amortization expense to be $14 million for 2016 and $12 million each year from 2017 through 2020. Indefinite-lived intangible assets are not amortized but are tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired.

A roll-forward of the carrying amounts of intangible assets is presented below:

	Definite-lived intangibles			Indefinite-lived intangibles
	Developed Technology	Customer Related	Other	Goodwill	Total
	(Dollars in Millions)

December 31, 2015	$19	$67	$7	$40	$133
Amortization	(1)	(3)	—	—	(4)
March 31, 2016	$18	$64	$7	$40	$129

NOTE 9. Other Liabilities

Other current liabilities are summarized as follows:

	March 31	December 31
	2016	2015
	(Dollars in Millions)
Electronics operations repurchase commitment	$50	$50
Restructuring reserves	36	38
Contribution payable	34	33
Product warranty and recall accruals	24	26
Information technology separation and service obligations	26	36
Rent and royalties	23	33
Income taxes payable	19	63
Joint venture payables	15	18
Deferred income	11	11
Liabilities held for sale	10	9
Non-income taxes payable	8	20
Foreign currency hedges	6	2
Other	36	31
	$298	$370

In connection with the Climate Transaction, the Company entered into an agreement to purchase certain electronics operations located in India, expected to close in 2016 after legal separation and regulatory approvals are met. The Company has recorded a repurchase commitment of $50 million during 2015, representing the estimated purchase price of the subject business.

In connection with the Germany Interiors Divestiture, the Company will make a final contribution payment of approximately $34 million by November 2016.

Information technology separation and service obligations were established in connection with the Climate Transaction and Interiors Divestiture, representing ongoing and separation services for the divested businesses to operate as independent entities. As of March 31, 2016 and December 31, 2015 remaining obligations totaled $26 million and $36 million, respectively.

As of March 31, 2016 and December 31, 2015 liabilities held for sale of $10 million and $9 million, respectively, represent liabilities associated with operations subject to the Interiors Divestiture located in Argentina and Brazil. See Note 3 "Discontinued Operations" for additional disclosures.

Other non-current liabilities are summarized as follows:

	March 31	December 31
	2016	2015
	(Dollars in Millions)
Income tax reserves	$27	$25
Deferred income	16	15
Product warranty and recall accruals	14	12
Non-income tax reserves	10	10
Other	12	13
	$79	$75

NOTE 10. Debt

The Company’s short and long-term debt consists of the following:

	March 31	December 31
	2016	2015
	(Dollars in Millions)
Short-Term Debt:
Current portion of long-term debt	$2	$3
Short-term borrowings	34	34
	$36	$37
Long-Term Debt:
Term debt facility	$345	$345
Other	1	1
	$346	$346

As of December 31, 2015 previously issued debt issuance costs were reclassified as a reduction of the corresponding debt liability in accordance with ASU No. 2015-3, "Simplifying the Presentation of Debt Issuance Cost". These costs approximated $1 million as of March 31, 2016 and December 31, 2015.

Short-Term Debt

Short-term borrowings are primarily related to the Company's non-U.S. joint ventures and are payable in Chinese Yuan and Thai Baht. The Company had international affiliate short-term borrowings of $34 million as of March 31, 2016 and December 31, 2015. Availability under outstanding affiliate credit facilities as of March 31, 2016 is approximately $19 million.

Long-Term Debt

The Credit Agreement, dated as of April 9, 2014 and as amended by Waiver and Amendment No. 1 dated as of March 25, 2015 (the “Credit Agreement”), by and among the Company, as borrower, each lender from time to time party thereto, each letter of credit issuer from time to time party thereto and Citibank, N.A., as administrative agent, provides for (i) an aggregate principal of $350 million (the “Term Facility”) and (ii) a $200 million revolving credit facility (the “Revolving Facility”). The Term Facility matures on April 9, 2021 and the Revolving Facility matures on April 9, 2019. The Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, including financial covenants and contains customary events of default. The Company was in compliance with such covenants as of March 31, 2016.

Other Long-Term Debt

The Company had $1 million of other long-term debt outstanding as of March 31, 2016 and December 31, 2015, primarily related to information technology software leases.

NOTE 11. Employee Benefit Plans

Defined Benefit Plans

The Company's net periodic benefit costs for all defined benefit plans, for the three month periods ended March 31, 2016 and 2015 were as follows:

	U.S. Plans		Non-U.S. Plans
	2016	2015	2016	2015
	(Dollars in Millions)
Costs Recognized in Income:
Service cost	$—	$—	$1	$2
Interest cost	7	8	2	5
Expected return on plan assets	(10)	(11)	(2)	(5)
Amortization of losses and other	—	—	—	1
Net pension (income) expense	$(3)	$(3)	$1	$3

During the three months ended March 31, 2016, cash contributions to the Company's U.S. and non-U.S. defined benefit pension plan were $3 million and $2 million, respectively. The Company expects to make cash contributions to its defined benefit pension plans of $14 million in 2016. The Company’s expected 2016 contributions may be revised.

2016 Discount Rate for Estimated Service and Interest Cost: Through December 31, 2015, the Company recognized service and interest cost components of pension expense using a single weighted average discount method representing the constant annual rate required to discount all future benefit payments related to past service. During the fourth quarter of 2015, the Company changed the method used to estimate the service and interest components of net periodic benefit cost for pension benefits for its U.S. and certain non-U.S. plans. The Company has elected to utilize a disaggregated discount rate approach resulting in different amounts of interest cost compared to the traditional single weighted-average discount rate approach because of different weightings given to each subset of payments.

This change does not affect the measurement of the total benefit obligation, but resulted in a decrease in the service and interest components of benefit cost beginning in 2016. Based on current economic conditions, the Company estimates that the service cost and interest cost for the affected plans will be reduced by approximately $7 million in 2016 as a result of the change in method. The Company has accounted for this as a change in accounting estimate that is inseparable from a change in accounting principle, and accordingly has accounted for it on a prospective basis.

Defined Contribution Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. For the U.S. defined contribution plan, the Company matches 100% of contributions on the first 6% of pay contributed. The expense related to matching contributions was approximately $2 million and $4 million for the three months ended March 31, 2016 and 2015, respectively.

NOTE 12. Income Taxes

During the three month period ended March 31, 2016, the Company recorded a provision for income tax on continuing operations of $13 million which includes income tax expense in countries where the Company is profitable, withholding taxes, changes in uncertain tax benefits, and the inability to record a tax benefit for pre-tax losses in the U.S. and certain other jurisdictions due to valuation allowances. The Company recorded a provision for income tax of $9 million during the three months ended March 31, 2015. The increase in income tax expense reflects the non-recurrence of an $8 million benefit, including interest and penalties, primarily attributable to favorable audit developments in Asia leading to changes in judgment during the first quarter of 2015, and $1 million related to uncertain tax positions recorded in connection with developments associated with an ongoing audit in Mexico.
Pre-tax losses from continuing operations in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $7 million and $26 million, for the three months ended March 31, 2016 and 2015, respectively, resulting in an increase in the Company's effective tax rate in those years.

The Company provides for U.S. and non-U.S. income taxes and non-U.S. withholding taxes on the projected future repatriations of the earnings from its non-U.S. operations that are not considered permanently reinvested at each tier of the legal entity structure.

During the three month periods ended March 31, 2016 and 2015, the Company recognized expense primarily related to non-U.S. withholding taxes, of $2 million in both years, reflecting the Company's forecasts which contemplate numerous financial and operational considerations that impact future repatriations.

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
The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. In regards to the full valuation allowance recorded against the U.S. net deferred tax assets, significant judgment is applied in determining whether a carryback opportunity related to the 2015 tax year provides an incremental source of taxable income to support partial realization of the U.S. net deferred tax assets, which includes estimating the amount of future tax losses that would be available to carryback.

Unrecognized Tax Benefits

Gross unrecognized tax benefits at March 31, 2016 and December 31, 2015, including amounts attributable to discontinued operations, were $32 million and $37 million, respectively. Of these amounts approximately $23 million and $29 million at March 31, 2016 and December 31, 2015, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at March 31, 2016 and December 31, 2015 were $4 million and $3 million, respectively.

The decrease in gross unrecognized tax benefits is primarily related to settling tax assessments from the Korean tax authorities in the amount of $7 million related to underpayment of withholding taxes. This decrease was partially offset by increases for audit developments in Mexico and anticipated transfer pricing-related exposures worldwide totaling $2 million.
With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2012 or state and local, or non-U.S. income tax examinations for years before 2003 although U.S. net operating losses carried forward into open tax years technically remain open to adjustment. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in Europe, Asia, Mexico and the U.S. could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) in the amount of $27 million is included in Other non-current liabilities on the consolidated balance sheet.

A reconciliation of the beginning and ending amount of unrecognized tax benefits including amounts attributable to discontinued operations is as follows:

Three Months Ended March 31, 2016
(Dollars in Millions)
Beginning balance	$37
Tax positions related to current period:
Additions	1
Tax positions related to prior periods:
Additions	1
Settlements with tax authorities	(7)
Ending balance	$32

During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) of approximately $13 million, adjusted for currency impacts and accrued interest, related to the sale of its chassis business to a third party. During 2013, after attempts to reopen an appeal of the administrative decision failed, Sistemas opened a judicial proceeding against the government to address the notice, which required a deposit in the amount of the assessment to suspend the debt and allow Sistemas to operate regularly before the tax authorities. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments, as well as income tax refund claims associated with other jurisdictions, total $14 million as of March 31, 2016, and are included in Other non-current assets on the consolidated balance sheet.

NOTE 13. Stockholders’ Equity and Non-controlling Interests

Changes in equity for the three months ended March 31, 2016 and 2015 are as follows:

	2016			2015
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Three Months Ended March 31
Beginning balance	$1,057	$142	$1,199	$865	$956	$1,821
Net income from continuing operations	32	4	36	19	5	24
Net (loss) income from discontinued operations	(13)	—	(13)	31	15	46
Net income	19	4	23	50	20	70
Other comprehensive income (loss)
Foreign currency translation adjustments	23	—	23	(67)	(12)	(79)
Benefit plans	—	—	—	16	1	17
Unrealized hedging (loss) gain	(4)	—	(4)	9	3	12
Total other comprehensive income (loss)	19	—	19	(42)	(8)	(50)
Stock-based compensation, net	(9)	—	(9)	1	—	1
Warrant exercises	—	—	—	9	—	9
Share repurchase	(500)	—	(500)	—	—	—
Dividends to non-controlling interests	—	—	—	—	(28)	(28)
Ending balance	$586	$146	$732	$883	$940	$1,823

Share Repurchase Program
On June 16, 2015, the Company announced an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $500 million, as the first of announced shareholder return actions. Under the program, the Company paid the financial institution $500 million and received an initial delivery of 3,712,297 shares of common stock using a reference price of $107.75. The program concluded in December 2015 and the Company received an additional 1,058,965 shares. The final settlement price for all shares delivered under this 2015 ASB program was $104.79.

During the fourth quarter of 2015, the Company entered into an agreement with a third party financial institution to purchase up to $150 million of Visteon common stock in accordance with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934 ("10b5-1 Share Repurchase Program"). During the period of the program, which concluded on March 1, 2016, the Company paid approximately $105 million to repurchase 1,607,849 shares at an average price of $65.05.

On March 1, 2016, the Company entered into another ASB program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $395 million. Under the program, the Company paid the financial institution $395 million and received an initial delivery of 4,370,678 shares of common stock using a reference price of $72.30. The final number of shares to be repurchased will be based on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the transaction, less an agreed discount and subject to adjustments pursuant to the terms and conditions of the ASB Agreement. The final settlement of this ASB Agreement is expected to occur by the end of 2016, but may be accelerated at the option of the third-party financial institution.

The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

Distribution

On December 9, 2015, the Company declared a special distribution of $43.40 per share of its common stock outstanding as of January 15, 2016, or approximately $1.75 billion in the aggregate. On January 22, 2016 approximately $1.74 billion was paid, the remaining $15 million will be paid over a two-year period upon vesting and settlement of restricted stock units and performance-based share units previously granted to the Company's employees. These amounts were classified as "Distribution payable" on the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015. The special cash distribution was funded from Climate Transaction proceeds.

Non-Controlling Interests
Non-controlling interests in the Visteon Corporation economic entity are as follows:

	March 31	December 31
	2016	2015
	(Dollars in Millions)
Yanfeng Visteon Automotive Electronics Co., Ltd. ("YFVE")	$103	$100
Shanghai Visteon Automotive Electronics, Co., Ltd.	42	41
Other	1	1
	$146	$142

Accumulated Other Comprehensive (Loss) Income
Changes in Accumulated other comprehensive (loss) income (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended March 31
	2016	2015
	(Dollars in Millions)
Changes in AOCI:
Beginning balance	$(190)	$(299)
Other comprehensive income (loss) before reclassification, net of tax	21	(39)
Amounts reclassified from AOCI	(2)	(3)
Ending balance	$(171)	$(341)

Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(155)	$(138)
Other comprehensive income (loss) before reclassification, net of tax (a)	23	(68)
Amounts reclassified from AOCI	—	1
Ending balance	(132)	(205)
Benefit plans
Beginning balance	(36)	(156)
Other comprehensive income before reclassification, net of tax (a)	—	15
Amounts reclassified from AOCI (b)	—	1
Ending balance	(36)	(140)
Unrealized hedging gain (loss)
Beginning balance	1	(5)
Other comprehensive (loss) income before reclassification, net of tax (c)	(2)	15
Amounts reclassified from AOCI (d)	(2)	(6)
Ending balance	(3)	4
Total AOCI	$(171)	$(341)
(a) There were no income tax effects for the three month periods ending March 31, 2016 and 2015, due to the recording of valuation allowance.
(b) Amount included in the computation of net periodic pension cost. (See Note 11, "Employee Benefit Plans" for additional details.)
(c) Net tax benefit of $1 million and tax expense of $4 million are related to unrealized hedging gains for the three months ended March 31, 2016 and 2015, respectively.
(d) Amount is included in Cost of sales in consolidated statements of comprehensive income.

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

The table below provides details underlying the calculations of basic and diluted earnings (loss) per share:

	Three Months Ended March 31
	2016	2015
	(In Millions, Except Per Share Amounts)
Numerator:
Net income from continuing operations attributable to Visteon	$32	$19
(Loss) income from discontinued operations, net of tax	(13)	31
Net income attributable to Visteon	$19	$50
Denominator:
Average common stock outstanding - basic	38.1	44.4
Dilutive effect of performance based share units and other	0.4	1.1
Diluted shares	38.5	45.5

Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon:
Continuing operations	$0.84	$0.43
Discontinued operations	(0.34)	0.70
	$0.50	$1.13
Diluted earnings (loss) per share attributable to Visteon:
Continuing operations	$0.83	$0.42
Discontinued operations	(0.34)	0.68
	$0.49	$1.10

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

Fair Value of Debt

The Company's fair value of debt was approximately $387 million and $385 million at March 31, 2016 and December 31, 2015, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2, "Other Observable Inputs" in the fair value hierarchy.

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

As of March 31, 2016 and December 31, 2015, the Company had derivative instruments that consisted primarily of option and forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $124 million and$114 million, respectively. Fair value estimates of these contracts are based on quoted market prices and other observable inputs. The instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the "Accumulated other comprehensive loss" component of Stockholders’ equity in the Company’s consolidated balance sheet. There was no ineffectiveness associated with these derivatives as of March 31, 2016 and the fair value of such derivatives was an asset of $3 million.

During 2015, the Company entered into currency exchange derivatives with a notional amount of $150 million to manage foreign currency exposure on certain non-U.S. denominated foreign entities. These derivatives have been designated as hedges of the Company's net investments in European affiliates with the effective portion of the gain or loss reported in the "Accumulated other comprehensive loss" component of Stockholder's equity in the Company's consolidated balance sheet. There was no ineffectiveness associated with these derivatives as of March 31, 2016 and the fair value of such derivatives was a liability of $2 million.

Interest Rate Risk: The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company uses derivative financial instruments to manage exposure to fluctuations in interest rates in connection with its risk management policies. During 2015, the Company entered into interest rate swaps with a notional amount of $150 million that effectively convert designated cash flows associated with underlying interest payments on the Term Facility from a variable interest rate to a fixed interest rate, the maturities of these swaps will not exceed the underlying Term Facility. The instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in "Accumulated other comprehensive loss" component of Stockholders' equity in the Company's consolidated balance sheets and such gains and losses will be reclassified at the time the underlying hedged transactions are realized. The ineffective portion of these swaps is assessed based on the hypothetical derivative method and is recorded as interest expense in the Company's consolidated statements of comprehensive income. As of March 31, 2016 there was no ineffectiveness associated with these derivatives and the fair value was a liability of $4 million.

The interest rate swaps are valued under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying and non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, and can be derived from observable data or supported by observable levels at which transactions are executed in the marketplace. Accordingly, the Company's interest rate swaps are classified as Level 2, "Other Observable Inputs" in the fair value hierarchy.

Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting agreements on a net basis. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s consolidated balance sheets at March 31, 2016 and December 31, 2015, as follows:

	Gross Amount Recognized		Gross Amounts Offset in the Statement of Financial Position		Net Amounts Presented in the Statement of Financial Position
	March 31	December 31	March 31	December 31	March 31	December 31
	2016	2015	2016	2015	2016	2015
	(Dollars in Millions)
Other Current Assets:
Designated-Foreign Currency Derivatives	$3	$7	$—	$1	$3	$6

Other Current Liabilities:
Designated-Foreign Currency Derivatives	$3	$—	$1	$—	$2	$—
Designated-Interest Rate Swaps	4	1	—	—	4	1
	$7	$1	$1	$—	$6	$1

Gains and losses on derivative financial instruments for the three months ended March 31, 2016 and 2015 are as follows:

	Recorded in AOCI, net of tax		Reclassified from AOCI into Income		Recorded in Income
	2016	2015	2016	2015	2016	2015
	(Dollars in Millions)
Foreign currency risk:
Cash flow hedges	$(5)	$15	$2	$6	$—	$—
Non-designated cash flow hedges	—	—	—	—	—	(1)
Interest rate risk:
Interest Rate Swap	(3)	—	—	—	—	—
Foreign currency risk - Other expense, net:
KRW option and forward contracts	—	(4)	—	—	—	(3)
	$(8)	$11	$2	$6	$—	$(4)

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

The Company's credit risk with any individual customer does not exceed ten percent of total accounts receivables except for Ford and its affiliates which represents 17% and 18% at March 31, 2016 and December 31, 2015, respectively, Mazda which represents 10% of the Company's accounts receivables at March 31, 2016 and December 31, 2015, respectively, and Nissan/Renault which represents 11% of the Company's accounts receivables at March 31, 2016.

NOTE 16. Commitments and Contingencies

Litigation and Claims

In 2003, the Local Development Finance Authority of the Charter Township of Van Buren, Michigan (the “Township”) issued approximately $28 million in bonds finally maturing in 2032, the proceeds of which were used at least in part to assist in the development of the Company’s U.S. headquarters located in the Township. During January 2010, the Company and the Township entered into a settlement agreement (the “Settlement Agreement”) that, among other things, reduced the taxable value of the headquarters property to current market value and facilitated certain claims of the Township in the Company’s chapter 11 proceedings. The Settlement Agreement also provided that the Company would continue to negotiate in good faith with the Township in the event that property tax payments was inadequate to permit the Township to meet its payment obligations with respect to the bonds. In September 2013, the Township notified the Company in writing that it is estimating a shortfall in tax revenues of between $25 million and $36 million, which could render it unable to satisfy its payment obligations under the bonds. On May 12, 2015, the Township commenced a proceeding against the Company in the U. S. Bankruptcy Court for the District of Delaware in connection with the foregoing. Upon the Company’s motion to dismiss, the Township dismissed the proceeding before the Delaware Bankruptcy Court and re-commenced the proceeding against the Company in the Michigan Wayne County Circuit Court for the State of Michigan on July 2, 2015. The Township sought damages or, alternatively, declaratory judgment that, among other things, the Company is responsible under the Settlement Agreement for payment of any shortfall in the bond debt service payments. On February 2, 2016 the Wayne County Circuit Court dismissed the Township’s lawsuit without prejudice on the basis that the Township’s claims were not ripe for adjudication and the Township has appealed this decision to the Michigan Court of Appeals. The Company disputes the factual and legal assertions made by the Township and intends to vigorously defend the matter. The Company is not able to estimate the possible loss or range of loss in connection with this matter.

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

The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of March 31, 2016, the Company maintained accruals of approximately $9 million for claims aggregating approximately $72 million. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.

Guarantees and Commitments

On January 12, 2016, Visteon entered into a share purchase agreement to acquire all shares of AllGo Systems, Inc., USA ("AllGo Systems") for initial consideration of $15 million and contingent consideration of $7 million, expected to close during the second quarter of 2016. AllGo Systems is a leading developer of embedded multimedia system solutions to global vehicle manufacturers.

The Company provided a $27 million loan guarantee to YFVIC, a 50% owned joint venture, in connection with the October 2014 YFVIC acquisition of a 49% direct ownership interest in YFVE. The guarantee contains standard non-payment provisions to cover the borrowers in event of non-payment of principal, accrued interest, and other fees for its five year tenor.

As part of the agreements of the Climate Transaction and Interiors Divestiture, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of March 31, 2016, the Company has approximately $11 million and $9 million outstanding guarantees respectively related to divested Climate and Interiors entities. These guarantees will generally cease upon expiration of current lease agreements.

As part of the Interiors Divestiture the Company agreed to provide a $56 million revolving credit facility in connection with the Master Closing, representing the shortfall to the targeted amount of $90 million in external financing. The seller-backed facility was reduced as buyer credit facilities ramped up and the seller-backed facility will be reduced further if the buyer adds working capital facilities in Russia and Thailand. Draws under the seller-backed facility are only be available to the extent buyer external credit facilities are fully drawn and any draws on the seller-backed facility generally must be repaid prior amounts outstanding on any external credit facilities. The seller-backed facility has a maturity of three years, an interest rate of Libor plus 5% and a default rate of interest for any interest and/or principal payment defaults. As of April 6, 2016, this revolving credit facility to the buyer was reduced to $35 million as additional receivable financing became available to the buyer. As of March 31, 2016, there were no draws on this facility.

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

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in Other current liabilities and Other non-current liabilities in the consolidated balance sheets. At March 31, 2016, and December 31, 2015, the Company had recorded a reserve of less than $1 million for environmental matters. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at March 31, 2016 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

The Company’s current reportable segments are as follows:

•
Electronics - The Company's Electronics segment provides vehicle cockpit electronics products to customers, including audio systems, information displays, instrument clusters, head up displays, infotainment systems, and telematics solutions.

•
Other - Other includes entities in South America and South Africa previously associated with the Climate business but not subject to the Climate Transaction. During 2015, other also included the Berlin, Germany operations previously associated with the Interiors business and sold during the fourth quarter of 2015.

Segment Sales

	Three Months Ended March 31
	2016	2015
	(Dollars in Millions)
Electronics	$793	$781
Other	9	44
Eliminations	—	(9)
Total consolidated sales	$802	$816

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

Segment Adjusted EBITDA is summarized below:

	Three Months Ended March 31
	2016	2015
	(Dollars in Millions)
Electronics	$94	$84
Other	(5)	(6)
Adjusted EBITDA	$89	$78

During the first quarter of 2016, the Company changed its corporate cost allocation methodology for management reporting purposes. Accordingly, costs associated with the Company's corporate headquarters and other administrative support functions have been included with the Electronics operating segment, representing ongoing business costs.

The reconciliation of Adjusted EBITDA to net income attributable to Visteon is as follows:

	Three Months Ended March 31
	2016	2015
	(Dollars in Millions)
Adjusted EBITDA	$89	$78
Depreciation and amortization	21	21
Restructuring expense	10	3
Interest expense, net	2	5
Equity in net loss of non-consolidated affiliates	—	1
Other expense, net	4	12
Provision for income taxes	13	9
Loss (income) from discontinued operations, net of tax	13	(46)
Net income attributable to non-controlling interests	4	20
Non-cash, stock-based compensation expense	2	3
Other	1	—
Net income attributable to Visteon Corporation	$19	$50

Segment Total Assets:

	Total Assets
	March 31	December 31
	2016	2015
	(Dollars in Millions)
Electronics	$2,332	$4,649
Other	36	32
Total consolidated assets	$2,368	$4,681

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015 filed with the Securities and Exchange Commission on February 25, 2016, and the financial statements and accompanying notes to the financial statements included elsewhere herein.

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

Strategic Initiatives

Visteon is a technology-focused, pure-play supplier of automotive cockpit electronics and connected car solutions. The Company has laid out the following three strategic initiatives for 2016 and beyond:

•
Strengthen the Core - Visteon offers technology and related manufacturing operations for audio, head-up displays, information displays, infotainment, instrument clusters and telematics products. The Company's backlog, defined as cumulative remaining life of program booked sales, is approximately $15.6 billion as of March 31, 2016, or 5.0 times 2015 full year sales, reflecting a strong booked sales base on which to launch future growth.

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

On January 12, 2016, Visteon entered into a share purchase agreement to acquire all shares of AllGo Systems, Inc., USA ("AllGo Systems") for initial consideration of $15 million and contingent consideration of $7 million, expected to close during the second quarter of 2016. AllGo Systems is a leading developer of embedded multimedia system solutions to global vehicle manufacturers. The acquisition further strengthens the Company's technological capabilities as it develops the next generation infotainment products.

•
Deliver Cost Efficiencies - Visteon core business financial results continue to improve with Adjusted EBITDA margin for electronics of 11.9% in the first quarter of 2016 compared with 10.8% in the first quarter of 2015. The Company expects to deliver cost efficiencies by achieving selling, general and administrative and engineering efficiencies, improving free cash flow, optimizing its capital structure and driving savings benefits as revenues grow.

During the first quarter of 2016, the Company announced a restructuring program to remodel the Company's engineering organization to focus on execution and technology. The future organization will be comprised of customer regional engineering, product management and advanced technologies, and global centers of competence.

Transformation Milestones

The Company has achieved the milestones which transformed the Company's business operations into a pure-play supplier of automotive cockpit electronics and connected car solutions.

A summary of the most recent milestones completing the transformation are summarized below:

•
Exit of Climate Business - On June 9, 2015, Visteon Corporation and its wholly owned subsidiary, VIHI, LLC (collectively, “Visteon”) completed the sale to Hahn & Co. Auto Holdings Co., Ltd. and Hankook Tire Co., Ltd. (together, the “Purchasers”) of all of its shares of Halla Visteon Climate Control Corporation, a Korean corporation (“HVCC”), for approximately $3.4 billion, or KRW 52,000 per share, after adjusting for the 2014 dividend paid by HVCC to Visteon (the “Climate Transaction”), pursuant to and in accordance with the Share Purchase Agreement, dated as of December 17, 2014, among Visteon and the Purchasers. The Company received net cash proceeds of approximately $2.7 billion and recognized a pre-tax gain of approximately $2.3 billion in connection with the closing of the Climate Transaction in the second quarter 2015.

•
Exit of Interiors Business - On December 1, 2015, Visteon completed the sale and transfer of its equity ownership in Visteon Deutschland GmbH, which operated the Berlin, Germany interiors plant ("Germany Interiors Divestiture"). The Company contributed cash, of approximately $141 million, assets of $27 million, and liabilities of $198 million including pension related liabilities. The Company will make a final contribution payment of approximately $34 million by November 2016 included in the Company's consolidated balance sheet as "Other current liabilities" as of March 31, 2016.

During 2014, the Company divested the majority of its global Interiors business (the "Interiors Divestiture"). Subsequently, Visteon completed the sale of its Interiors operations in Thailand on February 2, 2015. Remaining operations subject to the Interiors Divestiture are located in Argentina and Brazil and are expected to close during 2016. Assets and liabilities associated with these operations continue to meet the "held for sale" criteria at March 31, 2016 and classified as "Other current assets" or "Other current liabilities" in the consolidated balance sheets. These remaining transactions are subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions, and may be subject to further cash impacts based on purchase price adjustments at the time of closing. The Company expects to record losses in connection with the Argentina and Brazil portions of the Interiors Divestiture in future periods upon closing, which are estimated to be approximately $20 million.

•
Enhance Shareholder Returns - In connection with the Climate Transaction, the Company expects to return $2.5 billion - $2.75 billion of cash to shareholders through 2016 via a series of actions including share buybacks and special distributions.

On June 16, 2015, the Company announced an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of Visteon common stock for an aggregate purchase price of $500 million, as the first of these shareholder return actions. Under the program, the Company paid the financial institution $500 million and received an initial delivery of 3,712,297 shares of common stock using a reference price of $107.75. The program concluded in December 2015 and the Company received an additional 1,058,965 shares. The final settlement price for all shares delivered under this 2015 ASB program was $104.79.

During the fourth quarter of 2015, the Company entered into an agreement with a third party financial institution to purchase up to $150 million of Visteon common stock in accordance with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934 ("10b5-1 Share Repurchase Program"). During the period of the program, which concluded on March 1, 2016, the Company paid approximately $105 million to repurchase 1,607,849 shares at an average price of $65.05.

On December 9, 2015, the Company declared a special distribution of $43.40 per share of its common stock outstanding as of January 15, 2016, or approximately $1.75 billion in the aggregate. On January 22, 2016 approximately $1.74 billion was distributed to shareholders. An additional amount of approximately $15 million will be paid over a two-year period as related to the vesting and settlement of restricted stock units and performance-based share units previously granted to the Company's employees. These amounts were classified as "Distribution payable" on the Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015.

On March 1, 2016, the Company entered into another ASB program with a third-party financial institution to purchase shares of Visteon common stock for an aggregate purchase price of $395 million. Under the program, the Company paid the financial institution $395 million and received an initial delivery of 4,370,678 shares of common stock using a reference price of $72.30. The final number of shares to be repurchased will be based on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the transaction, less an agreed discount and subject to adjustments pursuant to the terms and conditions of the ASB Agreement. The final settlement of this ASB Agreement is expected to occur by the end of 2016 but may be accelerated at the option of the third-party financial institution.

Executive Summary

The Company's Electronics sales for the three months ended March 31, 2016 totaled $793 million, the pie charts below highlight the sales breakdown for Visteon's Electronics segment for the three months ended March 31, 2016.
During the first quarter of 2016, the global automotive industry continued to experience modest growth driven by Asia Pacific, North America and Europe.  Production volumes in South America continued to contract due to varying economic, political and social factors.

On April 16, 2016 there was an earthquake in Kyushu Japan which has the potential to directly or indirectly disrupt material supply and electronic component production of various automotive suppliers, including Visteon, and correspondingly vehicle manufacturers.   Visteon is assessing the situation and working with its suppliers and customers to minimize disruption but at this time cannot quantify potential adverse impacts on the Company’s financial condition, results of operations and cash flows, if any.

Light vehicle production levels for the three months ended March 31, 2016 and 2015, by geographic region are provided below:

	Three Months Ended March 31
	2016	2015	Change
	(Units in Millions)
Global	22.9	22.6	1.3%
Asia Pacific	11.6	11.6	1.4%
Europe	5.6	5.4	2.2%
North America	4.5	4.3	5.2%
South America	0.6	0.8	(26.9)%
Other	0.6	0.5	0.6%

Source: IHS Automotive
Significant aspects of the Company's financial results during the three month periods ended March 31, 2016 include the following:

•
The Company recorded sales of $802 million for the three months ended March 31, 2016, representing a decrease of $14 million when compared with the same period of 2015. The decrease was primarily due to the Germany Interiors Divestiture and Euro and Chinese Yuan currency impacts, partially offset by higher production volumes, and new business in Asia Pacific, North America, and Europe.

•
Gross margin was $121 million or 15.1% of sales for the three months ended March 31, 2016, compared to $112 million or 13.7% of sales for the same period of 2015. The increase was primarily attributable to increased volume and improved cost performance partially offset by unfavorable currency.

•
Net income attributable to Visteon was $19 million for the three months ended March 31, 2016, compared to net income of $50 million for the same period of 2015. The decrease of $31 million includes lower income from discontinued operations of $59 million representing the results of Climate operations during the three months ended March 31, 2015, sold in June of 2015. This decrease was partially offset by lower non-controlling interest of $16 million also related to the Climate operations and higher gross margin of $9 million.

•
Including discontinued operations, cash used by operating activities was $58 million for the three months ended March 31, 2016, a decrease of $231 million compared with the same period of 2015. The reduction is primarily related to the exit of the Climate business, and higher tax and restructuring payments.

•
Total cash and short-term investments, excluding amounts held for sale were $808 million as of March 31, 2016, $1,975 million lower than $2,783 million as of December 31, 2015, primarily attributable to the special distribution of approximately $1,736 million and share repurchases of $500 million, partially offset by the Climate Transaction withholding tax refund of $356 million.

Consolidated Results of Operations - Three Months Ended March 31, 2016 and 2015

The Company's consolidated results of operations for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended March 31
	2016	2015	Change
	(Dollars in Millions)
Sales	$802	$816	$(14)
Cost of sales	681	704	(23)
Gross margin	121	112	9
Selling, general and administrative expenses	56	58	(2)
Restructuring expense	10	3	7
Interest expense, net	2	5	(3)
Equity in net income (loss) of non-consolidated affiliates	—	(1)	1
Other expense, net	4	12	(8)
Provision for income taxes	13	9	4
Net income from continuing operations	36	24	12
(Loss) income from discontinued operations	(13)	46	(59)
Net income	23	70	(47)
Net income attributable to non-controlling interests	4	20	(16)
Net income attributable to Visteon Corporation	$19	$50	$(31)
Adjusted EBITDA*	$89	$78	$11

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

Sales for the three months ended March 31, 2016 totaled $802 million, which represents a decrease of $14 million compared with the same period of 2015. Favorable volumes, product mix, and net new business increased sales by $54 million. The sale of an Interiors facility in Germany on December 1, 2015 decreased first quarter sales by $26 million. Unfavorable currency further decreased sales by $24 million, primarily attributable to the weakening Euro, Chinese Yuan, Thai Baht, and Indian Rupee. Other reductions were associated with customer pricing, net of design savings.

Cost of Sales

Cost of sales decreased $23 million for the three months ended March 31, 2016 when compared with the same period in 2015. Increased volumes, product mix, and net new business increased cost of sales by $43 million. The sale of the German Interiors facility decreased cost of sales by $27 million. Foreign currency decreased cost of sales by $20 million primarily attributable to the Euro partially offset by the Japanese Yen. Lower engineering cost recoveries increased cost of sales by $3 million while a supplier recovery for warranty decreased cost of sales by $3 million. Net efficiencies, including material, design and usage economics and manufacturing efficiencies, decreased cost of sales by $19 million.

Gross Margin

Gross margin was $121 million or 15.1% of sales for the three months ended March 31, 2016 compared to $112 million or 13.7% of sales for the same period of 2015. The $9 million increase in gross margin included $11 million from favorable volumes, net new business and product mix. The sale of the German Interiors facility improved gross margin by $1 million. Gross margin also included $1 million of favorable net cost performance, driven by material and manufacturing cost efficiencies which more than offset customary pricing reductions. The increases in gross margin were partially offset by unfavorable currency of $4 million primarily attributable to the Japanese Yen.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $56 million and $58 million during the three months ended March 31, 2016 and 2015, respectively. The decrease is primarily related to net efficiencies and favorable currency impacts related to the weakening Euro.

Restructuring Expense

Electronics: During the first quarter of 2016, the Company announced a restructuring program to transform the Company's engineering organization and supporting functional areas to focus on execution and technology. The organization will be comprised of regional engineering, product management and advanced technologies, and global centers of competence. Through March 31, 2016, the Company has recorded approximately $11 million of restructuring expenses under this program, associated with approximately 90 employees,which remains accrued as of March 31, 2016. The Company expects to record additional restructuring costs related to this program as the underlying plan is finalized.

During the fourth quarter of 2015, the Company announced a restructuring program designed to reduce the workforce at a European Electronics facility. The Company recorded $12 million of severance and termination benefits under this program associated with approximately 100 employees, of which $11 million remains accrued as of March 31, 2016. The Company expects to record additional restructuring costs related to this program as the underlying plan is finalized.

In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve annual cost savings through transaction synergies, of approximately $70 million. During the three months ended March 31, 2015, the Company recorded $2 million primarily related to severance and termination benefits under this program associated with approximately 55 employees and $1 million of legal and consulting fees. Approximately $9 million remains accrued at March 31, 2016 for this program and charges are considered substantially complete.

Other: During the three months ended March 31, 2015, the Company recorded $1 million of restructuring expenses, classified as discontinued operations, related to employee and severance termination benefits in connection with the reorganization of the Company's Climate operations in France.

The Company's restructuring reserves and related activity are summarized below for the three months ended March 31, 2016.

	Electronics	Other	Total
	(Dollars in Millions)
December 31, 2015	$33	$5	$38
Expense	11	—	11
Utilization	(13)	—	(13)
Reversals	(1)	—	(1)
Foreign currency	1	—	1
March 31, 2016	$31	$5	$36

Utilization represents payments for severance and other employee termination benefits and special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans.

Interest Expense, Net

Interest expense, net of $2 million and $5 million, for the three months ended March 31, 2016 and March 31, 2015, is primarily associated with the Company's Term Facility due April 9, 2021 with original principal of $600 million and paid down to $350 million following the Climate Transaction in June 2015. The net interest expense decrease of $3 million includes $1 million decrease in interest expense related to lower term loan principal for the three months ended March 31, 2016 and $2 million increase in interest income due to higher average cash balances.

Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended March 31
	2016	2015
	(Dollars in Millions)
Transformation initiatives	$2	$5
Transaction hedging and exchange	1	3
Integration costs	1	4
	$4	$12

The Company recorded transformation initiatives of $2 million and $5 million of expense for the three months ended March 31, 2016 and 2015, respectively. Transformation initiatives include information technology separation costs and financial and advisory services incurred in connection with execution of the Company's comprehensive value creation plan. Transaction hedging and exchange losses of $1 million for the three months ended March 31, 2016 relate to the Climate Transaction Korean withholding tax refund exchange impacts and $3 million for the three months ended March 31, 2015 relate to Climate Transaction proceeds hedging impacts.

Integration costs include costs associated with re-branding, facility modification, information technology readiness and related professional services necessary to integrate businesses associated with the Electronics Acquisition.

Income Taxes

The Company's provision for income taxes of $13 million for the three months ended March 31, 2016 represents an increase of $4 million when compared with $9 million in the same period of 2015. The increase in income tax expense reflects the non-recurrence of an $8 million benefit, including interest and penalties, primarily attributable to favorable audit developments in Asia leading to changes in judgment during the first quarter of 2015, and $1 million related to uncertain tax positions recorded in connection with developments associated with an ongoing audit in Mexico during the first quarter of 2016. These increases were partially offset by favorable developments in connection with certain income tax incentives formally approved by the Portuguese tax authorities during the first quarter of 2016 resulting in a discrete income tax benefit of $3 million and $2 million attributable to the year-over-year impact of changes in the mix of earnings and differing tax rates between jurisdictions.

Discontinued Operations

The operations subject to the Interiors Divestiture and Climate Transaction met conditions required to qualify for discontinued operations reporting. Accordingly, the results of operations for the Interiors business have been reclassified to (loss) income from discontinued operations, net of tax in the consolidated statements of comprehensive income for the three month periods ended March 31, 2016 and 2015. The three month period ended March 31, 2015 also included the results of operations for the Climate business, sold during the second quarter of 2015.

Discontinued operations are summarized as follows:

	Three Months Ended March 31
	2016	2015
	(Dollars in Millions)
Sales	$9	$1,235
Cost of sales	13	1,138
Gross margin	(4)	97
Selling, general and administrative expenses	—	40
Loss and impairments on Interiors Divestiture	1	14
Restructuring expense	—	1
Interest expense, net	—	1
Equity in net income of non-consolidated affiliates	—	3
Other expense, net	—	6
(Loss) income from discontinued operations before income taxes	(5)	38
Provision for (benefit from) income taxes	8	(8)
(Loss) income from discontinued operations, net of tax	$(13)	$46

During the three months ended March 31, 2016, the Company recorded currency impacts of $8 million in connection with the Korean capital gains withholding tax recovered during the first quarter of 2016.

Net Income

Net income attributable to Visteon was $19 million million for the three months ended March 31, 2016 compared to net income of $50 million for the same period of 2015. The decrease of $31 million includes lower income from discontinued operations of $59 million representing the results of Climate operations during the three months ended March 31, 2015, sold in June of 2015. This decrease was partially offset by lower non-controlling interest of $16 million also related to the Climate operations and higher gross margin of $9 million.

Adjusted EBITDA (a non-GAAP financial measure, as defined below) was $89 million for the three months ended March 31, 2016, representing an increase of $11 million when compared with Adjusted EBITDA of $78 million for the same period of 2015. The increase included $11 million from favorable volumes, net new business and product mix. The sale of the German Interiors facility improved adjusted EBITDA by $1 million. Adjusted EBITDA also included $1 million of favorable net cost performance, driven by material and manufacturing cost efficiencies which more than offset customary pricing productivity given to customers. The increases in adjusted EBITDA were partially offset by unfavorable currency of $2 million.

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

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the three months ended March 31, 2016 and 2015, is as follows:

	Three Months Ended March 31
	2016	2015	Change
	(Dollars in Millions)
Adjusted EBITDA	$89	$78	$11
Depreciation and amortization	21	21	—
Restructuring expense	10	3	7
Interest expense, net	2	5	(3)
Equity in net loss of non-consolidated affiliates	—	1	(1)
Other expense, net	4	12	(8)
Provision for income taxes	13	9	4
Loss (income) from discontinued operations, net of tax	13	(46)	59
Net income attributable to non-controlling interests	4	20	(16)
Non-cash, stock-based compensation expense	2	3	(1)
Other	1	—	1
Net income attributable to Visteon Corporation	$19	50	$(31)

Segment Results of Operations - Three Months Ended March 31, 2016 and 2015

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

•
Other - Other includes entities in South America and South Africa previously associated with the Climate business but not subject to the Climate Transaction. During 2015, Other also included the Berlin, Germany operations previously associated with the Interiors business and sold during the fourth quarter of 2015.

Sales by Segment

	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Three months ended March 31, 2015	$781	$44	$(9)	$816
Volume, mix, and net new business	52	(7)	9	54
Currency	(22)	(2)	—	(24)
Germany Interiors Divestiture	—	(26)	—	(26)
Price productivity and other	(18)	—	—	(18)
Three months ended March 31, 2016	$793	$9	$—	$802

Electronics sales increased during the three months ended March 31, 2016 by $12 million. Higher production volumes and new business increased sales by $52 million. Volume, mix, and net new business improved in Asia Pacific, Europe, and North America, while South America deteriorated. Unfavorable currency, primarily related to the Euro and Chinese Yuan, decreased sales by $22 million. Other reductions reflected customer pricing net of design changes.

Other sales decreased during the three months end March 31, 2016 by $35 million. The Germany Interiors Divestiture, effective December 1, 2015, resulted in a decrease in sales of $26 million. Lower production volumes related to the wind down of certain South America businesses reduced sales by $7 million. Unfavorable currency reduced sales by $2 million primarily related to the weakening Brazilian Real.

Cost of Sales by Segment

	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Three months ended March 31, 2015	$663	$50	$(9)	$704
Currency	(18)	(2)	—	(20)
Volume, mix, and net new business	40	(6)	9	43
Germany Interiors Divestiture	—	(27)	—	(27)
Other	(18)	(1)	—	(19)
Three months ended March 31, 2016	$667	$14	$—	$681

Electronics cost of sales increased during the three months ended March 31, 2016 by $4 million when compared with the same period in 2015. Cost of sales increased $40 million attributable to higher volumes as well as changes in product mix, representing the variable nature of material and labor costs. These increases were partially offset by $18 million of favorable impacts of foreign currency, primarily related to the weakening Euro, partially offset by the Japanese Yen. Additionally, the Company recognized $18 million of net efficiencies related to material, design, and usage, and economics.

Cost of sales for Other decreased $36 million, reflecting the impacts of the Germany Interiors Divestiture during the fourth quarter of 2015, and lower production volumes related to the wind down for certain programs in South America.

Cost of sales includes net engineering costs, comprised of gross engineering expenses related to forward model program development and advanced engineering activities, partially offset by engineering cost recoveries from customers. Electronics gross engineering expenses were $93 million for the three months ended March 31, 2016, a change of less than $1 million compared to the same period of 2015. Engineering recoveries were $19 million for the three months ended March 31, 2016, a decrease of $3 million compared to the same period of 2015. Engineering cost recoveries can fluctuate period to period depending on underlying contractual terms and conditions and achievement of related development milestones.

Adjusted EBITDA by Segment

Adjusted EBITDA by segment for the three months ended March 31, 2016 and 2015 is presented in the table below.

	Three Months Ended March 31
	2016	2015	Change
	(Dollars in Millions)
Electronics	$94	$84	$10
Other	(5)	(6)	1
Adjusted EBITDA	$89	$78	$11

Changes in Adjusted EBITDA by segment are presented in the table below.

	Electronics	Other	Total
	(Dollars in Millions)
Three months ended March 31, 2015	$84	$(6)	$78
Volume, mix, and net new business	12	(1)	11
Currency	(2)	—	(2)
Other	—	2	2
Three months ended March 31, 2016	$94	$(5)	$89

Electronics Adjusted EBITDA increased $10 million for the three months ended March 31, 2016 when compared to the same period of 2015. Higher volumes and new business, increased Adjusted EBITDA by $12 million. Currency decreased adjusted EBITDA by $2 million primarily related to the Japanese Yen. Cost performance net of customer price productivity was consistent year-over-year.

Other Adjusted EBITDA for the three months ended March 31, 2016 increased by $1 million compared to the same period of 2015 primarily related to the Germany Interiors Divestiture.

Liquidity

The Company’s primary liquidity needs are related to the funding of general business requirements, including working capital, capital expenditures, debt service, employee retirement benefits and restructuring actions. The Company's primary sources of liquidity are cash flows from operations, existing cash balances, and borrowings under available credit facilities, if necessary. To the extent the Company generates discretionary cash flow, management determines the portion used for optional prepayments of existing indebtedness, strategic acquisitions, additional share repurchases, and/or general corporate purposes.

As of March 31, 2016, the Company had total cash balances of $810 million, including $2 million of cash held for sale and $7 million of restricted cash. Cash balances totaling $595 million were located in jurisdictions outside of the United States, of which approximately $260 million is considered permanently reinvested for funding ongoing operations outside of the U.S.  If such permanently reinvested funds are repatriated to operations in the U.S., the Company is required to accrue additional tax expense, primarily related to foreign withholding taxes.

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

Significant Cash Sources and Availability

To the extent that the Company's liquidity needs exceed cash provided by its operating activities, the Company would look to cash balances on hand, including funds from its existing $350 million Term Facility due April 9, 2021 ("Term Facility"), or additional cash available on undrawn financing facilities such as its $200 million revolving credit facility due April 9, 2019 ("Revolving Facility"), or other affiliate working capital lines of credit, other contractual arrangements, and potential additional capital through debt or equity markets.

Access to capital markets is influenced by the Company's credit ratings. In March 2016, the Company's credit rating was upgraded by S&P to BB- from B+ and Moody's upgraded the Company's credit rating to Ba3 from B1.

The Company executed an Amendment to the Credit Agreement on March 25, 2015. The Amendment, among other things, provides for certain modifications to the Credit Agreement to permit Visteon’s sale of its ownership interest in HVCC and otherwise to update the Credit Agreement to account for HVCC no longer being a subsidiary of Visteon following the Climate Transaction. Under the Amendment, Term Lenders agreed to waive that 100% of the Net Cash Proceeds received by the Borrower or any of its Restricted Subsidiaries from the Climate Transaction be used to prepay the Term Loans so long as such Net Cash Proceeds are used to prepay the Term Loans within five Business Days of the receipt of such Net Cash Proceeds in an amount sufficient to reduce the aggregate principal amount of the Term Loans outstanding after giving effect to such prepayment to no more than $350 million. In connection with the Amendment, the facilities were upgraded to BB and Ba3 by S&P and Moody's, respectively. In March 2016, the facilities were further upgraded to BB+ and Ba2 by S&P and Moody's, respectively.

As of March 31, 2016, $350 million face value was outstanding under the Term Facility, and there were no outstanding borrowings under the Revolving Facility. Availability under outstanding affiliate credit facilities as of March 31, 2016 is approximately $19 million.

Interiors Divestiture

In connection with the Interiors Divestiture and November 1, 2014 Master Closing, the Company agreed to provide a $56 million revolving credit facility to the buyer, which was to be reduced as transactions related to customer purchase order changes were effected increasing the backing of the buyer implemented factoring facility, the seller backed facility was subsequently reduced. The seller-backed facility obligation can also be reduced if the buyer adds working capital facilities in Russia and Thailand. Draws under this seller-backed facility will only be available if certain of the external credit facilities are fully drawn, and any draws on the seller-backed facility generally must be repaid prior to the repayment of the external credit facilities. The seller-backed facility has a maturity of three years, an interest rate of Libor plus 5% and a default rate of interest for any interest and/or principal payment defaults. As of April 6, 2016, this revolving credit facility to the buyer was reduced to $35 million as additional receivable financing became available to the buyer. As of March 31, 2016, there were no draws on this facility.

The Company expects that the Argentina and Brazil portions of the Interiors Divestiture, which have been delayed due to the difficulty in obtaining local regulatory permits, will close during 2016. These remaining transactions are subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions. The Company expects to record losses in connection with the Argentina and Brazil portions of the Interiors Divestiture in future periods upon closing, which are estimated to be approximately $20 million.

Distribution

On December 9, 2015, the Company approved a special distribution of $43.40 per share of its common stock outstanding as of January 15, 2016, or approximately $1.75 billion in the aggregate, consistent with its previously announced plans to return a portion of the Climate Transaction proceeds to stockholders, ranging from approximately $2.5 billion to $2.75 billion, through a structured series of actions including repurchases of common stock and/or a special distribution. On January 22, 2016 approximately $1.74 billion was distributed to shareholders. An additional amount of approximately $15 million will be paid over a two-year period related to the vesting and settlement of restricted stock units and performance-based share units previously granted to the Company's employees.

Approximately $1.74 billion of the Company's cash equivalents and short-term investments, including the separately managed accounts, were liquidated on or about January 19, 2016 to fund the special distribution paid on January 22, 2016.

Share Repurchase Program
Since July 2012, the Company's board of directors has cumulatively authorized a total of $1.8 billion in share repurchases. On June 16, 2015, the Company announced an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of Visteon common stock for an aggregate purchase price of $500 million. Under the program, the Company paid the financial institution $500 million and received an initial delivery of 3,712,297 shares of common stock using a reference price of $107.75. The program concluded in December 2015 and the Company received an additional 1,058,965 shares. The final settlement price for all shares delivered under this 2015 ASB program was $104.79.

In December 2015, the Company entered into an agreement with a third party financial institution to purchase up to $150 million of Visteon common stock in accordance with the provisions of Rule 10b5-1 and Rule 10b-18 of the Securities Exchange Act of 1934 ("10b5-1 Share Repurchase Program"). Under this program, the third-party financial institution repurchased the Company's shares at the prevailing market prices pursuant to a pre-specified matrix of various share price levels and corresponding daily purchase amounts. During the period of the program, which concluded on March 1, 2016 , the Company paid approximately $105 million to repurchase 1,607,849 shares at an average price of $65.05.

On March 1, 2016, the Company entered into another ASB program with a third-party financial institution to purchase shares of Visteon common stock for an aggregate purchase price of $395 million. Under the program, the Company paid the financial institution $395 million and received an initial delivery of 4,370,678 shares of common stock using a reference price of $72.30. The final number of shares to be repurchased will be based on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the transaction, less an agreed discount and subject to adjustments pursuant to the terms and conditions of the ASB Agreement. The final settlement of this ASB Agreement will complete on or before December 15, 2016 as it may be accelerated at the option of the third party financial institution after August 2, 2016.

The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

Restructuring

As of March 31, 2016, the Company had restructuring accruals totaling $36 million, including amounts associated with discontinued operations, which are expected to be settled in cash over the next twelve months.

During the first quarter of 2016, the Company announced a restructuring program to transform the Company's engineering organization and supporting functional areas to focus on execution and technology. Through March 31, 2016, the Company has recorded approximately $11 million of restructuring expenses under this program, associated with approximately 90 employees, which remains accrued as of March 31, 2016. The Company expects to record additional restructuring costs related to this program as the underlying plan is finalized.

During October 2015, the Company announced a restructuring program designed to reduce the workforce at a European Electronics facility. The Company recorded $12 million of severance and termination benefits under this program associated with approximately 100 employees. Approximately $11 million remains accrued as of March 31, 2016. The Company expects to record additional restructuring costs related to this program as the underlying plan is finalized.

The Company commenced a restructuring program during 2014 designed to achieve annual cost savings of approximately $70 million by the end of 2016 through synergies associated with the Electronics Acquisition. Approximately $57 million has been recorded under this program through the year ended December 31, 2015. Charges for the program are considered substantially complete and $9 million remains accrued as of March 31, 2016.

Given the economically-sensitive and highly competitive nature of the automotive electronics industry, the Company continues to closely monitor current market factors and industry trends taking action as necessary, including but not limited to, additional restructuring actions. However, there can be no assurance that such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

Other

On January 12, 2016 Visteon entered into a share purchase agreement to acquire all shares of AllGo Systems for consideration of approximately $15 million at close and $7 million of additional contingent consideration, expected to close during the second quarter of 2016. AllGo Systems is a leading developer of embedded multimedia system solutions to global vehicle manufacturers.

During the three months ended March 31, 2016, cash contributions to the Company's U.S. and non-U.S. defined benefit pension plan were $3 million and $2 million, respectively. The Company expects to make cash contributions to its defined benefit pension plans of $14 million in 2016. Estimated cash contributions for 2017 through 2019, under current regulations and market assumptions are approximately $39 million.

During 2012, Brazilian tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) of approximately $13 million, adjusted for currency impacts and accrued interest, related to the sale of its chassis business to a third party. During 2013, after attempts to reopen an appeal of the administrative decision failed, Sistemas opened a judicial proceeding against the government to address the notice, which required a deposit in the amount of the assessment to suspend the debt and allow Sistemas to operate regularly before the tax authorities. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments, as well as income tax refund claims associated with other jurisdictions, total $14 million as of March 31, 2016, and are included in Other non-current assets on the consolidated balance sheet.

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

Operating Activities
Including discontinued operations, the Company used $58 million of cash in operating activities during the three months ended March 31, 2016, compared to cash provided by operations of $173 million during the same period of 2015.

The increase in cash used by operating activities is primarily attributable to the divestiture of climate operations which provided $159 million in operating cash flows for the three months ended March 31, 2015. The increase in cash used by operating activities also reflects income tax payments, primarily in Japan and the U.S., of approximately $50 million. Other cash used by operating activities includes higher restructuring payments of $10 million and higher information technology transition service payments supporting divested businesses of $10 million.

Investing Activities

Cash provided from investing activities during the three months ended March 31, 2016 totaled $373 million, compared to net cash used by investing activities of $70 million for the same period in 2015 for an increase in cash provided by investing activities of $443 million. Net cash provided by investing activities during the the three months ended March 31, 2016, includes the Climate Transaction withholding tax recovery of $356 million, liquidation of short-investments of $47 million, partially offset by capital expenditures of $25 million and a shareholder loan to an unconsolidated affiliate, Yanfeng Visteon Electronics Technology (Shanghai) Co. Ltd., of $8 million.
Net cash flow used by investing activities for the three months ended March 31, 2015 includes capital expenditures of $55 million, a shareholder loan to unconsolidated affiliate Yanfeng Visteon Investment Co., Ltd. of $10 million and a $5 million payment in connection with the Thailand closing of the Interiors Divestiture.

Capital expenditures for the three months ended March 31, 2016 were $25 million, a decrease of $30 million when compared to the same period in 2015, primarily due to the divestiture of climate operations.

Financing Activities

Cash used by financing activities during the three months ended March 31, 2016 totaled $2,248 million, compared to $6 million used by financing activities for the same period in 2015, for an increase in cash used by financing activities of $2,242 million. Cash used by financing activities during the three ended March 31, 2016 included a distribution payment of $1,736 million, share repurchases of $500 million, stock based compensation tax withholding payments of $11 million and net debt paid of $1 million.

Cash used by financing activities during the three months ended March 31, 2015 of $6 million consisted of net debt payments of $13 million, non-controlling interest dividends of $3 million, partially offset by cash received from option and warrant exercises of $10 million.

Debt and Capital Structure

Additional information related to the Company’s debt is set forth in Note 10, “Debt” to the consolidated financial statements included herein under Item 1. For additional information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015, for specific debt agreements and additional information related to covenants and restrictions.

Off-Balance Sheet Arrangements

The Company renewed its $15 million Letter of Credit ("LOC") Facility with U.S. Bank National Association for two years on September 30, 2015. Under the terms of the LOC facility, the Company must maintain a collateral account with U.S. Bank equal to 103% of the aggregated stated amount of the issued LOCs (or 110% for non-U.S. currencies) with reimbursement for any draws. As of March 31, 2016, the Company had $6 million of outstanding letters of credit issued under this facility and secured by restricted cash. In addition, the Company had $15 million of locally issued letters of credit to support various customs arrangements and other obligations at its local affiliates of which $1 million are secured by cash collateral.

In connection with the Interiors Divestiture and November 1, 2014 Master Closing, the Company agreed to provide a $56 revolving credit facility to the buyer. The seller-backed facility has a maturity of three years, an interest rate of Libor plus 5% and a default rate of interest for any interest and/or principal payment defaults. As of April 6, 2016, this revolving credit facility to the buyer was reduced to $35 million as additional receivable financing became available to the buyer. As of March 31, 2016, there were no draws on this facility.

Fair Value Measurement

Additional information related to the Company’s assets and liabilities measured at fair value is set forth in Note 15, “Fair Value Measurements and Financial Instruments” to the consolidated financial statements included herein under Item 1. For additional information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements under Item 1 “Financial Statements" of this Quarterly Report on Form 10-Q for a discussion of recent accounting pronouncements.

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

Foreign Currency Risk

The Company's net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends, investments in subsidiaries and anticipated foreign currency denominated transaction proceeds. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary hedged foreign currency exposures include the Euro, Japanese Yen, and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. In addition, during 2015, the Company entered into currency exchange derivatives with a notional amount of $150 million to manage foreign currency exposure on certain non-U.S. denominated foreign entities. These derivatives have been designated as hedges of the Company's net investments in European affiliates with the effective portion of the gain or loss reported in the Accumulated other comprehensive loss component of Stockholder's equity in the Company's consolidated balance sheet. There was no ineffectiveness associated with these derivatives as of March 31, 2016. Forward and option contracts may be utilized to reduce the impact to the Company's cash flow from adverse movements in exchange rates. As of March 31, 2016, the net fair value of such currency exchange derivatives, foreign currency forward and option contracts was an asset of $1 million while at December 31, 2015, the net fair value of such currency exchange derivatives, foreign currency forward and option contracts was an asset of $6 million, maturities of these instruments generally do not exceed eighteen months.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $24 million and $26 million for foreign currency derivative financial instruments as of March 31, 2016 and December 31, 2015, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars.

Interest Rate Risk

The Company is subject to interest rate risk, principally in relation to variable rate debt. The Company may use derivative financial instruments to manage exposure to fluctuations in interest rates.

During 2015, the Company entered into interest rate swaps with a notional amount of $150 million that effectively convert designated cash flows associated with underlying interest payments on the Term Facility from a variable interest rate to a fixed interest rate, the maturities of these swaps will not exceed the underlying Term Facility. The instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the Accumulated other comprehensive income component of Stockholders' equity in the Company's consolidated balance sheets and such gains and losses will be reclassified at the time the underlying hedged transactions are realized. The ineffective portion of these swaps is assessed based on the hypothetical derivative method and is recorded as interest expense in the Company's consolidated statements of comprehensive income. As of March 31, 2016 and December 31, 2015 there was no ineffectiveness associated with these derivatives and the fair value was a liability of $4 million and $1 million respectively.

The Company significantly reduced interest rate exposure after entering the swap transactions in 2015. The variable rate basis of debt is approximately 59% as of March 31, 2016 and December 31, 2015.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and the Vice President, Corporate Controller and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Vice President, Corporate Controller and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016.

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II
Other Information

Item 1.	Legal Proceedings

See the information above under Note 16, "Commitments and Contingencies," to the consolidated financial statements which is incorporated herein by reference.

Item 1A.	Risk Factors

For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. See also, "Forward-Looking Statements" included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the first quarter of 2016.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
Jan. 1, 2016 to Jan. 31, 2016	99,209	$107.27	270,000	$350
Feb. 1, 2016 to Feb. 29, 2016	638	$67.77	1,302,849	$350
Mar. 1, 2016 to Mar. 31, 2016	1,971	$75.63	4,405,678	$0
Total	101,818	$106.41	5,978,527	$0

(1)
This column includes 101,818 shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share and stock unit awards made pursuant to the Visteon Corporation 2010 Incentive Plan.

(2)
On December 9, 2015, the board of directors authorized a $500 million share repurchase program through December 31, 2016. In December 2015, the Company entered into a 10b5-1 program with a third-party financial institution to purchase up to $150 million of Visteon common stock. Under the 10b5-1 program which concluded on March 1, 2016, the company repurchased 1,607,849 shares at average price of $65.05, for a total of $105 million. Subsequently, the Company entered into an accelerated stock buyback (“ASB”) program with a third-party financial institution to repurchase shares of common stock for an aggregate purchase price of $395 million. Under this ASB program, the Company paid $395 million and received an initial delivery of 4,370,678 shares of common stock using a reference price of $72.30. This ASB program is expected to be concluded by December 15, 2016.

Item 6.	Exhibits

The exhibits listed on the "Exhibit Index" on Page 48 hereof are filed with this report or incorporated by reference as set forth therein.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Visteon Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ Stephanie S. Marianos
Stephanie S. Marianos
Assistant Controller and Chief Accounting Officer

Date: April 28, 2016

Exhibit Index

Exhibit No.	Description
10.1	Separation Agreement, dated March 31, 2016 between Visteon and Jeff Stafeil*
10.2	Separation Agreement, dated March 31, 2016 between Visteon and Peter Ziparo*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated April 28, 2016.
31.2	Rule 13a-14(a) Certification of Vice President, Corporate Controller and Interim Chief Financial Officer dated April 28, 2016.
32.1	Section 1350 Certification of Chief Executive Officer dated April 28, 2016.
32.2	Section 1350 Certification of Vice President, Corporate Controller and Interim Chief Financial Officer dated April 28, 2016.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
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