Form 10-Q
period 2016-06-30
VISTEON CORP
filed 2016-07-28
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016,
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
Large accelerated filer  ✓  Accelerated filer  __   Non-accelerated filer __   Smaller reporting company  __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of July 21, 2016, the registrant had outstanding 34,012,831 shares of common stock.
Exhibit index located on page number 63.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.	Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Sales	$773	$812	$1,575	$1,628
Cost of sales	664	713	1,345	1,417
Gross margin	109	99	230	211
Selling, general and administrative expenses	54	65	110	123
Restructuring expense	7	12	17	15
Interest expense	4	7	8	12
Interest income	1	1	3	1
Equity in net income of non-consolidated affiliates	3	12	3	11
Loss on debt extinguishment	—	5	—	5
Gain on sale of non-consolidated affiliates	—	62	—	62
Other (income) expense, net	—	(4)	4	8
Income before income taxes	48	89	97	122
Provision for income taxes	9	24	22	33
Net income from continuing operations	39	65	75	89
(Loss) income from discontinued operations, net of tax	(9)	2,159	(22)	2,205
Net income	30	2,224	53	2,294
Net income attributable to non-controlling interests	4	16	8	36
Net income attributable to Visteon Corporation	$26	$2,208	$45	$2,258

Basic earnings (loss) per share:
Continuing operations	$1.03	$1.34	$1.85	$1.76
Discontinued operations	(0.26)	49.54	(0.61)	49.79
Basic earnings per share attributable to Visteon Corporation	$0.77	$50.88	$1.24	$51.55

Diluted earnings (loss) per share:
Continuing operations	$1.02	$1.31	$1.83	$1.71
Discontinued operations	(0.26)	48.42	(0.60)	48.58
Diluted earnings per share attributable to Visteon Corporation	$0.76	$49.73	$1.23	$50.29

Comprehensive income:
Comprehensive income	$29	$2,303	$71	$2,323
Comprehensive income attributable to Visteon Corporation	$27	$2,288	$65	$2,296

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	June 30	December 31
	2016	2015
ASSETS
Cash and equivalents	$846	$2,728
Short-term investments	—	47
Restricted cash	6	8
Accounts receivable, net	483	502
Inventories, net	187	187
Other current assets	189	581
Total current assets	1,711	4,053

Property and equipment, net	342	351
Intangible assets, net	123	133
Investments in non-consolidated affiliates	58	56
Other non-current assets	110	88
Total assets	$2,344	$4,681

LIABILITIES AND EQUITY
Distribution payable	$15	$1,751
Short-term debt, including current portion of long-term debt	25	37
Accounts payable	455	482
Accrued employee liabilities	96	132
Other current liabilities	279	370
Total current liabilities	870	2,772

Long-term debt	347	346
Employee benefits	259	268
Deferred tax liabilities	23	21
Other non-current liabilities	81	75

Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding at June 30, 2016 and December 31, 2015)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million and 55 million shares issued, and 34 million and 40 million shares outstanding at June 30, 2016 and December 31, 2015, respectively)	1	1
Additional paid-in capital	1,245	1,345
Retained earnings	1,239	1,194
Accumulated other comprehensive loss	(170)	(190)
Treasury stock	(1,699)	(1,293)
Total Visteon Corporation stockholders’ equity	616	1,057
Non-controlling interests	148	142
Total equity	764	1,199
Total liabilities and equity	$2,344	$4,681

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS1
(Dollars in Millions)
(Unaudited)

	Six Months Ended June 30
	2016	2015
Operating Activities
Net income	$53	$2,294
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	41	127
Equity in net income of non-consolidated affiliates, net of dividends remitted	(3)	(2)
Non-cash stock-based compensation	4	6
Loss (gain) on Climate Transaction	2	(2,332)
Gain on sale of non-consolidated affiliates	—	(62)
Losses on divestitures and impairments	2	16
Loss on debt extinguishment	—	5
Other non-cash items	1	3
Changes in assets and liabilities:
Accounts receivable	27	(18)
Inventories	5	(32)
Accounts payable	(17)	32
Accrued income taxes	(49)	142
Other assets and other liabilities	(52)	25
Net cash provided from operating activities	14	204
Investing Activities
Capital expenditures	(37)	(122)
Climate Transaction withholding tax refund	356	—
Short-term investments	47	—
Loans to non-consolidated affiliates	(12)	(10)
Net proceeds from Climate Transaction	—	2,664
Proceeds from asset sales and business divestitures	4	91
Payments associated with business divestitures, net	—	(24)
Other	—	5
Net cash provided from investing activities	358	2,604
Financing Activities
Short-term debt, net	(10)	(6)
Principal payments on debt	(1)	(250)
Distribution payments	(1,736)	—
Repurchase of common stock	(500)	(500)
Dividends paid to non-controlling interests	—	(31)
Exercised warrants and stock options	—	19
Stock based compensation tax withholding payments	(11)	—
Other	—	(1)
Net cash used by financing activities	(2,258)	(769)
Effect of exchange rate changes on cash and equivalents	4	(9)
Net (decrease) increase in cash and equivalents	(1,882)	2,030
Cash and equivalents at beginning of the period	2,729	827
Cash and equivalents at end of the period	$847	$2,857
1 The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories. As such, cash and equivalents above include amounts reflected in assets held for sale within other current assets on the Consolidated Balance Sheets.
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

Exit of Climate Business

On June 9, 2015, Visteon Corporation and its wholly owned subsidiary, VIHI, LLC (collectively, “Visteon”) completed the sale to Hahn & Co. Auto Holdings Co., Ltd. and Hankook Tire Co., Ltd. (together, the “Purchasers”) of all of its shares of Halla Visteon Climate Control Corporation, a Korean corporation (“HVCC”), for approximately $3.4 billion, or KRW 52,000 per share, after adjusting for the 2014 dividend paid by HVCC to Visteon (the “Climate Transaction”), pursuant to and in accordance with the Share Purchase Agreement, dated as of December 17, 2014, among Visteon and the Purchasers. See Note 3 "Discontinued Operations" for additional disclosures. The Company received net cash proceeds of approximately $2.7 billion and recognized a pretax gain of approximately $2.3 billion in connection with the closing of the Climate Transaction in the second quarter 2015. The results of operations for the Climate business have been classified as (loss) income from discontinued operations, net of tax in the consolidated statements of comprehensive income for the three and six month periods ended June 30, 2015.

On July 18, 2016, the Company reached an agreement to sell its South Africa climate operations, with 2015 annual sales of $9 million as reported in the Company’s Other product line.  The sale is expected to close during the third quarter of 2016 for proceeds of approximately $2 million.  The Company expects to record a loss of approximately $12 million primarily related to foreign currency translation amounts recorded in accumulated other comprehensive loss.

Exit of Interiors Business

On December 1, 2015, Visteon completed the sale and transfer of its equity ownership in Visteon Deutschland GmbH, which operated the Berlin, Germany interiors plant ("Germany Interiors Divestiture"). The Company contributed cash, of approximately $141 million, assets of $27 million, and liabilities of $198 million including pension related liabilities. The Company will make a final contribution payment of approximately $33 million by November 2016 which is included in the Company's consolidated balance sheet as "Other current liabilities" as of June 30, 2016.

During 2014, the Company divested the majority of its global Interiors business (the "Interiors Divestiture"). Subsequently, Visteon completed the sale of its Interiors operations in Thailand on February 2, 2015. Remaining operations subject to the Interiors Divestiture are located in Argentina and Brazil and are expected to close during 2016. Assets and liabilities associated with these operations continue to meet the "held for sale" criteria at June 30, 2016 and are classified as "Other current assets" or "Other current liabilities" in the consolidated balance sheets. These remaining transactions are subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions, and may be subject to further cash impacts based on purchase price adjustments at the time of closing. See Note 3 "Discontinued Operations" for additional disclosures. The Company expects to record losses in connection with the Argentina and Brazil portions of the Interiors Divestiture in future periods upon closing, which are estimated to be approximately $20 million.

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

The Company determined that Yanfeng Visteon Electronics (China) Investment Co., Ltd. ("YFVIC"), is a VIE. The Company holds a variable interest in YFVIC primarily related to its ownership interests and subordinated financial support. The Company and Yanfeng Automotive Trim Systems Co., Ltd. (an unrelated party) each own 50% of YFVIC. YFVIC is not consolidated since the Company is not the primary beneficiary.

At June 30, 2016, the Company’s investment in YFVIC is $24 million. In addition, at June 30, 2016, the Company has receivables due from YFVIC, including trade receivables and other advances of $18 million, subordinated loans receivable of $22 million and payables due to YFVIC of $13 million. At December 31, 2015, the Company’s investment in YFVIC was $23 million and it had receivables due from YFVIC, including trade receivables and other advances of $36 million, a subordinated loan receivable of $10 million and payables due to YFVIC of $17 million. At June 30, 2016, the Company’s maximum exposure to loss in YFVIC is $90 million, which includes assets described above and a $26 million loan guarantee. During the three and six months ended June 30, 2016, Visteon loaned YFVIC and affiliates approximately $4 million and $12 million, respectively, expected to be repaid within five years.

On July 22, 2016, the Company sold a cost method investment to a third party for proceeds of approximately $11 million. The Company will record a gain on sale of approximately $5 million during the third quarter of 2016.

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

Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation.

Other (Income) Expense, Net: Other (income) expense, net includes transformation initiatives, transaction hedging and exchange, and integration costs.

Other (income) expense, net consists of the following:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Dollars in Millions)
Transformation initiatives	$1	$13	$3	$18
Transaction hedging and exchange (gains) losses	—	(22)	1	(19)
Integration costs	—	5	1	9
Recoverable taxes	(1)	—	(1)	—
	$—	$(4)	$4	$8

Transformation initiatives include information technology separation costs and financial and advisory services incurred in connection with execution of the Company's comprehensive value creation plan. Transaction hedging and exchange losses of $1 million for the six months ended June 30, 2016 , relate to the Climate Transaction Korean withholding tax refund exchange impacts.

Transaction hedging and exchange gains for the three and six months ended June, 30 2015 of $22 million and $19 million, respectively, relate to Climate Transaction proceeds hedging and exchange impacts.

Integration costs include costs associated with re-branding, facility modification, information technology readiness and related professional services necessary to integrate businesses associated with the Electronics Acquisition.

Cash and Equivalents: The Company considers all highly liquid investments purchased with a maturity of three months or less, including short-term time deposits, commercial paper, repurchase agreements and money market funds to be cash equivalents. As of June 30, 2016 the Company's cash balances are invested in a diversified portfolio of cash and cash equivalents including money market funds, commercial paper rated A2/P2 and above with maturity under three months, time deposits and other short-term cash investments, which mature under three months with highly rated banking institutions. The cost of such funds approximates fair value based on the nature of the investment.

Short-term Investments: Short-term investments of $47 million as of December 31, 2015 included corporate bonds, asset backed securities, and commercial paper with maturities between three and twelve months held as part of the Company's separately managed accounts. The cost of these Level 1 investments approximated fair value. These investments were liquidated during the first quarter of 2016.

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $5 million related to the Letter of Credit Facility, and $1 million related to cash collateral for other corporate purposes at June 30, 2016.

Investments in Affiliates: The Company recorded equity in the net income of affiliates of $3 million and $12 million for the three month periods ended June 30, 2016 and 2015 respectively. For the six month periods ended June 30, 2016 and 2015, the Company recorded $3 million and $11 million, respectively. Investments in affiliates were $58 million and $56 million at June 30, 2016 and December 31, 2015, respectively. At June 30, 2016 and December 31, 2015, investments in affiliates accounted for under the equity method totaled $47 million and $45 million, respectively, while investments in affiliates accounted for under the cost method were $11 million at June 30, 2016 and December 31, 2015. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and fair value.

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

	Six Months Ended June 30
	2016	2015
	(Dollars in Millions)
Beginning balance	$38	$20
Accruals for products shipped	8	8
Changes in estimates	1	—
Specific cause actions	(1)	8
Recoverable warranty/recalls	(1)	5
Foreign currency	1	(3)
Settlements	(9)	(3)
Ending balance	$37	$35

Recently Issued Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-9, "Revenue from Contracts with Customers", which is the new comprehensive revenue recognition standard that will supersede existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. This ASU allows for both retrospective and prospective methods of adoption. In July 2015, the FASB approved a one-year deferral of the effective date of the standard. As such, the new standard will become effective for annual and interim periods beginning after December 15, 2017 with early adoption on the original effective date permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and anticipates changes to the revenue recognition of customer owned tooling and engineering recoveries. The Company expects to adopt this standard during the first quarter 2018.

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

In March 2016, the FASB issued ASU 2016-09, "Compensation Stock Compensation (Topic 718)": Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, the amendments are expected to significantly impact net income, earnings per share, and the statement of cash flows. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

NOTE 3. Discontinued Operations

The operations subject to the Interiors Divestiture and Climate Transaction met conditions required to qualify for discontinued operations reporting. Accordingly, the results of operations for Interiors business subject to the Interiors Divestiture have been reclassified to (loss) income from discontinued operations, net of tax in the consolidated statements of comprehensive income for the three and six month periods ended June 30, 2016 and 2015. The three and six month periods ended June 30, 2015 also included the results of operations for the Climate business, sold during the second quarter of 2015.

Discontinued operations are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Dollars in Millions)
Sales	$11	$933	$20	$2,168
Cost of sales	15	862	28	2,000
Gross margin	(4)	71	(8)	168
Selling, general and administrative expenses	2	35	2	75
Loss (gain) on Climate Transaction	2	(2,332)	2	(2,332)
Loss and impairment on Interiors Divestiture	1	2	2	16
Restructuring expense	—	1	—	2
Interest expense, net	—	1	—	2
Equity in net income of non-consolidated affiliates	—	3	—	6
Other (income) expense, net	1	(1)	1	5
(Loss) income from discontinued operations before income taxes	(10)	2,368	(15)	2,406
(Benefit) Provision for income taxes	(1)	209	7	201
(Loss) income from discontinued operations, net of tax	(9)	2,159	(22)	2,205
Net income attributable to non-controlling interests	—	9	—	24
Net (loss) income from discontinued operations attributable to Visteon	$(9)	$2,150	$(22)	$2,181

During the six months ended June 30, 2016, the Company recorded currency impacts of $8 million in connection with the Korean capital gains withholding tax recovered during the first quarter of 2016.

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

(1) Gross proceeds of $3,423 million were received in connection with the Climate Transaction, translated at a spot rate of 1121.5 KRW to USD on June 9, 2015. Impacts of related hedging activities and exchange on proceeds conversion into USD are included in the Company's consolidated statements of comprehensive income as "Other (income) expense, net" for the three and six month periods ended June 30, 2015.

(2) In connection with the transaction, the Company recorded a tax recoverable of $377 million for Korean capital gains tax withheld by the Purchasers and paid to the Korean government.  This amount reduced proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the six months ended June 30, 2015. In January 2016, the Company recovered the entire amount of the Korean capital gains withholding tax, adjusted for currency and exchange impacts, of $356 million.

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

(6) In connection with the Climate Transaction, the Company has entered an agreement pursuant to which Visteon will provide information technology ongoing and separation services for HVCC to fully operate as an independent entity with estimated costs of approximately $53 million. The information technology liability is included in the Company's consolidated balance sheets as "Other current liabilities" as of June 30, 2016 and December 31, 2015.

(7) Employee related charges of $45 million include bonus payments, the Company's assumption of incentive plan liabilities, and impacts of employment change in control provisions. Bonus payments of $30 million are classified in the Company's net cash provided from operating activities within the Company's consolidated statements of cash flows for the six months ended June 30, 2015. Amounts remaining to be paid are included in the Company's consolidated balance sheets as "Accrued employee liabilities" as of June 30, 2016 and December 31, 2015.

(8) In connection with the Climate Transaction, the Company has entered an agreement to purchase certain electronics operations located in India, expected to close in 2016 after legal separation and regulatory approvals are met. The Company has recorded a repurchase obligation of $50 million, representing the estimated purchase price of the subject business. The Company continues to consolidate the business, with net assets of approximately $22 million as of June 30, 2016, based on the Company’s continued controlling financial interest.  The Company’s controlling financial interest was evaluated based on continued operating control and obligation to fund losses or benefit from earnings.  The business is included in a legal entity currently owned by HVCC and therefore the Electronics business assets are not available for general corporate purposes.  The repurchase obligation is included in the Company’s consolidated balance sheets as “Other current liabilities” as of June 30, 2016 and December 31, 2015.

As of June 30, 2016 and December 31, 2015, held for sale balances include assets and liabilities associated with operations subject to the Interiors Divestiture located in Argentina and Brazil.

Held for sale balances, classified as "Other current assets" and "Other current liabilities" on the consolidated balance sheets are summarized as follows:

	June 30	December 31
	2016	2015
	(Dollars in Millions)
ASSETS HELD FOR SALE
Cash and equivalents	$1	$1
Accounts receivable, net	12	9
Inventories, net	5	4
Other current assets	3	3
Total current assets held for sale	21	17

Total assets held for sale	$21	$17

LIABILITIES HELD FOR SALE
Accounts payable	$8	$6
Employee benefits	3	2
Other current liabilities	—	1
Total current liabilities held for sale	11	9

Total liabilities held for sale	$11	$9

The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories within the consolidated statements of cash flows. Cash and non-cash items for certain operating and investing activities related to discontinued operations for the six months ended June 30, 2016 and 2015 are as follows:

	Six Months Ended June 30
	2016	2015
	(Dollars in Millions)
Depreciation and amortization	$—	$85
Asset impairments and losses on divestiture	$2	$16
Capital expenditures	$2	$81

Note 4. Restructuring Activities

During the three and six months ended June 30, 2016, the Company recorded $7 million and $17 million of restructuring expenses, net of reversals of $1 million and $2 million, respectively. Given the economically-sensitive and highly competitive nature of the automotive electronics industry, the Company continues to closely monitor current market factors and industry trends taking action as necessary, including but not limited to, additional restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

Electronics

During the first quarter of 2016, the Company announced a restructuring program to transform the Company's engineering organization and supporting functional areas to focus on execution and technology. The organization will be comprised of regional engineering, product management and advanced technologies, and global centers of competence. During the three and six months ended June 30, 2016, the Company has recorded approximately $1 million and $12 million, respectively, of restructuring expenses under this program, associated with approximately 100 employees, of which $10 million remains accrued as of June 30, 2016. The Company expects to record additional restructuring costs related to this program as the underlying plan is finalized.
During the fourth quarter of 2015, the Company announced a restructuring program designed to reduce the workforce at a European Electronics facility. The Company recorded $12 million of severance and termination benefits under this program associated with approximately 100 employees, of which $9 million remains accrued as of June 30, 2016. The Company expects to record additional restructuring costs related to this program as the underlying plan is finalized.

In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve annual cost savings through transaction synergies. During the three and six months ended June 30, 2015, the Company recorded $9 million and $12 million, respectively, of severance and termination benefits under this program associated with approximately 420 employees. As of June 30, 2016, $6 million remains accrued for this program and charges are considered substantially complete.

The Company previously announced a restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. In connection with that program, the Company announced plans to realign its corporate and administrative functions directly to their corresponding operational beneficiary. The Company recorded $3 million for restructuring expenses during the three and six months ended June 30, 2015, primarily related to severance and termination benefits. As of June 30, 2016, this program is considered substantially complete.

Other

During the three and six months ended June 30, 2016, the Company recorded $7 million of restructuring expenses, related to severance and termination benefits, in connection with the wind-down of certain operations in South America, which remains accrued as of June 30, 2016. The Company expects to record additional restructuring costs related to this program as the underlying plan is finalized.

During the three and six months ended June 30, 2015, the Company recorded $1 million and $2 million respectively, of restructuring expenses, classified as discontinued operations, related to severance and termination benefits in connection with the reorganization of the Company's Climate operations in France.

Restructuring Reserves

Restructuring reserve balances of $37 million and $38 million at June 30, 2016 and December 31, 2015, respectively, are classified as "Other current liabilities" on the consolidated balance sheets. The Company anticipates that the activities associated with the restructuring reserve balance will be substantially completed by June 30, 2017. The Company’s consolidated restructuring reserves and related activity are summarized below, including amounts associated with discontinued operations.

	Electronics	Other	Total
	(Dollars in Millions)
December 31, 2015	$33	$5	$38
Expense	11	—	11
Utilization	(13)	—	(13)
Reversals	(1)	—	(1)
Foreign currency	1	—	1
March 31, 2016	31	5	36
Expense	1	7	8
Utilization	(5)	—	(5)
Reversals	(1)	—	(1)
Foreign currency	(1)	—	(1)
June 30, 2016	$25	$12	$37

Utilization represents payments for severance and other employee termination benefits and special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans.

NOTE 5. Inventories

Inventories consist of the following components:

	June 30	December 31
	2016	2015
	(Dollars in Millions)
Raw materials	$97	$90
Work-in-process	45	53
Finished products	45	44
	$187	$187

NOTE 6. Other Assets

Other current assets are comprised of the following components:

	June 30	December 31
	2016	2015
	(Dollars in Millions)
Recoverable taxes	$59	$425
Prepaid assets and deposits	33	28
Joint venture receivables	25	44
Notes receivable	23	21
Assets held for sale	21	17
Contractually reimbursable engineering costs	17	34
Foreign currency hedges	7	6
Other	4	6
	$189	$581
Recoverable taxes as of December 31, 2015 included Korean capital gains tax withheld by the Purchasers and paid to the Korean government in connection with the Climate Transaction of $364 million adjusted for currency and interest impacts. In January 2016, the Company recovered the entire amount of the Korean capital gains withholding tax, adjusted for currency impacts, of $356 million.

As of June 30, 2016 and December 31, 2015 assets held for sale of $21 million and $17 million, respectively, represent assets associated with operations subject to the Interiors Divestiture located in Argentina and Brazil. See Note 3 "Discontinued Operations" for additional disclosures.

Other non-current assets are comprised of the following components:

	June 30	December 31
	2016	2015
	(Dollars in Millions)
Deferred tax assets	$36	$34
Long term notes receivable	25	13
Recoverable taxes	24	20
Contractually reimbursable engineering costs	4	4
Other	21	17
	$110	$88
Current and non-current contractually reimbursable engineering costs of $17 million and $4 million, respectively, at June 30, 2016 and $34 million and $4 million, respectively, at December 31, 2015, are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of approximately $12 million during the remainder of 2016, $5 million in 2017, and $4 million 2018 and thereafter.

NOTE 7. Property and Equipment, net

Property and equipment, net consists of the following:

	June 30	December 31
	2016	2015
	(Dollars in Millions)
Land	$17	$15
Buildings and improvements	66	64
Machinery, equipment and other	407	353
Construction in progress	37	75
	527	507
Accumulated depreciation	(201)	(170)
	326	337
Product tooling, net of amortization	16	14
	$342	$351

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

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Dollars in Millions)
Depreciation	$17	$17	$33	$32
Amortization	—	1	1	2
	$17	$18	$34	$34

NOTE 8. Intangible Assets, net

Intangible assets, net at June 30, 2016 and December 31, 2015, are comprised of the following:

		June 30, 2016			December 31, 2015
	Estimated Weighted Average Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(Dollars in Millions)
Definite-Lived:
Developed technology	7	$39	$22	$17	$39	$20	$19
Customer related	10	82	22	60	84	17	67
Other	32	8	1	7	8	1	7
Subtotal		129	45	84	131	38	93
Indefinite-Lived:
Goodwill		39	—	39	40	—	40
Total		$168	$45	$123	$171	$38	$133
The Company recorded approximately $3 million and $7 million of amortization expense related to definite-lived intangible assets for the three and six months ended June 30, 2016. The Company currently estimates annual amortization expense to be $14 million for 2016, $12 million each year from 2017 through 2019, and $10 million for 2020. Indefinite-lived intangible assets are not amortized but are tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired.

A roll-forward of the carrying amounts of intangible assets is presented below:

	Definite-lived intangibles			Indefinite-lived intangibles
	Developed Technology	Customer Related	Other	Goodwill	Total
	(Dollars in Millions)
December 31, 2015	$19	$67	$7	$40	$133
Foreign currency	—	(2)	—	(1)	(3)
Amortization	(2)	(5)	—	—	(7)
June 30, 2016	$17	$60	$7	$39	$123

NOTE 9. Other Liabilities

Other current liabilities are summarized as follows:

	June 30	December 31
	2016	2015
	(Dollars in Millions)
Electronics operations repurchase commitment	$50	$50
Restructuring reserves	37	38
Contribution payable	33	33
Rent and royalties	25	33
Product warranty and recall accruals	23	26
Joint venture payables	17	18
Information technology separation and service obligations	14	36
Deferred income	13	11
Liabilities held for sale	11	9
Income taxes payable	9	63
Non-income taxes payable	8	20
Foreign currency hedges	5	1
Other	34	32
	$279	$370

In connection with the Climate Transaction, the Company entered into an agreement to purchase certain electronics operations located in India, expected to close in 2016 after legal separation and regulatory approvals are met. The Company has recorded a repurchase commitment of $50 million during 2015, representing the estimated purchase price of the subject business.

In connection with the Germany Interiors Divestiture, the Company will make a final contribution payment of approximately $33 million by November 2016.

Information technology separation and service obligations were established in connection with the Climate Transaction and Interiors Divestiture, representing ongoing and separation services for the divested businesses to operate as independent entities. As of June 30, 2016 and December 31, 2015 remaining obligations totaled $14 million and $36 million, respectively.

As of June 30, 2016 and December 31, 2015 liabilities held for sale of $11 million and $9 million, respectively, represent liabilities associated with operations subject to the Interiors Divestiture located in Argentina and Brazil. See Note 3 "Discontinued Operations" for additional disclosures.

Other non-current liabilities are summarized as follows:

	June 30	December 31
	2016	2015
	(Dollars in Millions)
Income tax reserves	$27	$25
Deferred income	16	15
Product warranty and recall accruals	14	12
Non-income tax reserves	10	10
Other	14	13
	$81	$75

NOTE 10. Debt

The Company’s short and long-term debt consists of the following:

	June 30	December 31
	2016	2015
	(Dollars in Millions)
Short-Term Debt:
Current portion of long-term debt	$1	$3
Short-term borrowings	24	34
	$25	$37
Long-Term Debt:
Term debt facility	$345	$345
Other	2	1
	$347	$346

As of December 31, 2015 previously issued debt issuance costs were reclassified as a reduction of the corresponding debt liability in accordance with ASU No. 2015-3, "Simplifying the Presentation of Debt Issuance Cost". These costs approximated $1 million as of June 30, 2016 and December 31, 2015.

Short-Term Debt

Short-term borrowings are primarily related to the Company's non-U.S. joint ventures and are payable in USD, Chinese Yuan and Thai Baht. The Company had international affiliate short-term borrowings of $24 million and $34 million as of June 30, 2016 and December 31, 2015 respectively. Availability under outstanding affiliate credit facilities as of June 30, 2016 is approximately $30 million.

Long-Term Debt

The Credit Agreement, dated as of April 9, 2014 and as amended by Waiver and Amendment No. 1 dated as of March 25, 2015 (the “Credit Agreement”), by and among the Company, as borrower, each lender from time to time party thereto, each letter of credit issuer from time to time party thereto and Citibank, N.A., as administrative agent, provides for (i) an aggregate principal of $350 million (the “Term Facility”) and (ii) a $200 million revolving credit facility (the “Revolving Facility”). The Term Facility matures on April 9, 2021 and the Revolving Facility matures on April 9, 2019. The Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, including financial covenants and contains customary events of default. The Company was in compliance with such covenants as of June 30, 2016.

Other Long-Term Debt

The Company had $2 million and $1 million of other long-term debt outstanding as of June 30, 2016 and December 31, 2015, respectively, primarily related to information technology software leases.

NOTE 11. Employee Benefit Plans

Defined Benefit Plans

The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended June 30, 2016 and 2015 were as follows:

	U.S. Plans		Non-U.S. Plans
	2016	2015	2016	2015
	(Dollars in Millions)
Costs Recognized in Income:
Service cost	$—	$—	$1	$1
Interest cost	7	9	3	4
Expected return on plan assets	(11)	(10)	(3)	(4)
Settlements and curtailments	—	—	1	—
Amortization of losses and other	—	—	—	3
Net pension (income) expense	$(4)	$(1)	$2	$4

The Company's net periodic benefit costs for all defined benefit plans for the six month periods ended June 30, 2016 and 2015 were as follows:

	U.S. Plans		Non-U.S. Plans
	2016	2015	2016	2015
	(Dollars in Millions)
Costs Recognized in Income:
Service cost	$—	$—	$2	$3
Interest cost	14	17	5	9
Expected return on plan assets	(21)	(21)	(5)	(9)
Settlements and curtailments	—	—	1	—
Amortization of losses and other	—	—	—	4
Net pension (income) expense	$(7)	$(4)	$3	$7

During the six months ended June 30, 2016, cash contributions to the Company's U.S. and non-U.S. defined benefit pension plan were $3 million each. The Company expects to make cash contributions to its defined benefit pension plans of $14 million in 2016. The Company’s expected 2016 contributions may be revised.

On April 28, 2016, the Company purchased a non-participating annuity contract for all participants of the Canada non-represented plan. The annuity purchase covered 52 participants and resulted in the use of $5 million of plan assets for pension benefit obligation settlements of approximately $5 million. In connection with the annuity purchase, the Company recorded a settlement loss of approximately $1 million during the the three months ended June 30, 2016.

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

Defined Contribution Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. For the U.S. defined contribution plan, the Company matches 100% of contributions on the first 6% of pay contributed. The expense related to matching contributions was approximately $2 million and $2 million for the three months ended June 30, 2016 and 2015, respectively. The expense related to matching contributions was approximately $4 million and $7 million for the six months ended June 30, 2016 and 2015, respectively.

NOTE 12. Income Taxes

During the three and six month periods ended June 30, 2016, the Company recorded a provision for income tax on continuing operations of $9 million and $22 million, respectively, which includes income tax expense in countries where the Company is profitable, withholding taxes, changes in uncertain tax benefits, and the inability to record a tax benefit for pretax losses and/or recognize tax expense for pretax income in certain jurisdictions (including the U.S.) due to valuation allowances. Pretax losses from continuing operations in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $12 million and $14 million, for the six months ended June 30, 2016 and 2015, respectively, resulting in an increase in the Company's effective tax rate in those years.

The Company provides for U.S. and non-U.S. income taxes and non-U.S. withholding taxes on the projected future repatriations of the earnings from its non-U.S. operations that are not considered permanently reinvested at each tier of the legal entity structure.
During the six month period ended June 30, 2016 and 2015, the Company recognized expense primarily related to non-U.S. withholding taxes, of $2 million and $3 million, respectively, reflecting the Company's forecasts which contemplate numerous financial and operational considerations that impact future repatriations.

The Company's provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income before income taxes, excluding equity in net income of non-consolidated affiliates for the period. Effective tax rates vary from period to period as separate calculations are performed for those countries where the Company's operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained. In determining the estimated annual effective tax rate, the Company analyzes various factors, including forecasts of projected annual earnings, taxing jurisdictions in which the pretax income and/or pretax losses will be generated, the ability to use tax credits and net operating loss carryforwards, and available tax planning strategies. The Company’s estimated annual effective tax rate is updated each quarter and may be significantly impacted by changes to the mix of forecasted earnings by tax jurisdiction. The tax impact of adjustments to the estimated annual effective tax rate are recorded in the period such estimates are revised. The Company is also required to record the tax impact of certain other non-recurring tax items, including changes in judgments about valuation allowances and uncertain tax positions, and changes in tax laws or rates, in the interim period in which they occur, rather than included in the estimated annual effective tax rate.
The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses. In regards to the full valuation allowance recorded against the U.S. net deferred tax assets, significant judgment is applied in determining whether a carryback opportunity related to the 2015 tax year provides an incremental source of taxable income to support partial realization of the U.S. net deferred tax assets, which includes estimating the amount of future tax losses that would be available to carryback.

Unrecognized Tax Benefits

Gross unrecognized tax benefits at June 30, 2016 and December 31, 2015, including amounts attributable to discontinued operations, were $32 million and $37 million, respectively. Of these amounts approximately $23 million and $29 million at June 30, 2016 and December 31, 2015, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at June 30, 2016 and December 31, 2015 were $4 million and $3 million, respectively.

The $5 million net decrease in gross unrecognized tax benefits reflects $7 million in decreases primarily related to settling tax assessments from the Korean tax authorities related to underpayment of withholding taxes, and favorable developments in connection with an ongoing audit in Hungary. These decreases were partially offset by increases for audit developments in Mexico and anticipated transfer pricing-related exposures worldwide totaling $2 million.
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

Six Months Ended June 30, 2016
(Dollars in Millions)
Beginning balance	$37
Tax positions related to current period:
Additions	1
Tax positions related to prior periods:
Additions	1
Settlements with tax authorities	(7)
Ending balance	$32

During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) related to the sale of its chassis business to a third party, which required a deposit in the amount of $15 million during 2013 necessary to open a judicial proceeding against the government in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities after attempts to reopen an appeal of the administrative decision failed. Adjusted for currency impacts and accrued interest, the deposit amount is approximately $14 million, as of June 30, 2016. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments, as well as income tax refund claims associated with other jurisdictions, total $15 million as of June 30, 2016, and are included in Other non-current assets on the consolidated balance sheet.

NOTE 13. Stockholders’ Equity and Non-controlling Interests

Changes in equity for the three months ended June 30, 2016 and 2015 are as follows:

	2016			2015
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Three Months Ended June 30
Beginning balance	$586	$146	$732	$883	$940	$1,823
Net income from continuing operations	35	4	39	58	7	65
Net (loss) income from discontinued operations	(9)	—	(9)	2,150	9	2,159
Net income	26	4	30	2,208	16	2,224
Other comprehensive income (loss)
Foreign currency translation adjustments	—	(2)	(2)	67	—	67
Benefit plans	1	—	1	17	—	17
Unrealized hedging gain (loss)	—	—	—	(4)	(1)	(5)
Total other comprehensive income (loss)	1	(2)	(1)	80	(1)	79
Stock-based compensation, net	3	—	3	11	—	11
Warrant exercises	—	—	—	6	—	6
Share repurchase	—	—	—	(500)	—	(500)
Business (divestitures) acquisitions	—	—	—	—	(785)	(785)
Dividends to non-controlling interests	—	—	—	—	(8)	(8)
Ending balance	$616	$148	$764	$2,688	$162	$2,850

Changes in equity for the six months ended June 30, 2016 and 2015 are as follows:

	2016			2015
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Six Months Ended June 30
Beginning balance	$1,057	$142	$1,199	$865	$956	$1,821
Net income from continuing operations	67	8	75	77	12	89
Net (loss) income from discontinued operations	(22)	—	(22)	2,181	24	2,205
Net income	45	8	53	2,258	36	2,294
Other comprehensive income (loss)
Foreign currency translation adjustments	23	(2)	21	—	(12)	(12)
Benefit plans	1	—	1	33	1	34
Unrealized hedging gain (loss)	(4)	—	(4)	5	2	7
Total other comprehensive income (loss)	20	(2)	18	38	(9)	29
Stock-based compensation, net	(6)	—	(6)	12	—	12
Warrant exercises	—	—	—	15	—	15
Share repurchase	(500)	—	(500)	(500)	—	(500)
Business (divestitures) acquisitions	—	—	—	—	(785)	(785)
Dividends to non-controlling interests	—	—	—	—	(36)	(36)
Ending balance	$616	$148	$764	$2,688	$162	$2,850

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

Distribution

On December 9, 2015, the Company declared a special distribution of $43.40 per share of its common stock outstanding as of January 15, 2016, or approximately $1.75 billion in the aggregate. On January 22, 2016 approximately $1.74 billion was paid, the remaining $15 million will be paid over a two-year period upon vesting and settlement of restricted stock units and performance-based share units previously granted to the Company's employees. These amounts were classified as "Distribution payable" on the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015. The special cash distribution was funded from Climate Transaction proceeds.

Non-Controlling Interests
Non-controlling interests in the Visteon Corporation economic entity are as follows:

	June 30	December 31
	2016	2015
	(Dollars in Millions)
Yanfeng Visteon Automotive Electronics Co., Ltd. ("YFVE")	$104	$100
Shanghai Visteon Automotive Electronics, Co., Ltd.	43	41
Other	1	1
	$148	$142

Accumulated Other Comprehensive (Loss) Income
Changes in Accumulated other comprehensive (loss) income (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Dollars in Millions)
Changes in AOCI:
Beginning balance	$(171)	$(341)	$(190)	$(299)
Other comprehensive income (loss) before reclassification, net of tax	1	(4)	22	(42)
Amounts reclassified from AOCI	—	—	(2)	(4)
Climate divestiture	—	84	—	84
Ending balance	$(170)	$(261)	$(170)	$(261)

Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(132)	$(205)	$(155)	$(138)
Other comprehensive income before reclassification, net of tax (a)	—	4	23	(63)
Climate divestiture (b)	—	63	—	63
Ending balance	(132)	(138)	(132)	(138)
Benefit plans
Beginning balance	(36)	(140)	(36)	(156)
Other comprehensive income before reclassification, net of tax (a)	—	(6)	—	8
Amounts reclassified from AOCI (c)	1	3	1	5
Climate divestiture (b)	—	20	—	20
Ending balance	(35)	(123)	(35)	(123)
Unrealized hedging (loss) gain
Beginning balance	(3)	4	1	(5)
Other comprehensive income (loss) before reclassification, net of tax (d)	1	(2)	(1)	13
Amounts reclassified from AOCI (e)	(1)	(3)	(3)	(9)
Climate divestiture (b)	—	1	—	1
Ending balance	(3)	—	(3)	—
Total AOCI	$(170)	$(261)	$(170)	$(261)
(a) There were no income tax effects for the three and six month periods ending June 30, 2016 and 2015, due to the recording of valuation allowance.
(b) Amounts are included in (Loss)income from discontinued operations, net of tax, on the consolidated statements of comprehensive income.
(c) Amount included in the computation of net periodic pension cost. (See Note 11, "Employee Benefit Plans" for additional details.)
(d) Net tax expense of $1 million and tax benefit of $1 million are related to unrealized hedging (loss) gain for the three months ended June 30, 2016 and 2015, respectively. Net tax expense of $0 million and $2 million are related to unrealized hedging gain for the six months ended June 30, 2016 and 2015, respectively.
(e) Amount is included in Cost of sales in the consolidated statements of comprehensive income.

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

The table below provides details underlying the calculations of basic and diluted earnings (loss) per share:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(In Millions, Except Per Share Amounts)
Numerator:
Net income from continuing operations attributable to Visteon	$35	$58	$67	$77
(Loss) income from discontinued operations, net of tax	(9)	2,150	(22)	2,181
Net income attributable to Visteon	$26	$2,208	$45	$2,258
Denominator:
Average common stock outstanding - basic	34.0	43.4	36.3	43.8
Dilutive effect of performance based share units and other	0.4	1.0	0.4	1.1
Diluted shares	34.4	44.4	36.7	44.9

Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon:
Continuing operations	$1.03	$1.34	$1.85	$1.76
Discontinued operations	(0.26)	49.54	(0.61)	49.79
	$0.77	$50.88	$1.24	$51.55
Diluted earnings (loss) per share attributable to Visteon:
Continuing operations	$1.02	$1.31	$1.83	$1.71
Discontinued operations	(0.26)	48.42	(0.60)	48.58
	$0.76	$49.73	$1.23	$50.29

NOTE 15. Fair Value Measurements and Financial Instruments

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

Fair Value of Debt

The Company's fair value of debt was approximately $376 million and $385 million at June 30, 2016 and December 31, 2015, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2, "Other Observable Inputs" in the fair value hierarchy.

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

As of June 30, 2016 and December 31, 2015, the Company had derivative instruments that consisted primarily of option and forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $140 million and$147 million, respectively. Fair value estimates of these contracts are based on quoted market prices and other observable inputs. As of June 30, 2016 and December 31, 2015, respectively, approximately $107 million and $114 million of the instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the "Accumulated other comprehensive loss" component of Stockholders’ equity in the Company’s consolidated balance sheet. There was no ineffectiveness associated with these derivatives as of June 30, 2016 and the fair value of such derivatives was an asset of $5 million.

During 2015, the Company entered into currency exchange derivatives with a notional amount of $150 million to manage foreign currency exposure on certain non-U.S. denominated foreign entities. These derivatives have been designated as hedges of the Company's net investments in European affiliates with the effective portion of the gain or loss reported in the "Accumulated other comprehensive loss" component of Stockholder's equity in the Company's consolidated balance sheet. There was no ineffectiveness associated with these derivatives as of June 30, 2016 and the fair value of such derivatives was an asset of $2 million.

In December 2014, the Company entered into a foreign currency option contract with a notional amount of $2,229 million to manage foreign currency exposure on anticipated KRW denominated proceeds in connection with the Climate Transaction. During the six months ended June 30, 2015, the Company entered into offsetting foreign currency option contracts and non-deliverable forwards with notional amounts of $2,229 million each to lower related premium expenses. Final settlement of these hedges occurred during the second quarter of 2015 in connection with the closing of the Climate Transaction. The Company recorded gains of $6 million and $3 million for the three and six months ended June 30, 2015, respectively, reflecting the change in the fair value of the foreign currency option and forward contracts, which was classified as "Other (income) expense, net" in the Company’s consolidated statements of comprehensive income.

Interest Rate Risk: The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company uses derivative financial instruments to manage exposure to fluctuations in interest rates in connection with its risk management policies. During 2015, the Company entered into interest rate swaps with a notional amount of $150 million that effectively convert designated cash flows associated with underlying interest payments on the Term Facility from a variable interest rate to a fixed interest rate, the maturities of these swaps will not exceed the underlying Term Facility. The instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in "Accumulated other comprehensive loss" component of Stockholders' equity in the Company's consolidated balance sheets and such gains and losses will be reclassified at the time the underlying hedged transactions are realized. The ineffective portion of these swaps is assessed based on the hypothetical derivative method and is recorded as interest expense in the Company's consolidated statements of comprehensive income. As of June 30, 2016 there was no ineffectiveness associated with these derivatives and the fair value was a liability of $5 million.

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

Financial Statement Presentation

The Company presents its derivative positions and any related material collateral under master netting arrangements that provide for the net settlement of contracts, by counterparty, in the event of default or termination. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s consolidated balance sheets at June 30, 2016 and December 31, 2015, as follows:

	Gross Amount Recognized		Gross Amounts Offset in the Statement of Financial Position		Net Amounts Presented in the Statement of Financial Position
	June 30	December 31	June 30	December 31	June 30	December 31
	2016	2015	2016	2015	2016	2015
	(Dollars in Millions)
Other Current Assets:
Designated	$7	$7	$1	$1	$6	$6
Non-designated	1	—	—	—	1	—
Foreign Currency Derivatives	$8	$7	$1	$1	$7	$6

Other Current Liabilities:
Designated-Interest Rate Swaps	$5	$1	$—	$—	$5	$1

Gains and losses on derivative financial instruments for the three and six months ended June 30, 2016 and 2015 are as follows:

	Recorded (Loss) Income into AOCI, net of tax		Reclassified from AOCI into (income) Loss		Recorded in (income) Loss
	2016	2015	2016	2015	2016	2015
	(Dollars in Millions)
Three Months Ended June 30
Foreign currency risk - Cost of sales:
Cash flow hedges	$2	$(2)	$(1)	$(3)	$—	$—
Net investment hedges	4	1	—	—	—	—
Non-designated cash flow hedges	—	—	—	—	(1)	(2)
Interest rate risk:
Interest rate swap	$(1)	$—	$—	$—	$—	$—
Foreign currency risk - Other (income) expense, net:
KRW option and forward contracts	—	—	—	(8)	—	2
	$5	$(1)	$(1)	$(11)	$(1)	$—
Six Months Ended June 30
Foreign currency risk - Cost of sales
Cash flow hedges	$3	$13	$(3)	$(9)	$—	$—
Net investment hedges	(2)	1	—	—	—	—
Non-designated cash flow hedges	—	—	—	—	(1)	(3)
Interest rate risk:
Interest rate swap	(4)	—	—	—	—	—
Foreign currency risk - Other income :
KRW option and forward contracts	—	(4)	—	(8)	—	5
	$(3)	$10	$(3)	$(17)	$(1)	$2

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

The Company's credit risk with any individual customer does not exceed ten percent of total accounts receivables except for Ford and its affiliates which represents 24% and 18% at June 30, 2016 and December 31, 2015, respectively, Mazda which represents 10% of the Company's accounts receivables at June 30, 2016 and December 31, 2015, respectively, and Nissan/Renault which represents 11% of the Company's accounts receivables at June 30, 2016 and December 31, 2015, respectively.

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

The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of June 30, 2016, the Company maintained accruals of approximately $10 million for claims aggregating approximately $83 million. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.

Guarantees and Commitments

On July 8, 2016, Visteon completed the acquisition of the shares of AllGo Systems, Inc., USA ("AllGo Systems") in exchange for the payment of $15 million . Future contingent consideration of $7 million may be paid over the next two years if certain technology and key employee milestones are achieved. AllGo Systems is a leading developer of embedded multimedia system solutions to global vehicle manufacturers.

The Company provided a $26 million loan guarantee to YFVIC, a 50% owned joint venture, in connection with the October 2014 YFVIC acquisition of a 49% direct ownership interest in YFVE. The guarantee contains standard non-payment provisions to cover the borrowers in event of non-payment of principal, accrued interest, and other fees for its five year tenor.

As part of the agreements of the Climate Transaction and Interiors Divestiture, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of June 30, 2016, the Company has approximately $10 million and $8 million outstanding guarantees respectively related to divested Climate and Interiors entities. These guarantees will generally cease upon expiration of current lease agreements.

As part of the Interiors Divestiture the Company agreed to provide a $56 million revolving credit facility in connection with the Master Closing, representing the shortfall to the targeted amount of $90 million in external financing. The seller-backed facility was reduced as buyer credit facilities ramped up and the seller-backed facility will be reduced further if the buyer adds working capital facilities in Russia and Thailand. Draws under the seller-backed facility are only be available to the extent buyer external credit facilities are fully drawn and any draws on the seller-backed facility generally must be repaid prior amounts outstanding on any external credit facilities. The seller-backed facility matures on November 1, 2017, at an interest rate of Libor plus 5% and a default rate of interest for any interest and/or principal payment defaults. As of April 6, 2016, this revolving credit facility to the buyer was reduced to $35 million as additional receivable financing became available to the buyer. As of June 30, 2016, there were no draws on this facility. Five days before the Argentina and Brazil closing, the buyer has the option to request replacement of the existing revolving credit facility with a three year term loan of between $5 million and $10 million.

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

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in Other current liabilities and Other non-current liabilities in the consolidated balance sheets. At June 30, 2016, and December 31, 2015, the Company had recorded a reserve of less than $1 million for environmental matters. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at June 30, 2016 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

Segment Sales

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Dollars in Millions)
Electronics	$762	$780	$1,555	$1,561
Other	11	42	20	86
Eliminations	—	(10)	—	(19)
Total consolidated sales	$773	$812	$1,575	$1,628

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

Segment Adjusted EBITDA is summarized below:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Dollars in Millions)
Electronics	$79	$60	$173	$144
Other	(2)	—	(7)	(6)
Adjusted EBITDA	$77	$60	$166	$138

During the first quarter of 2016, the Company changed its corporate cost allocation methodology for management reporting purposes. Accordingly, costs associated with the Company's corporate headquarters and other administrative support functions for the three and six months ended June 30, 2015, have been reclassified to the Electronics operating segment, representing ongoing business costs.

The reconciliation of Adjusted EBITDA to net income attributable to Visteon is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	(Dollars in Millions)
Adjusted EBITDA	$77	$60	$166	$138
Depreciation and amortization	20	21	41	42
Restructuring expense	7	12	17	15
Interest expense, net	3	6	5	11
Loss on debt extinguishment	—	5	—	5
Equity in net income of non-consolidated affiliates	(3)	(12)	(3)	(11)
Gain on sale of non-consolidated affiliates	—	(62)	—	(62)
Other (income) expense, net	—	(4)	4	8
Provision for income taxes	9	24	22	33
Loss (income) from discontinued operations, net of tax	9	(2,159)	22	(2,205)
Net income attributable to non-controlling interests	4	16	8	36
Non-cash, stock-based compensation expense	2	2	4	5
Other	—	3	1	3
Net income attributable to Visteon Corporation	$26	$2,208	$45	$2,258

Segment Total Assets:

	Total Assets
	June 30	December 31
	2016	2015
	(Dollars in Millions)
Electronics	$2,306	$4,649
Other	38	32
Total consolidated assets	$2,344	$4,681

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Strategic Initiatives

Visteon is a technology-focused, pure-play supplier of automotive cockpit electronics and connected car solutions. The Company has laid out the following three strategic initiatives for 2016 and beyond:

•
Strengthen the Core - Visteon offers technology and related manufacturing operations for audio, head-up displays, information displays, infotainment, instrument clusters and telematics products. The Company's backlog, defined as cumulative remaining life of program booked sales, is approximately $15.9 billion as of June 30, 2016, or 5.1 times the last twelve months of sales, reflecting a strong booked sales base on which to launch future growth.

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

On July 8, 2016, Visteon completed the acquisition of the shares of AllGo Systems, Inc., USA ("AllGo Systems") in exchange for the payment of $15 million. Future contingent consideration of $7 million may be paid over the next two years if certain technology and key employee milestones are achieved. AllGo Systems is a leading developer of embedded multimedia system solutions to global vehicle manufacturers.

•
Deliver Cost Efficiencies - Visteon core business financial results continue to improve with Adjusted EBITDA margin for electronics of 10.4% in the second quarter of 2016 compared with 7.7% in the second quarter of 2015. The Company expects to deliver cost efficiencies by achieving selling, general and administrative and engineering efficiencies, improving free cash flow, optimizing its capital structure and driving savings benefits as revenues grow.

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

On July 18, 2016, the Company reached an agreement to sell its South Africa climate operations, with 2015 annual sales of $9 million as reported in the Company’s Other product line.  The sale is expected to close during the third quarter of 2016 for proceeds of approximately $2 million.  The Company expects to record a related loss of approximately $12 million primarily related to foreign currency translation amounts recorded in accumulated other comprehensive loss.

•
Exit of Interiors Business - On December 1, 2015, Visteon completed the sale and transfer of its equity ownership in Visteon Deutschland GmbH, which operated the Berlin, Germany interiors plant ("Germany Interiors Divestiture"). The Company contributed cash, of approximately $141 million, assets of $27 million, and liabilities of $198 million including pension related liabilities. The Company will make a final contribution payment of approximately $33 million by November 2016 included in the Company's consolidated balance sheet as "Other current liabilities" as of June 30, 2016.

During 2014, the Company divested the majority of its global Interiors business (the "Interiors Divestiture"). Subsequently, Visteon completed the sale of its Interiors operations in Thailand on February 2, 2015. Remaining operations subject to the Interiors Divestiture are located in Argentina and Brazil and are expected to close during 2016. Assets and liabilities associated with these operations continue to meet the "held for sale" criteria at June 30, 2016 and classified as "Other current assets" or "Other current liabilities" in the consolidated balance sheets. These remaining transactions are subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions, and may be subject to further cash impacts based on purchase price adjustments at the time of closing. The Company expects to record losses in connection with the Argentina and Brazil portions of the Interiors Divestiture in future periods upon closing, which are estimated to be approximately $20 million.

•
Enhance Shareholder Returns - In connection with the Climate Transaction, the Company expects to return approximately $2.75 billion of cash to shareholders through 2016 via a series of actions including share buybacks and special distributions.

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

On December 9, 2015, the Company declared a special distribution of $43.40 per share of its common stock outstanding as of January 15, 2016, or approximately $1.75 billion in the aggregate. On January 22, 2016 approximately $1.74 billion was distributed to shareholders. An additional amount of approximately $15 million will be paid over a two-year period as related to the vesting and settlement of restricted stock units and performance-based share units previously granted to the Company's employees. These amounts were classified as "Distribution payable" on the Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015.

On March 1, 2016, the Company entered into another ASB program with a third-party financial institution to purchase shares of Visteon common stock for an aggregate purchase price of $395 million. Under the program, the Company paid the financial institution $395 million and received an initial delivery of 4,370,678 shares of common stock using a reference price of $72.30. The final number of shares to be repurchased will be based on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the transaction, less an agreed discount and subject to adjustments pursuant to the terms and conditions of the ASB Agreement. The final settlement of this ASB Agreement is set to occur by the end of 2016 and may be accelerated after August 2, 2016 at the option of the third-party financial institution.

Executive Summary

The Company's Electronics sales for the three months ended June 30, 2016 totaled $762 million, the pie charts below highlight the sales breakdown for Visteon's Electronics segment for the three and six months ended June 30, 2016.

Three Months Ended June 30, 2016

Six Months Ended June 30, 2016

During the second quarter of 2016, the global automotive industry continued to experience modest growth driven by Europe.  North America and Asia Pacific also grew although at a rate lower than the global average, while production volumes in South America continued to contract.

On April 16, 2016 there was an earthquake in Kyushu Japan which has the potential to directly or indirectly disrupt material supply and electronic competent production of various automotive suppliers, including Visteon, and corresponding vehicle manufacturers. Visteon is assessing the situation and working with its suppliers and customers to minimize disruption but at this time cannot quantify potential adverse impacts on the Company's financial condition, results of operations and cash flows, if any.

Light vehicle production levels for the three and six months ended June 30, 2016 and 2015, by geographic region are provided below:

	Three Months Ended June 30			Six Months Ended June 30
	2016	2015	Change	2016	2015	Change
	(Units in Millions)
Global	22.9	22.2	3.2%	45.9	44.9	2.4%
Asia Pacific	11.2	10.9	2.2%	23.1	22.5	2.5%
Europe	5.9	5.5	8.1%	11.4	10.9	4.5%
North America	4.6	4.5	2.2%	9.1	8.8	3.3%
South America	0.7	0.8	(15.0)%	1.2	1.6	(21.0)%
Other	0.5	0.5	8.6%	1.1	1.1	4.3%
Source: IHS Automotive
Significant aspects of the Company's financial results during the three and six month periods ended June 30, 2016 include the following:

•
The Company recorded sales of $773 million for the three months ended June 30, 2016, representing a decrease of $39 million when compared with the same period of 2015. The decrease was primarily due to the Germany Interiors Divestiture, the wind down of Other South America business and customer pricing net of design savings. The decrease was partially offset by favorable volumes, product mix, net new business and favorable currency.

•
The Company recorded sales of $1,575 million for the six months ended June 30, 2016, representing a decrease of $53 million when compared with the same period of 2015. The decrease was primarily due to the Germany Interiors Divestiture, the wind down of Other South America business, Euro and Chinese Yuan currency impacts, and customer pricing net of design changes. The decrease was partially offset by higher production volumes and new business.

•
Gross margin was $109 million or 14.1% of sales for the three months ended June 30, 2016, compared to $99 million or 12.2% of sales for the same period of 2015. The increase was primarily attributable to the non-recurrence of 2015 warranty costs and improved cost performance partially offset by customer pricing.

•
Gross margin was $230 million or 14.6% of sales for the six months ended June 30, 2016, compared to $211 million or 13.0% of sales for the same period of 2015. The increase was primarily attributable to favorable volumes, net new business and product mix, improved cost performance and lower warranty expense, partially offset by unfavorable currency and the wind down of Other South America business.

•
Net income attributable to Visteon was $26 million for the three months ended June 30, 2016, compared to net income of $2,208 million for the same period of 2015. The decrease of $2,182 million includes lower income from discontinued operations of $2,168 million primarily resulting from the 2015 gain on the Climate Transaction, tax impacts and decreased results from climate operations. Net income also decreased during 2016 due to the 2015 gain on sale of non-consolidated affiliates of $62 million, partially offset by improved gross margin for continuing operations of $10 million, lower selling, general and administrative expenses of $11 million, lower restructuring expenses of $5 million, the non-recurrence of loss on debt extinguishment of $5 million and lower provision for income taxes of $15 million.

•
Net income attributable to Visteon was $45 million for the six months ended June 30, 2016, compared to net income of $2,258 million for the same period of 2015. The decrease of $2,213 million includes lower income from discontinued operations of $2,227 million primarily resulting from the 2015 gain on the Climate Transaction, tax impacts and decreased results from climate operations. Net income also decreased during 2016 due to the 2015 gain on sale of non-consolidated affiliates of $62 million, partially offset by lower net income attributable to non-controlling interests of $28 million, improved gross margin for continuing operations of $19 million, lower selling, general and administrative expenses of $13 million, the non-recurrence of loss on debt extinguishment of $5 million, and lower provision for income taxes of $11 million.

•
Including discontinued operations, cash provided by operating activities was $14 million for the six months ended June 30, 2016, a decrease of $190 million compared with the same period of 2015. The reduction is primarily related to the exit of the Climate business, and higher tax and restructuring payments.

•
Total cash and short-term investments, including amounts held for sale, were $847 million as of June 30, 2016, $1,882 million lower than $2,729 million as of December 31, 2015, primarily attributable to the special distribution of approximately $1,736 million and share repurchases of $500 million, partially offset by the Climate Transaction withholding tax refund of $356 million.

Consolidated Results of Operations - Three Months Ended June 30, 2016 and 2015

The Company's consolidated results of operations for the three months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30
	2016	2015	Change
	(Dollars in Millions)
Sales	$773	$812	$(39)
Cost of sales	664	713	(49)
Gross margin	109	99	10
Selling, general and administrative expenses	54	65	(11)
Restructuring expense	7	12	(5)
Interest expense, net	3	6	(3)
Equity in net income of non-consolidated affiliates	3	12	(9)
Loss on debt extinguishment	—	5	(5)
Gain on sale of non-consolidated affiliates	—	62	(62)
Other income, net	—	(4)	4
Provision for income taxes	9	24	(15)
Net income from continuing operations	39	65	(26)
(Loss) income from discontinued operations	(9)	2,159	(2,168)
Net income	30	2,224	(2,194)
Net income attributable to non-controlling interests	4	16	(12)
Net income attributable to Visteon Corporation	$26	$2,208	$(2,182)
Adjusted EBITDA*	$77	$60	$17

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

Sales for the three months ended June 30, 2016 totaled $773 million, which represents a decrease of $39 million compared with the same period of 2015. Favorable volumes, product mix, and net new business increased sales by $8 million. Favorable currency further increased sales by $3 million, primarily attributable to the strengthening Euro partially offset by the Chinese Yuan. These increases were offset by the sale of an Interiors facility in Germany on December 1, 2015 which decreased sales by $24 million. Other reductions were associated with customer pricing, net of design savings.

Cost of Sales

Cost of sales decreased $49 million for the three months ended June 30, 2016 when compared with the same period in 2015. Increased volumes, product mix, and net new business increased cost of sales by $8 million. Foreign currency increased cost of sales by $3 million primarily attributable to the Japanese Yen and Euro, offset by the Mexican Peso and Chinese Yuan. These increases were offset by the sale of the German Interiors facility which decreased cost of sales by $23 million. Lower warranty expense reduced cost of sales by $6 million as the second quarter of 2015 included estimate changes for customer actions. Net efficiencies, including material, design and usage economics and manufacturing efficiencies, decreased cost of sales by $31 million.

Gross Margin

Gross margin was $109 million or 14.1% of sales for the three months ended June 30, 2016 compared to $99 million or 12.2% of sales for the same period of 2015. The $10 million increase in gross margin was primarily attributable to improved cost performance. Volume impacts were consistent as product mix offset lower sales. Currency was also consistent when compared with the same period in 2015 as the impact of Mexican Peso and Chinese Yuan offset the Japanese Yen and Euro. The sale of the German Interiors facility decreased gross margin by $1 million. Lower warranty expense increased gross margin by $6 million as the second quarter of 2015 included estimate changes for customer actions. Gross margin also included $5 million of favorable net cost performance, driven by material and manufacturing cost efficiencies which more than offset customer pricing.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $54 million and $65 million during the three months ended June 30, 2016 and 2015, respectively. The decrease is primarily related to net efficiencies and lower incentive compensation costs.

Restructuring Expense

Electronics: During the first quarter of 2016, the Company announced a restructuring program associated with approximately 100 employees, to transform the Company's engineering organization and supporting functional areas to focus on execution and technology. The organization will be comprised of regional engineering, product management and advanced technologies, and global centers of competence. During the three months ended June 30, 2016, the Company has recorded approximately $1 million of restructuring expenses under this program.

During the fourth quarter of 2015, the Company announced a restructuring program designed to reduce the workforce at a European Electronics facility. The Company recorded $12 million of severance and termination benefits under this program associated with approximately 100 employees.

In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve annual cost savings through transaction synergies. During the three months ended June 30, 2015, the Company recorded $9 million of severance and termination benefits under this program associated with approximately 420 employees.

The Company previously announced a restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. In connection with that program, the Company announced plans to realign its corporate and administrative functions directly to their corresponding operational beneficiary. During the three months ended June 30, 2015, the Company recorded $3 million for restructuring expenses, primarily related to severance and termination benefits.

Other: During the three months ended June 30, 2016, the Company recorded $7 million of restructuring expenses, related to severance and termination benefits, in connection with the wind down of certain operations in South America.

During the three months ended June 30, 2015, the Company recorded $1 million of restructuring expenses, classified as discontinued operations, related to severance and termination benefits in connection with the reorganization of the Company's Climate operations in France.

Restructuring Reserves

Restructuring reserve balances of $37 million at June 30, 2016 are classified as "Other current liabilities" on the consolidated balance sheets. The Company anticipates that the activities associated with the restructuring reserve balances will be substantially completed by June 30, 2017.

Interest Expense, Net

Interest expense, net, was $3 million and $6 million for the three months ended June 30, 2016 and 2015, respectively. Interest expense for the three months ended June 30, 2016 and 2015 is primarily related to the Company's Term Facility with original principal of $600 million and paid down to $350 million following the Climate Transaction in June 2015.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was $3 million and $12 million for the three month periods ended June 30, 2016 and 2015 respectively. The income in 2016 is primarily attributable to the Company's equity interest in Yanfeng Visteon Investment Company. The income in 2015 was primarily attibutable to dividend recognition for a cost basis investment.

Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	Three Months Ended June 30
	2016	2015
	(Dollars in Millions)
Transformation initiatives	$1	$13
Transaction hedging and exchange	—	(22)
Integration costs	—	5
Recoverable taxes	(1)	—
	$—	$(4)

Other (income) expense, net includes transformation initiatives, transaction hedging and exchange, and integration costs. Transformation initiatives include information technology separation costs and financial and advisory services incurred in connection with execution of the Company's comprehensive value creation plan. Transaction hedging and exchange losses of $22 million for the three months ended June 30, 2015 relate to Climate Transaction proceeds hedging impacts.

Integration costs include costs associated with re-branding, facility modification, information technology readiness and related professional services necessary to integrate businesses associated with the Electronics Acquisition.

Income Taxes

The Company's provision for income taxes of $9 million for the three months ended June 30, 2016, represents a decrease of $15 million when compared with $24 million in the same period of 2015. The decrease in tax expense is primarily attributable to the year-over-year decrease in earnings, as well as changes in the mix of earnings and differing tax rates between jurisdictions, and also reflects the non-recurrence of $8 million related to the withholding tax associated with the sale of its non-consolidated affiliate located in China during the second quarter of 2015.

These decreases were partially offset by unfavorable adjustments in the amount of $3 million to record under withheld taxes in connection with intercompany transactions between the U.S. and non-U.S. taxing jurisdictions related to previous years.
Discontinued Operations

The operations subject to the Interiors Divestiture and Climate Transaction met conditions required to qualify for discontinued operations reporting. Accordingly, the results of operations for the Interiors business have been reclassified to (loss) income from discontinued operations, net of tax in the consolidated statements of comprehensive income for the three month periods ended June 30, 2016 and 2015. The three month period ended June 30, 2015 also included the results of operations for the Climate business, sold during the second quarter of 2015.

Discontinued operations are summarized as follows:

	Three Months Ended June 30
	2016	2015
	(Dollars in Millions)
Sales	$11	$933
Cost of sales	15	862
Gross margin	(4)	71
Selling, general and administrative expenses	2	35
Loss and impairment on Interiors Divestiture	1	2
Loss (gain) on Climate Transaction	2	(2,332)
Restructuring expense	—	1
Interest expense, net	—	1
Equity in net income of non-consolidated affiliates	—	3
Other (income) expense, net	1	(1)
(Loss) income from discontinued operations before income taxes	(10)	2,368
(Benefit) provision for income taxes	(1)	209
(Loss) income from discontinued operations, net of tax	$(9)	$2,159

During the three month period ended June 30, 2015, the Company received $3.4 billion of gross proceeds and recorded a $2.3 billion pre-tax gain associated with the Climate Transaction. A summary of the gain is summarized below (dollars in millions):

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

(2) In connection with the transaction, the Company recorded a tax recoverable of $377 million for Korean capital gains tax withheld by the Purchasers and paid to the Korean government.  This amount reduced proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the six months ended June 30, 2015.  The Company received the entire amount of the expected capital gains withholding tax in January 2016, amounting to $356 million as adjusted for interest and exchange as the refund was denominated in Korean won. Net exchange and interest impacts are recorded as provision for income taxes within discontinued operations.

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

(6) In connection with the Climate Transaction, the Company has entered an agreement pursuant to which Visteon will provide information technology ongoing and separation services for HVCC to fully operate as an independent entity with estimated costs of approximately $53 million. The information technology liability is included in the Company's consolidated balance sheets as "Other current liabilities" as of June 30, 2016.

(7) Employee related charges of $45 million include bonus payments, the Company's assumption of incentive plan liabilities, and impacts of employment change in control provisions. Bonus payments of $30 million are classified in the Company's net cash provided from operating activities within the Company's consolidated statements of cash flows for the six months ended June 30, 2015. Amounts remaining to be paid are included in the Company's consolidated balance sheets as "Accrued employee liabilities" as of June 30, 2016.

(8) In connection with the Climate Transaction, the Company has entered an agreement to purchase certain electronics operations located in India, expected to close in 2016 after legal separation and regulatory approvals are met. The Company has recorded a repurchase obligation of $50 million, representing the estimated purchase price of the subject business. The Company continues to consolidate the business, with net assets of approximately $22 million as of June 30, 2016, based on the Company’s continued controlling financial interest.  The Company’s controlling financial interest was evaluated based on continued operating control and obligation to fund losses or benefit from earnings.  The business is included in a legal entity currently owned by HVCC and therefore the Electronics business assets are not available for general corporate purposes.  The repurchase obligation is included in the Company’s consolidated balance sheets as “other current liabilities” as of June 30, 2016 and December 31, 2015.

Net Income

Net income attributable to Visteon was $26 million for the three months ended June 30, 2016, compared to net income of $2,208 million for the same period of 2015. The decrease of $2,182 million includes lower income from discontinued operations of $2,168 million primarily resulting from the 2015 gain on the Climate Transaction, tax impacts and decreased results from climate operations. Net income also decreased during 2016 due to the 2015 gain on sale of non-consolidated affiliates of $62 million, partially offset by improved gross margin for continuing operations of $10 million, lower selling, general and administrative expenses of $11 million, lower restructuring expenses of $5 million, the non-recurrence of loss on debt extinguishment of $5 million and lower provision for income taxes of $15 million.

Adjusted EBITDA (a non-GAAP financial measure, as defined below) was $77 million for the three months ended June 30, 2016, representing an increase of $17 million when compared with Adjusted EBITDA of $60 million for the same period of 2015. The increase included $14 million from favorable net cost performance, driven by material and manufacturing cost efficiencies which more than offset customary pricing productivity given to customers. Adjusted EBITDA also increased due to lower warranty expense of $6 million as the second quarter of 2015 included estimate changes for customer actions. The increases in Adjusted EBITDA were partially offset by higher engineering costs, net of recoveries of $2 million and the divestiture of the Germany Interiors facility in 2015 of $1 million.

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

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the three months ended June 30, 2016 and 2015, is as follows:

	Three Months Ended June 30
	2016	2015	Change
	(Dollars in Millions)
Adjusted EBITDA	$77	$60	$17
Depreciation and amortization	20	21	(1)
Restructuring expense	7	12	(5)
Interest expense, net	3	6	(3)
Equity in net income of non-consolidated affiliates	(3)	(12)	9
Loss on debt extinguishment	—	5	(5)
Gain on sale of non-consolidated affiliates	—	(62)	62
Other income, net	—	(4)	4
Provision for income taxes	9	24	(15)
Loss (income) from discontinued operations, net of tax	9	(2,159)	2,168
Net income attributable to non-controlling interests	4	16	(12)
Non-cash, stock-based compensation	2	2	—
Other	—	3	(3)
Net income attributable to Visteon Corporation	$26	$2,208	$(2,182)

Segment Results of Operations - Three Months Ended June 30, 2016 and 2015

The Company's operating structure is organized into two global product groups, including Electronics and Other. These global product groups have financial and operating responsibility over the design, development and manufacture of the Company's product portfolio. Certain functions such as procurement, information technology and other administrative activities are managed on a global basis with regional deployment. The Company's product groups are as follows:

•
Electronics - The Company's Electronics segment provides vehicle cockpit electronics products to customers, including audio systems, information displays, instrument clusters, head up displays, infotainment systems, and telematics solutions.

•
Other - Other includes entities in South America and South Africa previously associated with the Climate business but not subject to the Climate Transaction. On July 18, 2016, the Company reached an agreement to sell its South Africa climate operations, with 2015 annual sales of $9 million as reported in the Company’s Other product line.  The sale is expected to close during the third quarter of 2016. During 2015, Other also included the Berlin, Germany operations previously associated with the Interiors business and sold during the fourth quarter of 2015.

Sales by Segment

	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Three months ended June 30, 2015	$780	$42	$(10)	$812
Volume, mix, and net new business	5	(7)	10	8
Currency	2	1	—	3
Germany Interiors Divestiture	—	(24)	—	(24)
Price productivity and other	(25)	(1)	—	(26)
Three months ended June 30, 2016	$762	$11	$—	$773

Electronics sales decreased during the three months ended June 30, 2016 by $18 million. Higher production volumes and new business increased sales by $5 million. Volume, mix, and net new business were favorable in Europe, and North America. These increases were partially offset by lower volumes in Asia Pacific and South America. Favorable currency, primarily related to the Euro, partially offset by the Chinese Yuan, increased sales by $2 million. Other reductions reflected customer pricing net of design changes.

Other sales decreased during the three months ended June 30, 2016 by $31 million. The Germany Interiors Divestiture, effective December 1, 2015 decreased sales by $24 million. Lower production volumes related to the wind down of certain South America businesses reduced sales by $7 million.

Cost of Sales by Segment

	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Three months ended June 30, 2015	$682	$41	$(10)	$713
Currency	2	1	—	3
Volume, mix, and net new business	4	(6)	10	8
Germany Interiors Divestiture	—	(23)	—	(23)
Other	(37)	—	—	(37)
Three months ended June 30, 2016	$651	$13	$—	$664

Electronics cost of sales decreased during the three months ended June 30, 2016 by $31 million when compared with the same period in 2015. Cost of sales increased $4 million attributable to increased volumes as well as changes in product mix, representing the variable nature of material and labor costs. Foreign currency also increased cost of sales by $2 million primarily attributable to the Japanese Yen and Euro, partially offset by the Mexican Peso and Chinese Yuan. These increases were partially offset by $37 million of net efficiencies related to material and manufacturing costs as well as lower warranty expense.

Cost of sales for Other decreased approximately $28 million, primarily reflecting the Germany Interiors Divestiture and the wind down of certain South America businesses.

Cost of sales includes net engineering costs comprised of gross engineering expenses related to forward model program development and advanced engineering activities, partially offset by engineering cost recoveries from customers. Electronics gross engineering expenses were $99 million for the three months ended June 30, 2016, $9 million higher than the same period of 2015. Engineering recoveries were $17 million for the three months ended June 30, 2016, $7 million higher than the same period of 2015. Engineering cost recoveries can fluctuate period to period depending on underlying contractual terms and conditions and achievement of related development milestones.

Adjusted EBITDA by Segment

Adjusted EBITDA by segment for the three months ended June 30, 2016 and 2015 is presented in the table below.

	Three Months Ended June 30
	2016	2015	Change
	(Dollars in Millions)
Electronics	$79	$60	$19
Other	(2)	—	(2)
Adjusted EBITDA	$77	$60	$17

Changes in Adjusted EBITDA by segment are presented in the table below.

	Electronics	Other	Total
	(Dollars in Millions)
Three months ended June 30, 2015	$60	$—	$60
Volume, mix, and net new business	1	(1)	—
Germany Interiors Divestiture	—	(1)	(1)
Other	18	—	18
Three months ended June 30, 2016	$79	$(2)	$77

Electronics Adjusted EBITDA increased $19 million for the three months ended June 30, 2016 when compared to the same period of 2015. Cost performance net of customer price productivity increased adjusted EBITDA by $18 million. Cost performance for the three months ended June 30, 2016 included lower warranty and selling, general and administrative expenses. Favorable volumes, mix and new business, increased Adjusted EBITDA by $1 million while currency was consistent compared to the same period in 2015.

Other Adjusted EBITDA for the three months ended June 30, 2016 decreased by $2 million compared to the same period of 2015 primarily related to the sale of the Germany Interiors facility and and the wind down of certain South America businesses.

Consolidated Results of Operations - Six Months Ended June 30, 2016 and 2015

The Company's consolidated results of operations for the six months ended June 30, 2016 and 2015 were as follows:

	Six Months Ended June 30
	2016	2015	Change
	(Dollars in Millions)
Sales	$1,575	$1,628	$(53)
Cost of sales	1,345	1,417	(72)
Gross margin	230	211	19
Selling, general and administrative expenses	110	123	(13)
Restructuring expense	17	15	2
Interest expense, net	5	11	(6)
Equity in net income of non-consolidated affiliates	3	11	(8)
Loss on debt extinguishment	—	5	(5)
Gain on sale of non-consolidated affiliates	—	62	(62)
Other (income) expense, net	4	8	(4)
Provision for income taxes	22	33	(11)
Net income from continuing operations	75	89	(14)
(Loss) income from discontinued operations	(22)	2,205	(2,227)
Net income	53	2,294	(2,241)
Net income attributable to non-controlling interests	8	36	(28)
Net income attributable to Visteon Corporation	$45	$2,258	$(2,213)
Adjusted EBITDA*	$166	$138	$28

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

Sales for the six months ended June 30, 2016 totaled $1,575 million, which represents a decrease of $53 million compared with the same period of 2015. Favorable volumes, product mix, and net new business increased sales by $62 million. The sale of the German Interiors facility on December 1, 2015 decreased sales for the six months by $50 million. Unfavorable currency further decreased sales by $21 million, primarily attributable to the Chinese Yuan and Euro. Other reductions were associated with customer pricing, net of design savings.

Cost of Sales

Cost of sales decreased $72 million for the six months ended June 30, 2016 when compared with the same period in 2015. Increased volumes, product mix, and net new business increased cost of sales by $51 million. The sale of the German Interiors facility decreased cost of sales by $50 million. Foreign currency decreased cost of sales by $17 million primarily attributable to the Euro, Chinese Yuan, and Mexican Peso partially offset by the Japanese Yen. Warranty expense, which included changes in estimates for customer actions in the second quarter of 2015 and a supplier recovery in the first quarter of 2016, decreased costs of sales by $9 million. Net efficiencies, including material, design and usage economics and manufacturing efficiencies, decreased cost of sales by $47 million.

Gross Margin

Gross margin was $230 million or 14.6% of sales for the six months ended June 30, 2016 compared to $211 million or 13.0% of sales for the same period of 2015. The $19 million increase in gross margin included $11 million from favorable volumes, net new business and product mix. The impact of the sale of the German Interiors facility was neutral for the first six months. Gross margin also included $12 million of favorable net cost performance, driven by material and manufacturing cost efficiencies and lower warranty expense, which more than offset customer pricing reductions. The increases in gross margin were partially offset by unfavorable currency of $4 million primarily attributable to the Japanese Yen partially offset by the Mexican Peso and Chinese Yuan.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $110 million and $123 million during the six months ended June 30, 2016 and 2015, respectively. The decrease is primarily related to net efficiencies and lower incentive compensation expense.

Restructuring Expense

Electronics: During the first quarter of 2016, the Company announced a restructuring program to transform the Company's engineering organization and supporting functional areas to focus on execution and technology. The organization will be comprised of regional engineering, product management and advanced technologies, and global centers of competence. Through the first six months of 2016, the Company has recorded approximately $12 million of restructuring expenses under this program, associated with approximately 100 employees.

During the fourth quarter of 2015, the Company announced a restructuring program designed to reduce the workforce at a European Electronics facility. The Company recorded $12 million of severance and termination benefits under this program associated with approximately 100 employees.

In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve annual cost savings through transaction synergies. During the six months ended June 30, 2015, the Company recorded $12 million primarily related to severance and termination benefits under this program associated with approximately 420 employees.

The Company previously announced a restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. In connection with that program, the Company announced plans to realign its corporate and administrative functions directly to their corresponding operational beneficiary. During the six months ended June 30, 2015, the Company recorded $3 million for restructuring expenses, primarily related to severance and termination benefits.

Other: During the six months ended June 30, 2016, the Company recorded $7 million of restructuring expenses, related to severance and termination benefits, in connection with the wind-down of certain operations in South America.

During the six months ended June 30, 2015, the Company recorded $2 million of restructuring expenses, classified as discontinued operations, related to severance and termination benefits, in connection with the reorganization of the Company's Climate operations in France.

Restructuring Reserves

Restructuring reserve balances of $37 million at June 30, 2016 are classified as "Other current liabilities" on the consolidated balance sheets. The Company anticipates that the activities associated with the restructuring reserve balances will be substantially completed by June 30, 2017.

Interest Expense, Net

Interest expense, net, of $5 million and $11 million, for the six months ended June 30, 2016 and June 30, 2015, is primarily associated with the Company's Term Facility due April 9, 2021 with original principal of $600 million and paid down to $350 million following the Climate Transaction in June 2015. The net interest expense decrease of $6 million includes $4 million related to lower term loan principal for the six months ended June 30, 2016.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was$3 million and $11 million for the three month periods ended June 30, 2016 and 2015 respectively. The income in 2016 is primarily attributable to the Company's equity interest in Yanfeng Visteon Investment Company. The income in 2015 was primarily attributable to dividend recognition for a cost basis investment.

Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	Six Months Ended June 30
	2016	2015
	(Dollars in Millions)
Transformation initiatives	$3	$18
Transaction hedging and exchange (gains) losses	1	(19)
Integration costs	1	9
Recoverable taxes	(1)	—
	$4	$8

Other (income) expense, net includes transformation initiatives, transaction hedging and exchange, and integration costs. The Company recorded transformation initiatives of $3 million and $18 million for the six months ended June 30, 2016 and 2015, respectively. Transformation initiatives include information technology separation costs and financial and advisory services incurred in connection with execution of the Company's comprehensive value creation plan. Transaction hedging and exchange losses of $1 million for the six months ended June 30, 2016 relate to the Climate Transaction Korean withholding tax refund exchange impacts and $19 million for the six months ended June 30, 2015 relate to Climate Transaction proceeds hedging impacts.

Integration costs include costs associated with re-branding, facility modification, information technology readiness and related professional services necessary to integrate businesses associated with the Electronics Acquisition.

Income Taxes

The Company's provision for income taxes of $22 million for the six months ended June 30, 2016 represents a decrease of $11 million when compared with $33 million in the same period of 2015. The decrease in tax expense is attributable to several items including the year-over-year decrease in earnings, as well as changes in the mix of earnings and differing tax rates between jurisdictions, the non-recurrence of $8 million related to the withholding tax associated with the sale of its non-consolidated affiliate located in China during the second quarter of 2015, and favorable developments in connection with certain income tax incentives formally approved by the Portuguese tax authorities during the first quarter of 2016 resulting in a discrete income tax benefit of $3 million.

These decreases were partially offset by several items including the non-recurrence of an $8 million benefit, including interest and penalties, primarily attributable to favorable audit developments in Asia leading to changes in judgment during the first quarter of 2015, and $2 million related to ongoing interest accruals for uncertain tax positions and unfavorable developments associated with an ongoing audit in Mexico during the first quarter of 2016, and $3 million to record under withheld taxes in connection with intercompany transactions between the U.S. and non-U.S. taxing jurisdictions related to previous years.

Discontinued Operations

The operations subject to the Interiors Divestiture and Climate Transaction met conditions required to qualify for discontinued operations reporting. Accordingly, the results of operations for the Interiors business have been reclassified to (loss) income from discontinued operations, net of tax in the consolidated statements of comprehensive income for the six month periods ended June 30, 2016 and 2015. The six month period ended June 30, 2015 also included the results of operations for the Climate business, sold during the second quarter of 2015.

Discontinued operations are summarized as follows:

	Six Months Ended June 30
	2016	2015
	(Dollars in Millions)
Sales	$20	$2,168
Cost of sales	28	2,000
Gross margin	(8)	168
Selling, general and administrative expenses	2	75
Loss and impairments on Interiors Divestiture	2	16
Loss (gain) on Climate Transaction	2	(2,332)
Restructuring expense	—	2
Interest expense, net	—	2
Equity in net income of non-consolidated affiliates	—	6
Other (income) expense, net	1	5
(Loss) income from discontinued operations before income taxes	(15)	2,406
Provision for income taxes	7	201
(Loss) income from discontinued operations, net of tax	$(22)	$2,205

During the six months ended June 30, 2016, the Company recorded currency impacts of $8 million in connection with the Korean capital gains withholding tax recovered during the first quarter of 2016.

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

(2) In connection with the transaction, the Company recorded a tax recoverable of $377 million for Korean capital gains tax withheld by the Purchasers and paid to the Korean government.  This amount reduced proceeds classified as net cash provided from investing activities within the Company's consolidated statements of cash flows for the six months ended June 30, 2015.  The Company received the entire amount of the expected capital gains withholding tax in January 2016, amounting to $356 million as adjusted for interest and exchange as the refund was denominated in Korean won. Net exchange and interest impacts are recorded as provision for income taxes within discontinued operations.

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

(6) In connection with the Climate Transaction, the Company has entered an agreement pursuant to which Visteon will provide information technology ongoing and separation services for HVCC to fully operate as an independent entity with estimated costs of approximately $53 million. The information technology liability is included in the Company's consolidated balance sheets as "Other current liabilities" as of June 30, 2016 and December 31, 2015.

(7) Employee related charges of $45 million include bonus payments, the Company's assumption of incentive plan liabilities, and impacts of employment change in control provisions. Bonus payments of $30 million are classified in the Company's net cash provided from operating activities within the Company's consolidated statements of cash flows for the six months ended June 30, 2015. Amounts remaining to be paid are included in the Company's consolidated balance sheets as "Accrued employee liabilities" as of June 30, 2016 and December 31, 2015.

(8) In connection with the Climate Transaction, the Company has entered an agreement to purchase certain electronics operations located in India, expected to close in 2016 after legal separation and regulatory approvals are met. The Company has recorded a repurchase obligation of $50 million, representing the estimated purchase price of the subject business. The Company continues to consolidate the business, with net assets of approximately $22 million as of June 30, 2016, based on the Company’s continued controlling financial interest.  The Company’s controlling financial interest was evaluated based on continued operating control and obligation to fund losses or benefit from earnings.  The business is included in a legal entity currently owned by HVCC and therefore the Electronics business assets are not available for general corporate purposes.The repurchase obligation is included in the Company's consolidated balance sheets as "Other current liabilities" as of June 30, 2016 and December 31, 2015.

Net Income

Net income attributable to Visteon was $45 million for the six months ended June 30, 2016, compared to net income of $2,258 million for the same period of 2015. The decrease of $2,213 million includes includes lower income from discontinued operations of $2,227 million primarily resulting from the 2015 gain on the Climate Transaction, tax impacts and decreased results from climate operations. Net income also decreased during 2016 due to the 2015 gain on sale of non-consolidated affiliates of $62 million, partially offset by lower net income attributable to non-controlling interests of $28 million, improved gross margin for continuing operations of $19 million, lower selling, general and administrative expenses of $13 million, the non-recurrence of loss on debt extinguishment of $5 million, and lower provision for income taxes of $11 million.
Adjusted EBITDA (a non-GAAP financial measure, as defined below) was $166 million for the six months ended June 30, 2016, representing an increase of $28 million when compared with Adjusted EBITDA of $138 million for the same period of 2015. The increase included $11 million from favorable volumes, net new business and product mix and $17 million of favorable net cost performance, driven by material and manufacturing cost efficiencies which more than offset customary pricing productivity given to customers.

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

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the six months ended June 30, 2016 and 2015, is as follows:

	Six Months Ended June 30
	2016	2015	Change
	(Dollars in Millions)
Adjusted EBITDA	$166	$138	$28
Depreciation and amortization	41	42	(1)
Restructuring expense	17	15	2
Interest expense, net	5	11	(6)
Equity in net loss of non-consolidated affiliates	(3)	(11)	8
Loss on debt extinguishment	—	5	(5)
Gain on sale of non-consolidated affiliates	—	(62)	62
Other (income) expense, net	4	8	(4)
Provision for income taxes	22	33	(11)
Loss (income) from discontinued operations, net of tax	22	(2,205)	2,227
Net income attributable to non-controlling interests	8	36	(28)
Non-cash, stock-based compensation expense	4	5	(1)
Other	1	3	(2)
Net income attributable to Visteon Corporation	$45	2,258	$(2,213)

Segment Results of Operations - Six Months Ended June 30, 2016 and 2015

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

•
Other - Other includes entities in South America and South Africa previously associated with the Climate business but not subject to the Climate Transaction. On July 18, 2016, the Company reached an agreement to sell its South Africa climate operations, with 2015 annual sales of $9 million as reported in the Company’s Other product line.  The sale is expected to close during the third quarter of 2016. During 2015, Other also included the Berlin, Germany operations previously associated with the Interiors business and sold during the fourth quarter of 2015.

Sales by Segment

	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Six months ended June 30, 2015	$1,561	$86	$(19)	$1,628
Volume, mix, and net new business	57	(14)	19	62
Currency	(20)	(1)	—	(21)
Germany Interiors Divestiture	—	(50)	—	(50)
Price productivity and other	(43)	(1)	—	(44)
Six months ended June 30, 2016	$1,555	$20	$—	$1,575

Electronics sales decreased during the six months ended June 30, 2016 by $6 million. Higher production volumes and new business increased sales by $57 million. Volume, mix, and net new business improved in Asia Pacific, Europe, and North America, while South America deteriorated. Unfavorable currency, primarily related to the Chinese Yuan and Euro, decreased sales by $20 million. Other reductions reflected customer pricing net of design changes.

Other sales decreased during the six months end June 30, 2016 by $66 million. The Germany Interiors Divestiture, effective December 1, 2015, resulted in a decrease in sales of $50 million. Lower production volumes related to the wind down of certain South America businesses reduced sales by $14 million.

Cost of Sales by Segment

	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Six months ended June 30, 2015	$1,345	$91	$(19)	$1,417
Currency	(16)	(1)	—	(17)
Volume, mix, and net new business	44	(12)	19	51
Germany Interiors Divestiture	—	(50)	—	(50)
Other	(55)	(1)	—	(56)
Six months ended June 30, 2016	$1,318	$27	$—	$1,345

Electronics cost of sales decreased during the six months ended June 30, 2016 by $27 million when compared with the same period in 2015. Cost of sales increased $44 million attributable to higher volumes as well as changes in product mix, representing the variable nature of material and labor costs. These increases were partially offset by $16 million of unfavorable impacts of foreign currency, primarily related to the Euro, Chinese Yuan, and Mexican Peso, partially offset by the Japanese Yen. Additionally, the Company recognized $55 million of net efficiencies related to material, manufacturing, and warranty costs.

Cost of sales for Other decreased $64 million, reflecting the impacts of the Germany Interiors Divestiture during the fourth quarter of 2015, and lower production volumes related to the wind down for certain businesses in South America.

Cost of sales includes net engineering costs, comprised of gross engineering expenses related to forward model program development and advanced engineering activities, partially offset by engineering cost recoveries from customers. Electronics gross engineering expenses were $192 million for the six months ended June 30, 2016, an increase of $10 million compared to the same period of 2015. Engineering recoveries were $36 million for the six months ended June 30, 2016, an increase of $5 million compared to the same period of 2015. Engineering cost recoveries can fluctuate period to period depending on underlying contractual terms and conditions and achievement of related development milestones.

Adjusted EBITDA by Segment

Adjusted EBITDA by segment for the six months ended June 30, 2016 and 2015 is presented in the table below.

	Six Months Ended June 30
	2016	2015	Change
	(Dollars in Millions)
Electronics	$173	$144	$29
Other	(7)	(6)	(1)
Adjusted EBITDA	$166	$138	$28

Changes in Adjusted EBITDA by segment are presented in the table below.

	Electronics	Other	Total
	(Dollars in Millions)
Six months ended June 30, 2015	$144	$(6)	$138
Volume, mix, and net new business	13	(2)	11
Currency	(2)	—	(2)
Other	18	1	19
Six months ended June 30, 2016	$173	$(7)	$166

Electronics Adjusted EBITDA increased $29 million for the six months ended June 30, 2016 when compared to the same period of 2015. Higher volumes and new business, increased Adjusted EBITDA by $13 million. Currency decreased adjusted EBITDA by $2 million primarily related to the Japanese Yen. Net cost performance increased adjusted EBITDA by $18 million primarily reflecting lower warranty and selling, general and administrative expenses. Material and manufacturing efficiencies were offset by customer pricing and higher engineering expense.

Other Adjusted EBITDA for the six months ended June 30, 2016 decreased by $1 million compared to the same period of 2015 primarily related to lower South America volumes.

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

As of June 30, 2016, the Company had total cash balances of $853 million, including $1 million of cash held for sale and $6 million of restricted cash. Cash balances totaling $608 million were located in jurisdictions outside of the United States, of which approximately $265 million is considered permanently reinvested for funding ongoing operations outside of the U.S.  If such permanently reinvested funds are repatriated to operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

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

As of June 30, 2016, $350 million face value was outstanding under the Term Facility, and there were no outstanding borrowings under the Revolving Facility. Availability under outstanding affiliate credit facilities as of June 30, 2016 is approximately $30 million.

Interiors Divestiture

In connection with the Interiors Divestiture and November 1, 2014 Master Closing, the Company agreed to provide a $56 million revolving credit facility to the buyer, which was to be reduced as transactions related to customer purchase order changes were effected increasing the backing of the buyer implemented factoring facility, the seller backed facility was subsequently reduced. The seller-backed facility obligation can also be reduced if the buyer adds working capital facilities in Russia and Thailand. Draws under this seller-backed facility will only be available if certain of the external credit facilities are fully drawn, and any draws on the seller-backed facility generally must be repaid prior to the repayment of the external credit facilities. The seller-backed facility has a maturity of three years, an interest rate of Libor plus 5% and a default rate of interest for any interest and/or principal payment defaults. As of April 6, 2016, this revolving credit facility to the buyer was reduced to $35 million as additional receivable financing became available to the buyer. As of June 30, 2016, there were no draws on this facility. Five days before the Argentina and Brazil closing, the buyer has the option to request replacement of the existing revolving credit facility with a three year term loan of between $5 million and $10 million.

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

On March 1, 2016, the Company entered into another ASB program with a third-party financial institution to purchase shares of Visteon common stock for an aggregate purchase price of $395 million. Under the program, the Company paid the financial institution $395 million and received an initial delivery of 4,370,678 shares of common stock using a reference price of $72.30. The final number of shares to be repurchased will be based on the average of the daily volume-weighted average prices of the Company’s common stock during the term of the transaction, less an agreed discount and subject to adjustments pursuant to the terms and conditions of the ASB Agreement. The final settlement of this ASB Agreement is expected to occur by the end of 2016, but may be accelerated after August 2, 2016 at the option of the third-party financial institution.

The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

Restructuring

During the three and six months ended June 30, 2016, the Company recorded $7 million and $17 million of restructuring expenses, net of reversals of $1 million and $2 million, respectively.

During the first quarter of 2016, the Company announced a restructuring program to transform the Company's engineering organization and supporting functional areas to focus on execution and technology. The organization will be comprised of regional engineering, product management and advanced technologies, and global centers of competence. During the three and six months ended June 30, 2016, the Company has recorded approximately $1 million and $12 million, respectively, of restructuring expenses under this program, associated with approximately 100 employees.

During the fourth quarter of 2015, the Company announced a restructuring program designed to reduce the workforce at a European Electronics facility. The Company recorded $12 million of severance and termination benefits under this program associated with approximately 100 employees.

In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve annual cost savings through transaction synergies. During the three and six months ended June 30, 2015, the Company recorded $9 million and $12 million, respectively, of severance and termination benefits under this program associated with approximately 420 employees.

The Company previously announced a restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. In connection with that program, the Company announced plans to realign its corporate and administrative functions directly to their corresponding operational beneficiary. The Company recorded $3 million for restructuring expenses during the three and six months ended June 30, 2015, primarily related to severance and termination benefits.

During the three and six months ended June 30, 2016, the Company recorded $7 million of restructuring expenses, related to severance and termination benefits, in connection with the wind-down of certain operations in South America.

During the three and six months ended June 30, 2015, the Company recorded $1 million and $2 million respectively, of restructuring expenses, classified as discontinued operations, related to severance and termination benefits in connection with the reorganization of the Company's Climate operations in France.

Restructuring reserve balances of $37 million and $38 million at June 30, 2016 and December 31, 2015, respectively, are classified as "Other current liabilities" on the consolidated balance sheets. The Company anticipates that the activities associated with the restructuring reserve balance will be substantially completed by the end of 2016. The Company’s consolidated restructuring reserves and related activity are summarized below, including amounts associated with discontinued operations.

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

Other

On July 8, 2016, Visteon completed the acquisition of the shares of AllGo Systems, Inc., USA ("AllGo Systems") in exchange for the payment of $15 million. Future contingent consideration of $7 million may be paid over the next two years if certain technology and key employee milestones are achieved. AllGo Systems is a leading developer of embedded multimedia system solutions to global vehicle manufacturers.

On July 22, 2016, the Company sold a cost-method investment to a third party for proceeds of approximately $11 million. The Company will record a gain on sale of approximately $5 million during the third quarter of 2016.

During the six months ended June 30, 2016, cash contributions to the Company's U.S. and non-U.S. defined benefit pension plan were $3 million each. The Company expects to make cash contributions to its defined benefit pension plans of $14 million in 2016. Estimated cash contributions for 2017 through 2019, under current regulations and market assumptions are approximately $39 million.

During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) related to the sale of its chassis business to a third party, which required a deposit in the amount of $15 million during 2013 necessary to open a judicial proceeding against the government in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities after attempts to reopen an appeal of the administrative decision failed. Adjusted for currency impacts and accrued interest, the deposit amount is approximately $14 million, as of June 30, 2016. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments, as well as income tax refund claims associated with other jurisdictions, total $15 million as of June 30, 2016, and are included in Other non-current assets on the consolidated balance sheet.

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

Operating Activities
Including discontinued operations, the Company generated $14 million of cash in operating activities during the six months ended June 30, 2016, compared to cash provided by operations of $204 million during the same period of 2015.

The decrease in cash provided by operating activities is primarily attributable to the divestiture of climate operations which provided $186 million in operating cash flows for the six months ended June 30, 2015. The decrease in operating cash also reflects higher income tax payments of approximately $40 million primarily in Japan as well as higher information technology transition service payments supporting divested businesses of $20 million and higher restructuring payments of $12 million. These decreases were partially offset by working capital improvements of approximately $29 million primarily due to past due receivable collections. Cash from operations benefited from the non-recurrence of 2015 Climate Transaction related labor and incentive payments of $46 million partially offset by the non-recurrence of a 2015 non-consolidated affiliate dividend of $12 million.

Investing Activities

Cash provided from investing activities during the six months ended June 30, 2016 totaled $358 million, compared to net cash provided by investing activities of $2,604 million in the same period in 2015 for a decrease of $2,246 million. Net cash provided by investing activities during the the six months ended June 30, 2016, includes the Climate Transaction withholding tax recovery of $356 million, liquidation of short-investments of $47 million, and proceeds from asset sales of $4 million, partially offset by capital expenditures of $37 million and loans to non-consolidated affiliates of $12 million.
Net cash flow provided by investing activities for the six months ended June 30, 2015 includes Climate Transaction proceeds net of tax, transaction costs and divested cash balances of $2,664 million, proceeds from the sale of the Company's 12.5% ownership in Yanfeng Visteon Jinqiao Automotive Trim Systems Company, Limited of $91 million, offset by capital expenditures of $122 million, Interiors Divestiture working capital settlement of $15 million, a loan to a non-consolidated affiliate of $10 million and a payment in connection with the Thailand closing of the Interiors Divestiture of $5 million.

Capital expenditures for the six months ended June 30, 2016 were $37 million, a decrease of $85 million when compared to the same period in 2015, primarily due to the divestiture of climate operations.

Financing Activities

Cash used by financing activities during the six months ended June 30, 2016 totaled $2,258 million, compared to $769 million used by financing activities for the same period in 2015, for an increase in cash used by financing activities of $1,489 million. Cash used by financing activities during the six months ended June 30, 2016 included a distribution payment of $1,736 million, share repurchases of $500 million, stock based compensation tax withholding payments of $11 million and net affiliate debt paid of $11 million.

Cash used by financing activities during the six months ended June 30, 2015 of $769 million consisted of accelerated share repurchases of $500 million, prepayment of the Company's Term Facility including fees of $250 million, dividends paid to non-controlling interests of $31 million, and short term debt payments of $6 million, partially offset by cash received from option and warrant exercises of $19 million.

Debt and Capital Structure

Additional information related to the Company’s debt is set forth in Note 10, “Debt” to the consolidated financial statements included herein under Item 1. For additional information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015, for specific debt agreements and additional information related to covenants and restrictions.

Off-Balance Sheet Arrangements

The Company renewed its $15 million Letter of Credit ("LOC") Facility with U.S. Bank National Association for two years on September 30, 2015. Under the terms of the LOC facility, the Company must maintain a collateral account with U.S. Bank equal to 103% of the aggregated stated amount of the issued LOCs (or 110% for non-U.S. currencies) with reimbursement for any draws. As of June 30, 2016, the Company had $5 million of outstanding letters of credit issued under this facility and secured by restricted cash. In addition, the Company had $17 million of locally issued letters of credit to support various customs arrangements and other obligations at its local affiliates.

In connection with the Interiors Divestiture and November 1, 2014 Master Closing, the Company agreed to provide a $56 revolving credit facility to the buyer. The seller-backed facility matures on November 1, 2017, an interest rate of Libor plus 5% and a default rate of interest for any interest and/or principal payment defaults. As of April 6, 2016, this revolving credit facility to the buyer was reduced to $35 million as additional receivable financing became available to the buyer. As of June 30, 2016, there were no draws on this facility. Five days before the Argentina and Brazil closing, the buyer has the option to request replacement of the existing revolving credit facility with a three year term loan of between $5 million and $10 million.

Fair Value Measurement

Additional information related to the Company’s assets and liabilities measured at fair value is set forth in Note 15, “Fair Value Measurements and Financial Instruments” to the consolidated financial statements included herein under Item 1. For additional information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board ("FASB") issued ASU No. 2014-9, "Revenue from Contracts with Customers", which is the new comprehensive revenue recognition standard that will supersede existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. To achieve this principle, an entity identifies the contract with a customer, identifies the separate performance obligations in the contract, determines the transaction price, allocates the transaction price to the separate performance obligations and recognizes revenue when each separate performance obligation is satisfied. This ASU allows for both retrospective and prospective methods of adoption. In July 2015, the FASB approved a one-year deferral of the effective date of the standard. As such, the new standard will become effective for annual and interim periods beginning after December 15, 2017 with early adoption on the original effective date permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements and anticipates changes to the revenue recognition of customer owned tooling and engineering recoveries. The Company expects to adopt this standard during the first quarter 2018.

See Note 2 “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements under Item 1 “Financial Statements" of this Quarterly Report on Form 10-Q for further discussion of recent accounting pronouncements.

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

Foreign Currency Risk

The Company's net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends, investments in subsidiaries and anticipated foreign currency denominated transaction proceeds. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary hedged foreign currency exposures include the Euro, Japanese Yen, and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. In addition, during 2015, the Company entered into currency exchange derivatives with a notional amount of $150 million to manage foreign currency exposure on certain non-U.S. denominated foreign entities. These derivatives have been designated as hedges of the Company's net investments in European affiliates with the effective portion of the gain or loss reported in the Accumulated other comprehensive loss component of Stockholder's equity in the Company's consolidated balance sheet. There was no ineffectiveness associated with these derivatives as of June 30, 2016. Forward and option contracts may be utilized to reduce the impact to the Company's cash flow from adverse movements in exchange rates. As of June 30, 2016, the net fair value of such currency exchange derivatives, foreign currency forward and option contracts was an asset of $7 million while at December 31, 2015, the net fair value of such currency exchange derivatives, foreign currency forward and option contracts was an asset of $6 million, maturities of these instruments generally do not exceed eighteen months.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $29 million and $26 million for foreign currency derivative financial instruments as of June 30, 2016 and December 31, 2015, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars.

Interest Rate Risk

The Company is subject to interest rate risk, principally in relation to variable rate debt. The Company may use derivative financial instruments to manage exposure to fluctuations in interest rates.

During 2015, the Company entered into interest rate swaps with a notional amount of $150 million that effectively convert designated cash flows associated with underlying interest payments on the Term Facility from a variable interest rate to a fixed interest rate, the maturities of these swaps will not exceed the underlying Term Facility. The instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the Accumulated other comprehensive income component of Stockholders' equity in the Company's consolidated balance sheets and such gains and losses will be reclassified at the time the underlying hedged transactions are realized. The ineffective portion of these swaps is assessed based on the hypothetical derivative method and is recorded as interest expense in the Company's consolidated statements of comprehensive income. As of June 30, 2016 and December 31, 2015 there was no ineffectiveness associated with these derivatives and the fair value was a liability of $5 million and $1 million, respectively.

The Company significantly reduced interest rate exposure after entering the swap transactions in 2015. The variable rate basis of debt is approximately 58% and 59% respectively as of June 30, 2016 and December 31, 2015.

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

As of June 30, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Vice President, Corporate Controller and Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016.

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the second quarter of 2016.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
Jun. 1, 2016 to Jun. 30, 2016	1,378	$66.95	—	$0
Total	1,378	$66.95	—	$0

(1)
This column includes 1,378 shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share and stock unit awards made pursuant to the Visteon Corporation 2010 Incentive Plan.

(2)
On December 9, 2015, the board of directors authorized a $500 million share repurchase program through December 31, 2016. In December 2015, the Company entered into a 10b5-1 program with a third-party financial institution to purchase up to $150 million of Visteon common stock. Under the 10b5-1 program which concluded on March 1, 2016, the company repurchased 1,607,849 shares at average price of $65.05, for a total of $105 million. Subsequently, the Company entered into an accelerated stock buyback (“ASB”) program with a third-party financial institution to repurchase shares of common stock for an aggregate purchase price of $395 million. Under this ASB program, the Company paid $395 million and received an initial delivery of 4,370,678 shares of common stock using a reference price of $72.30. This ASB program is expected to be concluded no later than December 15, 2016, but may be accelerated after August 2, 2016 at the option of the counterparty bank. The final settlement will be determined by the volume weighted average price over the program less an agreed discount.

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
Stephanie S. Marianos
Assistant Controller and Chief Accounting Officer

Date: July 28, 2016

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated July 28, 2016.
31.2	Rule 13a-14(a) Certification of Vice President, Corporate Controller and Interim Chief Financial Officer dated July 28, 2016.
32.1	Section 1350 Certification of Chief Executive Officer dated July 28, 2016.
32.2	Section 1350 Certification of Vice President, Corporate Controller and Interim Chief Financial Officer dated July 28, 2016.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
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