Form 10-Q
period 2016-09-30
VISTEON CORP
filed 2016-10-27
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016,
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
Large accelerated filer  ✓  Accelerated filer  __   Non-accelerated filer __   Smaller reporting company  __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of October 20, 2016, the registrant had outstanding 34,012,831 shares of common stock.
Exhibit index located on page number 59.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.	Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Sales	$770	$808	$2,345	$2,436
Cost of sales	665	703	2,010	2,120
Gross margin	105	105	335	316
Selling, general and administrative expenses	53	59	163	182
Restructuring expense	5	3	22	18
Interest expense	6	3	14	15
Interest income	1	1	4	2
Equity in net income (loss) of non-consolidated affiliates	—	(3)	3	8
Loss on debt extinguishment	—	—	—	5
Gain on sale of non-consolidated affiliates, net	1	—	1	62
Other expense, net	13	7	17	15
Income before income taxes	30	31	127	153
Provision for income taxes	5	10	27	43
Net income from continuing operations	25	21	100	110
Income (loss) from discontinued operations, net of tax	7	(11)	(15)	2,194
Net income	32	10	85	2,304
Net income attributable to non-controlling interests	4	5	12	41
Net income attributable to Visteon Corporation	$28	$5	$73	$2,263

Basic earnings (loss) per share:
Continuing operations	$0.62	$0.39	$2.47	$2.17
Discontinued operations	0.21	(0.27)	(0.42)	50.58
Basic earnings per share attributable to Visteon Corporation	$0.83	$0.12	$2.05	$52.75

Diluted earnings (loss) per share:
Continuing operations	$0.61	$0.38	$2.44	$2.12
Discontinued operations	0.20	(0.26)	(0.41)	49.43
Diluted earnings per share attributable to Visteon Corporation	$0.81	$0.12	$2.03	$51.55

Comprehensive income:
Comprehensive income (loss)	$35	$(18)	$106	$2,305
Comprehensive income (loss) attributable to Visteon Corporation	$31	$(19)	$96	$2,277

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	September 30	December 31
	2016	2015
ASSETS
Cash and equivalents	$850	$2,728
Short-term investments	—	47
Restricted cash	4	8
Accounts receivable, net	497	502
Inventories, net	176	187
Other current assets	200	581
Total current assets	1,727	4,053

Property and equipment, net	342	351
Intangible assets, net	137	133
Investments in non-consolidated affiliates	47	56
Other non-current assets	120	88
Total assets	$2,373	$4,681

LIABILITIES AND EQUITY
Distribution payable	$15	$1,751
Short-term debt, including current portion of long-term debt	24	37
Accounts payable	429	482
Accrued employee liabilities	108	132
Other current liabilities	293	370
Total current liabilities	869	2,772

Long-term debt	347	346
Employee benefits	256	268
Deferred tax liabilities	25	21
Other non-current liabilities	82	75

Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding at September 30, 2016 and December 31, 2015)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million and 55 million shares issued, and 34 million and 40 million shares outstanding at September 30, 2016 and December 31, 2015, respectively)	1	1
Additional paid-in capital	1,246	1,345
Retained earnings	1,267	1,194
Accumulated other comprehensive loss	(167)	(190)
Treasury stock	(1,699)	(1,293)
Total Visteon Corporation stockholders’ equity	648	1,057
Non-controlling interests	146	142
Total equity	794	1,199
Total liabilities and equity	$2,373	$4,681

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS1
(Dollars in Millions)
(Unaudited)

	Nine Months Ended September 30
	2016	2015
Operating Activities
Net income	$85	$2,304
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	62	147
Equity in net income of non-consolidated affiliates, net of dividends remitted	(2)	—
Non-cash stock-based compensation	6	7
Loss (gain) on Climate Transaction	2	(2,332)
Gain on sale of non-consolidated affiliates, net	(1)	(62)
Losses on divestitures and impairments	4	17
Loss on debt extinguishment	—	5
Other non-cash items	15	4
Changes in assets and liabilities:
Accounts receivable	15	(7)
Inventories	15	(29)
Accounts payable	(45)	48
Accrued income taxes	(39)	135
Other assets and other liabilities	(79)	37
Net cash provided from operating activities	38	274
Investing Activities
Capital expenditures	(56)	(151)
Climate Transaction withholding tax refund	356	—
Proceeds from Climate Transaction	—	2,664
Short-term investments	47	(52)
Loans to non-consolidated affiliates, net of repayments	(8)	(9)
Proceeds from asset sales and business divestitures	15	92
Payments for acquisition and divestiture of businesses	(15)	(19)
Other	—	6
Net cash provided from investing activities	339	2,531
Financing Activities
Short-term debt, net	(11)	(1)
Principal payments on debt	(2)	(250)
Distribution payments	(1,736)	—
Repurchase of common stock	(500)	(500)
Dividends paid to non-controlling interests	—	(31)
Exercised warrants and stock options	—	24
Stock based compensation tax withholding payments	(11)	—
Other	—	(1)
Net cash used by financing activities	(2,260)	(759)
Effect of exchange rate changes on cash and equivalents	6	(13)
Net (decrease) increase in cash and equivalents	(1,877)	2,033
Cash and equivalents at beginning of the period	2,729	827
Cash and equivalents at end of the period	$852	$2,860
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

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business

Visteon Corporation (the "Company" or "Visteon") is a global automotive supplier that designs, engineers and manufactures innovative electronics products for nearly every original equipment vehicle manufacturer ("OEM") worldwide including Ford, Nissan, Renault, Mazda, BMW, General Motors and Honda. Visteon is headquartered in Van Buren Township, Michigan and has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 10,000 employees, dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., with a heavy concentration in low-cost geographic regions. Visteon delivers value for its customers and stockholders through its technology-focused core vehicle cockpit electronics business. The Company's cockpit electronics product portfolio includes audio systems, information displays, instrument clusters, head up displays, infotainment systems, and telematics solutions. The Company's vehicle cockpit electronics business is comprised of and reported under the Electronics segment. In addition to the Electronics segment, the Company has residual operations in South America and Europe previously associated with the former Interiors and Climate businesses, not subject to discontinued operations classification, that comprise Other. A summary of transactions impacting the Company's businesses is provided below.

Exit of Climate Business

On June 9, 2015, Visteon Corporation and its wholly owned subsidiary, VIHI, LLC (collectively, “Visteon”) completed the sale to Hahn & Co. Auto Holdings Co., Ltd. and Hankook Tire Co., Ltd. (together, the “Purchasers”) of all of its shares of Halla Visteon Climate Control Corporation, a Korean corporation (“HVCC”), for approximately $3.4 billion, or KRW 52,000 per share, after adjusting for the 2014 dividend paid by HVCC to Visteon (the “Climate Transaction”), pursuant to and in accordance with the Share Purchase Agreement, dated as of December 17, 2014, among Visteon and the Purchasers. See Note 4 "Discontinued Operations" for additional disclosures. The Company received net cash proceeds of approximately $2.7 billion and recognized a pretax gain of approximately $2.3 billion in connection with the closing of the Climate Transaction in the second quarter 2015. The results of operations for the Climate business have been classified as income (loss) from discontinued operations, net of tax in the consolidated statements of comprehensive income for the three and nine month periods ended September 30, 2015.

On July 18, 2016, the Company reached an agreement to sell its South Africa climate operations, with 2015 annual sales of $9 million as reported in Other in the Company’s segment footnote.  The sale is expected to close during 2016 for proceeds of approximately $2 million.  Assets and liabilities associated with these operations met the "held for sale" criteria at September 30, 2016 and are classified as "Other current assets" or "Other current liabilities" in the consolidated balance sheets. The Company recorded a charge during the third quarter of 2016 associated with this agreement of approximately $11 million related to foreign currency translation amounts recorded in accumulated other comprehensive loss.

Exit of Interiors Business

During 2014, the Company divested the majority of its global Interiors business (the "Interiors Divestiture"). Subsequently, Visteon completed the sale of its Interiors operations in Thailand on February 2, 2015. Remaining operations subject to the Interiors Divestiture are located in Argentina and Brazil and are expected to close during 2016. Assets and liabilities associated with these operations continue to meet the "held for sale" criteria at September 30, 2016 and are classified as "Other current assets" or "Other current liabilities" in the consolidated balance sheets. The Company expects to record losses in connection with the Argentina and Brazil portions of the Interiors Divestiture in future periods upon closing, which are estimated to be approximately $20 million.
See Note 4 "Discontinued Operations" for additional disclosures.

On December 1, 2015, Visteon completed the sale and transfer of its equity ownership in Visteon Deutschland GmbH, which operated the Berlin, Germany interiors plant ("Germany Interiors Divestiture"). The Company contributed cash, of approximately $141 million, assets of $27 million, and liabilities of $198 million including pension related liabilities. The Company will make a final contribution payment of approximately $33 million in the fourth quarter of 2016 which is included in the Company's consolidated balance sheet as "Other current liabilities" as of September 30, 2016.

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

At September 30, 2016, the Company’s investment in YFVIC is $24 million. In addition, at September 30, 2016, the Company has receivables due from YFVIC, including trade receivables and other advances of $25 million, subordinated loans receivable of $22 million and payables due to YFVIC of $15 million. At December 31, 2015, the Company’s investment in YFVIC was $23 million and it had receivables due from YFVIC, including trade receivables and other advances of $36 million, a subordinated loan receivable of $10 million and payables due to YFVIC of $17 million. At September 30, 2016, the Company’s maximum exposure to loss in YFVIC is $94 million, which includes assets described above and a $23 million loan guarantee. During the nine months ended September 30, 2016, Visteon loaned YFVIC and affiliates approximately $12 million, expected to be repaid within five years.

During the third quarter of 2016, the Company agreed to sell its 50% interest in an equity investment for approximately $7 million. The Company has recorded a loss in the investment of $5 million during the three and nine months ended September 30, 2016 related to this transaction, classified as "Gain on sale of non-consolidated affiliates, net" in the Company's consolidated statements of comprehensive income.

On July 22, 2016, the Company sold a cost method investment to a third party for proceeds of approximately $11 million. The Company recorded a pre-tax gain of $6 million during the three and nine months ended September 30, 2016, classified as "Gain on sale of non-consolidated affiliates, net" in the Company's consolidated statements of comprehensive income.

In June 2015, the Company completed the sale of its 12.5% ownership interest in Yangfeng Visteon Jinqiao Automotive Trim Systems Co., Ltd. ("Jinqiao"), a Chinese automotive supplier for proceeds of approximately $91 million and recorded a pre-tax gain of $62 million during the nine months ended September 30, 2015, classified as "Gain on sale of non-consolidated affiliates, net" in the Company's consolidated statements of comprehensive income.

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

Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation.

Other Expense, Net: Other expense, net includes the following:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Dollars in Millions)
Foreign currency translation charge	$11	$—	$11	$—
Loss on asset contribution	2	—	2	—
Transformation initiatives	—	5	3	23
Transaction hedging and exchange losses (gains)	—	—	1	(19)
Integration costs	—	2	1	11
Recoverable taxes	—	—	(1)	—
	$13	$7	$17	$15

During the three and nine months ended September 30, 2016, the Company recorded a charge of approximately $11 million related to foreign currency translation amounts recorded in accumulated other comprehensive loss associated with the agreement to sell the Company's South Africa climate operations. In connection with the closure of the Climate facility in Argentina, the Company entered an agreement to contribute land and building with a net book value of $2 million to the local municipality.

Transformation initiatives include information technology separation costs and financial and advisory services incurred in connection with the execution of the Company's comprehensive value creation plan and certain severance costs associated with the acquisition of substantially of the global automotive electronics business of Johnson Controls Inc. (the "Electronics Acquisition") and the Climate Transaction. Transaction hedging and exchange gains for the nine months ended September 30, 2015 of $19 million, relate to Climate Transaction proceeds hedging and exchange impacts.

Cash and Equivalents: The Company considers all highly liquid investments purchased with a maturity of three months or less, including short-term time deposits, commercial paper, repurchase agreements and money market funds to be cash equivalents. As of September 30, 2016 the Company's cash balances are invested in a diversified portfolio of cash and cash equivalents including money market funds, commercial paper rated A2/P2 and above with maturity under three months, time deposits and other short-term cash investments, which mature under three months with highly rated banking institutions. The cost of such funds approximates fair value based on the nature of the investment.

Short-term Investments: Short-term investments of $47 million as of December 31, 2015 included corporate bonds, asset backed securities, and commercial paper with maturities between three and twelve months held as part of the Company's separately managed accounts. The cost of these Level 1 investments approximated fair value. These investments were liquidated during the first quarter of 2016.

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $3 million related to the Letter of Credit Facility, and $1 million related to cash collateral for other corporate purposes at September 30, 2016.

Investments in Affiliates: The Company recorded equity in net income of affiliates of less than $1 million and $3 million for the three month periods ended September 30, 2016 and 2015 respectively. For the nine month periods ended September 30, 2016 and 2015, the Company recorded $3 million and $8 million, respectively. Investments in affiliates were $47 million and $56 million at September 30, 2016 and December 31, 2015, respectively. At September 30, 2016 and December 31, 2015, investments in affiliates accounted for under the equity method totaled $42 million and $45 million, respectively, while investments in affiliates accounted for under the cost method were $5 million at September 30, 2016 and $11 million at December 31, 2015. The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that such a decline has occurred, an impairment loss is recorded, which is measured as the difference between carrying value and fair value.

Product Warranty and Recall: Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality and legal functions and include due consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. During the nine months ended September 30, 2016, the Company recorded $7 million for specific cause actions representing customer actions related to defective supplier parts and related software. Additional amounts of $6 million for such customer actions are expected to be recovered from contractually responsible parties, and are therefore, included in the Company's consolidated balance sheets as "Accounts receivable, net" and "Other current liabilities" without an impact to the Company's consolidated statements of comprehensive income. The following table provides a reconciliation of changes in the product warranty and recall claims liability:

	Nine Months Ended September 30
	2016	2015
	(Dollars in Millions)
Beginning balance	$38	$20
Accruals for products shipped	12	11
Changes in estimates	4	(1)
Specific cause actions	7	9
Recoverable warranty/recalls	6	5
Foreign currency	1	(3)
Settlements	(13)	(12)
Ending balance	$55	$29

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

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718)": Improvements to Employee Share-Based Payment Accounting. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, these amendments are not expected to significantly impact net income, earnings per share, and the statement of cash flows. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230)": Classification of certain cash receipts and cash payments. The ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU will be applied using a retrospective transition method to each period presented. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

NOTE 3. Business Acquisition

On July 8, 2016 Visteon acquired AllGo Embedded Systems Private Limited, a leading developer of embedded multimedia system solutions to global vehicle manufacturers, for a purchase price of $17 million ("AllGo Purchase") including $2 million of contingent consideration to be paid over the next year if certain technology milestones are achieved. In addition, the purchase agreement includes contingent payments of $5 million if key employees remain employed through July 2019. The AllGo Purchase is expected to add greater scale and depth to the Company's infotainment software capabilities. The operating results for the business acquired have been included in the Electronics segment from the date of acquisition. During the nine months ended September 30, 2016, the Company incurred acquisition-related costs of approximately $1 million. These amounts were recorded as incurred and have been classified as "Other expenses,net" within the Company's consolidated statements of comprehensive income.

The AllGo purchase was accounted for as a business combination, with the purchase price allocated on a preliminary basis as of July 2016. The preliminary purchase price allocation, which is subject to change and may be subsequently adjusted to reflect final valuation results, is shown below:

(Dollars in Millions)

Purchase price	$17

Assets Acquired:
Accounts receivable	$1
Intangible assets	7
Goodwill	12
Total assets acquired	$20

Liabilities Assumed:
Deferred tax liabilities	3
Total liabilities assumed	$3

Assets acquired and liabilities assumed were recorded at estimated fair values based on management's estimates, available information, and reasonable and supportable assumptions. Additionally, the Company utilized a third-party to assist with certain estimates of fair values.

Fair values for intangible assets were based on the income approach including excess earnings and relief from royalty methods. These fair value measurements are classified within level 3 of the fair value hierarchy. The preliminary purchase price allocations may be subsequently adjusted to reflect final valuation results.

The pro forma effects of the AllGo acquisitions does not materially impact the Company's reported results for any period presented, and as a result no pro forma financial statements are presented.

NOTE 4. Discontinued Operations

The operations subject to the Interiors Divestiture and Climate Transaction met conditions required to qualify for discontinued operations reporting. Accordingly, the results of operations for Interiors operations subject to the Interiors Divestiture have been reclassified to income (loss) from discontinued operations, net of tax in the consolidated statements of comprehensive income for the three and nine month periods ended September 30, 2016 and 2015. The nine month period ended September 30, 2015 also included the results of operations for the Climate transaction, sold during the second quarter of 2015.

Discontinued operations are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Dollars in Millions)
Sales	$14	$16	$34	$2,184
Cost of sales	20	21	48	2,021
Gross margin	(6)	(5)	(14)	163
Selling, general and administrative expenses	2	1	4	76
Loss (gain) on Climate Transaction	—	—	2	(2,332)
Loss and impairment on Interiors Divestiture	—	1	2	17
Restructuring expense	—	—	—	2
Interest expense, net	—	—	—	2
Equity in net income of non-consolidated affiliates	—	—	—	6
Other expense, net	1	3	2	8
(Loss) income from discontinued operations before income taxes	(9)	(10)	(24)	2,396
(Benefit) provision for income taxes	(16)	1	(9)	202
Income (loss) from discontinued operations, net of tax	7	(11)	(15)	2,194
Net income attributable to non-controlling interests	—	—	—	24
Net income (loss) from discontinued operations attributable to Visteon	$7	$(11)	$(15)	$2,170

During the nine months ended September 30, 2016, the Company recorded $8 million of income tax expense associated with adverse currency impacts in connection with the Korean capital gains withholding tax recovered during the first quarter of 2016.  During the third quarter of 2016, the Company recorded a $17 million income tax benefit to reflect change in estimates associated with the filing of the Company’s U.S. tax returns that resulted in a reduction in U.S. income tax related to the 2015 Climate Transaction.

During the nine month periods ended September 30, 2015, the Company received $3.4 billion of gross proceeds and recorded a $2.3 billion in pre-tax gain associated with the Climate Transaction. The gain is summarized below (dollars in millions):

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

(1) Gross proceeds of $3,423 million were received in connection with the Climate Transaction, translated at a spot rate of 1121.5 KRW to USD on June 9, 2015. Impacts of related hedging activities and exchange on proceeds conversion into USD are included in the Company's consolidated statements of comprehensive income as "Other expense, net" for the three and nine month periods ended September 30, 2015.

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

(6) In connection with the Climate Transaction, the Company has entered an agreement pursuant to which Visteon will provide information technology ongoing and separation services for HVCC to fully operate as an independent entity with estimated costs of approximately $53 million. The information technology liability is included in the Company's consolidated balance sheets as "Other current liabilities" as of September 30, 2016 and December 31, 2015.

(7) Employee related charges of $45 million include bonus payments, the Company's assumption of incentive plan liabilities, and impacts of employment change in control provisions. Bonus payments of $30 million are classified in the Company's net cash provided from operating activities within the Company's consolidated statements of cash flows for the nine months ended September 30, 2015. Amounts remaining to be paid are included in the Company's consolidated balance sheets as "Accrued employee liabilities" as of September 30, 2016 and December 31, 2015.

(8) In connection with the Climate Transaction, the Company has entered an agreement to purchase certain electronics operations located in India, expected to close in 2016. The Company has recorded a repurchase obligation of $50 million, representing the estimated purchase price of the subject business. The Company continues to consolidate the business, with net assets of approximately $22 million as of September 30, 2016, based on the Company’s continued controlling financial interest.  The Company’s controlling financial interest was evaluated based on continued operating control and obligation to fund losses or benefit from earnings.  The business is included in a legal entity currently owned by HVCC and therefore the Electronics business assets are not available for general corporate purposes.  The repurchase obligation is included in the Company’s consolidated balance sheets as “Other current liabilities” as of September 30, 2016 and December 31, 2015.

As of September 30, 2016 and December 31, 2015, held for sale balances include assets and liabilities associated with operations subject to the Interiors Divestiture located in Argentina and Brazil and climate operations pending sale in South Africa.

Held for sale balances, classified as "Other current assets" and "Other current liabilities" on the consolidated balance sheets are summarized as follows:

	September 30	December 31
	2016	2015
	(Dollars in Millions)
ASSETS HELD FOR SALE
Cash and equivalents	$2	$1
Accounts receivable, net	13	9
Inventories, net	6	4
Other current assets	2	3
Total current assets held for sale	23	17

Total assets held for sale	$23	$17

LIABILITIES HELD FOR SALE
Accounts payable	$9	$6
Employee benefits	3	2
Other current liabilities	1	1
Total current liabilities held for sale	13	9

Total liabilities held for sale	$13	$9

The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories within the consolidated statements of cash flows. Cash and non-cash items for certain operating and investing activities related to discontinued operations for the nine months ended September 30, 2016 and 2015 are as follows:

	Nine Months Ended September 30
	2016	2015
	(Dollars in Millions)
Depreciation and amortization	$—	$85
Asset impairments and losses on divestiture	$2	$16
Capital expenditures	$2	$81

NOTE 5. Restructuring Activities

During the three and nine months ended September 30, 2016, the Company recorded $5 million and $22 million of restructuring expenses, net of reversals. Given the economically-sensitive and highly competitive nature of the automotive electronics industry, the Company continues to closely monitor current market factors and industry trends taking action as necessary, including but not limited to, additional restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

Electronics

During the first quarter of 2016, the Company announced a restructuring program to transform the Company's engineering organization and supporting functional areas to focus on execution and technology. The organization will be comprised of regional engineering, product management and advanced technologies, and global centers of competence. During the three and nine months ended September 30, 2016, the Company has recorded approximately $1 million and $13 million, respectively, of restructuring expenses under this program, associated with approximately 100 employees, of which $7 million remains accrued as of September 30, 2016. The Company expects to record additional restructuring costs related to this program as the underlying plan is finalized.

In connection with the Electronics Acquisition the Company commenced a restructuring program designed to achieve annual cost savings through transaction synergies. During the three and nine months ended September 30, 2015, the Company recorded $2 million and $14 million, respectively, of severance and termination benefits under this program associated with approximately 400 employees. As of September 30, 2016, $4 million remains accrued for this program and charges are considered substantially complete.

The Company previously announced a restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. In connection with that program, the Company announced plans to realign its corporate and administrative functions directly to their corresponding operational beneficiary. The Company recorded $1 million and $4 million for restructuring expenses during the three and nine months ended September 30, 2015, respectively, primarily related to severance and termination benefits. As of September 30, 2016, this program is considered substantially complete.

Other

During the three and nine months ended September 30, 2016, the Company recorded $4 million and $11 million, respectively, of restructuring expenses, related to severance and termination benefits, in connection with the wind-down of certain operations in South America, of which $11 million remains accrued as of September 30, 2016. The Company expects to record additional restructuring costs related to this program as the underlying plan is finalized.

As of September 30, 2016, the Company retained approximately $2 million of restructuring reserves as part of the Interiors Divestiture associated with a previously announced program for the fundamental reorganization of operations at a facility in Brazil.

Restructuring Reserves

Restructuring reserve balances of $33 million and $38 million at September 30, 2016 and December 31, 2015, respectively, are classified as "Other current liabilities" on the consolidated balance sheets. The Company anticipates that the activities associated with the current restructuring reserve balance will be substantially complete by the end of 2017. The Company’s consolidated restructuring reserves and related activity are summarized below, including amounts associated with discontinued operations.

	Electronics	Other	Total
	(Dollars in Millions)
December 31, 2015	$33	$5	$38
Expense	11	—	11
Utilization	(13)	—	(13)
Reversals	(1)	—	(1)
Foreign currency	1	—	1
March 31, 2016	31	5	36
Expense	1	7	8
Utilization	(5)	—	(5)
Reversals	(1)	—	(1)
Foreign currency	(1)	—	(1)
June 30, 2016	25	12	37
Expense	1	4	5
Utilization	(7)	(2)	(9)
September 30, 2016	$19	$14	$33

Utilization represents payments for severance and other employee termination benefits and special termination benefits reclassified to pension and other postretirement employee benefit liabilities, where such payments are made from the Company’s benefit plans.

NOTE 6. Inventories

Inventories consist of the following components:

	September 30	December 31
	2016	2015
	(Dollars in Millions)
Raw materials	$97	$90
Work-in-process	44	53
Finished products	35	44
	$176	$187

NOTE 7. Other Assets

Other current assets are comprised of the following components:

	September 30	December 31
	2016	2015
	(Dollars in Millions)
Recoverable taxes	$75	$425
Prepaid assets and deposits	36	28
Joint venture receivables	33	44
Assets held for sale	23	17
Notes receivable	17	21
Contractually reimbursable engineering costs	8	34
Foreign currency hedges	2	6
Other	6	6
	$200	$581
Recoverable taxes as of December 31, 2015 included Korean capital gains tax withheld by the Purchasers and paid to the Korean government in connection with the Climate Transaction of $364 million adjusted for currency and interest impacts. In January 2016, the Company recovered the entire amount of the Korean capital gains withholding tax, adjusted for currency impacts, of $356 million.

Other non-current assets are comprised of the following components:

	September 30	December 31
	2016	2015
	(Dollars in Millions)
Deferred tax assets	$35	$34
Recoverable taxes	34	21
Long term notes receivable	26	13
Contractually reimbursable engineering costs	9	4
Other	16	16
	$120	$88
Current and non-current contractually reimbursable engineering costs of $8 million and $9 million, respectively, at September 30, 2016 and $34 million and $4 million, respectively, at December 31, 2015, are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of approximately $3 million during the remainder of 2016, $6 million in 2017, and $8 million in 2018 and thereafter.

NOTE 8. Property and Equipment, net

Property and equipment, net consists of the following:

	September 30	December 31
	2016	2015
	(Dollars in Millions)
Land	$18	$15
Buildings and improvements	69	64
Machinery, equipment and other	411	353
Construction in progress	35	75
	533	507
Accumulated depreciation	(208)	(170)
	325	337
Product tooling, net of amortization	17	14
	$342	$351

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

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Dollars in Millions)
Depreciation	$16	$17	$49	$49
Amortization	1	—	2	2
	$17	$17	$51	$51

NOTE 9. Intangible Assets, net

Intangible assets, net at September 30, 2016 and December 31, 2015, are comprised of the following:

		September 30, 2016			December 31, 2015
	Estimated Weighted Average Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(Dollars in Millions)
Definite-Lived:
Developed technology	7	$41	$24	$17	$39	$20	$19
Customer related	10	87	24	63	84	17	67
Other	32	8	1	7	8	1	7
Subtotal		136	49	87	131	38	93
Indefinite-Lived:
Goodwill		50	—	50	40	—	40
Total		$186	$49	$137	$171	$38	$133
In connection with the AllGo Purchase, the Company recorded intangible assets including patented and unpatented technology of $2 million and customer related assets of $5 million. These definite lived intangible assets are being amortized using the straight-

line method over their estimated useful lives of 10 years for patented technology, 12 years for unpatented technology and 7 to 12 years for customer related assets. Additionally, the Company recorded goodwill of $12 million for the excess of the purchase price over the net of the fair values of the identifiable assets and liabilities acquired.
The Company recorded approximately $4 million and $11 million of amortization expense related to definite-lived intangible assets for the three and nine months ended September 30, 2016. The Company currently estimates annual amortization expense to be $14 million for 2016, $12 million each year from 2017 through 2019, and $11 million for 2020. Indefinite-lived intangible assets are not amortized but are tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired.

A roll-forward of the carrying amounts of intangible assets is presented below:

	Definite-lived intangibles			Indefinite-lived intangibles
	Developed Technology	Customer Related	Other	Goodwill	Total
	(Dollars in Millions)

December 31, 2015	$19	$67	$7	$40	$133
Additions	2	5	—	12	19
Foreign currency	—	(2)	—	(2)	(4)
Amortization	(4)	(7)	—	—	(11)
September 30, 2016	$17	$63	$7	$50	$137

Additions represent the fair value of intangibles associated with the AllGo Purchase, disclosed in Note 3 "Business Acquisition."

NOTE 10. Other Liabilities

Other current liabilities are summarized as follows:

	September 30	December 31
	2016	2015
	(Dollars in Millions)
Electronics operations repurchase commitment	$50	$50
Product warranty and recall accruals	40	26
Restructuring reserves	33	38
Contribution payable	33	33
Rent and royalties	30	33
Joint venture payables	17	18
Liabilities held for sale	13	9
Dividends payable	12	6
Foreign currency translation loss	11	—
Deferred income	10	11
Information technology separation and service obligations	7	37
Non-income taxes payable	6	20
Foreign currency hedges	5	1
Income taxes payable	4	63
Other	22	25
	$293	$370

In connection with the Climate Transaction, the Company entered into an agreement to purchase certain electronics operations located in India, expected to close in 2016. The Company has recorded a repurchase commitment of $50 million during 2015, representing the estimated purchase price of the subject business.

In connection with the Germany Interiors Divestiture, the Company will make a final contribution payment of approximately $33 million by December 2016.

As of September 30, 2016 and December 31, 2015 liabilities held for sale of $13 million and $9 million, respectively, represent liabilities associated with operations subject to the Interiors Divestiture located in Argentina and Brazil. See Note 4 "Discontinued Operations" for additional disclosures.

On July 18, 2016, the Company reached an agreement to sell its South Africa climate operations.  The sale is expected to close during 2016 for proceeds of approximately $2 million.  The Company recorded a charge of approximately $11 million related to foreign currency translation amounts recorded in accumulated other comprehensive loss, and classified as "Other liabilities" until the transaction close date.

Information technology separation and service obligations were established in connection with the Climate Transaction and Interiors Divestiture, representing ongoing and separation services for the divested businesses to operate as independent entities. As of September 30, 2016 and December 31, 2015 remaining obligations totaled $7 million and $37 million, respectively.

Other non-current liabilities are summarized as follows:

	September 30	December 31
	2016	2015
	(Dollars in Millions)
Income tax reserves	$22	$25
Deferred income	16	15
Product warranty and recall accruals	15	12
Non-income tax reserves	10	10
Other	19	13
	$82	$75

NOTE 11. Debt

The Company’s short and long-term debt consists of the following:

	September 30	December 31
	2016	2015
	(Dollars in Millions)
Short-Term Debt:
Current portion of long-term debt	$1	$3
Short-term borrowings	23	34
	$24	$37
Long-Term Debt:
Term debt facility	$345	$345
Other	2	1
	$347	$346

As of December 31, 2015 previously issued debt issuance costs were reclassified as a reduction of the corresponding debt liability in accordance with ASU No. 2015-3, "Simplifying the Presentation of Debt Issuance Cost". These costs approximated $1 million as of September 30, 2016 and December 31, 2015.

Short-Term Debt

Short-term borrowings are primarily related to the Company's non-U.S. consolidated joint ventures and are payable in USD, Chinese Yuan, Indian Rupee and Thai Baht. The Company had international affiliate short-term borrowings of $23 million and $34 million as of September 30, 2016 and December 31, 2015 respectively. Availability under outstanding affiliate credit facilities as of September 30, 2016 is approximately $34 million.

Long-Term Debt

The Credit Agreement, dated as of April 9, 2014 and as amended by Waiver and Amendment No. 1 dated as of March 25, 2015 (the “Credit Agreement”), by and among the Company, as borrower, each lender from time to time party thereto, each letter of credit issuer from time to time party thereto and Citibank, N.A., as administrative agent, provides for (i) an aggregate principal of $350 million (the “Term Facility”) and (ii) a $200 million revolving credit facility (the “Revolving Facility”). The Term Facility matures on April 9, 2021 and the Revolving Facility matures on April 9, 2019. The Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, including financial covenants and contains customary events of default. The Company was in compliance with such covenants as of September 30, 2016.

Other Long-Term Debt

The Company had $2 million and $1 million of other long-term debt outstanding as of September 30, 2016 and December 31, 2015, respectively, primarily related to information technology software leases.

NOTE 12. Employee Benefit Plans

Defined Benefit Plans

The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended September 30, 2016 and 2015 were as follows:

	U.S. Plans		Non-U.S. Plans
	2016	2015	2016	2015
	(Dollars in Millions)
Costs Recognized in Income:
Service cost	$—	$—	$1	$1
Interest cost	7	8	3	6
Expected return on plan assets	(10)	(11)	(3)	(4)
Amortization of losses and other	—	—	—	1
Net pension (income) expense	$(3)	$(3)	$1	$4

The Company's net periodic benefit costs for all defined benefit plans for the nine month periods ended September 30, 2016 and 2015 were as follows:

	U.S. Plans		Non-U.S. Plans
	2016	2015	2016	2015
	(Dollars in Millions)
Costs Recognized in Income:
Service cost	$—	$—	$2	$14
Interest cost	21	25	9	18
Expected return on plan assets	(31)	(32)	(9)	(15)
Settlements and curtailments	—	—	1	—
Amortization of losses and other	—	—	—	6
Net pension (income) expense	$(10)	$(7)	$3	$23

During the nine months ended September 30, 2016, cash contributions to the Company's U.S. and non-U.S. defined benefit pension plan were $9 million. The Company expects to make cash contributions to its defined benefit pension plans of $13 million in 2016. The Company’s expected 2016 contributions may be revised.

On April 28, 2016, the Company purchased a non-participating annuity contract for all participants of the Canada non-represented plan. The annuity purchase covered 52 participants and resulted in the use of $5 million of plan assets for pension benefit obligation settlements of approximately $5 million. In connection with the annuity purchase, the Company recorded a settlement loss of approximately $1 million during the three months ended June 30, 2016.

2016 Discount Rate for Estimated Service and Interest Cost: Through December 31, 2015, the Company recognized service and interest cost components of pension expense using a single weighted average discount method representing the constant annual rate required to discount all future benefit payments related to past service. During the fourth quarter of 2015, the Company changed the method used to estimate service and interest components of net periodic benefit cost for pension benefits for its U.S. and certain non-U.S. plans. The Company has elected to utilize a disaggregated discount rate approach resulting in different amounts of interest cost compared to the traditional single weighted-average discount rate approach because of different weightings given to each subset of payments.

This change does not affect the measurement of the total benefit obligation, but resulted in a decrease in the service and interest components of benefit cost beginning in 2016. Based on current economic conditions, the Company estimates that service cost and interest cost for the affected plans will be reduced by approximately $7 million in 2016 as a result of the change in method. The Company has accounted for this as a change in accounting estimate that is inseparable from a change in accounting principle, and accordingly has accounted for it on a prospective basis.

Defined Contribution Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. For the U.S. defined contribution plan, the Company matches 100% of contributions on the first 6% of pay contributed. The expense related to matching contributions was approximately $2 million and $2 million for the three months ended September 30, 2016 and 2015, respectively. The expense related to matching contributions was approximately $6 million and $8 million for the nine months ended September 30, 2016 and 2015, respectively.

NOTE 13. Income Taxes

During the three and nine month periods ended September 30, 2016, the Company recorded a provision for income tax on continuing operations of $5 million and $27 million, respectively, which includes income tax expense in countries where the Company is profitable, withholding taxes, changes in uncertain tax benefits, and the inability to record a tax benefit for pretax losses and/or recognize tax expense for pretax income in certain jurisdictions (including the U.S.) due to valuation allowances. Pretax losses from continuing operations in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $38 million and $31 million, for the nine months ended September 30, 2016 and 2015, respectively, resulting in an increase in the Company's effective tax rate in those years. As described further below, the Company's estimated annual effective tax rate is updated each quarter and was favorably impacted by incorporating certain transfer pricing adjustments between the U.S. and Japan consistent with the anticipated transfer pricing methodology expected to be agreed upon pursuant to the Company's impending bilateral advance pricing agreement ("APA") submission between those two countries.

The Company provides for U.S. and non-U.S. income taxes and non-U.S. withholding taxes on the projected future repatriations of the earnings from its non-U.S. operations that are not considered permanently reinvested at each tier of the legal entity structure.
During the nine month period ended September 30, 2016 and 2015, the Company recognized expense primarily related to non-U.S. withholding taxes, of $3 million and $4 million, respectively, reflecting the Company's forecasts which contemplate numerous financial and operational considerations that impact future repatriations.

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
Unrecognized Tax Benefits

Gross unrecognized tax benefits at September 30, 2016 and December 31, 2015, including amounts attributable to discontinued operations, were $33 million and $37 million, respectively. Of these amounts approximately $18 million and $29 million at September 30, 2016 and December 31, 2015, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at September 30, 2016 and December 31, 2015 were $4 million and $3 million, respectively.

The $4 million net decrease in gross unrecognized tax benefits reflects $7 million in decreases primarily related to settling tax assessments from the Korean tax authorities related to underpayment of withholding taxes, and favorable developments in connection with an ongoing audit in Hungary. These decreases were partially offset by increases for audit developments in Mexico and anticipated transfer pricing-related exposures worldwide totaling $3 million.
The $11 million net decrease in the unrecognized tax benefits, that, if recognized, would impact the effective tax rate, reflects the $7 million settlement and $1 million net increase for ongoing audit developments described above, and $5 million in decreases related primarily to change in estimates associated with the filing of the Company’s U.S. tax returns that resulted in a reduction in U.S. income tax after utilizing available tax attributes related to the 2015 Climate Transaction.

With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2012 or state and local, or non-U.S. income tax examinations for years before 2003 although U.S. net operating losses carried forward into open tax years technically remain open to adjustment. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in Europe, Asia, Mexico and the U.S. could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) in the amount of $22 million is included in Other non-current liabilities on the consolidated balance sheet.
A reconciliation of the beginning and ending amount of unrecognized tax benefits including amounts attributable to discontinued operations is as follows:

Nine Months Ended September 30, 2016
(Dollars in Millions)
Beginning balance	$37
Tax positions related to current period:
Additions	2
Tax positions related to prior periods:
Additions	1
Settlements with tax authorities	(7)
Ending balance	$33

During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) related to the sale of its chassis business to a third party, which required a deposit in the amount of $15 million during 2013 necessary to open a judicial proceeding against the government in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities after attempts to reopen an appeal of the administrative decision failed. Adjusted for currency impacts and accrued interest, the deposit amount is approximately $15 million, as of September 30, 2016. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments, as well as income tax refund claims associated with other jurisdictions, total $16 million as of September 30, 2016, and are included in Other non-current assets on the consolidated balance sheet.

NOTE 14. Stockholders’ Equity and Non-controlling Interests

Changes in equity for the three months ended September 30, 2016 and 2015 are as follows:

	2016			2015
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Three Months Ended September 30
Beginning balance	$616	$148	$764	$2,688	$162	$2,850
Net income from continuing operations	21	4	25	16	5	21
Net income (loss) from discontinued operations	7	—	7	(11)	—	(11)
Net income	28	4	32	5	5	10
Other comprehensive income (loss)
Foreign currency translation adjustments	3	—	3	(23)	(4)	(27)
Benefit plans	—	—	—	2	—	2
Unrealized hedging gain (loss)	—	—	—	(3)	—	(3)
Total other comprehensive income (loss)	3	—	3	(24)	(4)	(28)
Stock-based compensation, net	1	—	1	1	—	1
Warrant exercises	—	—	—	15	—	15
Dividends to non-controlling interests	—	(6)	(6)	—	—	—
Ending balance	$648	$146	$794	$2,685	$163	$2,848

Changes in equity for the nine months ended September 30, 2016 and 2015 are as follows:

	2016			2015
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Nine Months Ended September 30
Beginning balance	$1,057	$142	$1,199	$865	$956	$1,821
Net income from continuing operations	88	12	100	93	17	110
Net (loss) income from discontinued operations	(15)	—	(15)	2,170	24	2,194
Net income	73	12	85	2,263	41	2,304
Other comprehensive income (loss)
Foreign currency translation adjustments	26	(2)	24	(23)	(16)	(39)
Benefit plans	1	—	1	35	1	36
Unrealized hedging gain (loss)	(4)	—	(4)	2	2	4
Total other comprehensive income (loss)	23	(2)	21	14	(13)	1
Stock-based compensation, net	(5)	—	(5)	13	—	13
Warrant exercises	—	—	—	30	—	30
Share repurchase	(500)	—	(500)	(500)	—	(500)
Business divestitures	—	—	—	—	(785)	(785)
Dividends to non-controlling interests	—	(6)	(6)	—	(36)	(36)
Ending balance	$648	$146	$794	$2,685	$163	$2,848

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

On March 1, 2016, the Company entered into another ASB program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $395 million. Under the program, the Company paid the financial institution $395 million and received an initial delivery of 4,370,678 shares of common stock using a reference price of $72.30. The program was concluded in October 2016 and the Company received additional 1,211,979 shares. In total, the Company purchased 5,582,657 shares at an average price of $70.75 under this ASB program.

The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

Distribution

On December 9, 2015, the Company declared a special distribution of $43.40 per share of its common stock outstanding as of January 15, 2016, or approximately $1.75 billion in the aggregate. On January 22, 2016 approximately $1.74 billion was paid, the remaining $15 million will be paid over a two-year period upon vesting and settlement of restricted stock units and performance-based share units previously granted to the Company's employees. These amounts were classified as "Distribution payable" on the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015. The special cash distribution was funded from Climate Transaction proceeds.

Non-Controlling Interests
Non-controlling interests in the Visteon Corporation economic entity are as follows:

	September 30	December 31
	2016	2015
	(Dollars in Millions)
Yanfeng Visteon Automotive Electronics Co., Ltd.	$106	$100
Shanghai Visteon Automotive Electronics, Co., Ltd.	38	41
Other	2	1
	$146	$142

Accumulated Other Comprehensive (Loss) Income
Changes in Accumulated other comprehensive (loss) income (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Dollars in Millions)
Changes in AOCI:
Beginning balance	$(170)	$(261)	$(190)	$(299)
Other comprehensive income (loss) before reclassification, net of tax	2	(25)	24	(67)
Amounts reclassified from AOCI	1	1	(1)	(3)
Climate divestiture	—	—	—	84
Ending balance	$(167)	$(285)	$(167)	$(285)

Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(132)	$(138)	$(155)	$(138)
Other comprehensive income before reclassification, net of tax (a)	3	(23)	26	(86)
Climate divestiture (b)	—	—	—	63
Ending balance	(129)	(161)	(129)	(161)
Benefit plans
Beginning balance	(35)	(123)	(36)	(156)
Other comprehensive income before reclassification, net of tax (a)	—	—	—	8
Amounts reclassified from AOCI (c)	—	2	1	7
Climate divestiture (b)	—	—	—	20
Ending balance	(35)	(121)	(35)	(121)
Unrealized hedging (loss) gain
Beginning balance	(3)	—	1	(5)
Other comprehensive income (loss) before reclassification, net of tax (d)	(1)	(2)	(2)	11
Amounts reclassified from AOCI	1	(1)	(2)	(10)
Climate divestiture (b)	—	—	—	1
Ending balance	(3)	(3)	(3)	(3)
Total AOCI	$(167)	$(285)	$(167)	$(285)
(a) There were no income tax effects for the three and nine month periods ending September 30, 2016 and 2015, due to the recording of valuation allowance.
(b) Amounts are included in Income (loss) from discontinued operations, net of tax, on the consolidated statements of comprehensive income.
(c) Amount included in the computation of net periodic pension cost. (See Note 12, "Employee Benefit Plans" for additional details.)
(d) Net tax tax benefit of $1 million are related to unrealized hedging (loss) gain for both the three months ended September 30, 2016 and 2015. Net tax benefit of $0 million and net tax expense of $2 million are related to unrealized hedging gain for the nine months ended September 30, 2016 and 2015, respectively.

Stock Warrants

During the three and nine months ended September 30, 2015, the Company received payments of $15 million and $30 million related to approximately 266,000 and 569,000 warrants, respectively, converted to shares of common stock at an exercise price of $58.80 per share.

NOTE 15. Earnings Per Share

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

The table below provides details underlying the calculations of basic and diluted earnings (loss) per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(In Millions, Except Per Share Amounts)
Numerator:
Net income from continuing operations attributable to Visteon	$21	$16	$88	$93
Income (loss) from discontinued operations, net of tax	7	(11)	(15)	2,170
Net income attributable to Visteon	$28	$5	$73	$2,263
Denominator:
Average common stock outstanding - basic	34.0	40.5	35.6	42.9
Dilutive effect of performance based share units and other	0.4	0.9	0.4	1.0
Diluted shares	34.4	41.4	36.0	43.9

Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon:
Continuing operations	$0.62	$0.39	$2.47	$2.17
Discontinued operations	0.21	(0.27)	(0.42)	50.58
	$0.83	$0.12	$2.05	$52.75
Diluted earnings (loss) per share attributable to Visteon:
Continuing operations	$0.61	$0.38	$2.44	$2.12
Discontinued operations	0.20	(0.26)	(0.41)	49.43
	$0.81	$0.12	$2.03	$51.55

NOTE 16. Fair Value Measurements and Financial Instruments

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

Fair Value of Debt

The Company's fair value of debt was approximately $377 million and $385 million at September 30, 2016 and December 31, 2015, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2, "Other Observable Inputs" in the fair value hierarchy.

Financial Instruments

The Company presents its derivative positions and any related material collateral under master netting arrangements that provide for the net settlement of contracts, by counterparty, in the event of default or termination. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s consolidated balance sheets. There is no cash collateral on any of these derivatives.
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

As of September 30, 2016 and December 31, 2015, the Company had derivative instruments that consisted primarily of option and forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $145 million and $147 million, respectively. Fair value estimates of these contracts are based on quoted market prices and other observable inputs. As of September 30, 2016 and December 31, 2015, respectively, approximately $111 million and $114 million of the instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the "Accumulated other comprehensive loss" component of Stockholders’ equity in the Company’s consolidated balance sheet. There was no ineffectiveness associated with such derivatives as of September 30, 2016 and the fair value of these derivatives was an asset of $2 million. The difference between the gross and net value of these derivatives is not material.

During 2015, the Company entered into currency exchange derivatives with a notional amount of $150 million to manage foreign currency exposure on certain non-U.S. denominated foreign entities. These derivatives have been designated as hedges of the Company's net investments in European affiliates with the effective portion of the gain or loss reported in the "Accumulated other comprehensive loss" component of Stockholder's equity in the Company's consolidated balance sheet. There was no ineffectiveness associated with such derivatives as of September 30, 2016 and the fair value of these derivatives was a liability of $2 million.

In December 2014, the Company entered into a foreign currency option contract with a notional amount of $2,229 million to manage foreign currency exposure on anticipated KRW denominated proceeds in connection with the Climate Transaction. During the nine months ended September 30, 2015, the Company entered into offsetting foreign currency option contracts and non-deliverable forwards with notional amounts of $2,229 million each to lower related premium expenses. Final settlement of these hedges occurred during the second quarter of 2015 in connection with the closing of the Climate Transaction. The Company recorded a gain of $3 million for the nine months ended September 30, 2015, reflecting the change in the fair value of the foreign currency option and forward contracts, which was classified as "Other expense, net" in the Company’s consolidated statements of comprehensive income.

Interest Rate Risk: The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company uses derivative financial instruments to manage exposure to fluctuations in interest rates in connection with its risk management policies. During 2015, the Company entered into interest rate swaps with a notional amount of $150 million that effectively convert designated cash flows associated with underlying interest payments on the Term Facility from a variable interest rate to a fixed interest rate, the maturities of these swaps will not exceed the underlying Term Facility. The instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in "Accumulated other comprehensive loss" component of Stockholders' equity in the Company's consolidated balance sheets and such gains and losses will be reclassified at the time the underlying hedged transactions are realized. The ineffective portion of these swaps is assessed based on the hypothetical derivative method and is recorded as interest expense in the Company's consolidated statements of comprehensive income. As of September 30, 2016 there was no ineffectiveness associated with these derivatives and the fair value was a liability of $3 million.

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

Financial Statement Presentation

Gains and losses on derivative financial instruments for the three and nine months ended September 30, 2016 and 2015 are as follows:

	Recorded (Loss) Income into AOCI, net of tax		Reclassified from AOCI into (Income) Loss		Recorded in (Income) Loss
	2016	2015	2016	2015	2016	2015
	(Dollars in Millions)
Three Months Ended September 30
Foreign currency risk - Cost of sales:
Cash flow hedges	$(3)	$(1)	$—	$1	$—	$—
Net investment hedges	(1)	—	—	—	—	—
Non-designated cash flow hedges	—	—	—	—	(2)	(1)
Interest rate risk - Interest expense, net:
Interest rate swap	2	—	1	—	—	—
	$(2)	$(1)	$1	$1	$(2)	$(1)
Nine Months Ended September 30
Foreign currency risk - Cost of sales
Cash flow hedges	$—	$13	$(3)	$10	$—	$—
Net investment hedges	(3)	—	—	—	—	—
Non-designated cash flow hedges	—	—	—	—	(3)	(4)
Interest rate risk - Interest expense, net:
Interest rate swap	(2)	—	1	—	—	—
Foreign currency risk - Other expense, net:
KRW option and forward contracts	—	(4)	—	(8)	—	5
	$(5)	$9	$(2)	$2	$(3)	$1

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

The Company's credit risk with any individual customer does not exceed ten percent of total accounts receivables except for Ford and its affiliates which represents 19% and 18% at September 30, 2016 and December 31, 2015, respectively, Mazda which represents 10% of the Company's accounts receivables at September 30, 2016 and December 31, 2015, and Nissan/Renault which represents 12% and 11% of the Company's accounts receivables at September 30, 2016 and December 31, 2015, respectively.

NOTE 17. Commitments and Contingencies

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

The Company is currently involved in disputes with its former President and Chief Executive Officer, Timothy D. Leuliette. Mr. Leuliette filed an arbitration demand against the Company with the American Arbitration Association, alleging claims relating to the cessation of his employment. The Company subsequently filed a complaint against Mr. Leuliette in the U.S. District Court for the Eastern District of Michigan, seeking to enjoin the arbitration and asserting additional claims. The federal litigation is currently stayed pending a ruling in the arbitration. The Company disputes the factual and legal assertions made by Mr. Leuliette, has asserted counterclaims against him in the arbitration, and, although there can be no assurances, the Company does not currently believe that the resolution of these disputes will have a material adverse impact on its results of operations or financial condition.

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

The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of September 30, 2016, the Company maintained accruals of approximately $11 million for claims aggregating approximately $82 million. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.

Guarantees and Commitments

The Company provided a $23 million loan guarantee to YFVIC, a 50% owned joint venture, in connection with the October 2014 YFVIC acquisition of a 49% direct ownership interest in YFVE. The guarantee contains standard non-payment provisions to cover the borrowers in event of non-payment of principal, accrued interest, and other fees for its five year tenor.

As part of the agreements of the Climate Transaction and Interiors Divestiture, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of September 30, 2016, the Company has approximately $9 million and $8 million outstanding guarantees respectively, related to divested Climate and Interiors entities. These guarantees will generally cease upon expiration of current lease agreements.

As part of the Interiors Divestiture the Company agreed to provide a $56 million revolving credit facility in connection with the Master Closing, representing the shortfall to the targeted amount of $90 million in external financing. The seller-backed facility was reduced as buyer credit facilities ramped up and the seller-backed facility will be reduced further if the buyer adds working capital facilities in Russia and Thailand. Draws under the seller-backed facility are only available to the extent buyer external credit facilities are fully drawn and any draws on the seller-backed facility generally must be repaid prior amounts outstanding on any external credit facilities. The seller-backed facility matures on November 1, 2017, at an interest rate of Libor plus 5% and a default rate of interest for any interest and/or principal payment defaults. As of April 6, 2016, this revolving credit facility to the buyer was reduced to $35 million as additional receivable financing became available to the buyer. As of September 30, 2016, there were no draws on this facility. In connection with the divestiture of the remaining Interiors operations, the buyer has the option to request replacement of the existing revolving credit facility with a three year term loan, between $5 million and $10 million. On October 10, 2016, the buyer provided notice of intent to exercise the option and enter into a three year term loan for the maximum amount of $10 million upon closing, anticipated in 2016.

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

Costs related to environmental assessments and remediation efforts at operating facilities, previously owned or operated facilities, or other waste site locations are accrued when it is probable that a liability has been incurred and the amount of that liability can be reasonably estimated. Estimated costs are recorded at undiscounted amounts, based on experience and assessments, and are regularly evaluated. The liabilities are recorded in Other current liabilities and Other non-current liabilities in the consolidated balance sheets. At September 30, 2016, and December 31, 2015, the Company had recorded a reserve of less than $1 million for environmental matters. However, estimating liabilities for environmental investigation and cleanup is complex and dependent upon a number of factors beyond the Company’s control and which may change dramatically. Accordingly, although the Company believes its reserve is adequate based on current information, the Company cannot provide any assurance that its ultimate environmental investigation and cleanup costs and liabilities will not exceed the amount of its current reserve.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated at September 30, 2016 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

•
Other - Other includes entities in South America and South Africa previously associated with the Climate business but not subject to the Climate Transaction. On July 18, 2016, the Company reached an agreement to sell its South Africa climate operations, with 2015 annual sales of $9 million.  The sale is expected to close during 2016. During 2015, other also included the Berlin, Germany operations previously associated with the Interiors business and sold during the fourth quarter of 2015.

Segment Sales

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Dollars in Millions)
Electronics	$749	$771	$2,304	$2,332
Other	21	37	41	123
Eliminations	—	—	—	(19)
Total consolidated sales	$770	$808	$2,345	$2,436

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

Segment Adjusted EBITDA is summarized below:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Dollars in Millions)
Electronics	$75	$67	$248	$211
Other	—	(2)	(7)	(8)
Adjusted EBITDA	$75	$65	$241	$203

During the first quarter of 2016, the Company changed its corporate cost allocation methodology for management reporting purposes. Accordingly, costs associated with the Company's corporate headquarters and other administrative support functions for the three and nine months ended September 30, 2015, have been reclassified to the Electronics operating segment, representing ongoing business costs.

The reconciliation of Adjusted EBITDA to net income attributable to Visteon is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	(Dollars in Millions)
Adjusted EBITDA	$75	$65	$241	$203
Depreciation and amortization	21	20	62	62
Restructuring expense	5	3	22	18
Interest expense, net	5	2	10	13
Loss on debt extinguishment	—	—	—	5
Equity in net loss (income) of non-consolidated affiliates	—	3	(3)	(8)
Gain on sale of non-consolidated affiliates, net	(1)	—	(1)	(62)
Other expense, net	13	7	17	15
Provision for income taxes	5	10	27	43
(Income) loss from discontinued operations, net of tax	(7)	11	15	(2,194)
Net income attributable to non-controlling interests	4	5	12	41
Non-cash, stock-based compensation expense	2	2	6	7
Other	—	(3)	1	—
Net income attributable to Visteon Corporation	$28	$5	$73	$2,263

Segment Total Assets:

	Total Assets
	September 30	December 31
	2016	2015
	(Dollars in Millions)
Electronics	$2,337	$4,649
Other	36	32
Total consolidated assets	$2,373	$4,681

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Description of Business

Visteon Corporation (the "Company" or "Visteon") is a global automotive supplier that designs, engineers and manufactures innovative electronics products for nearly every original equipment vehicle manufacturer ("OEM") worldwide including Ford, Nissan, Renault, Mazda, BMW, General Motors and Honda. Visteon is headquartered in Van Buren Township, Michigan and has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 10,000 employees, dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., with a heavy concentration in low-cost geographic regions. Visteon delivers value for its customers and stockholders through its technology-focused core vehicle cockpit electronics business. The Company's cockpit electronics product portfolio includes audio systems, information displays, instrument clusters, head up displays, infotainment systems, and telematics solutions. The Company's vehicle cockpit electronics business is comprised of and reported under the Electronics segment. In addition to the Electronics segment, the Company has residual operations in South America and Europe previously associated with the former Interiors and Climate businesses, not subject to discontinued operations classification, that comprise Other.

Strategic Initiatives

Visteon is a technology-focused, pure-play supplier of automotive cockpit electronics and connected car solutions. The Company has laid out the following three strategic initiatives for 2016 and beyond:

•
Strengthen the Core - Visteon offers technology and related manufacturing operations for audio, head-up displays, information displays, infotainment, instrument clusters and telematics products. The Company's backlog, defined as cumulative remaining life of program booked sales, is approximately $16.2 billion as of September 30, 2016, or 5.3 times the last twelve months of sales, reflecting a strong booked sales base on which to launch future growth.

Visteon core business financial results continue to improve with Adjusted EBITDA margin for electronics of 10.0% in the third quarter of 2016 compared with 8.7% in the third quarter of 2015. The Company expects to deliver cost efficiencies by achieving selling, general and administrative and engineering efficiencies, improving free cash flow, optimizing its capital structure and driving savings benefits as revenues grow.

During the first quarter of 2016, the Company announced a restructuring program to remodel the Company's engineering organization to focus on execution and technology. The future organization will be comprised of customer regional engineering, product management and advanced technologies, and global centers of competence.

•
Move Selectively to Adjacent Products - As consumer demand continues to evolve with an increase of electronics content per vehicle, the Company strives to further develop expertise in the areas of cockpit domain controllers, next generation safety applications, and vehicle cyber security. These areas require assessment as consumer needs shift and related products complement Visteon's core products. Specifically, the Company is targeting the mid to high infotainment market as an area to differentiate itself from its competition.

On July 8, 2016 Visteon acquired AllGo Embedded Systems Private Limited, a leading developer of embedded multimedia system solutions to global vehicle manufacturers, for a purchase price of $17 million ("AllGo Purchase") including $2 million of contingent consideration to be paid over the next year if certain technology milestones are achieved. In addition, the purchase agreement includes contingent consideration of $5 million if key employees remain employed through the milestone date of July 2019. The AllGo Purchase is expected to add greater scale and depth to the Company's infotainment software capabilities.

•
Expand into Advanced Driver Assistance Systems ("ADAS") / Autonomous Driving - The Company's approach to autonomous driving is to feature fail-safe centralized domain hardware, designed for algorithmic developers, and applying artificial intelligence for object detection and other functions. The Company is developing a secure autonomous driving domain controller platform with an open framework based on neural networks. The Company projects a launch of the technology in 2018.

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

On July 18, 2016, the Company reached an agreement to sell its South Africa climate operations, with 2015 annual sales of $9 million as reported in the Company’s Other product line.  The sale is expected to close during 2016 for proceeds of approximately $2 million.  The Company recorded a loss of approximately $11 million during the third quarter, related to foreign currency translation amounts recorded in accumulated other comprehensive loss.

•
Exit of Interiors Business - During 2014, the Company divested the majority of its global Interiors business (the "Interiors Divestiture"). Subsequently, Visteon completed the sale of its Interiors operations in Thailand on February 2, 2015. Remaining operations subject to the Interiors Divestiture are located in Argentina and Brazil and are expected to close during 2016. These remaining transactions are subject to various conditions, including regulatory and antitrust approvals, receipt of other third party consents and approvals and other customary closing conditions, and may be subject to further cash impacts based on purchase price adjustments at the time of closing. The Company expects to record losses in connection with the Argentina and Brazil portions of the Interiors Divestiture in future periods upon closing, which are estimated to be approximately $20 million.

On December 1, 2015, Visteon completed the sale and transfer of its equity ownership in Visteon Deutschland GmbH, which operated the Berlin, Germany interiors plant ("Germany Interiors Divestiture"). The Company contributed cash, of approximately $141 million, assets of $27 million, and liabilities of $198 million including pension related liabilities. The Company will make a final contribution payment of approximately $33 million by December 2016 included in the Company's consolidated balance sheet as "Other current liabilities" as of September 30, 2016.

•
Enhance Shareholder Returns - In connection with the Climate Transaction, the Company returned approximately $2.75 billion of cash to shareholders through 2016 via a series of actions including share buybacks and special distributions.

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

On December 9, 2015, the Company declared a special distribution of $43.40 per share of its common stock outstanding as of January 15, 2016, or approximately $1.75 billion in the aggregate. On January 22, 2016 approximately $1.74 billion was distributed to shareholders. An additional amount of approximately $15 million will be paid over a two-year period as related to the vesting and settlement of restricted stock units and performance-based share units previously granted to the Company's employees. These amounts were classified as "Distribution payable" on the Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015.

On March 1, 2016, the Company entered into another ASB program with a third-party financial institution to purchase shares of Visteon common stock for an aggregate purchase price of $395 million. Under the program, the Company paid the financial institution $395 million and received an initial delivery of 4,370,678 shares of common stock using a reference price of $72.30. The program was concluded on October 14, 2016 and the Company received additional 1,211,979 shares. In total, the Company purchased 5,582,657 shares at an average price of $70.75 under this ASB program.

Executive Summary

The Company's Electronics sales for the three months ended September 30, 2016 totaled $749 million, the pie charts below highlight the sales breakdown for Visteon's Electronics segment for the three and nine months ended September 30, 2016.

Three Months Ended September 30, 2016

Nine Months Ended September 30, 2016

On April 16, 2016 there was an earthquake in Kyushu Japan which has the potential to directly or indirectly disrupt material supply and electronic component production of various automotive suppliers, including Visteon, and corresponding vehicle manufacturers. Visteon financial impacts through the third quarter of 2016 have been insignificant, and the Company continues to monitor and work with suppliers and customers to minimize potential disruptions.

Light vehicle production growth accelerated in the third quarter primarily driven by the Asia Pacific region.  North America continued to experience modest growth while Europe and South America saw decreased production as compared to the third quarter of 2015.

	Three Months Ended September 30			Nine Months Ended September 30
	2016	2015	Change	2016	2015	Change
	(Units in Millions)
Global	21.7	20.5	5.4%	67.7	65.4	3.5%
Asia Pacific	11.2	10.1	11.0%	34.4	32.6	5.4%
Europe	4.7	4.8	(1.8)%	16.1	15.7	2.6%
North America	4.5	4.3	2.7%	13.5	13.2	2.7%
South America	0.7	0.8	(10.5)%	2.0	2.4	(16.2)%
Other	0.6	0.5	17.4%	1.7	1.5	9.5%
Source: IHS Automotive
Significant aspects of the Company's financial results during the three and nine month periods ended September 30, 2016 include the following:

•
The Company recorded sales of $770 million for the three months ended September 30, 2016, representing a decrease of $38 million when compared with the same period of 2015. The decrease was primarily due to the Germany Interiors Divestiture, lower production volumes in North America and Europe, and customer pricing net of design savings. The decrease was partially offset by higher volumes in Asia.

•
The Company recorded sales of $2,345 million for the nine months ended September 30, 2016, representing a decrease of $91 million when compared with the same period of 2015. The decrease was primarily due to the Germany Interiors Divestiture, the wind down of Other South America business, Chinese Yuan and Euro currency impacts, and customer pricing net of design changes. The decrease was partially offset by Asia and Europe volume increases.

•
Gross margin was $105 million or 13.6% of sales for the three months ended September 30, 2016, compared with $105 million or 13.0% of sales for the same period of 2015. Favorable currency and net engineering costs were offset by higher warranty costs.

•
Gross margin was $335 million or 14.3% of sales for the nine months ended September 30, 2016, compared to $316 million or 13.0% of sales for the same period of 2015. The increase was primarily attributable to favorable volumes, net new business and product mix, and improved cost performance, partially offset by customer pricing and the wind down of Other South America business.

•
Net income attributable to Visteon was $28 million for the three months ended September 30, 2016, compared to net income of $5 million for the same period of 2015. The increase of $23 million includes higher income from discontinued operations of $18 million driven by tax impacts, lower selling, general and administrative expense of $6 million, lower transformation and integration costs of $7 million and lower provision for income taxes of $5 million. Partial offsets include 2016 impairment charges for South Africa climate operations of $11 million and Argentina climate closure related charges of $2 million.

•
Net income attributable to Visteon was $73 million for the nine months ended September 30, 2016, compared to net income of $2,263 million for the same period of 2015. The decrease of $2,190 million includes lower income from discontinued operations of $2,209 million primarily resulting from the 2015 gain on the Climate Transaction, tax impacts and decreased results from climate operations. Net income also decreased during 2016 due to the lower gain on sale of non-consolidated affiliates, net of $61 million. These were offset by lower net income attributable to non-controlling interests of $29 million which included impacts of divested climate operations, improved gross margin for continuing operations of $19 million, lower selling, general and administrative expenses of $19 million, lower provision for income taxes of $16 million and the non-recurrence of loss on debt extinguishment of $5 million.

•
Including discontinued operations, cash provided by operating activities was $38 million for the nine months ended September 30, 2016, a decrease of $236 million compared with the same period of 2015. The reduction is primarily related to the exit of the Climate business, higher tax payments and higher working capital use.

•
Total cash and short-term investments, excluding amounts held for sale, were $854 million as of September 30, 2016, $1,929 million lower than $2,783 million as of December 31, 2015, primarily attributable to the special distribution of approximately $1,736 million and share repurchases of $500 million, partially offset by the Climate Transaction withholding tax refund of $356 million.

Consolidated Results of Operations - Three Months Ended September 30, 2016 and 2015

The Company's consolidated results of operations for the three months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended September 30
	2016	2015	Change
	(Dollars in Millions)
Sales	$770	$808	$(38)
Cost of sales	665	703	(38)
Gross margin	105	105	—
Selling, general and administrative expenses	53	59	(6)
Restructuring expense	5	3	2
Interest expense, net	5	2	3
Equity in net income (loss) of non-consolidated affiliates	—	(3)	3
Gain on sale of non-consolidated affiliates, net	1	—	1
Other expense, net	13	7	6
Provision for income taxes	5	10	(5)
Net income from continuing operations	25	21	4
Income (loss) from discontinued operations	7	(11)	18
Net income	32	10	22
Net income attributable to non-controlling interests	4	5	(1)
Net income attributable to Visteon Corporation	$28	$5	$23
Adjusted EBITDA*	$75	$65	$10

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

Sales for the three months ended September 30, 2016 totaled $770 million, which represents a decrease of $38 million compared with the same period of 2015. Favorable volumes, product mix, and net new business increased sales by $6 million. This increase was more than offset by the sale of an interiors facility in Germany on December 1, 2015 which decreased sales by $20 million. Unfavorable currency further decreased sales by $4 million, primarily attributable to the Chinese Yuan and Euro partially offset by the Japanese Yen. Other reductions were associated with customer pricing, net of design savings.

Cost of Sales

Cost of sales decreased $38 million for the three months ended September 30, 2016 when compared with the same period in 2015. Increased volumes, product mix, and net new business increased cost of sales by $8 million. This increase was more than offset by the Germany interiors facility sale which decreased cost of sales by $20 million. Foreign currency further decreased cost of sales by $8 million primarily attributable to the Chinese Yuan, Euro, and Mexican Peso, partially offset by the Japanese Yen. Net efficiencies, including material, design and usage economics and manufacturing efficiencies, partially offset by increased warranty expense, decreased cost of sales by $18 million.

Gross Margin

Gross margin was $105 million or 13.6% of sales for the three months ended September 30, 2016 compared to $105 million or 13.0% of sales for the same period of 2015. Volume decreased gross margin by $2 million as product mix offset slightly higher production volumes. Currency increased gross margin by $4 million as the impact of Mexican Peso, Euro, and Chinese Yuan offset the Japanese Yen. Gross margin also included $2 million of unfavorable net cost performance. Higher warranty expense and customer pricing offset material and manufacturing cost efficiencies.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $53 million and $59 million during the three months ended September 30, 2016 and 2015, respectively. The decrease is primarily related to net efficiencies and lower incentive compensation costs.

Restructuring Expense

Electronics: During the first quarter of 2016, the Company announced a restructuring program to transform the Company's engineering organization and supporting functional areas to focus on execution and technology. The organization will be comprised of regional engineering, product management and advanced technologies, and global centers of competence. During the three months ended September 30, 2016, the Company has recorded approximately $1 million of restructuring expenses under this program.

In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve annual cost savings through transaction synergies. During the three months ended September 30, 2015, the Company recorded $2 million of severance and termination benefits, net of reversals, under this program associated with approximately 400 employees..

The Company previously announced a restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. In connection with that program, the Company announced plans to realign its corporate and administrative functions directly to their corresponding operational beneficiary. During the three months ended September 30, 2015, the Company recorded $1 million for restructuring expenses, primarily related to severance and termination benefits.

Other: During the three months ended September 30, 2016, the Company recorded $4 million of restructuring expenses, related to severance and termination benefits, in connection with the wind down of certain operations in South America.

Interest Expense, Net

Interest expense, net, was $5 million and $2 million for the three months ended September 30, 2016 and 2015, respectively. Interest expense for the three months ended September 30, 2016 and 2015 is primarily related to the Company's Term Facility with original principal of $600 million and paid down to $350 million following the Climate Transaction in June 2015.

Equity in Net Loss of Non-Consolidated Affiliates

Equity in net loss of non-consolidated affiliates was less than $1 million and $3 million for the three month periods ended September 30, 2016 and 2015 respectively.

Gain on Sale of Non-Consolidated Affiliates, Net

During the three months ended September 30, 2016, the Company agreed to sell its 50% interest in an equity method investment for approximately $7 million and has recorded an impairment loss of approximately $5 million.

On July 22, 2016, the Company sold a cost method investment to a third party for proceeds of approximately $11 million and recorded a pre-tax gain on sale of approximately $6 million.

Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended September 30
	2016	2015
	(Dollars in Millions)
Foreign currency translation charge	$11	$—
Loss on asset contribution	2	—
Transformation initiatives	—	5
Integration costs	—	2
	$13	$7

The Company recorded an impairment charge of $11 million during the three months ended September 30, 2016, related to foreign currency translation amounts recorded in accumulated other comprehensive loss associated with the agreement to sell the Company's South Africa climate operations. In connection with the closure of the Climate facility in Argentina, the Company entered an agreement to contribute land and building with a net book value of $2 million to the local municipality.

Transformation initiatives include information technology separation costs and financial and advisory services incurred in connection with the execution of the Company's comprehensive value creation plan and certain severance costs associated with the Electronics Acquisition and the Climate Transaction.

Integration costs include costs associated with re-branding, facility modification, information technology readiness and related professional services necessary to integrate businesses associated with the Electronics Acquisition.

Income Taxes

The Company's provision for income taxes of $5 million for the three months ended September 30, 2016, represents a decrease of $5 million when compared with $10 million in the same period of 2015. The decrease in tax expense is primarily attributable to the year-over-year changes in the mix of earnings and differing tax rates between jurisdictions. In this regard, the Company is currently pursuing a bilateral advance pricing agreement (“APA”) with the U.S. and Japan tax authorities and expects to file a formal submission during the fourth quarter of 2016. Consistent with the anticipated transfer pricing methodology expected to be agreed upon, the Company has reflected adjustments related to the 2016 operations through September 30, 2016.

In connection with the closure of the Company’s Climate facility in Argentina during the third quarter of 2016, it is possible the Company will recognize a worthless stock deduction for U.S. income tax purposes should the entity be considered worthless in 2016. The impact of a worthless stock deduction in 2016 could result in substantially reducing the Company’s 2015 income tax liability.

Discontinued Operations

The operations subject to the Interiors Divestiture and Climate Transaction met conditions required to qualify for discontinued operations reporting. Accordingly, the results of operations for the Interiors business have been reclassified to income (loss) from discontinued operations, net of tax in the consolidated statements of comprehensive income for the three month periods ended September 30, 2016 and 2015. See Note 4 “Discontinued Operations" for additional disclosures.

Net Income

Net income attributable to Visteon was $28 million for the three months ended September 30, 2016, compared to net income of $5 million for the same period of 2015. The increase of $23 million includes higher income from discontinued operations of $18 million driven by tax impacts, lower selling, general and administrative expense of $6 million, lower transformation and integration costs of $7 million and lower provision for income taxes of $5 million. Partial offsets include 2016 impairment charges for South Africa climate operations of $11 million and the Argentina climate operations closure of $2 million .
Adjusted EBITDA (a non-GAAP financial measure, as defined below) was $75 million for the three months ended September 30, 2016, representing an increase of $10 million when compared with Adjusted EBITDA of $65 million for the same period of 2015. The increase included $8 million from favorable net cost performance, driven by material, manufacturing, and selling, general and administrative cost efficiencies which more than offset customary pricing productivity given to customers and higher warranty expense. Foreign currency also increased Adjusted EBITDA by $4 million while production volumes and product mix decreased Adjusted EBITDA by $2 million.

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

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the three months ended September 30, 2016 and 2015, is as follows:

	Three Months Ended September 30
	2016	2015	Change
	(Dollars in Millions)
Adjusted EBITDA	$75	$65	$10
Depreciation and amortization	21	20	1
Restructuring expense	5	3	2
Interest expense, net	5	2	3
Equity in net loss of non-consolidated affiliates	—	3	(3)
Gain on sale of non-consolidated affiliates, net	(1)	—	(1)
Other expense, net	13	7	6
Provision for income taxes	5	10	(5)
(Income) loss from discontinued operations, net of tax	(7)	11	(18)
Net income attributable to non-controlling interests	4	5	(1)
Non-cash, stock-based compensation	2	2	—
Other	—	(3)	3
Net income attributable to Visteon Corporation	$28	$5	$23

Segment Results of Operations - Three Months Ended September 30, 2016 and 2015

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

•
Other - Other includes entities in South America and South Africa previously associated with the Climate business but not subject to the Climate Transaction. On July 18, 2016, the Company reached an agreement to sell its South Africa climate operations, with 2015 annual sales of $9 million.  The sale is expected to close during 2016. During 2015, Other also included the Berlin, Germany operations previously associated with the Interiors business and sold during the fourth quarter of 2015.

Sales by Segment

	Electronics	Other	Total
	(Dollars in Millions)
Three months ended September 30, 2015	$771	$37	$808
Volume, mix, and net new business	2	4	6
Currency	(4)	—	(4)
Germany Interiors Divestiture	—	(20)	(20)
Price productivity and other	(20)	—	(20)
Three months ended September 30, 2016	$749	$21	$770

Electronics sales decreased during the three months ended September 30, 2016 by $22 million. Higher production volumes and new business increased sales by $2 million. Volume, mix, and net new business was favorable in Asia Pacific but this increase was partially offset by decreases in North America, Europe, and South America. Unfavorable currency, primarily related to the Chinese Yuan and Euro partially offset by the Japanese Yen, decreased sales by $4 million. Other reductions reflected customer pricing net of design changes.

Other sales decreased during the three months ended September 30, 2016 by $16 million. The Germany Interiors Divestiture, effective December 1, 2015 decreased sales by $20 million. Sales increased $4 million in connection with pricing negotiations for certain South America businesses expected to be closed.

Cost of Sales by Segment

	Electronics	Other	Total
	(Dollars in Millions)
Three months ended September 30, 2015	$664	$39	$703
Currency	(8)	—	(8)
Volume, mix, and net new business	5	3	8
Germany Interiors Divestiture	—	(20)	(20)
Other	(17)	(1)	(18)
Three months ended September 30, 2016	$644	$21	$665

Electronics cost of sales decreased during the three months ended September 30, 2016 by $20 million when compared with the same period in 2015. Cost of sales increased $5 million attributable to increased volumes as well as changes in product mix, representing the variable nature of material and labor costs. Foreign currency decreased cost of sales by $8 million primarily attributable to the Chinese Yuan, Euro, and Mexican Peso, partially offset by the Japanese Yen. Net cost efficiencies decreased cost of sales by $17 million reflecting efficiencies related to material and manufacturing costs and higher engineering recoveries, partially offset by higher warranty expense.

Cost of sales for Other decreased approximately $18 million, primarily reflecting the Germany Interiors Divestiture partially offset by costs incurred related to certain South America businesses expected to be closed.

Cost of sales includes net engineering costs comprised of gross engineering expenses related to forward model program development and advanced engineering activities, partially offset by engineering cost recoveries from customers. Electronics gross engineering expenses were $99 million for the three months ended September 30, 2016, $6 million higher than the same period of 2015. Engineering recoveries were $24 million for the three months ended September 30, 2016, $10 million higher than the same period of 2015. Engineering cost recoveries can fluctuate period to period depending on underlying contractual terms and conditions and achievement of related development milestones.

Adjusted EBITDA by Segment

Changes in Adjusted EBITDA by segment are presented in the table below:

	Electronics	Other	Total
	(Dollars in Millions)
Three months ended September 30, 2015	$67	$(2)	$65
Volume, mix, and net new business	(3)	1	(2)
Currency	4	—	4
Other	7	1	8
Three months ended September 30, 2016	$75	$—	$75

Electronics Adjusted EBITDA increased $8 million for the three months ended September 30, 2016 when compared to the same period of 2015. Cost performance net of customer price productivity increased adjusted EBITDA by $7 million. Cost performance for the three months ended September 30, 2016 included material and manufacturing cost efficiencies, higher engineering recoveries and lower selling, general and administrative expenses, partially offset by higher warranty expense. Unfavorable volumes and product mix decreased Adjusted EBITDA by $3 million while currency improved adjusted EBITDA by $4 million compared to the same period in 2015.

Other Adjusted EBITDA for the three months ended September 30, 2016 increased by $2 million compared to the same period of 2015 primarily in connection with pricing negotiations for certain South America businesses expected to be closed.

Consolidated Results of Operations - Nine Months Ended September 30, 2016 and 2015

The Company's consolidated results of operations for the nine months ended September 30, 2016 and 2015 were as follows:

	Nine Months Ended September 30
	2016	2015	Change
	(Dollars in Millions)
Sales	$2,345	$2,436	$(91)
Cost of sales	2,010	2,120	(110)
Gross margin	335	316	19
Selling, general and administrative expenses	163	182	(19)
Restructuring expense	22	18	4
Interest expense, net	10	13	(3)
Equity in net income of non-consolidated affiliates	3	8	(5)
Loss on debt extinguishment	—	5	(5)
Gain on sale of non-consolidated affiliates, net	1	62	(61)
Other expense, net	17	15	2
Provision for income taxes	27	43	(16)
Net income from continuing operations	100	110	(10)
(Loss) income from discontinued operations	(15)	2,194	(2,209)
Net income	85	2,304	(2,219)
Net income attributable to non-controlling interests	12	41	(29)
Net income attributable to Visteon Corporation	$73	$2,263	$(2,190)
Adjusted EBITDA*	$241	$203	$38

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

Sales for the nine months ended September 30, 2016 totaled $2,345 million, which represents a decrease of $91 million compared with the same period of 2015. Favorable volumes, product mix, and net new business increased sales by $68 million. The sale of the German Interiors facility on December 1, 2015 decreased sales for the nine months by $70 million. Unfavorable currency further decreased sales by $25 million, primarily attributable to the Chinese Yuan partially offset by by the Japanese Yen. Other reductions were associated with customer pricing, net of design savings.

Cost of Sales

Cost of sales decreased $110 million for the nine months ended September 30, 2016 when compared with the same period in 2015. Increased volumes, product mix, and net new business increased cost of sales by $59 million. The sale of the German Interiors facility decreased cost of sales by $70 million. Foreign currency decreased cost of sales by $25 million primarily attributable to the Chinese Yuan, Mexican Peso, and Euro partially offset by the Japanese Yen. Net efficiencies, including material, design and usage economics, manufacturing efficiencies, and warranty costs decreased cost of sales by $74 million.

Gross Margin

Gross margin was $335 million or 14.3% of sales for the nine months ended September 30, 2016 compared to $316 million or 13.0% of sales for the same period of 2015. The $19 million increase in gross margin included $9 million from favorable volumes, net new business and product mix. Currency was consistent year over year, as the impact of the Mexican Peso and Chinese Yuan were offset by the impact of the Japanese Yen and Euro. Gross margin also included $10 million of favorable net cost performance, driven by material and manufacturing cost efficiencies, which more than offset customer pricing reductions.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $163 million and $182 million during the nine months ended September 30, 2016 and 2015, respectively. The decrease is primarily related to net efficiencies and lower incentive compensation expense.

Restructuring Expense

Electronics: During the first quarter of 2016, the Company announced a restructuring program to transform the Company's engineering organization and supporting functional areas to focus on execution and technology. The organization will be comprised of regional engineering, product management and advanced technologies, and global centers of competence. Through the first nine months of 2016, the Company has recorded approximately $13 million of restructuring expenses under this program, associated with approximately 100 employees.

In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve annual cost savings through transaction synergies. During the nine months ended September 30, 2015, the Company recorded $14 million of severance and termination benefits, net of reversals, under this program associated with approximately 400 employees.

The Company previously announced a restructuring program designed to reduce fixed costs and to improve operational efficiency by addressing certain under-performing operations. In connection with that program, the Company announced plans to realign its corporate and administrative functions directly to their corresponding operational beneficiary. During the nine months ended September 30, 2015, the Company recorded $4 million for restructuring expenses, primarily related to severance and termination benefits.

Other: During the nine months ended September 30, 2016, the Company recorded $11 million of restructuring expenses, related to severance and termination benefits, in connection with the wind-down of certain operations in South America.

Interest Expense, Net

Interest expense, net, of $10 million and $13 million, for the nine months ended September 30, 2016 and September 30, 2015 respectively, is primarily associated with the Company's Term Facility due April 9, 2021 with original principal of $600 million and paid down to $350 million following the Climate Transaction in June 2015. The net interest expense decrease is primarily related to lower average term loan principal for the nine months ended September 30, 2016 as result of paydown in 2015.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was $3 million and $8 million for the nine month periods ended September 30, 2016 and 2015 respectively. The income in 2016 is primarily attributable to the Company's equity interest in Yanfeng Visteon Investment Company. The income in 2015 was primarily attributable to dividend recognition for a cost basis investment.

Gain on Sale of Non-Consolidated Affiliates, Net

During the nine months ended September 30, 2016, Visteon agreed to sell its 50% interest in an equity method investment for approximately $7 million and has recorded an impairment loss of approximately $5 million.

On July 22, 2016, the Company sold a cost method investment to a third party for proceeds of approximately $11 million and recorded a pre-tax gain on sale of approximately $6 million.

During the nine months ended September 30, 2015, the Company completed the sale of its 12.5% ownership interest in Yanfeng Visteon Jinqiao Automotive Trim Systems Company, Limited, a Chinese automotive interiors supplier, for proceeds of $91 million and recorded a pre-tax gain on sale of $62 million.

Other Expense, Net

Other expense, net consists of the following:

	Nine Months Ended September 30
	2016	2015
	(Dollars in Millions)
Foreign currency translation charge	$11	$—
Loss on asset contribution	2	—
Transformation initiatives	3	23
Transaction hedging and exchange (gains) losses	1	(19)
Integration costs	1	11
Recoverable taxes	(1)	—
	$17	$15

During the nine months ended September 30, 2016, the Company recorded an impairment charge of $11 million related to foreign currency translation amounts recorded in accumulated other comprehensive loss associated with the agreement to sell the Company's South Africa climate operations. In connection with the closure of the Climate facility in Argentina, the Company entered an agreement to contribute land and building with a net book value of $2 million to the local municipality.

Transformation initiatives include information technology separation costs and financial and advisory services incurred in connection with the execution of the Company's comprehensive value creation plan and certain severance costs associated with the Electronics Acquisition and the Climate Transaction. Transaction hedging and exchange losses of $1 million for the nine months ended September 30, 2016, relate to the Climate Transaction Korean withholding tax refund exchange impacts. Transaction hedging and exchange gains for the nine months ended September 30, 2015 of $19 million, relate to Climate Transaction proceeds hedging and exchange impacts.

Integration costs include costs associated with re-branding, facility modification, information technology readiness and related professional services necessary to integrate businesses associated with the Electronics Acquisition.

Income Taxes

The Company's provision for income taxes of $27 million for the nine months ended September 30, 2016 represents a decrease of $16 million when compared with $43 million in the same period of 2015. The decrease in tax expense is attributable to several items including the year-over-year decrease in earnings, as well as changes in the mix of earnings and differing tax rates between jurisdictions. In this regard, the Company is currently pursuing a bilateral advance pricing agreement (“APA”) with the U.S. and Japan tax authorities and expects to file a formal submission during the fourth quarter of 2016. Consistent with the anticipated transfer pricing methodology expected to be agreed upon, the Company has reflected adjustments related to the 2016 operations through September 30, 2016. Other year-over-year decreases include the non-recurrence of $8 million related to the withholding tax associated with the sale of its non-consolidated affiliate located in China during the second quarter of 2015, and favorable developments in connection with certain income tax incentives formally approved by the Portuguese tax authorities during the first quarter of 2016 resulting in a discrete income tax benefit of $3 million.

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

In connection with the closure of the Company’s Climate facility in Argentina during the third quarter of 2016, it is possible the Company will recognize a worthless stock deduction for U.S. income tax purposes should the entity be considered worthless in 2016. The impact of a worthless stock deduction in 2016 could result in substantially reducing the Company’s 2015 income tax liability.

Discontinued Operations

The operations subject to the Interiors Divestiture and Climate Transaction met conditions required to qualify for discontinued operations reporting. Accordingly, the results of operations for the Interiors business have been reclassified to income (loss) from discontinued operations, net of tax in the consolidated statements of comprehensive income for the nine month periods ended September 30, 2016 and 2015. The nine month period ended September 30, 2015 also included the results of operations for the Climate business, sold during the second quarter of 2015. See Note 4 “Discontinued Operations" for additional disclosures.

Net Income

Net income attributable to Visteon was $73 million for the nine months ended September 30, 2016, compared to net income of $2,263 million for the same period of 2015. The decrease of $2,190 million includes lower income from discontinued operations of $2,209 million primarily resulting from the 2015 gain on the Climate Transaction, tax impacts and decreased results from climate operations. Net income also decreased during 2016 due to the lower gain on sale of non-consolidated affiliates of $61 million. These were offset by lower net income attributable to non-controlling interests of $29 million which included impacts of divested climate operations, improved gross margin for continuing operations of $19 million, lower selling, general and administrative expenses of $19 million, lower provision for income taxes of $16 million and the non-recurrence of loss on debt extinguishment of $5 million.

Adjusted EBITDA (a non-GAAP financial measure, as defined below) was $241 million for the nine months ended September 30, 2016, representing an increase of $38 million when compared with Adjusted EBITDA of $203 million for the same period of 2015. The increase included $9 million from favorable volumes, net new business and product mix, and $2 million of favorable currency. Net cost performance, driven by material, manufacturing, and selling, general, and administrative cost efficiencies which more than offset customary pricing productivity given to customers and higher warranty expense, improved adjusted EBITDA by $27 million. Adjusted EBITDA for Electronics for the nine months ended September 30, 2016 was $248 million. Adjusted EBITDA for Other Operations was a loss of $7 million.

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

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the nine months ended September 30, 2016 and 2015, is as follows:

	Nine Months Ended September 30
	2016	2015	Change
	(Dollars in Millions)
Adjusted EBITDA	$241	$203	$38
Depreciation and amortization	62	62	—
Restructuring expense	22	18	4
Interest expense, net	10	13	(3)
Equity in net income of non-consolidated affiliates	(3)	(8)	5
Loss on debt extinguishment	—	5	(5)
Gain on sale of non-consolidated affiliates, net	(1)	(62)	61
Other expense, net	17	15	2
Provision for income taxes	27	43	(16)
Loss (income) from discontinued operations, net of tax	15	(2,194)	2,209
Net income attributable to non-controlling interests	12	41	(29)
Non-cash, stock-based compensation expense	6	7	(1)
Other	1	—	1
Net income attributable to Visteon Corporation	$73	2,263	$(2,190)

Segment Results of Operations - Nine Months Ended September 30, 2016 and 2015

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

•
Other - Other includes entities in South America and South Africa previously associated with the Climate business but not subject to the Climate Transaction. On July 18, 2016, the Company reached an agreement to sell its South Africa climate operations, with 2015 annual sales of $9 million.  The sale is expected to close during 2016. During 2015, Other also included the Berlin, Germany operations previously associated with the Interiors business and sold during the fourth quarter of 2015.

Sales by Segment

	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Nine months ended September 30, 2015	$2,332	$123	$(19)	$2,436
Volume, mix, and net new business	59	(10)	19	68
Currency	(24)	(1)	—	(25)
Germany Interiors Divestiture	—	(70)	—	(70)
Price productivity and other	(63)	(1)	—	(64)
Nine months ended September 30, 2016	$2,304	$41	$—	$2,345

Electronics sales decreased during the nine months ended September 30, 2016 by $28 million. Higher production volumes and new business increased sales by $59 million. Volume, mix, and net new business improved in Asia Pacific and Europe. Volumes were consistent in North America, while South America deteriorated. Unfavorable currency, primarily related to the Chinese Yuan and Euro partially offset by the Japanese Yen, decreased sales by $24 million. Other reductions reflected customer pricing net of design changes.

Other sales decreased during the nine months end September 30, 2016 by $82 million. The Germany Interiors Divestiture, effective December 1, 2015, resulted in a decrease in sales of $70 million. Lower production volumes related to the wind down of certain South America businesses reduced sales by $10 million.

Cost of Sales by Segment

	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
Nine months ended September 30, 2015	$2,009	$130	$(19)	$2,120
Currency	(24)	(1)	—	(25)
Volume, mix, and net new business	49	(9)	19	59
Germany Interiors Divestiture	—	(70)	—	(70)
Other	(72)	(2)	—	(74)
Nine months ended September 30, 2016	$1,962	$48	$—	$2,010

Electronics cost of sales decreased during the nine months ended September 30, 2016 by $47 million when compared with the same period in 2015. Cost of sales increased $49 million attributable to higher volumes as well as changes in product mix, representing the variable nature of material and labor costs. Foreign currency decreased cost of sales by $24 million primarily attributable to the Chinese Yuan, Euro, and Mexican Peso, partially offset by the Japanese Yen. Additionally, the Company recognized $72 million of net efficiencies related to material and manufacturing costs.

Cost of sales for Other decreased $82 million, reflecting the impacts of the Germany Interiors Divestiture during the fourth quarter of 2015, and lower production volumes related to the wind down for certain businesses in South America.

Cost of sales includes net engineering costs, comprised of gross engineering expenses related to forward model program development and advanced engineering activities, partially offset by engineering cost recoveries from customers. Electronics gross engineering expenses were $291 million for the nine months ended September 30, 2016, an increase of $16 million compared to the same period of 2015. Engineering recoveries were $60 million for the nine months ended September 30, 2016, an increase of $15 million compared to the same period of 2015. Engineering cost recoveries can fluctuate period to period depending on underlying contractual terms and conditions and achievement of related development milestones.

Adjusted EBITDA by Segment

Changes in Adjusted EBITDA by segment are presented in the table below:

	Electronics	Other	Total
	(Dollars in Millions)
Nine months ended September 30, 2015	$211	$(8)	$203
Volume, mix, and net new business	10	(1)	9
Currency	2	—	2
Other	25	2	27
Nine months ended September 30, 2016	$248	$(7)	$241

Electronics Adjusted EBITDA increased $37 million for the nine months ended September 30, 2016 when compared to the same period of 2015. Higher volumes and new business, primarily in Asia, increased Adjusted EBITDA by $10 million. Currency increased adjusted EBITDA by $2 million primarily related to the Mexican Peso partially offset by the Japanese Yen. Net cost performance increased adjusted EBITDA by $25 million primarily reflecting material, manufacturing, and selling, general and administrative efficiencies, partially offset by customer pricing.

Other Adjusted EBITDA for the nine months ended September 30, 2016 increased by $1 million compared to the same period of 2015 primarily related to pricing negotiations.

Liquidity

The Company’s primary liquidity needs are related to the funding of general business requirements, including working capital, capital expenditures, debt service, employee retirement benefits and restructuring actions. The Company's primary sources of liquidity are cash flows from operations, existing cash balances, and borrowings under available credit facilities, if necessary. To the extent the Company generates discretionary cash flow, management will evaluate alternatives including optional prepayments of existing indebtedness, strategic acquisitions, additional share repurchases, and/or general corporate purposes.

As of September 30, 2016, the Company had total cash balances of $856 million, including $2 million of cash held for sale and $4 million of restricted cash. Cash balances totaling $607 million were located in jurisdictions outside of the United States, of which approximately $280 million is considered permanently reinvested for funding ongoing operations outside of the U.S.  If such permanently reinvested funds are repatriated to operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

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

Significant Cash Sources and Availability

To the extent that the Company's liquidity needs exceed cash provided by its operating activities, the Company would look to cash balances on hand, which includes funds from its existing $350 million Term Facility due April 9, 2021 ("Term Facility"), or additional cash available on undrawn financing facilities such as its $200 million revolving credit facility due April 9, 2019 ("Revolving Facility"), other affiliate working capital lines of credit, or potential additional capital through debt or equity markets.

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

As of September 30, 2016, $350 million face value was outstanding under the Term Facility, and there were no outstanding borrowings under the Revolving Facility. Availability under outstanding affiliate credit facilities as of September 30, 2016 is approximately $34 million.

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

On March 1, 2016, the Company entered into another ASB program with a third-party financial institution to purchase shares of Visteon common stock for an aggregate purchase price of $395 million. Under the program, the Company paid the financial institution $395 million and received an initial delivery of 4,370,678 shares of common stock using a reference price of $72.30. The program concluded on October 14, 2016, and the Company subsequently received an additional 1,211,979 shares for a total purchase of 5,582,657 shares at an average price of $70.75.

The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

Significant Cash Obligations related to Divestiture Agreements

In connection with the Interiors Divestiture, the Company agreed to provide a $56 revolving credit facility to the buyer, which was to mature on November 1, 2017. As of April 6, 2016, this revolving credit facility to the buyer was reduced to $35 million as additional receivable financing became available to the buyer. As of September 30, 2016, there were no draws on this facility.

In accordance with the Master Closing Agreement, the buyer has the option to request replacement of the existing revolving credit facility, at the time of closing on the remaining operations, with a three year term loan between $5 and $10 million. On October 10, 2016, the buyer provided notice of intent to exercise the option and enter into a three year term loan for the maximum amount of $10 million upon closing, anticipated in 2016. The Company is obligated to deliver working capital of $10 million in connection with the Argentina and Brazil portions of the Interiors Divestiture in future periods upon closing.

In connection with the Climate Transaction, the Company entered into an agreement to purchase certain electronics operations located in India for $50 million, expected to close in 2016.

The remaining payment related to the Germany Interiors Divestiture which transacted December 1, 2015 is expected to transact in 2016 for $33 million.

Restructuring

During the three and nine months ended September 30, 2016, the Company recorded $5 million and $22 million, respectively, of restructuring expenses.

During the first quarter of 2016, the Company announced a restructuring program to transform the Company's engineering organization and supporting functional areas to focus on execution and technology. The organization will be comprised of regional engineering, product management and advanced technologies, and global centers of competence. During the three and nine months ended September 30, 2016, the Company has recorded approximately $1 million and $13 million, respectively, of restructuring expenses under this program, associated with approximately 100 employees.

During the fourth quarter of 2015, the Company announced a restructuring program designed to reduce the workforce at a European Electronics facility. The Company recorded $12 million of severance and termination benefits under this program associated with approximately 100 employees.

In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve annual cost savings through transaction synergies. During the three and nine months ended September 30, 2015, the Company recorded $2 million and $14 million, respectively, of severance and termination benefits under this program associated with approximately 400 employees.

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

During the three and nine months ended September 30, 2016, the Company recorded $4 million and $11 million, respectively, of restructuring expenses, related to severance and termination benefits, in connection with the wind-down of certain operations in South America.

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

Other

On July 8, 2016 Visteon acquired AllGo Embedded Systems Private Limited, a leading developer of embedded multimedia system solutions to global vehicle manufacturers, for a purchase price of $17 million including $2 million of contingent consideration to be paid over the next year if certain technology milestones are achieved. In addition, the purchase agreement includes contingent consideration of $5 million if key employees remain employed through the milestone date.

On July 22, 2016, the Company sold a cost method investment to a third party for proceeds of approximately $11 million. The Company recorded a pre-tax gain of $6 million during the three and nine months ended September 30, 2016, classified as "Gain on sale of non-consolidated affiliates, net" in the Company's Consolidated Statements of Comprehensive Income.

During the third quarter, 2016, the Company agreed to sell its 50% interest in an equity method investment for approximately $7 million. The Company has recorded a loss in connection with this transaction of $5 million during the three and nine months ended September 30, 2016, classified as "Gain on sale of non-consolidated affiliates, net" in the Company's Consolidated Statements of Comprehensive Income .

During the nine months ended September 30, 2016, cash contributions to the Company's U.S. and non-U.S. defined benefit pension plan were $9 million. The Company expects to make cash contributions to its defined benefit pension plans of $13 million in 2016. Estimated cash contributions for 2017 through 2019, under current regulations and market assumptions are approximately $57 million.

During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) related to the sale of its chassis business to a third party, which required a deposit in the amount of $15 million during 2013 necessary to open a judicial proceeding against the government in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities after attempts to reopen an appeal of the administrative decision failed. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments, as well as income tax refund claims associated with other jurisdictions, total $16 million as of September 30, 2016, and are included in Other non-current assets on the consolidated balance sheet.

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

Operating Activities
Including discontinued operations, the Company generated $38 million of cash in operating activities during the nine months ended September 30, 2016, compared to cash provided by operations of $274 million during the same period of 2015 for a decrease of $236 million.

The decrease in cash provided by operating activities is primarily attributable to the divestiture of climate operations which provided $186 million in operating cash flows for the nine months ended September 30, 2015. The $50 million decrease in continuing operations cash reflects higher income tax payments of approximately $59 million primarily related to increases in Japan, China and Europe, and U.S. federal income taxes in connection with the 2015 Climate Transaction, partially offset by the non-recurrence of taxes withheld in connection with the 2015 sale of a non-consolidated affiliate. The decrease in operating cash flow is also impacted by higher working capital use of approximately $31 million primarily related to a 2015 system conversion payment delay of $20 million and inventory build for a 2016 plant consolidation effort. These decreases were partially offset by the non-recurrence of 2015 Climate Transaction related labor and incentive payments of $46 million.

Investing Activities

Cash provided from investing activities during the nine months ended September 30, 2016 totaled $339 million, compared to net cash provided by investing activities of $2,531 million in the same period in 2015 for a decrease of $2,192 million. Net cash provided by investing activities during the nine months ended September 30, 2016, includes the Climate Transaction withholding tax recovery of $356 million, liquidation of short-investments of $47 million, and proceeds from divestiture of a cost-basis investment of $11 million. These increases were partially offset by capital expenditures of $56 million, the acquisition of AllGo Embedded Systems Private Limited of $15 million and loans to non-consolidated affiliates of $8 million.
Net cash flow provided by investing activities for the nine months ended September 30, 2015 includes Climate Transaction proceeds net of tax, transaction costs and divested cash balances of $2,664 million, proceeds from the sale of the Company's 12.5% ownership in Yanfeng Visteon Jinqiao Automotive Trim Systems Company, Limited of $91 million. These increases were partially offset by capital expenditures of $151 million, investments in short-term securities of $52 million, a $10 million shareholder loan to a non-consolidated affiliate, and a $15 million Interiors Divestiture working capital settlement.

Capital expenditures for the nine months ended September 30, 2016 were $56 million, a decrease of $95 million when compared to the same period in 2015, primarily due to the divestiture of climate operations.

Financing Activities

Cash used by financing activities during the nine months ended September 30, 2016 totaled $2,260 million, compared to $759 million used by financing activities for the same period in 2015, for an increase in cash used by financing activities of $1,501 million. Cash used by financing activities during the nine months ended September 30, 2016 included a distribution payment of $1,736 million, share repurchases of $500 million, stock based compensation tax withholding payments of $11 million and capital lease and net debt payments of $13 million.

Cash used by financing activities during the nine months ended September 30, 2015 of $759 million, primarily consisted of accelerated share repurchases of $500 million, prepayment of the Company's Term Facility including fees of $248 million, dividends paid to non-controlling interests of $31 million, partially offset by cash received from option and warrant exercises of $24 million.

Debt and Capital Structure

Additional information related to the Company’s debt is set forth in Note 11, “Debt” to the consolidated financial statements included herein under Item 1. For additional information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015, for specific debt agreements and additional information related to covenants and restrictions.

Off-Balance Sheet Arrangements

The Company renewed its $15 million Letter of Credit ("LOC") Facility with U.S. Bank National Association for two years on September 30, 2015. Under the terms of the LOC facility, the Company must maintain a collateral account with U.S. Bank equal to 103% of the aggregated stated amount of the issued LOCs (or 110% for non-U.S. currencies) with reimbursement for any draws. As of September 30, 2016, the Company had $3 million of outstanding letters of credit issued under this facility and secured by restricted cash. In addition, the Company had $17 million of locally issued letters of credit to support various customs arrangements and other obligations at its local affiliates.

In connection with the Interiors Divestiture and November 1, 2014 Master Closing, the Company agreed to provide a $56 revolving credit facility to the buyer. The seller-backed facility matures on November 1, 2017, an interest rate of Libor plus 5% and a default rate of interest for any interest and/or principal payment defaults. As of April 6, 2016, this revolving credit facility to the buyer was reduced to $35 million as additional receivable financing became available to the buyer. As of September 30, 2016, there were no draws on this facility. In connection with the divestiture of the remaining Interiors operations, the buyer has the option to request replacement of the existing revolving credit facility with a three year term loan of between $5 million and $10 million. On October 10, 2016, the buyer provided notice of intent to exercise the option and enter into a three year term loan for the maximum amount of $10 million upon closing, anticipated in 2016.

Fair Value Measurement

Additional information related to the Company’s assets and liabilities measured at fair value is set forth in Note 16, “Fair Value Measurements and Financial Instruments” to the consolidated financial statements included herein under Item 1. For additional information, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Foreign Currency Risk

The Company's net cash inflows and outflows exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends, investments in subsidiaries and anticipated foreign currency denominated transaction proceeds. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary hedged foreign currency exposures include the Euro, Japanese Yen, and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. In addition, during 2015, the Company entered into currency exchange derivatives with a notional amount of $150 million to manage foreign currency exposure on certain non-U.S. denominated foreign entities. These derivatives have been designated as hedges of the Company's net investments in European affiliates with the effective portion of the gain or loss reported in the Accumulated other comprehensive loss component of Stockholder's equity in the Company's consolidated balance sheet. There was no ineffectiveness associated with these derivatives as of September 30, 2016. Forward and option contracts may be utilized to reduce the impact to the Company's cash flow from adverse movements in exchange rates. As of September 30, 2016, the net fair value of such currency exchange derivatives, foreign currency forward and option contracts was a asset of less than $1 million while at December 31, 2015, the net fair value of such currency exchange derivatives, foreign currency forward and option contracts was an asset of $6 million, maturities of these instruments generally do not exceed eighteen months.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $29 million and $26 million for foreign currency derivative financial instruments as of September 30, 2016 and December 31, 2015, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars.

Interest Rate Risk

The Company is subject to interest rate risk, principally in relation to variable rate debt. The Company may use derivative financial instruments to manage exposure to fluctuations in interest rates.

During 2015, the Company entered into interest rate swaps with a notional amount of $150 million that effectively convert designated cash flows associated with underlying interest payments on the Term Facility from a variable interest rate to a fixed interest rate, the maturities of these swaps will not exceed the underlying Term Facility. The instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the Accumulated other comprehensive income component of Stockholders' equity in the Company's consolidated balance sheets and such gains and losses will be reclassified at the time the underlying hedged transactions are realized. The ineffective portion of these swaps is assessed based on the hypothetical derivative method and is recorded as interest expense in the Company's consolidated statements of comprehensive income. As of September 30, 2016 and December 31, 2015 there was no ineffectiveness associated with these derivatives and the fair value was a liability of $3 million and $1 million, respectively.

The Company significantly reduced interest rate exposure after entering the swap transactions in 2015. The variable rate basis of debt is approximately 57% and 59% respectively as of September 30, 2016 and December 31, 2015.

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

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Executive Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2016, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016.

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the third quarter of 2016.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (2) (in millions)
July 1, 2016 to September. 30, 2016	—	$0	—	$0
Total	—	$0	—	$0

(1)	There are no activities relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the third quarter of 2016.

(2)
On December 9, 2015, the board of directors authorized a $500 million share repurchase program through December 31, 2016. In December 2015, the Company entered into a 10b5-1 program with a third-party financial institution to purchase up to $150 million of Visteon common stock. Under the 10b5-1 program which concluded on March 1, 2016, the company repurchased 1,607,849 shares at average price of $65.05, for a total of $105 million. Subsequently, the Company entered into an accelerated stock buyback (“ASB”) program with a third-party financial institution to repurchase shares of common stock for an aggregate purchase price of $395 million. Under this ASB program, the Company paid $395 million and received an initial delivery of 4,370,678 shares of common stock using a reference price of $72.30. This ASB program was concluded on October 14, 2016 and the Company received additional 1,211,979 shares. In total, the Company purchased 5,582,657 shares at an average price of $70.75 under this ASB program.

Item 6.	Exhibits

The exhibits listed on the "Exhibit Index" on Page 59 hereof are filed with this report or incorporated by reference as set forth therein.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Visteon Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ Stephanie S. Marianos
Stephanie S. Marianos
Chief Accounting Officer

Date: October 27, 2016

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated October 27, 2016.
31.2	Rule 13a-14(a) Certification of Executive Vice President, Chief Financial Officer dated October 27, 2016.
32.1	Section 1350 Certification of Chief Executive Officer dated October 27, 2016.
32.2	Section 1350 Certification of Executive Vice President, Chief Financial Officer dated October 27, 2016.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
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