Form 10-Q
period 2017-03-31
VISTEON CORP
filed 2017-04-27
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017,
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No__
Indicate by check mark whether the registrant: has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ✓ No __
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer,” "smaller reporting company" and “emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ✓  Accelerated filer  __   Non-accelerated filer __   Smaller reporting company  __
Emerging growth company __
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of April 20, 2017, the registrant had outstanding 31,765,589 shares of common stock.
Exhibit index located on page number 42.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.	Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31
	2017	2016
Sales	$810	$802
Cost of sales	679	681
Gross margin	131	121
Selling, general and administrative expenses	51	56
Restructuring expense	1	10
Interest expense	6	4
Interest income	1	2
Equity in net income of non-consolidated affiliates	2	—
Other expense, net	1	4
Income before income taxes	75	49
Provision for income taxes	16	13
Net income from continuing operations	59	36
Income (loss) from discontinued operations, net of tax	8	(13)
Net income	67	23
Net income attributable to non-controlling interests	4	4
Net income attributable to Visteon Corporation	$63	$19

Basic earnings (loss) per share:
Continuing operations	$1.69	$0.84
Discontinued operations	0.25	(0.34)
Basic earnings per share attributable to Visteon Corporation	$1.94	$0.50

Diluted earnings (loss) per share:
Continuing operations	$1.67	$0.83
Discontinued operations	0.24	(0.34)
Diluted earnings per share attributable to Visteon Corporation	$1.91	$0.49

Comprehensive income:
Comprehensive income	$90	$42
Comprehensive income attributable to Visteon Corporation	$85	$38

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	March 31	December 31
	2017	2016
ASSETS
Cash and equivalents	$688	$878
Restricted cash	4	4
Accounts receivable, net	552	505
Inventories, net	162	151
Other current assets	174	170
Total current assets	1,580	1,708

Property and equipment, net	346	345
Intangible assets, net	128	129
Investments in non-consolidated affiliates	37	45
Other non-current assets	147	146
Total assets	$2,238	$2,373

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	49	36
Accounts payable	463	463
Accrued employee liabilities	87	103
Other current liabilities	224	309
Total current liabilities	823	911

Long-term debt	347	346
Employee benefits	302	303
Deferred tax liabilities	20	20
Other non-current liabilities	66	69

Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of March 31, 2017 and December 31, 2016)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 32 and 33 million shares outstanding as of March 31, 2017 and December 31, 2016, respectively)	1	1
Additional paid-in capital	1,302	1,327
Retained earnings	1,332	1,269
Accumulated other comprehensive loss	(211)	(233)
Treasury stock	(1,876)	(1,778)
Total Visteon Corporation stockholders’ equity	548	586
Non-controlling interests	132	138
Total equity	680	724
Total liabilities and equity	$2,238	$2,373

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS1
(Dollars in Millions)
(Unaudited)

	Three Months Ended March 31
	2017	2016
Operating Activities
Net income	$67	$23
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	19	21
Equity in net income of non-consolidated affiliates, net of dividends remitted	(2)	—
Non-cash stock-based compensation	2	2
Gain on India operations repurchase	(7)	—
Losses on divestitures and impairments	1	1
Other non-cash items	3	—
Changes in assets and liabilities:
Accounts receivable	(39)	(24)
Inventories	(8)	9
Accounts payable	18	4
Accrued income taxes	—	(43)
Other assets and other liabilities	(64)	(51)
Net cash used by operating activities	(10)	(58)
Investing Activities
Capital expenditures	(32)	(25)
India operations repurchase	(47)	—
Climate Transaction withholding tax refund	—	356
Short-term investments	—	47
Loans to non-consolidated affiliates, net of repayments	—	(8)
Proceeds from asset sales and business divestitures	10	3
Net cash (used by) provided from investing activities	(69)	373
Financing Activities
Short-term debt, net	15	—
Principal payments on debt	(2)	(1)
Distribution payments	(1)	(1,736)
Repurchase of common stock	(125)	(500)
Stock based compensation tax withholding payments	(1)	(11)
Other	(3)	—
Net cash used by financing activities	(117)	(2,248)
Effect of exchange rate changes on cash and equivalents	6	7
Net decrease in cash and equivalents	(190)	(1,926)
Cash and equivalents at beginning of the period	878	2,729
Cash and equivalents at end of the period	$688	$803
1 The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories.

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business

Visteon Corporation (the "Company" or "Visteon") is a global automotive supplier that designs, engineers and manufactures innovative electronics products for nearly every original equipment vehicle manufacturer ("OEM") worldwide including Ford, Mazda, Nissan/Renault, General Motors, Honda, BMW and Daimler. Visteon is headquartered in Van Buren Township, Michigan and has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 10,000 employees, dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., with a heavy concentration in low-cost geographic regions. Visteon delivers value for its customers and stockholders through its technology-focused core vehicle cockpit electronics business. The Company's cockpit electronics product portfolio includes instrument clusters, information displays, infotainment systems, audio systems, telematics solutions, and head up displays. The Company's vehicle cockpit electronics business is comprised of and reported under the Electronics segment. In addition to the Electronics segment, the Company had operations in South America and Europe associated with the former Interiors and Climate businesses, not subject to discontinued operations classification, that comprised Other, and were exited by December 31, 2016.

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

Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation.

Other Expense, Net: Other expense, net includes the following:

	Three Months Ended March 31
	2017	2016
	(Dollars in Millions)
Transformation initiatives	$—	$3
Transaction exchange losses	—	1
Loss on non-consolidated affiliate transaction	1	—
	$1	$4

Transformation initiative costs include information technology separation costs, integration of acquired business, and financial and advisory services incurred in connection with the Company's transformation into a pure play cockpit electronics business.

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $3 million related to the Letter of Credit Facility, and $1 million related to cash collateral for other corporate purposes as of March 31, 2017.

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

The Company has, with other industry leaders,  interacted with the FASB on certain interpretation issues as well as interacted with non-authoritative industry groups with respect to the implementation of the standard.  The Company will continue to monitor the interactions between its industry group and the standard setters with particular attention to the accounting for reimbursable tooling and engineering costs, currently accounted for as cost reductions.  In addition, the Company will continue to evaluate its contracts with customers, analyzing the impact, if any, on parts production and reimbursements for engineering and tooling costs. Currently, the Company does not expect the adoption of this standard to have a material impact on the its results of operations or financial position. The Company will adopt this standard January 1, 2018 and has not yet selected a transition method.

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

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, these amendments are not expected to significantly impact net income, earnings per share, and the statement of cash flows. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company's adoption of this standard did not have a material impact on its consolidated financial statements. The Company has adopted an entity-wide accounting policy election to account for forfeitures in compensation cost when they occur.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments." The ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU will be applied using a retrospective transition method to each period presented. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the presentation of net periodic pension cost and net periodic postretirement benefit cost." The ASU requires entities to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Entities will present the other components separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented, and disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The standard will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, for the guidance limiting the capitalization of net periodic benefit cost in assets to the service cost. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2017 and interim periods, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

NOTE 3. Discontinued Operations

During 2014 and 2015, the Company divested the majority of its global Interiors business (the "Interiors Divestiture") and completed the sale of its Argentina and Brazil interiors operations on December 1, 2016. Separately, the Company completed the sale of the majority of its global Climate business (the "Climate Transaction") during 2015. As the operations subject to the Interiors Divestiture and Climate Transaction met conditions required to qualify for discontinued operations reporting, the results of operations for the Interiors and Climate businesses have been reclassified to income (loss) from discontinued operations, net of tax in the consolidated statements of comprehensive income for the three month periods ended March 31, 2017 and 2016.

Discontinued operations are summarized as follows:

	Three Months Ended March 31
	2017	2016
	(Dollars in Millions)
Sales	$—	$9
Cost of sales	—	13
Gross margin	—	(4)
Gain on Climate Transaction	(7)	—
Loss and impairment on Interiors Divestiture	—	1
Income (loss) from discontinued operations before income taxes	7	(5)
(Benefit) provision for income taxes	(1)	8
Net income (loss) from discontinued operations, net of tax, attributable to Visteon	$8	$(13)

In connection with the Climate Transaction, the Company completed the repurchase of the electronics operations located in India during the first quarter of 2017 for $47 million, recognizing a $7 million gain on settlement of purchase commitment contingencies. The Company had previously consolidated the India operations based on the Company's controlling financial interest as a result of the repurchase obligation, operating control, and the obligation to fund losses or benefit from earnings. The Company continues to consolidate this entity based on the Company's voting control.

During the three months ended March 31, 2016, the Company recorded currency impacts of $8 million in connection with the Korean capital gains withholding tax recovered during the first quarter of 2016.

NOTE 4. Non-Consolidated Affiliates

Non-Consolidated Affiliate Transactions

Visteon and Yangfeng Visteon Automotive Trim Systems Co. Ltd. ("YFV") each own 50% of a joint venture under the name of Yanfeng Visteon Electronic (China) Investment Co., Ltd. ("YFVIC"). In October 2014, YFVIC completed the purchase of YFV’s 49% direct ownership in Yanfeng Visteon Automotive Electronics Co., Ltd ("YFVE") a consolidated joint venture of the Company. The purchase by YFVIC was financed through a shareholder loan from YFV and external borrowings which were guaranteed by Visteon, of which $18 million is outstanding as of March 31, 2017. The guarantee contains standard non-payment provisions to cover the borrowers in event of non-payment of principal, accrued interest, and other fees, and the loan is expected to be fully paid by September 2019.

In January 2017, the Company completed the sale of a 50% interest in an equity method investment for proceeds of $7 million, consistent with its carrying value.

In March 2017, the Company sold a cost method investment for proceeds of approximately $3 million. The Company recorded a pretax loss of $1 million during the three months ended March 31, 2017, classified as "Other expense, net."

Investments in Affiliates

The Company recorded equity in net income of affiliates of $2 million and a net loss of less than $1 million for the three month periods ended March 31, 2017 and 2016 respectively.

Investments in affiliates were $37 million and $45 million as of March 31, 2017 and December 31, 2016, respectively. As of March 31, 2017 and December 31, 2016, investments in affiliates accounted for under the equity method totaled $36 million and $40 million, respectively, while investments in affiliates accounted for under the cost method were $1 million as of March 31, 2017 and $5 million at December 31, 2016.

Variable Interest Entities

The Company determines whether joint ventures in which it has invested are Variable Interest Entities (“VIE”) at the start of each new venture and when a reconsideration event has occurred. An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company determined that YFVIC, is a VIE. The Company holds a variable interest in YFVIC primarily related to its ownership interests and subordinated financial support. The Company and YFV each own 50% of YFVIC and neither entity has the power to control the operations of YFVIC, therefore the Company is not the primary beneficiary of YFVIC and does not consolidate the joint venture.

A summary of the Company's investments in YFVIC is provided below.

	March 31	December 31
	2017	2016
	(Dollars in Millions)
Payables due to YFVIC	$7	$14
Exposure to loss in YFVIC
Investment in YFVIC	$24	$22
Receivables due from YFVIC	12	15
Subordinated loan receivable	22	22
Loan guarantee	18	22
Maximum exposure to loss in YFVIC	$76	$81

NOTE 5. Restructuring Activities

Given the economically-sensitive and highly competitive nature of the automotive electronics industry, the Company continues to closely monitor current market factors and industry trends taking action as necessary, including restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows. During the three months ended March 31, 2017 and 2016, the Company recorded $1 million and $10 million of restructuring expenses, net of reversals, respectively.

Electronics

During the fourth quarter of 2016, the Company announced a restructuring program impacting engineering and administrative functions to further align the Company's engineering and related administrative footprint with its core product technologies and customers. Through March 31, 2017, the Company has recorded approximately $28 million of restructuring expenses under this program, and expects to incur up to $45 million of restructuring costs associated with approximately 250 employees for this program. During the three months ended March 31, 2017, the Company has recorded approximately $1 million of restructuring expenses under this program, and $17 million remains accrued for the program as of March 31, 2017.The Company expects to record additional restructuring costs related to this program as the underlying plan is finalized.

During the first quarter of 2016, the Company announced a restructuring program to transform the Company's engineering organization and supporting functional areas to focus on execution and technology. The organization will be comprised of regional engineering, product management and advanced technologies, and global centers of competence. During the three months ended March 31, 2016, the Company recorded approximately $11 million of restructuring expenses under this program, associated with approximately 90 employees. As of March 31, 2017 $1 million remains accrued for this program and charges are considered substantially complete.

During 2015, the Company announced a restructuring program designed to reduce the workforce at a European Electronics facility, of which $5 million remains accrued as of March 31, 2017.

In connection with the acquisition of substantially all of the global automotive electronic business of Johnson Controls Inc. (the "Electronics Acquisition") in 2014, the Company commenced a restructuring program designed to achieve cost savings through transaction synergies. Charges for the program are considered substantially complete and approximately $2 million remains accrued as of March 31, 2017.

Other and Discontinued Operations

During 2016, the Company recorded restructuring expenses related to severance and termination benefits primarily related to the wind-down of certain operations in South America, of which $1 million remains accrued as of March 31, 2017.

As of March 31, 2017, the Company retained approximately $5 million of restructuring reserves as part of the Interiors Divestiture associated with previously announced programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves

Restructuring reserve balances of $32 million and $40 million as of March 31, 2017 and December 31, 2016, respectively, are classified as "Other current liabilities" on the consolidated balance sheets. The Company anticipates that the activities associated with the current restructuring reserve balance will be substantially complete within one year. The Company’s consolidated restructuring reserves and related activity are summarized below, including amounts associated with discontinued operations.

	Electronics	Other	Total
	(Dollars in Millions)
December 31, 2016	$31	$9	$40
Expense	1	—	1
Utilization	(8)	(1)	(9)
March 31, 2017	$24	$8	$32

NOTE 6. Inventories

Inventories consist of the following components:

	March 31	December 31
	2017	2016
	(Dollars in Millions)
Raw materials	$83	$83
Work-in-process	49	34
Finished products	30	34
	$162	$151

NOTE 7. Other Assets

Other current assets are comprised of the following components:

	March 31	December 31
	2017	2016
	(Dollars in Millions)
Recoverable taxes	$71	$60
Prepaid assets and deposits	37	35
Joint venture receivables	32	39
Notes receivable	19	18
Contractually reimbursable engineering costs	6	7
Foreign currency hedges	6	6
Other	3	5
	$174	$170
Notes receivable represent bank notes generally maturing within six months.

Other non-current assets are comprised of the following components:

	March 31	December 31
	2017	2016
	(Dollars in Millions)
Deferred tax assets	$46	$48
Recoverable taxes	35	34
Joint venture receivables	26	25
Long term notes receivable	10	10
Contractually reimbursable engineering costs	10	11
Other	20	18
	$147	$146
In accordance with the Interiors Divestiture, the Company entered into a three year term loan with the buyer for $10 million, which matures on December 1, 2019.

Current and non-current contractually reimbursable engineering costs of $6 million and $10 million, respectively, as of March 31, 2017 and $7 million and $11 million, respectively, as of December 31, 2016, are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of approximately $5 million during the remainder of 2017, $3 million in 2018, and $8 million in 2019 and thereafter.

NOTE 8. Intangible Assets, net

Intangible assets, net as of March 31, 2017 and December 31, 2016, are comprised of the following:

		March 31, 2017			December 31, 2016
	Estimated Weighted Average Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(Dollars in Millions)
Definite-Lived:
Developed technology	10	$41	$26	$15	$40	$25	$15
Customer related	9	83	27	56	83	25	58
Capitalized software development	3	5	—	5	4	—	4
Other	32	8	1	7	8	1	7
Subtotal		137	54	83	135	51	84
Indefinite-Lived:
Goodwill		45	—	45	45	—	45
Total		$182	$54	$128	$180	$51	$129
The Company recorded approximately $3 million and $4 million of amortization expense related to definite-lived intangible assets for the three months ended March 31, 2017 and 2016, respectively. The Company currently estimates annual amortization expense to be $13 million for 2017, $14 million each year from 2018 through 2019, $11 million for 2020, and $10 million for 2021. Indefinite-lived intangible assets are not amortized but are tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired. There were no indicators of potential impairment during the three months ended March 31, 2017.

A roll-forward of the carrying amounts of intangible assets is presented below:

	Definite-lived intangibles				Indefinite-lived intangibles
	Developed Technology	Customer Related	Capitalized Software Development	Other	Goodwill	Total
	(Dollars in Millions)
December 31, 2016	$15	$58	$4	$7	$45	$129
Additions	—	—	1	—	—	1
Foreign currency	1	—	—	—	—	1
Amortization	(1)	(2)	—	—	—	(3)
March 31, 2017	$15	$56	$5	$7	$45	$128

NOTE 9. Other Liabilities

Other current liabilities are summarized as follows:

	March 31	December 31
	2017	2016
	(Dollars in Millions)
Product warranty and recall accruals	$38	$43
Restructuring reserves	32	40
Contribution payable	32	31
Rent and royalties	20	23
Income taxes payable	18	22
Dividends payable	17	5
Distribution payable	14	15
Joint venture payables	10	22
Deferred income	10	14
Non-income taxes payable	5	8
Foreign currency hedges	2	7
Electronics operations repurchase commitment	—	50
Information technology separation and service obligations	—	2
Other	26	27
	$224	$309

On December 1, 2015, Visteon completed the sale and transfer of its equity ownership in Visteon Deutschland GmbH, which operated the Berlin, Germany interiors plant ("Germany Interiors Divestiture"). The Company contributed cash, of approximately $141 million, assets of $27 million, and liabilities of $198 million including pension related liabilities. The Company will make a final contribution payment of approximately $32 million during the first half of 2017 upon fulfillment of buyer contractual commitments.

On January 22, 2016 the Company paid to shareholders a special distribution of $1.74 billion, and an additional $14 million will be paid over a two-year period upon vesting and settlement of restricted stock units and performance-based share units previously granted to the Company's employees. The special cash distribution was funded from the Climate Transaction proceeds.

Following the initial sale as part of the Climate Transaction, the Company repurchased an electronics operation located in India on March 27, 2017 as further described in Note 3, Discontinued Operations.

Other non-current liabilities are summarized as follows:

	March 31	December 31
	2017	2016
	(Dollars in Millions)
Deferred income	$18	$18
Product warranty and recall accruals	14	12
Income tax reserves	13	14
Non-income tax reserves	7	10
Other	14	15
	$66	$69

NOTE 10. Debt

The Company’s short and long-term debt consists of the following:

	March 31	December 31
	2017	2016
	(Dollars in Millions)
Short-Term Debt:
Current portion of long-term debt	$1	$3
Short-term borrowings	48	33
	$49	$36
Long-Term Debt:
Term debt facility	$347	$346

Short-Term Debt

Short-term borrowings are primarily related to the Company's non-U.S. consolidated joint ventures and are payable in USD, Chinese Renminbi and India Rupee. The Company had short-term borrowings of $48 million and $33 million as of March 31, 2017 and December 31, 2016, respectively. Short-term borrowings increased in Q1 2017 primarily due to changes in working capital needs.

Available borrowings on outstanding affiliate credit facilities as of March 31, 2017 are approximately $17 million and certain of these facilities have pledged assets as security.

Long-Term Debt

As of December 31, 2016, the Company had an amended credit agreement (the “Credit Agreement”) which included a $350 million Term Facility  maturing April 9, 2021 and a Revolving Credit Facility with capacity of $200 million maturing April 9, 2019. Borrowings under the Term Loan accrued interest at the greater of LIBOR or 0.75%, plus 2.75%, with an option by the Company to specify the LIBOR tenor of either 1, 2, 3, or 6 months.   Loans drawn under the Revolving Credit Facility had an interest rate equal to LIBOR plus a margin ranging from 2.00% to 2.75% as specified by a ratings grid contained in the Credit Agreement. As of December 31, 2016, borrowings under the Revolving Credit Facility would accrue interest at LIBOR plus 2.50%.  There were no outstanding borrowings at year-end.

On March 24, 2017, the Company entered into a second amendment to the Credit Agreement to, among other things, extend the maturity dates of both facilities by three years and  increase the Revolving Credit Facility capacity to $300 million.  The amended Revolving Credit Facility will mature on March 24, 2022 and the amended Term Facility will mature on March 24, 2024.  In addition, the amendment reduced the LIBOR spread applicable to each of the Revolving Credit Facility and the Term Facility by 0.50% and eliminated the 0.75% LIBOR floor.  The $350 million of borrowings under the amended Term Loan Facility now accrue interest at a rate of LIBOR plus 2.25%.   As the Company received a ratings upgrade by Standard  & Poor’s during the refinancing, loans drawn under the Revolving Credit Facility  would now accrue an interest rate of LIBOR plus 1.75%, if drawn.

The Revolver Credit Facility also provides up to $75 million  availability for the issuance of letters of credit and  a maximum of $20 million for swing line borrowing.  Any amount of the facility utilized for letters of credit or swing line loans outstanding will reduce the amount available under the amended Revolving Facility. The Company may request increases in the limits under the amended Term Facility and the amended Revolving Facility and may request the addition of one or more term loan facilities under the Credit Agreement.

Outstanding borrowings may be prepaid without penalty (other than borrowings made for the purpose of reducing the effective interest rate margin or weighted average yield of the loans). There are mandatory prepayments of principal in connection with: (i) excess cash flow sweeps above certain leverage thresholds, (ii) certain asset sales or other dispositions, (iii) certain refinancing of indebtedness and (iv) over-advances under the Revolving Facility. No excess cash flow sweeps are required at the Company’s current leverage ratios.

The Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, and contains customary events of default.  The Revolving Facility also requires that the Company maintain a total net leverage ratio no greater than 3.00:1.00.  During any period when the Company’s corporate and family ratings meet investment grade ratings, certain of the negative covenants shall be suspended.  As of March 31, 2017, the Company was in compliance with all covenants.

All obligations under the Credit Agreement and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates are unconditionally guaranteed by certain of the Company’s subsidiaries. Under the terms of the Credit Agreement, all obligations under the Credit Agreement are secured by a first-priority perfected lien (subject to certain exceptions) on substantially all  property of the Company and the subsidiaries party to the Security Agreement, subject to certain limitations.

During the three months ended March 31, 2017, the Company recorded $1 million of interest expense and deferred as a non-current asset $2 million of costs in connection with amending the Credit Facility. The deferred costs will be amortized over the term of the Credit Facility. As of March 31, 2017, the amended Term Facility remains at $350 million of aggregate principle and there were no outstanding borrowings under the amended Revolving Facility.

Other

The Company has a $15 million letter of credit facility whereby the Company must maintain a collateral account equal to 103% of the aggregate stated amount of issued letters of credit (or 110% for non-U.S. currencies) and must reimburse any amounts drawn under issued letters of credit. The Company had $3 million of outstanding letters of credit issued under this facility secured by restricted cash, as of March 31, 2017.

Additionally, the Company had $17 million of locally issued letters of credit as of March 31, 2017, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 11. Employee Benefit Plans

Defined Benefit Plans

The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended March 31, 2017 and 2016 were as follows:

	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016
	(Dollars in Millions)
Costs Recognized in Income:
Service cost	$—	$—	$—	$1
Interest cost	7	7	2	2
Expected return on plan assets	(10)	(10)	(2)	(2)
Net pension (income) expense	$(3)	$(3)	$—	$1

During the three months ended March 31, 2017, cash contributions to the Company's defined benefit plans were less than $1 million for the U.S. plans and were $1 million for the non-U.S. plans. The Company expects to make cash contributions to its defined benefit pension plans of $7 million in 2017. The Company’s expected 2017 contributions may be revised.

NOTE 12. Income Taxes

During the three month period ended March 31, 2017, the Company recorded a provision for income tax on continuing operations of $16 million, which includes income tax expense in countries where the Company is profitable, withholding taxes, changes in uncertain tax benefits, and the inability to record a tax benefit for pretax losses and/or recognize tax expense for pretax income in certain jurisdictions (including the U.S.) due to valuation allowances. Pretax losses from continuing operations in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $3 million and $7 million for the three months ended March 31, 2017 and March 31, 2016, respectively, resulting in an increase in the Company's effective tax rate in those years.

The Company provides for U.S. and non-U.S. income taxes and non-U.S. withholding taxes on the projected future repatriations of the earnings from its non-U.S. operations that are not considered permanently reinvested at each tier of the legal entity structure.
During the three month period ended March 31, 2017 and 2016, the Company recognized expense primarily related to non-U.S.

withholding taxes of $2 million in both years reflecting the Company's forecasts which contemplate numerous financial and operational considerations that impact future repatriations.

The Company's provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income before income taxes, excluding equity in net income of non-consolidated affiliates for the period. Effective tax rates vary from period to period as separate calculations are performed for those countries where the Company's operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained. In determining the estimated annual effective tax rate, the Company analyzes various factors, including but not limited to, forecasts of projected annual earnings, taxing jurisdictions in which the pretax income and/or pretax losses will be generated and available tax planning strategies. The Company’s estimated annual effective tax rate is updated each quarter and may be significantly impacted by changes to the mix of forecasted earnings by tax jurisdiction. The tax impact of adjustments to the estimated annual effective tax rate are recorded in the period such estimates are revised. The Company is also required to record the tax impact of certain other non-recurring tax items, including changes in judgment about valuation allowances and uncertain tax positions, and changes in tax laws or rates, in the interim period in which they occur, rather than included in the estimated annual effective tax rate.
The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses, in particular, when there is a cumulative loss incurred over a three-year period. In regards to the full valuation allowance recorded against the U.S. net deferred tax assets, the cumulative U.S. pretax book loss adjusted for significant permanent items incurred over the three-year period ended December 31, 2016 limits the ability to consider other subjective evidence such as the Company’s plans to improve U.S. profits, and as such, the Company continues to maintain a full valuation allowance against the U.S. net deferred tax assets. Based on the Company’s current assessment, it is possible that within the next 12 to 24 months, the existing valuation allowance against the U.S. net deferred tax assets could be partially released. Any such release is dependent upon the sustained improvement in U.S. operating results, and, if such a release of the valuation allowance were to occur, it could have a significant impact on net income in the quarter in which it is deemed appropriate to partially release the reserve.

Unrecognized Tax Benefits

Gross unrecognized tax benefits as of March 31, 2017 and December 31, 2016, including amounts attributable to discontinued operations, were $18 million and $35 million, respectively. Of these amounts approximately $10 million and $12 million as of March, 2017 and December 31, 2016, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. Since the uncertainty is expected to be resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at March 31, 2017 and December 31, 2016 were $4 million in both years.

During the first quarter of 2017, the IRS completed the audit of the Company's U.S. tax returns for the 2012 and 2013 tax years. The closing of the audit did not have a material impact on the Company's effective tax rate due to the valuation allowances maintained against the Company's U.S. tax attributes resulting in a decrease in unrecognized tax benefits of $16 million. Also during the first quarter of 2017, the Company settled tax assessments from the Mexican tax authorities in the amount of $2 million related to certain transfer pricing-related issues.

With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2014, or state, local or non-U.S. income tax examinations for years before 2003, although U.S. net operating losses carried forward into open tax years technically remain open to adjustment. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in Europe, Asia and Mexico could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) in the amount of $13 million is included in Other non-current liabilities on the consolidated balance sheet.

A reconciliation of the beginning and ending amount of unrecognized tax benefits including amounts attributable to discontinued operations is as follows:

Three Months Ended March 31, 2017
(Dollars in Millions)
Beginning balance	$35
Tax positions related to current period:
Additions	1
Tax positions related to prior periods:
Reductions	(18)
Ending balance	$18

During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) related to the sale of its chassis business to a third party, which required a deposit in the amount of $15 million during 2013 necessary to open a judicial proceeding against the government in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities after attempts to reopen an appeal of the administrative decision failed. Adjusted for currency impacts and accrued interest, the deposit amount is approximately $16 million, as of March 31, 2017. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments, as well as income tax refund claims associated with other jurisdictions, total $19 million as of March 31, 2017, and are included in "Other non-current assets" on the consolidated balance sheet.
NOTE 13. Stockholders’ Equity and Non-controlling Interests

Changes in equity for the three months ended March 31, 2017 and 2016 are as follows:

	2017			2016
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Three Months Ended March 31
Beginning balance	$586	$138	$724	$1,057	$142	$1,199
Net income from continuing operations	55	4	59	32	4	36
Net income (loss) from discontinued operations	8	—	8	(13)	—	(13)
Net income	63	4	67	19	4	23
Other comprehensive income (loss)
Foreign currency translation adjustments	18	1	19	23	—	23
Unrealized hedging gain (loss)	4	—	4	(4)	—	(4)
Total other comprehensive income (loss)	22	1	23	19	—	19
Stock-based compensation, net	2	—	2	(9)	—	(9)
Share repurchase	(125)	—	(125)	(500)	—	(500)
Dividends to non-controlling interests	—	(11)	(11)	—	—	—
Ending balance	$548	$132	$680	$586	$146	$732

Share Repurchase Program

During 2016, Visteon completed two stock buyback programs with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $500 million. Under these programs, Visteon purchased 7,190,506 shares at an average price of $69.48.

On January 10, 2017, the Company's board of directors authorized $400 million of share repurchase of its shares of common stock through March 30, 2018. On February 27, 2017 entered into an accelerated share buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. On March 2, 2017, the Company received an initial delivery of 1,062,022 shares of common stock using a reference price of $94.16. The ASB's first acceleration and scheduled termination dates are April 10, and May 8, 2017, respectively. The Company may purchase additional shares pursuant to the foregoing authorization.

Non-Controlling Interests

Non-controlling interests in the Visteon Corporation economic entity are as follows:

	March 31	December 31
	2017	2016
	(Dollars in Millions)
Yanfeng Visteon Automotive Electronics Co., Ltd.	$89	$97
Shanghai Visteon Automotive Electronics, Co., Ltd.	41	39
Other	2	2
	$132	$138
Accumulated Other Comprehensive (Loss) Income
Changes in Accumulated other comprehensive (loss) income (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended March 31
	2017	2016
	(Dollars in Millions)
Changes in AOCI:
Beginning balance	$(233)	$(190)
Other comprehensive income (loss) before reclassification, net of tax	20	21
Amounts reclassified from AOCI	2	(2)
Ending balance	$(211)	$(171)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(163)	$(159)
Other comprehensive income before reclassification, net of tax (a)	19	29
Ending balance	(144)	(130)
Net investment hedge
Beginning balance	10	4
Other comprehensive loss before reclassification, net of tax (a)	(1)	(6)
Ending balance	9	(2)
Benefit plans
Beginning balance	(75)	(36)
Ending balance	(75)	(36)
Unrealized hedging (loss) gain
Beginning balance	(5)	1
Other comprehensive income (loss) before reclassification, net of tax (b)	2	(2)
Amounts reclassified from AOCI	2	(2)
Ending balance	(1)	(3)
Total AOCI	$(211)	$(171)
(a) There were no income tax effects for the three month periods ending March 31, 2017 and 2016, due to the recording of valuation allowance.
(b) Net tax tax expense of $1 million and tax benefit of $1 million are related to unrealized hedging (loss) gain for both the three months ended March 31, 2017 and 2016, respectively.

NOTE 14. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to Visteon by the weighted average number of shares of common stock outstanding. Diluted earnings per share is computed by dividing net income by the weighted average number of common and potentially dilutive common shares outstanding. Performance based share units are considered contingently issuable shares, and are included in the computation of diluted earnings per share based on the number of shares that would be issuable if the reporting date were the end of the contingency period and if the result would be dilutive.

The table below provides details underlying the calculations of basic and diluted earnings (loss) per share:

	Three Months Ended March 31
	2017	2016
	(In Millions, Except Per Share Amounts)
Numerator:
Net income from continuing operations attributable to Visteon	$55	$32
Income (loss) from discontinued operations, net of tax	8	(13)
Net income attributable to Visteon	$63	$19
Denominator:
Average common stock outstanding - basic	32.5	38.1
Dilutive effect of performance based share units and other	0.5	0.4
Diluted shares	33.0	38.5

Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon:
Continuing operations	$1.69	$0.84
Discontinued operations	0.25	(0.34)
	$1.94	$0.50
Diluted earnings (loss) per share attributable to Visteon:
Continuing operations	$1.67	$0.83
Discontinued operations	0.24	(0.34)
	$1.91	$0.49

NOTE 15. Fair Value Measurements and Financial Instruments

Fair Value Measurements

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

Items Measured at Fair Value on a Recurring Basis

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

Item Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. The fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy. These assets include long-lived assets, intangible assets and investments in affiliates, which may be written down to fair value as a result of impairment.

Items Not Carried at Fair Value

The Company's fair value of debt was approximately $401 million and $389 million as of March 31, 2017 and December 31, 2016, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2, "Other Observable Inputs" in the fair value hierarchy.

Financial Instruments

The Company is exposed to various market risks including, but not limited to, changes in foreign currency exchange rates and market interest rates. The Company manages these risks, in part, through the use of derivative financial instruments. The maximum length of time over which the Company hedges the variability in the future cash flows for forecast transactions, excluding those forecast transactions related to the payment of variable interest on existing debt, is up to eighteen months from the date of the forecast transaction. The maximum length of time over which the Company hedges forecast transactions related to the payment of variable interest on existing debt is the term of the underlying debt. The use of derivative financial instruments creates exposure to credit loss in the event of nonperformance by the counter-party to the derivative financial instruments.

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

As of March 31, 2017 and December 31, 2016, the Company had derivative instruments that consisted primarily of option and forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $153 million and $169 million, respectively. Fair value estimates of these contracts are based on quoted market prices and other observable inputs. As of March 31, 2017 and December 31, 2016, respectively, approximately $121 million and $138 million of the instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the "Accumulated other comprehensive loss" component of Stockholders’ equity in the Company’s consolidated balance sheets. There was no ineffectiveness associated with such derivatives as of March 31, 2017 and December 31, 2016 and the fair value of these derivatives was a liability of $1 million and $6 million, respectively. The difference between the gross and net value of these derivatives after offset by counter party is not material. The estimated AOCI that is expected to be reclassified into earnings within the next 12 months is a $1 million loss.

During 2015, the Company entered into currency exchange derivatives with a notional amount of $150 million to manage foreign currency exposure on certain non-U.S. denominated foreign entities. These derivatives have been designated as hedges of the Company's net investments in European affiliates with the effective portion of the gain or loss reported in the "Accumulated other comprehensive loss" component of Stockholder's equity in the Company's consolidated balance sheet. There was no ineffectiveness associated with such derivatives as of March 31, 2017 and December 31, 2016 and the fair value of these derivatives was an asset of $5 million and $6 million, respectively.

Interest Rate Risk: The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company uses derivative financial instruments to manage exposure to fluctuations in interest rates in connection with its risk management policies. During 2015, the Company entered into interest rate swaps with a notional amount of $150 million that effectively convert designated cash flows associated with underlying interest payments on the Term Facility from a variable interest rate to a fixed interest rate, the maturities of these swaps will not exceed the underlying Term Facility. The instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the "Accumulated other comprehensive loss" component of Stockholders' equity in the Company's consolidated balance sheets and such gains and losses will be reclassified at the time the underlying hedged transactions are realized. The ineffective portion of these swaps is assessed based on the hypothetical derivative method and is recorded as interest expense in the Company's consolidated statements of comprehensive income. As of March 31, 2017 and December 31, 2016 there was no ineffectiveness associated with these derivatives and the fair value was a liability of less than $1 million and $1 million, respectively. AOCI that is expected to be reclassified into earnings within the next 12 months is a $2 million loss.

Financial Statement Presentation

Gains and losses on derivative financial instruments for the three months ended March 31, 2017 and 2016 are as follows:

	Recorded (Loss) Income into AOCI, net of tax		Reclassified from AOCI into (Income) Loss		Recorded in (Income) Loss
	2017	2016	2017	2016	2017	2016
	(Dollars in Millions)
Three Months Ended March 31
Foreign currency risk - Cost of sales
Cash flow hedges	$2	$1	$2	$(2)	$—	$—
Net investment hedges	(1)	(6)	—	—	—	—
Non-designated cash flow hedges	—	—	—	—	(1)	—
Interest rate risk - Interest expense, net:
Interest rate swap	—	(3)	—	—	—	—
	$1	$(8)	$2	$(2)	$(1)	$—

Concentrations of Credit Risk
Financial instruments including cash equivalents, derivative contracts, and accounts receivable, expose the Company to counter-party credit risk for non-performance. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s credit rating requirements. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counter-party and through monitoring counter-party credit risks.

The Company's credit risk with any individual customer does not exceed ten percent of total accounts receivable except for Ford and its affiliates which represents 16% of the balance as of March 31, 2017 and December 31, 2016, Mazda which represents less then 10% and 10% of the balance as of March 31, 2017 and December 31, 2016, respectively, and Nissan/Renault which represents 10% of the balance as of March 31, 2017 and December 31, 2016.

NOTE 16. Commitments and Contingencies

Litigation and Claims

In 2003, the Local Development Finance Authority of the Charter Township of Van Buren, Michigan (the “Township”) issued approximately $28 million in bonds finally maturing in 2032, the proceeds of which were used at least in part to assist in the development of the Company’s U.S. headquarters located in the Township. During January 2010, the Company and the Township entered into a settlement agreement (the “Settlement Agreement”) that, among other things, reduced the taxable value of the headquarters property to current market value and facilitated certain claims of the Township in the Company’s chapter 11 proceedings. The Settlement Agreement also provided that the Company would continue to negotiate in good faith with the Township in the event that property tax payments was inadequate to permit the Township to meet its payment obligations with respect to the bonds. In September 2013, the Township notified the Company in writing that it is estimating a shortfall in tax revenues of between $25 million and $36 million, which could render it unable to satisfy its payment obligations under the bonds. On May 12, 2015, the Township commenced a proceeding against the Company in the U. S. Bankruptcy Court for the District of Delaware in connection with the foregoing. Upon the Company’s motion to dismiss, the Township dismissed the proceeding before the Delaware Bankruptcy Court and re-commenced the proceeding against the Company in the Michigan Wayne County Circuit Court for the State of Michigan on July 2, 2015. The Township sought damages or, alternatively, declaratory judgment that, among other things, the Company is responsible under the Settlement Agreement for payment of any shortfall in the bond debt service payments. On February 2, 2016, the Wayne County Circuit Court dismissed the Township’s lawsuit without prejudice on the basis that the Township’s claims were not ripe for adjudication and the Township has appealed this decision to the Michigan Court of Appeals. The Company disputes the factual and legal assertions made by the Township and intends to vigorously defend the matter. The Company is not able to estimate the possible loss or range of loss in connection with this matter.

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

In November 2013, the Company and Halla Visteon Climate Control Corporation, a Korean corporation (“HVCC”), jointly filed an Initial Notice of Voluntary Self-Disclosure statement with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) regarding certain sales of automotive HVAC components by a minority-owned, Chinese joint venture of HVCC into Iran. The Company updated that notice in December 2013, and subsequently filed a voluntary self-disclosure regarding these sales with OFAC in March 2014. In May 2014, the Company voluntarily filed a supplementary self-disclosure identifying additional sales of automotive HVAC components by the Chinese joint venture, as well as similar sales involving an HVCC subsidiary in China, totaling approximately $12 million, and filed a final voluntary-self disclosure with OFAC on October 17, 2014. OFAC is currently reviewing the results of the Company’s investigation. Following that review, OFAC may conclude that the disclosed sales resulted in violations of U.S. economic sanctions laws and warrant the imposition of civil penalties, such as fines, limitations on the Company's ability to export products from the United States, and/or referral for further investigation by the U.S. Department of Justice. Any such fines or restrictions may be material to the Company’s financial results in the period in which they are imposed, but at this time is not able to estimate the possible loss or range of loss in connection with this matter. Additionally, disclosure of this conduct and any fines or other action relating to this conduct could harm the Company’s reputation and have a material adverse effect on our business, operating results and financial condition. The Company cannot predict when OFAC will conclude its own review of our voluntary self-disclosures or whether it may impose any of the potential penalties described above.

The Company's operations in Brazil and Argentina are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of March 31, 2017, the Company maintained accruals of approximately $10 million and $5 million for claims aggregating approximately $59 million and $34 million in Brazil and Argentina, respectively. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.

Guarantees and Commitments

The Company provided a $18 million loan guarantee to YFVIC. The guarantee contains standard non-payment provisions to cover the borrowers in event of non-payment of principal, accrued interest, and other fees, and the loan is expected to be fully paid by September 2019.

As part of the agreements of the Climate Transaction and Interiors Divestiture, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of March 31, 2017, the Company has approximately $7 million and $6 million of outstanding guarantees respectively, related to divested Climate and Interiors entities. These guarantees will generally cease upon expiration of current lease agreements.

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

	Three Months Ended March 31
	2017	2016
	(Dollars in Millions)
Beginning balance	$55	$38
Accruals for products shipped	6	4
Changes in estimates	3	(2)
Specific cause actions	—	(1)
Recoverable warranty/recalls	—	1
Foreign currency	1	1
Settlements	(13)	(3)
Ending balance	$52	$38

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of March 31, 2017 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 17. Segment Information

Financial results for the Company's reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's chief operating decision maker in allocating resources and in assessing performance. The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company’s segment primarily based on net sales, before elimination of inter-company shipments, Adjusted EBITDA (non-GAAP financial measure) and operating assets.

The Company’s current reportable segment is Electronics. The Company's Electronics segment provides vehicle cockpit electronics products to customers, including audio systems, information displays, instrument clusters, head up displays, infotainment systems, and telematics solutions. Prior to 2017, the Company also had Other operations consisting primarily of South Africa climate operations sold on November 1, 2016 and South America climate operations substantially exited during the fourth quarter of 2016.
Segment Sales

	Three Months Ended March 31
	2017	2016
	(Dollars in Millions)
Electronics	$810	$793
Other	—	9
Total consolidated sales	$810	$802

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

Segment Adjusted EBITDA is summarized below:

	Three Months Ended March 31
	2017	2016
	(Dollars in Millions)
Electronics	$101	$94
Other	—	(5)
Adjusted EBITDA	$101	$89

The reconciliation of Adjusted EBITDA to net income attributable to Visteon is as follows:

	Three Months Ended March 31
	2017	2016
	(Dollars in Millions)
Adjusted EBITDA	$101	$89
Depreciation and amortization	19	21
Restructuring expense	1	10
Interest expense, net	5	2
Equity in net income of non-consolidated affiliates	(2)	—
Other expense, net	1	4
Provision for income taxes	16	13
(Income) loss from discontinued operations, net of tax	(8)	13
Net income attributable to non-controlling interests	4	4
Non-cash, stock-based compensation expense	2	2
Other	—	1
Net income attributable to Visteon Corporation	$63	$19

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016 filed with the Securities and Exchange Commission on February 23, 2017, and the financial statements and accompanying notes to the financial statements included elsewhere herein.

Description of Business

Visteon Corporation (the "Company" or "Visteon") is a global automotive supplier that designs, engineers and manufactures innovative electronics products for nearly every original equipment vehicle manufacturer ("OEM") worldwide including Ford, Mazda, Renault/Nissan, General Motors, Honda, BMW and Daimler. Visteon is headquartered in Van Buren Township, Michigan and has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 10,000 employees, dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., with a heavy concentration in low-cost geographic regions.

Visteon provides value for its customers and stockholders through its technology-focused vehicle cockpit electronics business, by delivering a rich, connected cockpit experience for every car from luxury to entry. The Company's cockpit electronics business is one of the broadest portfolios in the industry and includes instrument clusters, information displays, infotainment systems, audio systems, telematics solutions, and head up displays. The Company's vehicle cockpit electronics business comprises and is reported under the Electronics segment. In addition to the Electronics segment, the Company had residual operations in South America and South Africa previously associated with the Interiors and Climate businesses, sold or exited by December 31, 2016, but not subject to discontinued operations classification that comprised Other.

Strategic Initiatives

Visteon is a technology-focused, pure-play supplier of automotive cockpit electronics and connected car solutions. The Company has laid out the following strategic initiatives for 2017 and beyond:

•
Strengthen the Core - Visteon offers technology and related manufacturing operations for audio, head-up displays, information displays, infotainment, instrument clusters and telematics products. During the first quarter of 2017, the Company won $1.5 billion in new business, representing a 25% increase when compared to the same period in 2016. The first quarter 2017 new business wins are primarily infotainment awards and include the third award of SmartCore cockpit technology. The Company's backlog, defined as cumulative remaining life of program booked sales, is approximately $16.7 billion as of March 31, 2017, or 5.4 times the last twelve months of sales, reflecting a strong booked sales base on which to launch future growth.

Core business financial results continue to improve with Adjusted EBITDA margin for electronics of 12.5% in first quarter 2017 compared with 11.9% in the same period of 2016. The Company expects to deliver cost efficiencies by streamlining selling, general and administration costs and engineering costs, improving free cash flow, optimizing the capital structure and driving savings benefits as revenue grows.

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

•
Accelerate China Business - The Company plans to accelerate its China business as China’s economic environment offers significant growth opportunities in sales and new technology launches. Visteon will continue to leverage joint venture relationships to drive adoption of new offerings. Approximately 39% of the Company's $16.7 billion of backlog is expected to be manufactured in Asia.

•
Enhance Shareholder Returns - On January 10, 2017, the Company's board of directors authorized up to $400 million of share repurchases through March 30, 2018. On February 27, 2017, Visteon entered into an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. On March 2, 2017, Visteon received an initial delivery of 1,062,022 shares of common stock using a reference price of $94.16. The ASB's first acceleration and scheduled termination dates are April 10, and May 8, 2017, respectively.

The Company may purchase additional shares pursuant to the foregoing authorization.

Executive Summary

The Company's Electronics sales for the three months ended March 31, 2017 totaled $810 million, the pie charts below highlight the sales breakdown for the three months ended March 31, 2017.

Three Months Ended March 31, 2017

Light vehicle production continued to grow at a modest rate in the first quarter of 2017. North America production, at 2.5%, lagged the global growth rate of 5.8% amid  concerns of rising inventory stocks. South America production increased 19% amid signs that the region may be recovering from the bottom of the economic downturn.

Light vehicle production levels for the three months ended March 31, 2017 and 2016, by geographic region are provided below:

	Three Months Ended March 31
	2017	2016	Change
	(Units in Millions)
Global	24.4	23.0	5.8%
Asia Pacific	12.5	11.9	5.3%
Europe	5.9	5.5	6.3%
North America	4.6	4.5	2.5%
South America	0.7	0.6	19.0%
Other	0.7	0.5	22.3%
Source: IHS Automotive
Significant aspects of the Company's financial results during the three month periods ended March 31, 2017 include the following:

•
The Company recorded sales of $810 million for the three months ended March 31, 2017, representing an increase of $8 million when compared with the same period of 2016. The increase was primarily due to favorable volumes, product mix, and net new business, partially offset by Euro and Chinese Renminbi currency impacts, customer pricing net of design changes and the exit of other climate operations in 2016.

•
Gross margin was $131 million or 16.2% of sales for the three months ended March 31, 2017, compared to $121 million or 15.1% of sales for the same period of 2016. The increase was primarily attributable to favorable volumes, net new business and product mix, and improved cost performance, partially offset by customer pricing.

•
Net income attributable to Visteon was $63 million for the three months ended March 31, 2017, compared to net income of $19 million for the same period of 2016. The increase of $44 million includes higher income from discontinued operations of $21 million primarily resulting from the the India electronics purchase gain associated with the Climate Transaction and the exit of the interiors South America operations which were generating losses in 2016. Net income also increased as a result of improved gross margin of $5 million for electronics operations and $5 million related to the 2016 exit of climate operations, reduced selling, general and administrative expenses of $5 million, and lower restructuring expense of $9 million, partially offset by higher income taxes of $3 million.

•
Including discontinued operations, cash used by operating activities was $10 million for the three months ended March 31, 2017, compared with a use of $58 million in the same period of 2016. The reduction in operating cash outflow is primarily attributable to higher net income of $44 million and lower cash tax payments net of expense of $40 million, partially offset by a higher working capital use of approximately $18 million. Additionally, timing impacts related to capitalized engineering recoveries and non-consolidated subsidiary payments accounted for a net outflow of approximately $18 million.

•
Total cash was $692 million as of March 31, 2017, $190 million lower than $882 million as of December 31, 2016, primarily attributable to share repurchases of $125 million and the repurchase of the India electronics operations sold in connection with the Climate Transaction of $47 million.

Consolidated Results of Operations - Three Months Ended March 31, 2017 and 2016

The Company's consolidated results of operations for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31
	2017	2016	Change
	(Dollars in Millions)
Sales	$810	$802	$8
Cost of sales	679	681	(2)
Gross margin	131	121	10
Selling, general and administrative expenses	51	56	(5)
Restructuring expense	1	10	(9)
Interest expense, net	5	2	3
Equity in net income of non-consolidated affiliates	2	—	2
Other expense, net	1	4	(3)
Provision for income taxes	16	13	3
Net income from continuing operations	59	36	23
Income (loss) from discontinued operations	8	(13)	21
Net income	67	23	44
Net income attributable to non-controlling interests	4	4	—
Net income attributable to Visteon Corporation	$63	$19	$44
Adjusted EBITDA*	$101	$89	$12

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales

Sales for the three months ended March 31, 2017 totaled $810 million, which represents an increase of $8 million compared with the same period of 2016. Favorable volumes, product mix, and net new business increased sales by $46 million. Unfavorable currency decreased sales by $11 million, primarily attributable to the Euro and Chinese Renminbi partially offset by by the Japanese Yen. Other reductions were associated with customer pricing, net of design savings and the exit of other climate operations in 2016.

Cost of Sales

Cost of sales decreased $2 million for the three months ended March 31, 2017 when compared with the same period in 2016. Increased volumes, product mix, and net new business increased cost of sales by $41 million. Foreign currency decreased cost of sales by $13 million primarily attributable to the Chinese Renminbi, Euro, Japanese Yen, Mexican Peso, and Indian Rupee. The exit and wind down of other climate operations decreased cost of sales by $14 million. Net efficiencies, including material, design and usage economics, manufacturing efficiencies, and warranty costs decreased cost of sales by $16 million.

Gross Margin

Gross margin was $131 million or 16.2% of sales for the three months ended March 31, 2017 compared to $121 million or 15.1% of sales for the same period of 2016. The $10 million increase in gross margin included $5 million from favorable volumes, net new business and product mix and $5 million related to the exit of climate operations. Currency increased gross margin by $2 million as the impact of the Japanese Yen, Mexican Peso, and Indian Rupee were partially offset by the Euro and Chinese Renminbi. Gross margin also included $2 million of unfavorable customer pricing reductions and increased warranty costs partially offset by material and manufacturing cost efficiencies.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $51 million or 6.2% of sales and $56 million or 6.9% of sales during the three months ended March 31, 2017 and 2016, respectively. The decrease is primarily related to net efficiencies including lower bad debt expense and impacts of restructuring actions.

Restructuring Expense

Electronics: During the first quarter of 2016, the Company announced a restructuring program to transform the Company's engineering organization and supporting functional areas to focus on execution and technology. The organization will be comprised of regional engineering, product management and advanced technologies, and global centers of competence. During the first quarter of 2016, the Company recorded approximately $11 million of restructuring expenses, net of reversals, under this program, associated with approximately 90 employees.

During the fourth quarter of 2016, the Company announced a restructuring program impacting engineering and administrative functions to further align the Company's engineering and related administrative footprint with its core product technologies and customers. Through March 31, 2017, the Company has recorded approximately $28 million of restructuring expenses under this program, associated with approximately 250 employees, and expects to incur up to $45 million of restructuring costs for this program. During the three months ended March 31, 2017, the Company has recorded approximately $1 million of restructuring expenses under this program.

Interest Expense, Net

Interest expense, net was $5 million and $2 million, for the three months ended March 31, 2017 and 2016 respectively. The increase in net interest expense results from lower interest income due to lower cash balances, higher term loan interest expense associated with the LIBOR rate increase and financing fees for the Amended Credit Facilities as further described in Note 10, Debt.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was $2 million and break-even for the three month periods ended March 31, 2017 and 2016 respectively. The income in 2017 is primarily attributable to the Company's equity interest in Yanfeng Visteon Investment Company, primarily related to the timing of engineering recoveries.

Other Expense, Net

Other expense, net consists of the following:

	Three Months Ended March 31
	2017	2016
	(Dollars in Millions)
Transformation initiatives	$—	$3
Transaction exchange loss	—	1
Loss on non-consolidated affiliate transaction	1	—
	$1	$4

Transformation initiative costs, information technology separation costs, integration of acquired business, and financial and advisory services incurred in connection with the Company's transformation into a pure play cockpit electronics business.

Income Taxes

The Company's provision for income taxes of $16 million for the three months ended March 31, 2017 represents an increase of $3 million when compared with $13 million in the same period of 2016. The increase in tax expense is primarily attributable to the non-recurrence of a $3 million discrete income tax benefit in connection with certain income tax incentives formally approved by the Portuguese tax authorities during the first quarter of 2016, while the increase in income tax related to the overall increase in year-over-year earnings was largely offset by a decrease in income tax related to the year-over-year impact of changes in the mix of earnings and differing tax rates between jurisdictions.

Discontinued Operations

The operations subject to the Interiors Divestiture and Climate Transaction met conditions required to qualify for discontinued operations reporting. Accordingly, the results of operations for the Interiors and Climate businesses have been reclassified to income (loss) from discontinued operations, net of tax in the consolidated statements of comprehensive income for the three month periods ended March 31, 2017 and 2016. The three months ending March 31, 2017 included a $7 million gain on the repurchase of the India electronics operations associated with the 2015 Climate Transaction. The three months ending March 31, 2016 primarily included results of the South America interiors operations divested on December 1, 2016 and a tax benefit related to previously divested climate operations.

Net Income

Net income attributable to Visteon was $63 million for the three months ended March 31, 2017, compared to net income of $19 million for the same period of 2016. The increase of $44 million includes improved gross margin of $5 million for electronics operations and $5 million related to the 2016 exit of climate operations, reduced selling, general and administrative expenses of $5 million, lower restructuring expense of $9 million, a change in discontinued operations of $21 million associated with the gain on the electronics repurchase and the non-recurrence of interiors' operating losses, offset by higher income taxes of $3 million.

Adjusted EBITDA

Adjusted EBITDA (a non-GAAP financial measure, as defined below) was $101 million for the three months ended March 31, 2017, representing an increase of $12 million when compared with Adjusted EBITDA of $89 million for the same period of 2016. The increase included $5 million from favorable volumes, net new business and product mix, $5 million for other climate operations exited in 2016, and $2 million of favorable currency. Net cost performance, driven by material, manufacturing, and selling, general, and administrative cost efficiencies offset customary pricing given to customers and higher warranty expense, was consistent year-over-year.

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

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the three months ended March 31, 2017 and 2016, is as follows:

	Three Months Ended March 31
	2017	2016	Change
	(Dollars in Millions)
Adjusted EBITDA	$101	$89	$12
Depreciation and amortization	19	21	(2)
Restructuring expense	1	10	(9)
Interest expense, net	5	2	3
Equity in net income of non-consolidated affiliates	(2)	—	(2)
Other expense, net	1	4	(3)
Provision for income taxes	16	13	3
(Income) loss from discontinued operations, net of tax	(8)	13	(21)
Net income attributable to non-controlling interests	4	4	—
Non-cash, stock-based compensation expense	2	2	—
Other	—	1	(1)
Net income attributable to Visteon Corporation	$63	$19	$44

Segment Results of Operations - Three Months Ended March 31, 2017 and 2016

The Company's operating structure is organized into a global Electronics product group. This global product group has financial and operating responsibility over the design, development and manufacture of the Company's product portfolio. Certain functions such as sales activities, procurement, information technology and other administrative activities are managed on a global basis with regional deployment. The Company's Electronics segment provides vehicle cockpit electronics products to customers, including audio systems, information displays, instrument clusters, head up displays, infotainment systems, and telematics solutions.

Prior to 2017, the Company also had Other operations consisting primarily of the South Africa climate operations sold on November 1, 2016 and the South America climate operations exited during the fourth quarter of 2016.

Sales by Segment

	Electronics	Other	Total
	(Dollars in Millions)
Three months ended March 31, 2016	$793	$9	$802
Volume, mix, and net new business	46	—	46
Currency	(11)	—	(11)
Customer pricing and other	(18)	—	(18)
Exit and wind-down	—	(9)	(9)
Three months ended March 31, 2017	$810	$—	$810

Electronics sales increased during the three months ended March 31, 2017 by $17 million. Higher production volumes and new business increased sales by $46 million. Volume, mix, and net new business improved in every region. Unfavorable currency, primarily related to the Chinese Renminbi and Euro partially offset by the Japanese Yen, decreased sales by $11 million. Other reductions reflected customer pricing net of design changes.

Cost of Sales by Segment

	Electronics	Other	Total
	(Dollars in Millions)
Three months ended March 31, 2016	$667	$14	$681
Currency	(13)	—	(13)
Volume, mix, and net new business	41	—	41
Exit and wind-down	—	(14)	(14)
Net cost performance	(16)	—	(16)
Three months ended March 31, 2017	$679	$—	$679

Electronics cost of sales increased during the three months ended March 31, 2017 by $12 million when compared with the same period in 2016. Cost of sales increased $41 million attributable to higher volumes as well as changes in product mix, representing the variable nature of material and labor costs. Foreign currency decreased cost of sales by $13 million primarily attributable to the Chinese Renminbi, Euro, Japanese Yen, Mexican Peso, and Indian Rupee. Additionally, the Company recognized $16 million of net efficiencies related to material and manufacturing costs.

Cost of sales includes net engineering costs, comprised of gross engineering expenses related to forward model program development and advanced engineering activities, partially offset by engineering cost recoveries from customers. Electronics gross engineering expenses were $92 million for the three months ended March 31, 2017, a decrease of $1 million compared to the same period of 2016. Engineering recoveries were $21 million for the three months ended March 31, 2017, $2 million higher than the recoveries recorded in the same period of 2016. Engineering cost recoveries can fluctuate period to period depending on underlying contractual terms and conditions and achievement of related development milestones.

Adjusted EBITDA by Segment

Changes in Adjusted EBITDA by segment are presented in the table below:

	Electronics	Other	Total
	(Dollars in Millions)
Three months ended March 31, 2016	$94	$(5)	$89
Volume, mix, and net new business	5	—	5
Currency	2	—	2
Exit and wind-down	—	5	5
Other	—	—	—
Three months ended March 31, 2017	$101	$—	$101

Electronics Adjusted EBITDA increased $7 million for the three months ended March 31, 2017 when compared to the same period of 2016. Higher volumes and new business, primarily in Asia, increased Adjusted EBITDA by $5 million. Currency increased adjusted EBITDA by $2 million primarily related to the Japanese Yen, Mexican Peso. and Indian Rupee partially offset by the China Renmimbi and Euro. Net cost performance was neutral as material, manufacturing, and selling, general and administrative efficiencies were offset by customer pricing.

Liquidity

The Company's primary sources of liquidity are cash flows from operations, existing cash balances, and borrowings under available credit facilities, if necessary. The Company believes that funds generated from these sources will be adequate to fund its liquidity for current business requirements.

A portion of the Company's cash flows from operations are generated outside of the U.S. Accordingly, the Company utilizes a combination of cash repatriation strategies, including dividends, royalties, intercompany loan repayments and other distributions and advances to provide the funds necessary to meet obligations globally. The Company’s ability to access funds from its subsidiaries using these repatriation strategies is subject to, among other things, customary regulatory and statutory requirements and contractual arrangements including joint venture agreements and local credit facilities. Additionally, such repatriation strategies may be adjusted or modified as the Company continues to, among other things, rationalize its business portfolio and cost structure.

The Company's ability to generate operating cash flow is dependent on the level, variability and timing of its customers' worldwide vehicle production, which may be affected by many factors including, but not limited to, general economic conditions, specific industry conditions, financial markets, competitive factors and legislative and regulatory changes. The Company monitors the macroeconomic environment and its impact on vehicle production volumes in relation to the Company's specific cash needs. The Company's intra-year needs are impacted by seasonal effects in the industry, such as mid-year shutdowns, the subsequent ramp-up of new model production and the additional year-end shutdowns by primary customers.

To the extent that the Company's liquidity needs exceed cash provided by its operating activities, the Company would look to cash balances on hand, its $300 million revolving credit facility due March 24, 2022, other affiliate working capital lines of credit, or additional capital through debt or equity markets. Availability under outstanding affiliate credit facilities as of March 31, 2017 is approximately $17 million. See Note 10 "Debt" to the accompanying consolidated financial statements for a more comprehensive discussion of the Company's Term and Revolving Facilities. Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. On March 7, 2017, Standard & Poor's Ratings Services upgraded Visteon Corp. to 'BB', from 'BB-', with stable outlook. Moody's has reaffirmed the Company's credit rating of Ba3.

Cash Balances

As of March 31, 2017, the Company had total cash of $692 million, including $4 million of restricted cash. Cash balances totaling $431 million were located in jurisdictions outside of the United States, of which approximately $155 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds are repatriated to operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

Other Items Affecting Liquidity

During the first half of 2017, the Company expects to make remaining payments of approximately $32 million related to the Germany Interiors Divestiture that closed on December 1, 2015.

The Company is authorized to execute $275 million of additional share repurchases to complete the $400 million share repurchase program, as discussed in Note 13, "Stockholders' Equity and Non-Controlling Interests" of the consolidated financial statements under Item 1. This repurchase program expires in March 2018.

During the three months ended March 31, 2017, cash contributions to the Company's U.S. and non-U.S. defined benefit pension plan were $1 million. The Company expects to make cash contributions to its defined benefit pension plans of $7 million in 2017. Estimated cash contributions for 2018 through 2020, under current regulations and market assumptions are approximately $29 million.

Cash Flows

Operating Activities
Including discontinued operations, the Company used $10 million of cash in operating activities during the three months ended March 31, 2017, compared to cash used by operations of $58 million during the same period of 2016 representing a $48 million improvement. The increase in operating cash is attributable to higher net income of  $44 million and lower cash tax payments net of expense of $40 million primarily in Japan and the U.S., offset partially by higher working capital use of approximately $18 million, including a 2016 benefit from a planned inventory consolidation action. Additionally, timing impacts related to capitalized engineering recoveries and payments with non-consolidated subsidiaries accounted for a net outflow of approximately $18 million.

Investing Activities

Cash used from investing activities during the three months ended March 31, 2017 totaled $69 million, compared to net cash provided by investing activities of $373 million for the same period in 2016, for a decrease of $442 million. Net cash used by investing activities during the three months ended March 31, 2017, includes the purchase of the India electronics operations associated with the Climate Transaction of $47 million, capital expenditures of $32 million, partially offset by proceeds for divestitures of an equity based investment in China and a cost based investment in Europe totaling $10 million.
Net cash flow provided by investing activities for the three months ended March 31, 2016 includes the Climate Transaction withholding tax refund of $356 million, liquidation of investments in short-term securities of $47 million, partially offset by capital expenditures of $25 million, and a $8 million net shareholder loan to a non-consolidated affiliate.

Financing Activities

Cash used by financing activities during the three months ended March 31, 2017 totaled $117 million, compared to $2,248 million used by financing activities for the same period in 2016, for a decrease in cash used by financing activities of $2,131 million. Cash used by financing activities during the three months ended March 31, 2017 included share repurchases of $125 million, and Corporate Term and Revolving Facility amendment fees of $3 million, partially offset by a net debt increase of $13 million.

Cash used by financing activities during the three months ended March 31, 2016 of $2,248 million, included a distribution payment of $1,736 million, accelerated share repurchases of $500 million, stock based compensation tax withholding payments of $11 million and net debt payments of $1 million.

Debt and Capital Structure

See Note 10, “Debt” to the consolidated financial statements included in Item 1.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Fair Value Measurement

See Note 15, “Fair Value Measurements and Financial Instruments” to the consolidated financial statements included in Item 1.

Recent Accounting Pronouncements

See Note 2 “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements in Item 1.

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

•	Visteon’s ability to access funds generated by its foreign subsidiaries and joint ventures on a timely and cost effective basis.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers.

•	Changes in vehicle production volume of Visteon’s customers in the markets where it operates, and in particular changes in Ford’s vehicle production volumes and platform mix.

•	Increases in our vendor's commodity costs or disruptions in the supply of commodities, including aluminum, copper, fuel and natural gas.

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

Foreign Currency Risk

The Company's net cash inflows and outflows that are exposed to the risk of changes in exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends, investments in subsidiaries and anticipated foreign currency denominated transaction proceeds. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to reduce the impact to the Company's cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary hedged foreign currency exposures include the Euro, Japanese Yen, and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. As of March 31, 2017 and December 31, 2016, the net fair value of such currency exchange derivatives, foreign currency forward and option contracts was a net asset of $4 million and less than $1 million, respectively. Maturities of these instruments generally do not exceed eighteen months.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $29 million and $31 million for foreign currency derivative financial instruments as of March 31, 2017 and December 31, 2016, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars.

Interest Rate Risk

The Company is subject to interest rate risk, principally in relation to variable rate debt. The Company may use derivative financial instruments to manage exposure to fluctuations in interest rates.

During 2015, the Company entered into interest rate swaps with a notional amount of $150 million that effectively convert designated cash flows associated with underlying interest payments on the Term Facility from a variable interest rate to a fixed interest rate, the maturities of these swaps will not exceed the underlying Term Facility. The instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the Accumulated other comprehensive income component of Stockholders' equity in the Company's consolidated balance sheets and such gains and losses will be reclassified at the time the underlying hedged transactions are realized. The ineffective portion of these swaps is assessed based on the hypothetical derivative method and is recorded as interest expense in the Company's consolidated statements of comprehensive income. As of March 31, 2017 and December 31, 2016 there was no ineffectiveness associated with these derivatives and the fair value was a liability of less than $1 million and $1 million, respectively.

The Company significantly reduced interest rate exposure after entering the swap transactions in 2015. The variable rate basis of debt is approximately 59% as of March 31, 2017 and December 31, 2016.

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

As of March 31, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017.

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II
Other Information

Item 1.	Legal Proceedings

See the information above under Note 16, "Commitments and Contingencies," to the consolidated financial statements which is incorporated herein by reference.

Item 1A.	Risk Factors

For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2016. See also, "Forward-Looking Statements" included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the first quarter of 2017.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3) (in millions)
Jan. 1, 2017 to Mar. 31, 2017	1,072,238	$94.15	1,062,022	$275
Total	1,072,238	$94.15	1,062,022	$275

(1)
Includes shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share and stock unit awards made pursuant to the Visteon Corporation 2010 Incentive Plan.

(2)
On February 27, 2017, the Company entered into an ASB program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. On March 2, 2017 the Company received an initial delivery of 1,062,022. Approximately an additional 300,000 shares are expected to be received upon completion of this program, no later than May 8, 2017.

(3)
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

The exhibits listed on the "Exhibit Index" on Page 42 hereof are filed with this report or incorporated by reference as set forth therein.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Visteon Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ Stephanie S. Marianos
Stephanie S. Marianos
Vice President and Chief Accounting Officer

Date: April 27, 2017

Exhibit Index

Exhibit No.	Description
10.1
Amendment No. 2, dated as of March 24, 2017, to Credit Agreement, dated as of April 9, 2014  (as amended by the Waiver and Amendment No. 1 to Credit Agreement, dated as of March 25, 2015), by and among Visteon Corporation, each lender from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on March 27, 2015).

10.2	Form of Performance Stock Unit Grant Agreement (2017) under the Visteon Corporation 2010 Incentive Plan.*
10.3	Amendment, dated as of February 3, 2017, to the Visteon Corporation Supplemental Executive Retirement Plan, as amended through February 3, 2017.*
10.4	2010 Visteon Executive Severance Plan, as amended and restated as of February 3, 2017.*
10.5
Schedule identifying substantially identical agreements to Officer Change in Control Agreements hereunto entered into with Messrs. Garcia, Bilolikar, Cole, Fitzgerald, Pynnonen, Schupfner, Vallance and Robertson.*

31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated April 27, 2017.
31.2	Rule 13a-14(a) Certification of Executive Vice President, Chief Financial Officer dated April 27, 2017.
32.1	Section 1350 Certification of Chief Executive Officer dated April 27, 2017.
32.2	Section 1350 Certification of Executive Vice President, Chief Financial Officer dated April 27, 2017.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
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