Form 10-Q
period 2017-06-30
VISTEON CORP
filed 2017-07-27
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017,
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of July 20, 2017, the registrant had outstanding 31,171,820 shares of common stock.
Exhibit index located on page number 47.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.	Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Sales	$774	$773	$1,584	$1,575
Cost of sales	662	664	1,341	1,345
Gross margin	112	109	243	230
Selling, general and administrative expenses	53	54	104	110
Restructuring expense	3	7	4	17
Interest expense	5	4	11	8
Interest income	1	1	2	3
Equity in net income of non-consolidated affiliates	3	3	5	3
Other (income) expense, net	(3)	—	(2)	4
Income before income taxes	58	48	133	97
Provision for income taxes	10	9	26	22
Net income from continuing operations	48	39	107	75
Income (loss) from discontinued operations, net of tax	—	(9)	8	(22)
Net income	48	30	115	53
Net income attributable to non-controlling interests	3	4	7	8
Net income attributable to Visteon Corporation	$45	$26	$108	$45

Basic earnings (loss) per share:
Continuing operations	$1.43	$1.03	$3.12	$1.85
Discontinued operations	—	(0.26)	0.25	(0.61)
Basic earnings per share attributable to Visteon Corporation	$1.43	$0.77	$3.37	$1.24

Diluted earnings (loss) per share:
Continuing operations	$1.41	$1.02	$3.07	$1.83
Discontinued operations	—	(0.26)	0.24	(0.60)
Diluted earnings per share attributable to Visteon Corporation	$1.41	$0.76	$3.31	$1.23

Comprehensive income:
Comprehensive income	$56	$29	$146	$71
Comprehensive income attributable to Visteon Corporation	$52	$27	$137	$65

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	June 30	December 31
	2017	2016
ASSETS
Cash and equivalents	$730	$878
Restricted cash	4	4
Accounts receivable, net	519	505
Inventories, net	165	151
Other current assets	159	170
Total current assets	1,577	1,708

Property and equipment, net	352	345
Intangible assets, net	127	129
Investments in non-consolidated affiliates	39	45
Other non-current assets	151	146
Total assets	$2,246	$2,373

LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$42	$36
Accounts payable	439	463
Accrued employee liabilities	90	103
Other current liabilities	234	309
Total current liabilities	805	911

Long-term debt	347	346
Employee benefits	305	303
Deferred tax liabilities	22	20
Other non-current liabilities	62	69

Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of June 30, 2017 and December 31, 2016)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 31 and 33 million shares outstanding as of June 30, 2017 and December 31, 2016, respectively)	1	1
Additional paid-in capital	1,331	1,327
Retained earnings	1,377	1,269
Accumulated other comprehensive loss	(204)	(233)
Treasury stock	(1,936)	(1,778)
Total Visteon Corporation stockholders’ equity	569	586
Non-controlling interests	136	138
Total equity	705	724
Total liabilities and equity	$2,246	$2,373

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Millions)
(Unaudited)

	Six Months Ended June 30
	2017	2016
Operating Activities
Net income	$115	$53
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	41	41
Equity in net income of non-consolidated affiliates, net of dividends remitted	(5)	(3)
Non-cash stock-based compensation	6	4
Gain on India operations repurchase	(7)	—
(Gains) losses on divestitures and impairments	(2)	4
Other non-cash items	3	1
Changes in assets and liabilities:
Accounts receivable	8	27
Inventories	(8)	5
Accounts payable	(20)	(17)
Accrued income taxes	2	(49)
Other assets and other liabilities	(47)	(52)
Net cash provided from operating activities	86	14
Investing Activities
Capital expenditures	(47)	(37)
India operations repurchase	(47)	—
Climate Transaction withholding tax refund	—	356
Settlement of net investment hedge	5	—
Short-term investments	—	47
Loans to non-consolidated affiliates, net of repayments	—	(12)
Proceeds from asset sales and business divestitures	13	4
Net cash (used by) provided from investing activities	(76)	358
Financing Activities
Short-term debt, net	7	(10)
Principal payments on debt	(2)	(1)
Distribution payments	(1)	(1,736)
Repurchase of common stock	(160)	(500)
Dividends paid to non-controlling interests	(11)	—
Stock based compensation tax withholding payments	(1)	(11)
Other	(3)	—
Net cash used by financing activities	(171)	(2,258)
Effect of exchange rate changes on cash and equivalents	13	4
Net decrease in cash and equivalents	(148)	(1,882)
Cash and equivalents at beginning of the period	878	2,729
Cash and equivalents at end of the period	$730	$847

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business

Visteon Corporation (the "Company" or "Visteon") is a global automotive supplier that designs, engineers and manufactures innovative electronics products for nearly every original equipment vehicle manufacturer ("OEM") worldwide including Ford, Mazda, Nissan/Renault, General Motors, Honda, BMW and Daimler. Visteon is headquartered in Van Buren Township, Michigan and has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 10,000 employees, dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the United States. Visteon delivers value for its customers and stockholders through its technology-focused core vehicle cockpit electronics business. The Company's cockpit electronics product portfolio includes instrument clusters, information displays, infotainment systems, audio systems, telematics solutions, and head up displays. The Company's vehicle cockpit electronics business is comprised of and reported under the Electronics segment. In addition to the Electronics segment, the Company had operations in South America and Europe associated with the former Climate business, not subject to discontinued operations classification, that comprised Other, and were exited by December 31, 2016.

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

Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation.

Other (Income) Expense, Net:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Dollars in Millions)
Transformation initiatives	$—	$1	$—	$4
Transaction exchange (gains) losses	—	(1)	—	—
Gain on non-consolidated affiliate transactions, net	(3)	—	(2)	—
	$(3)	$—	$(2)	$4

Transformation initiative costs include information technology separation costs, integration of acquired business, and financial and advisory services incurred in connection with the Company's transformation into a pure play cockpit electronics business. The gain on non-consolidated affiliate transactions represents the Company's sale of two cost method investments and an equity method investment during the six months ended June 30, 2017 as further described in Note 4, "Non-Consolidated Affiliates."

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $3 million related to the Letter of Credit Facility, and $1 million related to cash collateral for other corporate purposes as of June 30, 2017.

Recently Issued Accounting Pronouncements: In May 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-9, "Revenue from Contracts with Customers," which is the new comprehensive revenue recognition standard that will supersede existing revenue recognition guidance under U.S. GAAP. The standard's core principle is that a company will recognize revenue when it transfers promised goods or services to a customer in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods and services. This ASU allows for both retrospective and prospective methods of adoption.

The Company has, with other industry leaders, interacted with the FASB on certain interpretation issues as well as interacted with non-authoritative industry groups with respect to the implementation of the standard and will continue to monitor the interactions between its industry group and the standard setters. The Company does not expect any changes to how it accounts for reimbursable pre-production costs, currently accounted for as a cost reduction. In addition, the Company continues to evaluate its contracts with customers, analyzing the impact, if any, on revenue from the sale of production parts. Currently, the Company does not expect the adoption of this standard to have a material impact on its results of operations or financial position; however, the Company expects to expand disclosures in line with the requirements of the new standard. The Company will adopt this standard January 1, 2018 and has selected the modified retrospective transition method. Under the modified retrospective method, the Company would recognize the cumulative effect of initially applying the standard as an adjustment to opening retained earnings at the date of initial application. As a policy election, the Company plans to exclude all shipping and handling costs from revenue, which is consistent with current accounting.

In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The amendments in Topic 842 supersede current lease requirements in Topic 840 which require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, these amendments are not expected to significantly impact net income, earnings per share, and the statement of cash flows. This new guidance was effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company's adoption of this standard did not have a material impact on its consolidated financial statements. The Company has adopted an entity-wide accounting policy election to account for forfeitures in compensation cost when they occur.

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

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." The ASU amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. The new guidance will be applied prospectively to awards modified on or after the adoption date. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its consolidated financial statements.

NOTE 3. Discontinued Operations

During 2014 and 2015, the Company divested the majority of its global Interiors business (the "Interiors Divestiture") and completed the sale of its Argentina and Brazil interiors operations on December 1, 2016. Separately, the Company completed the sale of the majority of its global Climate business (the "Climate Transaction") during 2015. As the operations subject to the Interiors Divestiture and Climate Transaction met conditions required to qualify for discontinued operations reporting, the results of operations for the Interiors and Climate businesses have been reclassified to income (loss) from discontinued operations, net of tax in the consolidated statements of comprehensive income for the three and six month periods ended June 30, 2017 and 2016.

Discontinued operations are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Dollars in Millions)
Sales	$—	$11	$—	$20
Cost of sales	—	15	—	28
Gross margin	—	(4)	—	(8)
Selling, general and administrative expenses	—	2	—	2
Loss (gain) on Climate Transaction	—	2	(7)	2
Loss and impairment on Interiors Divestiture	—	1	—	2
Other expense, net	—	1	—	1
(Loss) income from discontinued operations before income taxes	—	(10)	7	(15)
(Benefit) provision for income taxes	—	(1)	(1)	7
Net (loss) income from discontinued operations, net of tax, attributable to Visteon	$—	$(9)	$8	$(22)

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

NOTE 4. Non-Consolidated Affiliates

Non-Consolidated Affiliate Transactions

Visteon and Yangfeng Visteon Automotive Trim Systems Co. Ltd. ("YFV") each own 50% of a joint venture under the name of Yanfeng Visteon Electronic (China) Investment Co., Ltd. ("YFVIC"). In October 2014, YFVIC completed the purchase of YFV’s 49% direct ownership in Yanfeng Visteon Automotive Electronics Co., Ltd ("YFVE") a consolidated joint venture of the Company. The purchase by YFVIC was financed through a shareholder loan from YFV and external borrowings which were guaranteed by Visteon, of which $18 million is outstanding as of June 30, 2017. The guarantee contains standard non-payment provisions to cover the borrowers in event of non-payment of principal, accrued interest, and other fees, and the loan is expected to be fully paid by September 2019.

During the first quarter of 2017, the Company completed the sale of its 50% interest in an equity method investment for proceeds of $7 million, consistent with its carrying value. Additionally, the Company sold a cost method investment for proceeds of approximately $3 million and recorded a pretax loss of $1 million classified as "Other (income) expense, net."

During the second quarter of 2017, the Company sold a cost method investment for proceeds of approximately $3 million. The Company recorded a pretax gain of $3 million classified as "Other (income) expense, net."

Investments in Affiliates

The Company recorded equity in net income of affiliates of $3 million for both three month periods ended June 30, 2017 and 2016. For the six month periods ended June 30, 2017 and 2016, the Company recorded net income of affiliates of $5 million and $3 million, respectively.

Investments in affiliates were $39 million and $45 million as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017 and December 31, 2016, investments in affiliates accounted for under the equity method totaled $38 million and $40 million, respectively, while investments in affiliates accounted for under the cost method were $1 million and $5 million as of June 30, 2017 and December 31, 2016, respectively.

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

A summary of the Company's investments in YFVIC is provided below.

	June 30	December 31
	2017	2016
	(Dollars in Millions)
Payables due to YFVIC	$7	$14
Exposure to loss in YFVIC
Investment in YFVIC	$26	$22
Receivables due from YFVIC	16	15
Subordinated loan receivable	22	22
Loan guarantee	18	22
Maximum exposure to loss in YFVIC	$82	$81

NOTE 5. Restructuring Activities

Given the economically-sensitive and highly competitive nature of the automotive electronics industry, the Company continues to closely monitor current market factors and industry trends, taking action as necessary which may include restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows. During the three and six months ended June 30, 2017, the Company recorded $3 million and $4 million of restructuring expenses, net of reversals, respectively.

Electronics

During the fourth quarter of 2016, the Company announced a restructuring program impacting engineering and administrative functions to further align the Company's engineering and related administrative footprint with its core product technologies and customers. Through June 30, 2017, the Company has recorded approximately $31 million of restructuring expenses under this program, and expects to incur up to $45 million of restructuring costs associated with approximately 250 employees. During the three and six months ended June 30, 2017, the Company has recorded approximately $3 million and $4 million, respectively, of restructuring expenses under this program, and $18 million remains accrued as of June 30, 2017. The Company expects to record additional restructuring costs related to this program as the underlying plan is finalized.

During the first quarter of 2016, the Company announced a restructuring program to transform the Company's engineering organization and supporting functional areas to focus on execution and technology. The organization will be comprised of regional engineering, product management and advanced technologies, and global centers of competence. For the three and six month periods ended June 30, 2016, the Company recorded $1 million and $12 million, respectively, of restructuring expenses under this program, associated with approximately 100 employees. As of June 30, 2017 the plan is considered substantially complete.

During 2015, the Company announced a restructuring program designed to reduce the workforce at a European Electronics facility, of which $5 million remains accrued as of June 30, 2017.

In connection with the acquisition of substantially all of the global automotive electronic business of Johnson Controls Inc. (the "Electronics Acquisition") in 2014, the Company commenced a restructuring program designed to achieve cost savings through transaction synergies. Charges for the program are considered substantially complete and approximately $1 million remains accrued as of June 30, 2017.

Other and Discontinued Operations

During 2016, the Company recorded restructuring expenses related to severance and termination benefits primarily related to the wind-down of certain operations in South America. As of June 30, 2017, the plan is considered substantially complete.

As of June 30, 2017, the Company retained approximately $6 million of restructuring reserves as part of the Interiors Divestiture associated with previously announced programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves

Restructuring reserve balances of $30 million and $40 million as of June 30, 2017 and December 31, 2016, respectively, are classified as "Other current liabilities" on the consolidated balance sheets. The Company anticipates that the activities associated with the current restructuring reserve balance will be substantially complete within one year. The Company’s consolidated restructuring reserves and related activity are summarized below, including amounts associated with discontinued operations.

	Electronics	Other	Total
	(Dollars in Millions)
December 31, 2016	$31	$9	$40
Expense	1	—	1
Utilization	(8)	(1)	(9)
March 31, 2017	24	8	32
Expense	6	—	6
Utilization	(6)	(1)	(7)
Reversals	(2)	(1)	(3)
Foreign currency	2	—	2
June 30, 2017	$24	$6	$30

NOTE 6. Inventories

Inventories consist of the following components:

	June 30	December 31
	2017	2016
	(Dollars in Millions)
Raw materials	$92	$83
Work-in-process	45	34
Finished products	28	34
	$165	$151

NOTE 7. Other Assets

Other current assets are comprised of the following components:

	June 30	December 31
	2017	2016
	(Dollars in Millions)
Recoverable taxes	$65	$60
Prepaid assets and deposits	35	35
Joint venture receivables	31	39
Notes receivable	18	18
Contractually reimbursable engineering costs	8	7
Foreign currency hedges	—	6
Other	2	5
	$159	$170
Notes receivable represent bank notes generally maturing within six months. The Company has entered into arrangements with a financial institution to sell customer notes receivable in Asia. The receivables under the arrangement are sold with recourse, but qualify as a sale as all rights to the notes have passed to the financial institution. During the six months ended June 30, 2017 the Company received cash of $6 million for the sale of notes receivables under these arrangements, of which $5 million remain outstanding.

Other non-current assets are comprised of the following components:

	June 30	December 31
	2017	2016
	(Dollars in Millions)
Deferred tax assets	$51	$48
Recoverable taxes	35	34
Joint venture receivables	26	25
Contractually reimbursable engineering costs	15	11
Long term notes receivable	10	10
Other	14	18
	$151	$146
In conjunction with the Interiors Divestiture, the Company entered into a three year term loan with the buyer for $10 million, which matures on December 1, 2019.

Current and non-current contractually reimbursable engineering costs of $8 million and $15 million, respectively, as of June 30, 2017 and $7 million and $11 million, respectively, as of December 31, 2016, are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of approximately $6 million during the remainder of 2017, $4 million in 2018, and $13 million in 2019 and thereafter.

NOTE 8. Intangible Assets, net

Intangible assets, net as of June 30, 2017 and December 31, 2016, are comprised of the following:

		June 30, 2017			December 31, 2016
	Estimated Weighted Average Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(Dollars in Millions)
Definite-Lived:
Developed technology	10	$41	$27	$14	$40	$25	$15
Customer related	9	84	29	55	83	25	58
Capitalized software development	3	5	—	5	4	—	4
Other	32	8	1	7	8	1	7
Subtotal		138	57	81	135	51	84
Indefinite-Lived:
Goodwill		46	—	46	45	—	45
Total		$184	$57	$127	$180	$51	$129
The Company recorded approximately $3 million and $6 million of amortization expense related to definite-lived intangible assets for the three and six months ended June 30, 2017. The Company currently estimates annual amortization expense to be $13 million for 2017, $14 million for 2018 and 2019, $11 million for 2020, and $10 million for 2021. Indefinite-lived intangible assets are not amortized but are tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired. There were no indicators of potential impairment during the six months ended June 30, 2017.

The Company capitalizes software development costs after the software product development reaches technological feasibility and until the software product becomes releasable to customers. The capitalized software development costs are amortized over the useful life of the technology on a straight-line basis.

A roll-forward of the carrying amounts of intangible assets is presented below:

	Definite-lived intangibles				Indefinite-lived intangibles
	Developed Technology	Customer Related	Capitalized Software Development	Other	Goodwill	Total
	(Dollars in Millions)
December 31, 2016	$15	$58	$4	$7	$45	$129
Additions	—	—	1	—	—	1
Foreign currency	1	1	—	—	1	3
Amortization	(2)	(4)	—	—	—	(6)
June 30, 2017	$14	$55	$5	$7	$46	$127

NOTE 9. Other Liabilities

Other current liabilities are summarized as follows:

	June 30	December 31
	2017	2016
	(Dollars in Millions)
Product warranty and recall accruals	$37	$43
Contribution payable	34	31
Restructuring reserves	30	40
Rent and royalties	25	23
Income taxes payable	21	22
Foreign currency hedges	15	7
Distribution payable	14	15
Joint venture payables	10	22
Deferred income	10	14
Dividends payable	6	5
Non-income taxes payable	5	8
Electronics operations repurchase commitment	—	50
Other	27	29
	$234	$309

On December 1, 2015, Visteon completed the sale and transfer of its equity ownership in Visteon Deutschland GmbH, which operated the Berlin, Germany interiors plant ("Germany Interiors Divestiture"). The Company contributed cash, of approximately $141 million, assets of $27 million, and liabilities of $198 million including pension related liabilities. The Company will make a final contribution payment of approximately $34 million during 2017 upon fulfillment of buyer contractual commitments.

On January 22, 2016 the Company paid to shareholders a special distribution of $1.74 billion, an additional $14 million will be paid over a two-year period upon vesting and settlement of restricted stock units and performance-based share units previously granted to the Company's employees. The special cash distribution was funded from the Climate Transaction proceeds.

Following the initial sale as part of the Climate Transaction, the Company repurchased an Electronics operation located in India on March 27, 2017 as further described in Note 3, "Discontinued Operations."

Other non-current liabilities are summarized as follows:

	June 30	December 31
	2017	2016
	(Dollars in Millions)
Deferred income	$16	$18
Product warranty and recall accruals	13	12
Income tax reserves	12	14
Non-income tax reserves	7	10
Other	14	15
	$62	$69

NOTE 10. Debt

The Company’s short and long-term debt consists of the following:

	June 30	December 31
	2017	2016
	(Dollars in Millions)
Short-Term Debt:
Current portion of long-term debt	$1	$3
Short-term borrowings	41	33
	$42	$36
Long-Term Debt:
Term debt facility	$347	$346

Short-Term Debt

Short-term borrowings are primarily related to the Company's non-U.S. consolidated joint ventures and are payable in U.S. Dollars, Chinese Renminbi and India Rupee. The Company had short-term borrowings of $41 million and $33 million as of June 30, 2017 and December 31, 2016, respectively. Short-term borrowings increased in the second quarter of 2017 primarily due to changes in working capital needs.

Available borrowings on outstanding affiliate credit facilities as of June 30, 2017 are approximately $24 million and certain of these facilities have pledged assets as security.

Long-Term Debt

As of December 31, 2016, the Company had an amended credit agreement (the “Credit Agreement”) which included a $350 million Term Facility maturing April 9, 2021 and a Revolving Credit Facility with capacity of $200 million maturing April 9, 2019. Borrowings under the Term Facility accrued interest at the greater of LIBOR or 0.75%, plus 2.75%, with an option by the Company to specify the LIBOR tenor of either 1, 2, 3, or 6 months.   Loans drawn under the Revolving Credit Facility had an interest rate equal to LIBOR plus a margin ranging from 2.00% to 2.75% as specified by a ratings grid contained in the Credit Agreement. As of December 31, 2016, borrowings under the Revolving Credit Facility would accrue interest at LIBOR plus 2.50%.  There were no outstanding borrowings at year-end.

On March 24, 2017, the Company entered into a second amendment to the Credit Agreement to, among other things, extend the maturity dates of both facilities by three years and  increase the Revolving Credit Facility capacity to $300 million.  The amended Revolving Credit Facility will mature on March 24, 2022 and the amended Term Facility will mature on March 24, 2024.  The amendment reduced the LIBOR spread applicable to each of the Revolving Credit Facility and the Term Facility by 0.50% and reduced the LIBOR floor related to the Term Facility from 0.75% to 0.00%.  The $350 million of borrowings under the amended Term Facility now accrue interest at a rate of LIBOR plus 2.25%. In conjuntion with the refinancing the Company received a credit rating upgrade from Standard & Poor's to BB from BB-. Pursuant to the ratings grid in the amended Revolving Credit Facility, any borrowing thereunder will accrue interest at LIBOR plus 1.75%.  As of  June 30, 2017, there were no outstanding borrowings under the amended Revolving Credit Facility.

The Revolving Credit Facility also provides $75 million availability for the issuance of letters of credit and  a maximum of $20 million for swing line borrowing.  Any amount of the facility utilized for letters of credit or swing line loans outstanding will reduce the amount available under the amended Revolving Credit Facility. The Company may request increases in the limits under the amended Term Facility and the amended Revolving Credit Facility and may request the addition of one or more term loan facilities under the Credit Agreement. Outstanding borrowings may be prepaid without penalty (other than borrowings made for the purpose of reducing the effective interest rate margin or weighted average yield of the loans). There are mandatory prepayments of principal in connection with: (i) excess cash flow sweeps above certain leverage thresholds, (ii) certain asset sales or other dispositions, (iii) certain refinancing of indebtedness and (iv) over-advances under the Revolving Credit Facility. No excess cash flow sweeps are required at the Company’s current leverage ratios.

The Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, and contains customary events of default.  The Revolving Credit Facility also requires that the Company maintain a total net leverage ratio no greater than 3.00:1.00.  During any period when the Company’s corporate and family ratings meet investment grade ratings, certain of the negative covenants shall be suspended.  As of June 30, 2017, the Company was in compliance with all covenants.

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

During the six months ended June 30, 2017, the Company recorded $1 million of interest expense and deferred $2 million of costs as a non-current asset in connection with amending both the Term Facility and Revolving Credit Facility. The deferred costs will be amortized over the term of the debt facilities. As of June 30, 2017, the amended Term Facility remains at $350 million of aggregate principal and there were no outstanding borrowings under the amended Revolving Credit Facility.

Other

The Company has a $15 million letter of credit facility whereby the Company must maintain a collateral account equal to 103% of the aggregate stated amount of issued letters of credit (or 110% for non-U.S. currencies) and must reimburse any amounts drawn under issued letters of credit. The Company had $3 million of outstanding letters of credit issued under this facility secured by restricted cash, as of June 30, 2017.

Additionally, the Company had $17 million of locally issued letters of credit as of June 30, 2017, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 11. Employee Benefit Plans

Defined Benefit Plans

The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended June 30, 2017 and 2016 were as follows:

	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016
	(Dollars in Millions)
Costs Recognized in Income:
Service cost	$—	$—	$1	$1
Interest cost	7	7	2	3
Expected return on plan assets	(10)	(11)	(2)	(3)
Settlements and curtailments	—	—	—	1
Amortization of losses and other	—	—	1	—
Net pension (income) expense	$(3)	$(4)	$2	$2

The Company's net periodic benefit costs for all defined benefit plans for the six month periods ended June 30, 2017 and 2016 were as follows:

	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016
	(Dollars in Millions)
Costs Recognized in Income:
Service cost	$—	$—	$1	$2
Interest cost	14	14	4	5
Expected return on plan assets	(20)	(21)	(4)	(5)
Settlements and curtailments	—	—	—	1
Amortization of losses and other	—	—	1	—
Net pension (income) expense	$(6)	$(7)	$2	$3

During the six months ended June 30, 2017, cash contributions to the Company's defined benefit plans were less than $1 million for the U.S. plans and were $3 million for the non-U.S. plans. The Company expects to make cash contributions to its defined benefit pension plans of $7 million in 2017, which may be revised.

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

NOTE 12. Income Taxes

During the three and six month periods ended June 30, 2017, the Company recorded a provision for income tax on continuing operations of $10 million and $26 million, respectively, which reflects income tax expense in countries where the Company is profitable; withholding taxes; changes in uncertain tax benefits; and the inability to record a tax benefit for pretax losses and/or recognize expense for pretax income in certain jurisdictions (including the U.S.) due to valuation allowances. Pretax losses from continuing operations in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled
$9 million and $12 million for the six months ended June 30, 2017 and June 30, 2016, respectively, resulting in an increase in the Company's effective tax rate in those years.

The Company provides for U.S. and non-U.S. income taxes and non-U.S. withholding taxes on the projected future repatriations of the earnings from its non-U.S. operations that are not considered permanently reinvested at each tier of the legal entity structure.
During the six month periods ended June 30, 2017 and 2016, the Company recognized expense primarily related to non-U.S. withholding taxes of $4 million and $2 million, respectively, reflecting the Company's forecasts which contemplate numerous financial and operational considerations that impact future repatriations.

The Company's provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income before income taxes, excluding equity in net income of non-consolidated affiliates for the period. Effective tax rates vary from period to period as separate calculations are performed for those countries where the Company's operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained. In determining the estimated annual effective tax rate, the Company analyzes various factors, including but not limited to, forecasts of projected annual earnings, taxing jurisdictions in which the pretax income and/or pretax losses will be generated and available tax planning strategies. The Company’s estimated annual effective tax rate is updated each quarter and may be significantly impacted by changes to the mix of forecasted earnings by tax jurisdiction. The tax impact of adjustments to the estimated annual effective tax rate are recorded in the period such estimates are revised. The Company is also required to record the tax impact of certain other non-recurring tax items, including changes in judgment about valuation allowances and uncertain tax positions, and changes in tax laws or rates, in the interim period in which they occur, rather than include them in the estimated annual effective tax rate.
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

Unrecognized Tax Benefits

Gross unrecognized tax benefits as of June 30, 2017 and December 31, 2016, including amounts attributable to discontinued operations, were $18 million and $35 million, respectively. Of these amounts approximately $9 million and $12 million as of June, 2017 and December 31, 2016, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. If the uncertainty is resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at June 30, 2017 and December 31, 2016 were $3 million and $4 million, respectively.

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

With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2014, or state, local or non-U.S. income tax examinations for years before 2003, although U.S. net operating losses carried forward into open tax years technically remain open to adjustment. During the second quarter of 2017, the IRS contacted the Company to begin the examination process of the Company’s U.S. tax returns for 2014 and 2015. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in Europe, Asia and Mexico could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) in the amount of $12 million is included in Other non-current liabilities on the consolidated balance sheet.

A reconciliation of the beginning and ending amount of unrecognized tax benefits including amounts attributable to discontinued operations is as follows:

Six Months Ended June 30, 2017
(Dollars in Millions)
Beginning balance	$35
Tax positions related to current period:
Additions	1
Tax positions related to prior periods:
Reductions	(19)
Effect of exchange rate changes	1
Ending balance	$18

During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) related to the sale of its chassis business to a third party, which required a deposit in the amount of $15 million during 2013 necessary to open a judicial proceeding against the government in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities after attempts to reopen an appeal of the administrative decision failed. Adjusted for currency impacts and accrued interest, the deposit amount is approximately $15 million, as of June 30, 2017. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments, as well as income tax refund claims associated with other jurisdictions, total $18 million as of June 30, 2017, and are included in "Other non-current assets" on the consolidated balance sheet.

NOTE 13. Stockholders’ Equity and Non-controlling Interests

Changes in equity for the three and six months ended June 30, 2017 and 2016 are as follows:

	2017			2016
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Three Months Ended June 30
Beginning balance	$548	$132	$680	$586	$146	$732
Net income from continuing operations	45	3	48	35	4	39
Net income (loss) from discontinued operations	—	—	—	(9)	—	(9)
Net income	45	3	48	26	4	30
Other comprehensive income (loss)
Foreign currency translation adjustments	21	1	22	(4)	(2)	(6)
Net investment hedge	(12)	—	(12)	4	—	4
Benefit plans	(1)	—	(1)	1	—	1
Unrealized hedging gain (loss)	(1)	—	(1)	—	—	—
Total other comprehensive income (loss)	7	1	8	1	(2)	(1)
Stock-based compensation, net	4	—	4	3	—	3
Share repurchase	(35)	—	(35)	—	—	—
Ending balance	$569	$136	$705	$616	$148	$764

	2017			2016
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Six Months Ended June 30
Beginning balance	$586	$138	$724	$1,057	$142	$1,199
Net income from continuing operations	100	7	107	67	8	75
Net income (loss) from discontinued operations	8	—	8	(22)	—	(22)
Net income	108	7	115	45	8	53
Other comprehensive income (loss)
Foreign currency translation adjustments	40	2	42	25	(2)	23
Net investment hedge	(13)	—	(13)	(2)	—	(2)
Benefit plans	(1)	—	(1)	1	—	1
Unrealized hedging gain (loss)	3	—	3	(4)	—	(4)
Total other comprehensive income (loss)	29	2	31	20	(2)	18
Stock-based compensation, net	6	—	6	(6)	—	(6)
Share repurchase	(160)	—	(160)	(500)	—	(500)
Dividends to non-controlling interests	—	(11)	(11)	—	—	—
Ending balance	$569	$136	$705	$616	$148	$764

Share Repurchase Program

During 2016, Visteon completed two stock buyback programs with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $500 million. Under these programs, Visteon purchased 7,190,506 shares at an average price of $69.48.

On January 10, 2017, the Company's board of directors authorized $400 million of share repurchase of its shares of common stock through. On February 27, 2017 the Company entered into an accelerated share buyback ("ASB") program with a third-party financial institution to purchase shares of Visteon common stock for an aggregate purchase price of $125 million. On March 2, 2017, the Company received an initial delivery of 1,062,022 shares of common stock using a reference price of $94.16. The program was concluded in May 2017 and the Company received an additional 238,344 shares. In total, the Company purchased 1,300,366 shares at an average price of $96.13 under this ASB program.

During the second quarter of 2017, the Company entered into a brokerage agreement with a third party financial institution to execute open market share purchases of the Company's common stock. The Company paid approximately $35 million to repurchase 359,100 shares at an average price of $97.44.

The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

Non-Controlling Interests

Non-controlling interests in the Visteon Corporation economic entity are as follows:

	June 30	December 31
	2017	2016
	(Dollars in Millions)
Yanfeng Visteon Automotive Electronics Co., Ltd.	$92	$97
Shanghai Visteon Automotive Electronics, Co., Ltd.	42	39
Other	2	2
	$136	$138

Accumulated Other Comprehensive (Loss) Income

Changes in Accumulated other comprehensive (loss) income (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Dollars in Millions)
Changes in AOCI:
Beginning balance	$(211)	$(171)	$(233)	$(190)
Other comprehensive income (loss) before reclassification, net of tax	6	1	26	22
Amounts reclassified from AOCI	1	—	3	(2)
Ending balance	$(204)	$(170)	$(204)	$(170)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(144)	$(130)	$(163)	$(159)
Other comprehensive income before reclassification, net of tax (a)	21	(4)	40	25
Ending balance	(123)	(134)	(123)	(134)
Net investment hedge
Beginning balance	9	(2)	10	4
Other comprehensive loss before reclassification, net of tax (a)	(12)	4	(13)	(2)
Ending balance	(3)	2	(3)	2
Benefit plans
Beginning balance	(75)	(36)	(75)	(36)
Other comprehensive income before reclassification, net of tax (a)	(1)	—	(1)	—
Amounts reclassified from AOCI	—	1	—	1
Ending balance	(76)	(35)	(76)	(35)
Unrealized hedging (loss) gain
Beginning balance	(1)	(3)	(5)	1
Other comprehensive income (loss) before reclassification, net of tax (b)	(2)	1	—	(1)
Amounts reclassified from AOCI	1	(1)	3	(3)
Ending balance	(2)	(3)	(2)	(3)
Total AOCI	$(204)	$(170)	$(204)	$(170)
(a) There were no income tax effects for the three month periods ending June 30, 2017 and 2016, due to the recording of valuation allowance.
(b) Net tax expense of less than $1 million and $1 million are related to unrealized hedging (loss) gain for the three months ended June 30, 2017 and 2016, respectively. Net tax expense of $1 million and less than $1 million are related to unrealized hedging gain for the six months ended June 30, 2017 and 2016, respectively.

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

The table below provides details underlying the calculations of basic and diluted earnings (loss) per share:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(In Millions, Except Per Share Amounts)
Numerator:
Net income from continuing operations attributable to Visteon	$45	$35	$100	$67
Income (loss) from discontinued operations, net of tax	—	(9)	8	(22)
Net income attributable to Visteon	$45	$26	$108	$45
Denominator:
Average common stock outstanding - basic	31.5	34.0	32.1	36.3
Dilutive effect of performance based share units and other	0.5	0.4	0.5	0.4
Diluted shares	32.0	34.4	32.6	36.7

Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon:
Continuing operations	$1.43	$1.03	$3.12	$1.85
Discontinued operations	—	(0.26)	0.25	(0.61)
	$1.43	$0.77	$3.37	$1.24
Diluted earnings (loss) per share attributable to Visteon:
Continuing operations	$1.41	$1.02	$3.07	$1.83
Discontinued operations	—	(0.26)	0.24	(0.60)
	$1.41	$0.76	$3.31	$1.23

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

Item Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities are measured at fair value on a nonrecurring basis. The fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy. These assets include long-lived assets, intangible assets and investments in affiliates, which may be written down to fair value as a result of impairment. During the second quarter there were no items measured at fair value on a nonrecurring basis.

Items Not Carried at Fair Value

The Company's fair value of debt was approximately $400 million and $389 million as of June 30, 2017 and December 31, 2016, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2, "Other Observable Inputs" in the fair value hierarchy.

The Company is exposed to various market risks including, but not limited to, changes in currency exchange rates and market interest rates. The Company manages these risks, in part, through the use of derivative financial instruments. The maximum length of time over which the Company hedges the variability in the future cash flows related to transactions, excluding those transactions as related to the payment of variable interest on existing debt, is eighteen months. The maximum length of time over which the Company hedges forecasted transactions related to variable interest payments is the term of the underlying debt. The use of financial derivative instruments may pose risk of loss in the event of nonperformance by the transaction counter-party.

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

Foreign Exchange Risk: The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. The Company primarily uses foreign currency derivative instruments, including forward and option contracts, to mitigate the variability of the value of cash flows denominated in currency other than the hedging entity's functional currency. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s current hedged foreign currency exposures include the Euro, Japanese Yen, Thailand Bhat and Mexican Peso.

As of June 30, 2017, and December 31, 2016, the Company had foreign currency derivative instruments with aggregate notional value of approximately $122 million and $169 million, respectively. At June 30, 2017, approximately $89 million of the hedge instruments have been designated as cash flow hedges. Accordingly, the effective portion of changes in the fair value of the transactions are initially recognized in other comprehensive income, a component of shareholders' equity. Upon settlement of the transactions, the accumulated gains and losses are reclassified to income in the same periods during which the hedged cash flows impact earnings. The ineffective portion of changes in the fair value of the transactions, if any, is recognized directly in income. There was no ineffectiveness associated with such derivatives as of June 30, 2017 and December 31, 2016 and the fair value of these derivatives was a liability of $3 million and a liability of $6 million, respectively. The fair value estimates derived from observable data, or are supported by observable levels at which similar transactions are executed in the marketplace. The difference between the gross and net value of these derivatives after offset by counter party is not material. The estimated AOCI that is expected to be reclassified into earnings within the next 12 months is approximately a loss of $2 million.

During 2015, the Company entered into cross currency swap transactions to mitigate the variability of the value of the Company's investment in certain non-U.S. entities. In April 2017, the Company terminated and received $5 million of proceeds upon settlement. There was no ineffectiveness associated with such derivatives at the time of the termination. The Company subsequently entered into new cross currency swap transactions with an aggregate notional amount of $150 million. The transactions are designated as net investment hedges of certain of the Company's European affiliates. Accordingly, the effective portion of changes in the fair value of the transactions are recognized in other comprehensive income, a component of shareholders' equity. There was no ineffectiveness associated with such derivatives as of June 30, 2017 and December 31, 2016 and the fair value of these derivatives was a liability of $12 million and an asset of $6 million, respectively.

Interest Rate Risk: The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company uses financial derivative instruments to manage exposure to fluctuations in interest rates in connection with its risk management policies.

During 2015, the Company entered into interest rate swaps to manage interest rate risk associated with the Term Facility. In April 2017 the Company terminated and paid $1 million to settle the contracts.

During the second quarter of 2017, the Company entered into new interest rate swap contracts with an aggregate notional value of $150 million to effectively convert designated interest payments related to the amended Term Facility from variable to fixed cash flows. The maturities of these swaps do not exceed the underlying obligations under the amended Term Facility. The instruments have been designated as cash flow hedges and the effective portion of the changes in the fair value of the swap transactions are recognized in other comprehensive income. Subsequently, the accumulated gains and losses recorded in equity are reclassified to income in the period during which the hedged cash transaction impacts earnings. The ineffective portion of changes in the fair value of the swap transactions, if any, are recognized directly in income. As of June 30, 2017 and December 31, 2016, the fair value was an asset of less than $1 million and a liability of $1 million, respectively and there has been no ineffectiveness associated with these derivatives. AOCI expected to be reclassified into earnings within the next 12 months is a loss of $1 million.

Financial Statement Presentation

Gains and losses on derivative financial instruments for the three and six months ended June 30, 2017 and 2016 are as follows:

	Recorded (Loss) Income into AOCI, net of tax		Reclassified from AOCI into (Income) Loss		Recorded in (Income) Loss
	2017	2016	2017	2016	2017	2016
	(Dollars in Millions)
Three Months Ended June 30
Foreign currency risk - Cost of sales:
Cash flow hedges	$(2)	$2	$1	$(1)	$—	$—
Net investment hedges	(12)	4	—	—	—	—
Non-designated cash flow hedges	—	—	—	—	(2)	(1)
Interest rate risk - Interest expense, net:
Interest rate swap	—	(1)	1	—	—	—
	$(14)	$5	$2	$(1)	$(2)	$(1)
Six Months Ended June 30
Foreign currency risk - Cost of sales:
Cash flow hedges	$—	$3	$3	$(3)	$—	$—
Net investment hedges	(13)	(2)	—	—	—	—
Non-designated cash flow hedges	—	—	—	—	(3)	(1)
Interest rate risk - Interest expense, net:
Interest rate swap	—	(4)	1	—	—	—
	$(13)	$(3)	$4	$(3)	$(3)	$(1)

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

The Company's credit risk with any individual customer does not exceed ten percent of total accounts receivable except for Ford and its affiliates which represents 18% and 16% of the balance as of June 30, 2017 and December 31, 2016, respectively, Mazda which represents 10% of the balance as of June 30, 2017 and December 31, 2016, and Nissan/Renault which represents 9% and 10% of the balance as of June 30, 2017 and December 31, 2016, respectively.

NOTE 16. Commitments and Contingencies

Litigation and Claims

In 2003, the Local Development Finance Authority of the Charter Township of Van Buren, Michigan (the “Township”) issued, approximately $28 million in bonds finally maturing in 2032, the proceeds of which were used at least in part to assist in the development of the Company’s U.S. headquarters located in the Township.  During January 2010, the Company and the Township entered into a settlement agreement (the “Settlement Agreement”) that, among other things, reduced the taxable value of the headquarters property to current market value and facilitated certain claims of the Township in the Company’s chapter 11 proceedings. The Settlement Agreement also provided that the Company would continue to negotiate in good faith with the Township in the event that property tax payments was inadequate to permit the Township to meet its payment obligations with respect to the bonds. In September 2013, the Township notified the Company in writing that it is estimating a shortfall in tax revenues of between $25 million and $36 million, which could render it unable to satisfy its payment obligations under the bonds.  On May 12, 2015, the Township commenced a proceeding against the Company in the U. S. Bankruptcy Court for the District of Delaware in connection with the foregoing.  Upon the Company’s motion to dismiss, the Township dismissed the proceeding before the Delaware Bankruptcy Court and re-commenced the proceeding against the Company in the Michigan Wayne County Circuit Court for the State of Michigan on July 2, 2015. The Township sought damages or, alternatively, declaratory judgment that, among other things, the Company is responsible under the Settlement Agreement for payment of any shortfall in the bond debt service payments.  On February 2, 2016, the Wayne County Circuit Court dismissed the Township’s lawsuit without prejudice on the basis that the Township’s claims were not ripe for adjudication.  The Township appealed the decision to the Michigan Court of Appeals, which affirmed the dismissal of the Township’s lawsuit.  The Township has sought leave to appeal from the Michigan Supreme Court.  The Company disputes the factual and legal assertions made by the Township and intends to vigorously defend the matter. The Company is not able to estimate the possible loss or range of loss in connection with this matter.

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

The Company's operations in Brazil and Argentina are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of June 30, 2017, the Company maintained accruals of approximately $10 million and $5 million for claims aggregating approximately $55 million and $34 million in Brazil and Argentina, respectively. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

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

As part of the agreements of the Climate Transaction and Interiors Divestiture, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of June 30, 2017, the Company has approximately $7 million and $6 million of outstanding guarantees respectively, related to divested Climate and Interiors entities. These guarantees will generally cease upon expiration of current lease agreements.

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

	Six Months Ended June 30
	2017	2016
	(Dollars in Millions)
Beginning balance	$55	$38
Accruals for products shipped	10	8
Changes in estimates	2	1
Specific cause actions	—	(1)
Recoverable warranty/recalls	—	(1)
Foreign currency	2	1
Settlements	(19)	(9)
Ending balance	$50	$37

Other Contingent Matters

The Company is actively negotiating the possible exit of a European facility that would involve contributing cash, inventory, and fixed assets to a third party.  The potential transaction is subject to works council, governmental, and legal approvals.  While the terms have yet to be finalized, the potential contribution includes cash and working capital ranging from $15 million to $20 million and long term assets of approximately $10 million to $15 million. As of June 30, 2017, the Company did not meet the specific criteria necessary for the assets to be considered held for sale.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of June 30, 2017 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 17. Segment Information

Financial results for the Company's reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's chief operating decision maker in allocating resources and in assessing performance. The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company’s segment primarily based on net sales, before elimination of inter-company shipments, Adjusted EBITDA (a non-GAAP financial measure, as defined below) and operating assets.

The Company’s current reportable segment is Electronics. The Company's Electronics segment provides vehicle cockpit electronics products to customers, including audio systems, information displays, instrument clusters, head up displays, infotainment systems, and telematics solutions. Prior to 2017, the Company also had Other operations consisting primarily of South Africa and South America climate operations substantially exited during the fourth quarter of 2016. As the Company ceased Other operations in 2016, future legacy impacts will be associated with the Company's continuing Electronics operations.

Segment Sales

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Dollars in Millions)
Electronics	$774	$762	$1,584	$1,555
Other	—	11	—	20
Total consolidated sales	$774	$773	$1,584	$1,575

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

Segment Adjusted EBITDA is summarized below:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Dollars in Millions)
Electronics	$84	$79	$185	$173
Other	—	(2)	—	(7)
Adjusted EBITDA	$84	$77	$185	$166

The reconciliation of Adjusted EBITDA to net income attributable to Visteon is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	(Dollars in Millions)
Adjusted EBITDA	$84	$77	$185	$166
Depreciation and amortization	22	20	41	41
Restructuring expense	3	7	4	17
Interest expense, net	4	3	9	5
Equity in net income of non-consolidated affiliates	(3)	(3)	(5)	(3)
Other (income) expense, net	(3)	—	(2)	4
Provision for income taxes	10	9	26	22
(Income) loss from discontinued operations, net of tax	—	9	(8)	22
Net income attributable to non-controlling interests	3	4	7	8
Non-cash, stock-based compensation expense	4	2	6	4
Other	(1)	—	(1)	1
Net income attributable to Visteon Corporation	$45	$26	$108	$45

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Description of Business

Visteon Corporation (the "Company" or "Visteon") is a global automotive supplier that designs, engineers and manufactures innovative electronics products for nearly every original equipment vehicle manufacturer ("OEM") worldwide including Ford, Mazda, Renault/Nissan, General Motors, Honda, BMW and Daimler. Visteon is headquartered in Van Buren Township, Michigan and has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 10,000 employees, dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the United States.

Visteon provides value for its customers and stockholders through its technology-focused vehicle cockpit electronics business, by delivering a rich, connected cockpit experience for every car from luxury to entry. The Company's cockpit electronics business is one of the broadest portfolios in the industry and includes instrument clusters, information displays, infotainment systems, audio systems, telematics solutions, and head up displays. The Company's vehicle cockpit electronics business comprises and is reported under the Electronics segment. In addition to the Electronics segment, the Company had residual operations in South America and South Africa previously associated with the Climate business, sold or exited by December 31, 2016, but not subject to discontinued operations classification that comprised Other.

Strategic Initiatives

Visteon is a technology-focused, pure-play supplier of automotive cockpit electronics and connected car solutions. The Company has laid out the following strategic initiatives for 2017 and beyond:

•
Strengthen the Core - Visteon offers technology and related manufacturing operations for audio, head-up displays, information displays, infotainment, instrument clusters and telematics products. During the first half of 2017, the Company won $3.1 billion in new business, $0.3 billion higher than the first half of 2016. The second quarter 2017 new business wins are primarily cluster awards and include the fourth award of SmartCore cockpit technology. The Company's backlog, defined as cumulative remaining life of program booked sales, is approximately $17.3 billion as of June 30, 2017, or 5.5 times the last twelve months of sales, reflecting a strong booked sales base on which to launch future growth.

Core business financial results continue to improve with Adjusted EBITDA margin for electronics of 10.9% in second quarter 2017 compared with 10.4% in the same period of 2016. The Company expects to deliver cost efficiencies by streamlining selling, general and administration costs and engineering costs, improving free cash flow, optimizing the capital structure and driving savings benefits as revenue grows.

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

•
Accelerate China Business - The Company plans to accelerate its China business as China’s economic environment offers significant growth opportunities in sales and new technology launches. Visteon will continue to leverage joint venture relationships to drive adoption of new offerings. Approximately 37% of the Company's $17.3 billion of backlog is expected to be manufactured in Asia.

•
Enhance Shareholder Returns - On January 10, 2017, the Company's board of directors authorized management to purchase $400 million of Visteon common stock. On February 27, 2017, the Company entered into an accelerated share buyback ("ASB") program with a third-party financial institution to purchase shares of Visteon common stock for an aggregate purchase price of $125 million. On March 2, 2017, the Company received an initial delivery of 1,062,022 shares of common stock using a reference price of $94.16. On May 8, 2017, the Company received an additional 238,344 shares upon conclusion of the program. In total, the Company acquired 1,300,366 shares at an average price of $96.13.

During the second quarter of 2017, the Company spent approximately $35 million to repurchase 359,100 shares on the open market at an average price of $97.44.

The Company anticipates that additional share repurchases, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

Executive Summary

The Company's Electronics sales for the three months ended June 30, 2017 totaled $774 million, the pie charts below highlight the sales breakdown for the three and six months ended June 30, 2017.

Three Months Ended June 30, 2017
Six Months Ended June 30, 2017

In the second quarter of 2017 global light vehicle production was relatively flat year over year.  Lower volumes in Europe (3%) and North America (3%) were modestly offset by growth in Asia Pacific (1%) and continued strong growth for South America (16%).

Light vehicle production levels for the three months ended June 30, 2017 and 2016, by geographic region are provided below:

	Three Months Ended June 30			Six Months Ended June 30
	2017	2016	Change	2017	2016	Change
	(Units in Millions)
Global	23.0	23.0	(0.1)%	47.3	46.1	2.8%
Asia Pacific	11.4	11.3	1.4%	24.0	23.2	3.6%
Europe	5.7	5.9	(3.0)%	11.6	11.4	1.3%
North America	4.5	4.6	(3.0)%	9.0	9.1	(0.7)%
South America	0.8	0.7	15.9%	1.5	1.3	16.8%
Other	0.6	0.5	7.5%	1.2	1.1	13.0%
Source: IHS Automotive
Significant aspects of the Company's financial results during the three and six months periods ended June 30, 2017 include the following:

•
The Company recorded sales of $774 million for the three months ended June 30, 2017, representing an increase of $1 million when compared with the same period of 2016. The increase was primarily due to favorable volumes, product mix, and net new business, partially offset by Chinese Renminbi and Euro currency impacts, customer pricing net of design changes and the exit of other climate operations in 2016.

•
The Company recorded sales of $1,584 million for the six months ended June 30, 2017, representing an increase of $9 million when compared with the same period of 2016. The increase was primarily due to favorable volumes, product mix, and net new business, partially offset by Chinese Renminbi and Euro currency impacts, customer pricing net of design changes and the exit of other climate operations in 2016.

•
Gross margin was $112 million or 14.5% of sales for the three months ended June 30, 2017, compared to $109 million or 14.1% of sales for the same period of 2016. The increase was primarily attributable to favorable volumes, net new business and product mix, and improved cost performance, partially offset by customer pricing and currency impacts including the Chinese Renminbi and Euro partially offset by the Japanese Yen.

•
Gross margin was $243 million or 15.3% of sales for the six months ended June 30, 2017, compared to $230 million or 14.6% of sales for the same period of 2016. The increase was primarily attributable to the exit of the Company's other climate operations in 2016, favorable volumes, net new business and product mix, and improved cost performance, partially offset by customer pricing and currency impacts including the Chinese Renminbi and Euro partially offset by the Japanese Yen and Mexican Peso.

•
Net income attributable to Visteon was $45 million for the three months ended June 30, 2017, compared to net income of $26 million for the same period of 2016. The increase of $19 million includes the non-recurrence of 2016 discontinued operations net loss of $9 million. The increase also includes lower restructuring expenses of $4 million, other income related to the sale of non-consolidated affiliates of $3 million, and improved gross margin of $3 million.

•
Net income attributable to Visteon was $108 million for the six months ended June 30, 2017, compared to net income of $45 million for the same period of 2016. The increase of $63 million includes discontinued operations impacts of $30 million, lower restructuring charges of $13 million and lower selling, general and administrative expenses of $6 million. Gross margin improved $13 million including $6 million for electronics operations and $7 million related to the 2016 exit of the climate operations. These improvements were partially offset by higher income taxes of $4 million.

•
Including discontinued operations, the Company generated $86 million of cash in operating activities during the six months ended June 30, 2017, compared to cash provided by operations of $14 million during the same period of 2016 representing a $72 million improvement. The increase in operating cash flows is attributable to higher net income of $62 million and lower cash tax payments, net of expense of $43 million primarily due to the non-recurrence of transaction related taxes incurred in 2016, partially offset by higher working capital use of approximately $35 million largely driven by an increase in China domestic sales.

•
Total cash was $734 million as of June 30, 2017, $148 million lower than $882 million as of December 31, 2016, primarily attributable to share repurchases of $160 million and the repurchase of the India electronics operations sold in connection with the Climate Transaction of $47 million, partially offset by the change in cash provided by operating activities of $72 million.

The Company's consolidated results of operations for the three months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30
	2017	2016	Change
	(Dollars in Millions)
Sales	$774	$773	$1
Cost of sales	662	664	(2)
Gross margin	112	109	3
Selling, general and administrative expenses	53	54	(1)
Restructuring expense	3	7	(4)
Interest expense, net	4	3	1
Equity in net income of non-consolidated affiliates	3	3	—
Other (income) expense, net	(3)	—	(3)
Provision for income taxes	10	9	1
Net income from continuing operations	48	39	9
Loss from discontinued operations	—	(9)	9
Net income	48	30	18
Net income attributable to non-controlling interests	3	4	(1)
Net income attributable to Visteon Corporation	$45	$26	$19
Adjusted EBITDA*	$84	$77	$7

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Results of Operations - Three Months Ended June 30, 2017 and 2016

Prior to 2017, the Company also had Other operations consisting primarily of the South Africa and the South America climate operations exited during the fourth quarter of 2016.

Sales

	Electronics	Other	Total
	(Dollars in Millions)
Three months ended June 30, 2016	$762	$11	$773
Volume, mix, and net new business	45	—	45
Currency	(12)	—	(12)
Customer pricing and other	(21)	—	(21)
Exit and wind-down	—	(11)	(11)
Three months ended June 30, 2017	$774	$—	$774

Sales for the three months ended June 30, 2017 totaled $774 million, which represents an increase of $1 million compared with the same period of 2016. Favorable volumes, product mix, and net new business increased sales by $45 million. Unfavorable currency decreased sales by $12 million, primarily attributable to the Chinese Renminbi and Euro partially offset by the Brazilian Real and Japanese Yen. The exit of other climate operations in 2016 decreased sales by $11 million. Other reductions were associated with customer pricing, net of design savings.

Cost of Sales

	Electronics	Other	Total
	(Dollars in Millions)
Three months ended June 30, 2016	$651	$13	$664
Currency	(6)	—	(6)
Volume, mix, and net new business	41	—	41
Exit and wind-down	—	(13)	(13)
Net cost performance	(24)	—	(24)
Three months ended June 30, 2017	$662	$—	$662

Cost of sales decreased $2 million for the three months ended June 30, 2017 when compared with the same period in 2016. Increased volumes, product mix, and net new business increased cost of sales by $41 million. Foreign currency decreased cost of sales by $6 million primarily attributable to the Chinese Renminbi, Euro, Japanese Yen, and Mexican Peso, partially offset by the Brazilian Real. The exit and wind down of other climate operations decreased costs by $13 million. Net efficiencies, including material, design and usage economics and lower engineering costs, partially offset by increased manufacturing expense, decreased cost of sales by $24 million.

Cost of sales includes net engineering costs comprised of gross engineering expenses related to forward model program development and advanced engineering activities, partially offset by engineering cost recoveries from customers. Electronics gross engineering expenses were $97 million for the three months ended June 30, 2017, $2 million lower than the same period of 2016. Engineering recoveries were $25 million for the three months ended June 30, 2017, $8 million higher than the same period of 2016. Engineering cost recoveries can fluctuate period to period depending on underlying contractual terms and conditions and achievement of related development milestones.

Gross Margin

Gross margin was $112 million or 14.5% of sales for the three months ended June 30, 2017 compared to $109 million or 14.1% of sales for the same period of 2016. The increase in gross margin of $3 million included favorable volumes, net new business, and product mix of $4 million, and impacts of the 2016 exit of other climate operations of $2 million. These increases were partially offset by currency of $6 million as the impact of the Chinese Renminbi and Euro more than offset the impact of the Japanese Yen, Mexican Peso, and Brazilian Real. Gross margin also included $3 million of favorable net cost performance reflecting material cost efficiencies and lower engineering expenses which more than offset customer pricing and higher manufacturing costs.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $53 million or 6.8% and $54 million or 7.0% during the three months ended June 30, 2017 and 2016, respectively. The decrease is primarily related to net efficiencies and currency partially offset by higher incentive compensation costs.

Restructuring Expense

During the fourth quarter of 2016, the Company announced a restructuring program impacting the engineering and administrative functions to further align the Company's engineering and related administrative footprint with its core product technologies and customers. During the three months ended June 30, 2017, the Company recorded $3 million of restructuring expenses under this program. Through June 30, 2017, the Company recorded approximately $31 million of restructuring expenses under this program, and expects to incur up to $45 million of restructuring costs associated with approximately 250 employees.

During the three months ended June 30, 2016, the Company recorded $7 million of restructuring expenses primarily related to severance and termination benefits, in connection with the wind-down of certain operations in South America.

Interest Expense, Net

Interest expense, net, was $4 million and $3 million for the three months ended June 30, 2017 and 2016, respectively. Interest expense for the three months ended June 30, 2017 includes termination impacts of the Company's interest rate swap as further described in Note 15, "Fair Value Measurements and Financial Instruments."

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was $3 million for both three month periods ending June 30, 2017 and 2016.

Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	Three Months Ended June 30
	2017	2016
	(Dollars in Millions)
Transformation initiatives	$—	$1
Transaction exchange losses	—	(1)
Gain on non-consolidated affiliate transactions, net	(3)	—
	$(3)	$—

Transformation initiative costs include information technology separation costs, integration of acquired business, and financial and advisory services incurred in connection with the Company's transformation into a pure play cockpit electronics business. The gain on non-consolidated affiliate transactions, net are described in Note 4, "Non-Consolidated Affiliates."

Income Taxes

The Company's provision for income taxes of $10 million for the three months ended June 30, 2017, represents an increase of $1 million when compared with $9 million in the same period of 2016. The increase in tax expense is primarily attributable to the year-over-year increase in earnings and changes in assessments regarding the potential realization of deferred tax assets, partially offset by the year-over-year decrease for uncertain tax positions, including interest, of approximately $1 million.

Discontinued Operations

The operations subject to the Interiors Divestiture and Climate Transaction met conditions required to qualify for discontinued operations reporting. Accordingly, the results of operations for the Interiors business have been reclassified to income (loss) from discontinued operations, net of tax in the consolidated statements of comprehensive income for the three month period ended June 30, 2016. See Note 3 “Discontinued Operations" for additional disclosures.

Net Income

Net income attributable to Visteon was $45 million for the three months ended June 30, 2017, compared to net income of $26 million for the same period of 2016. The increase of $19 million includes the non-recurrence of 2016 discontinued operations net loss of $9 million. The increase also includes lower restructuring expenses of $4 million, other income related to the sale of non-consolidated affiliates of $3 million, and improved gross margin of $3 million.
Adjusted EBITDA

Adjusted EBITDA (a non-GAAP financial measure, as defined below) was $84 million for the three months ended June 30, 2017, representing an increase of $7 million when compared with Adjusted EBITDA of $77 million for the same period of 2016. The increase includes volume, mix and net new business of $4 million, climate operations exited in 2016 of $2 million, and selling, general and administrative cost efficiencies of $1 million. Other increases include favorable net cost performance reflecting material cost efficiencies and lower engineering expenses which more than offset customer pricing and higher manufacturing costs. Foreign currency decreased Adjusted EBITDA by $5 million attributable to the Chinese Renminbi and Euro, partially offset by the Japanese Yen.

The Company defines Adjusted EBITDA as net income attributable to the Company adjusted to eliminate the impact of depreciation and amortization, restructuring expense, net interest expense, loss on debt extinguishment, equity in net income of non-consolidated affiliates, loss on divestiture, gain on non-consolidated affiliate transactions, other net expense, provision for income taxes, discontinued operations, net income attributable to non-controlling interests, non-cash stock-based compensation expense, and other non-operating gains and losses.

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

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the three months ended June 30, 2017 and 2016, is as follows:

	Three Months Ended June 30
	2017	2016	Change
	(Dollars in Millions)
Adjusted EBITDA	$84	$77	$7
Depreciation and amortization	22	20	2
Restructuring expense	3	7	(4)
Interest expense, net	4	3	1
Equity income of non-consolidated affiliates	(3)	(3)	—
Other (income) expense, net	(3)	—	(3)
Provision for income taxes	10	9	1
Loss from discontinued operations, net of tax	—	9	(9)
Net income attributable to non-controlling interests	3	4	(1)
Non-cash, stock-based compensation	4	2	2
Other	(1)	—	(1)
Net income attributable to Visteon Corporation	$45	$26	$19

The Company's consolidated results of operations for the six months ended June 30, 2017 and 2016 were as follows:

	Six Months Ended June 30
	2017	2016	Change
	(Dollars in Millions)
Sales	$1,584	$1,575	$9
Cost of sales	1,341	1,345	(4)
Gross margin	243	230	13
Selling, general and administrative expenses	104	110	(6)
Restructuring expense	4	17	(13)
Interest expense, net	9	5	4
Equity in net income of non-consolidated affiliates	5	3	2
Other (income) expense, net	(2)	4	(6)
Provision for income taxes	26	22	4
Net income from continuing operations	107	75	32
Income (loss) from discontinued operations	8	(22)	30
Net income	115	53	62
Net income attributable to non-controlling interests	7	8	(1)
Net income attributable to Visteon Corporation	$108	$45	$63
Adjusted EBITDA*	$185	$166	$19

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Results of Operations - Six Months Ended June 30, 2017 and 2016

Prior to 2017, the Company also had Other operations consisting of the South Africa and the South America climate operations exited during the fourth quarter of 2016.

Sales

	Electronics	Other	Total
	(Dollars in Millions)
Six months ended June 30, 2016	$1,555	$20	$1,575
Volume, mix, and net new business	91	—	91
Currency	(23)	—	(23)
Customer pricing and other	(39)	—	(39)
Exit and wind-down	—	(20)	(20)
Six months ended June 30, 2017	$1,584	$—	$1,584

Sales for the six months ended June 30, 2017 totaled $1,584 million, which represents an increase of $9 million compared with the same period of 2016. Favorable volumes, product mix, and net new business increased sales by $91 million. Unfavorable currency decreased sales by $23 million, primarily attributable to the Chinese Renminbi, and Euro partially offset by the Brazilian Real and the Japanese Yen. The exit of other climate operations in 2016 decreased sales by $20 million. Other reductions were associated with customer pricing, net of design savings.

Cost of Sales

	Electronics	Other	Total
	(Dollars in Millions)
Six months ended June 30, 2016	$1,318	$27	$1,345
Currency	(19)	—	(19)
Volume, mix, and net new business	82	—	82
Exit and wind-down	—	(27)	(27)
Net cost performance	(40)	—	(40)
Six months ended June 30, 2017	$1,341	$—	$1,341

Cost of sales decreased $4 million for the six months ended June 30, 2017 when compared with the same period in 2016. Increased volumes, product mix, and net new business increased cost of sales by $82 million. Foreign currency decreased cost of sales by $19 million primarily attributable to the Chinese Renminbi, Euro, Japanese Yen, and Mexican Peso, partially offset by the Brazilian Real. The exit and wind down of other climate operations decreased cost of sales by $27 million. Net efficiencies, including material, design and usage economics, and lower engineering costs, partially offset by higher manufacturing and warranty costs decreased cost of sales by $40 million.

Cost of sales includes net engineering costs, comprised of gross engineering expenses related to forward model program development and advanced engineering activities, partially offset by engineering cost recoveries from customers. Electronics gross engineering expenses were $189 million for the six months ended June 30, 2017, a decrease of $3 million compared to the same period of 2016. Engineering recoveries were $46 million for the six months ended June 30, 2017, $10 million higher than the recoveries recorded in the same period of 2016. Engineering cost recoveries can fluctuate period to period depending on underlying contractual terms and conditions and achievement of related development milestones.

Gross Margin

Gross margin was $243 million or 15.3% of sales for the six months ended June 30, 2017 compared to $230 million or 14.6% of sales for the same period of 2016. The $13 million increase in gross margin included $9 million from favorable volumes, net new business and product mix and $7 million related to the exit of climate operations. Currency decreased gross margin by $4 million as the impact of the Chinese Renminbi and Euro more than offset the impact of the Japanese Yen, Mexican Peso, and Brazilian Real. Gross margin also included $1 million of favorable material cost efficiencies and lower engineering costs partially offset by customer pricing reductions, and higher manufacturing costs.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $104 million or 6.6% of sales and $110 million or 7.0% of sales during the six months ended June 30, 2017 and 2016, respectively. The decrease is primarily related to net efficiencies including lower bad debt expense and impacts of restructuring actions.

Restructuring Expense

During the fourth quarter of 2016, the Company announced a restructuring program impacting engineering and administrative functions to further align the Company's engineering and related administrative footprint with its core product technologies and customers. Through June 30, 2017, the Company has recorded approximately $31 million of restructuring expenses, net of reversals, under this program, associated with approximately 250 employees, and expects to incur up to $45 million of restructuring costs for this program. During the six months ended June 30, 2017, the Company has recorded approximately $4 million of restructuring expenses, net of reversals, under this program.

During the first quarter of 2016, the Company announced a restructuring program to transform the Company's engineering organization and supporting functional areas to focus on execution and technology. The organization will be comprised of regional engineering, product management and advanced technologies, and global centers of competence. Through the first six months of 2016, the Company recorded approximately $12 million of restructuring expenses, net of reversals, under this program, associated with approximately 100 employees. Additionally, the Company recorded restructuring expenses related to severance and termination benefits primarily related to the wind-down of certain operations in South America in 2016.

Interest Expense, Net

Interest expense, net was $9 million and $5 million for the six months ended June 30, 2017 and 2016, respectively. The increase in net interest expense results from lower interest income due to lower cash balances, financing fees for the Amended Credit Facilities as further described in Note 10, "Debt" and termination impacts of the Company's interest rate swap as further described in Note 15, "Fair Value Measurements and Financial Instruments."

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was $5 million and $3 million for the six month periods ended June 30, 2017 and 2016 respectively. The income is primarily attributable to the Company's equity interest in Yanfeng Visteon Investment Company and increased primarily related to the timing of engineering recoveries.

Other (Income) Expense, Net

Other (income) expense, net consists of the following:

	Six Months Ended June 30
	2017	2016
	(Dollars in Millions)
Transformation initiatives	$—	$4
Gain on non-consolidated affiliate transactions, net	(2)	—
	$(2)	$4

Transformation initiative costs include information technology separation costs, integration of acquired business, and financial and advisory services incurred in connection with the Company's transformation into a pure play cockpit electronics business. The gain on non-consolidated affiliate transactions, net are described in Note 4, "Non-Consolidated Affiliates."

Income Taxes

The Company's provision for income taxes of $26 million for the six months ended June 30, 2017 represents an increase of $4 million when compared with $22 million in the same period of 2016. The increase in tax expense is attributable to several items including the year-over-year increase in earnings, as well as changes in the mix of earnings and differing tax rates between jurisdictions, the non-recurrence of a $3 million discrete income tax benefit in connection with certain income tax incentives formally approved by the Portuguese tax authorities during the first quarter of 2016, and $2 million resulting from changes in assessments regarding the potential realization of deferred tax assets. These increases were partially offset by the year-over-year decrease for uncertain tax positions, including interest, of approximately $3 million.

Discontinued Operations

The operations subject to the Interiors Divestiture and Climate Transaction met conditions required to qualify for discontinued operations reporting. Accordingly, the results of operations for the Interiors and Climate businesses have been reclassified to income (loss) from discontinued operations, net of tax in the consolidated statements of comprehensive income for the six month periods ended June 30, 2017 and 2016. The six months ending June 30, 2017 included a $7 million gain on the repurchase of the India electronics operations associated with the 2015 Climate Transaction. The six months ending June 30, 2016 primarily included results of the South America interiors operations divested on December 1, 2016 and a tax benefit related to previously divested climate operations.

Net Income

Net income attributable to Visteon was $108 million for the six months ended June 30, 2017, compared to net income of $45 million for the same period of 2016. The increase of $63 million includes discontinued operations impacts of $30 million, lower restructuring charges of $13 million and lower selling, general and administrative expenses of $6 million. Gross margin improved $13 million including $6 million for electronics operations and $7 million related to the 2016 exit of the climate operations. These improvements were partially offset by higher income taxes of $4 million.

Adjusted EBITDA

Adjusted EBITDA (a non-GAAP financial measure, as defined below) was $185 million for the six months ended June 30, 2017, representing an increase of $19 million when compared with Adjusted EBITDA of $166 million for the same period of 2016. The increase included $9 million from favorable volumes, net new business and product mix primarily in Asia, $7 million related to other climate operations exited in 2016 and $5 million for selling, general and administrative cost efficiencies. Foreign currency decreased Adjusted EBITDA by $3 million attributable to the Chinese Renminbi and Euro partially offset by the Japanese Yen and Mexican Peso. Other cost performance includes material cost efficiencies and lower engineering costs offset by unfavorable customer pricing reductions, higher manufacturing costs, and increased warranty costs.

The Company defines Adjusted EBITDA as net income attributable to the Company adjusted to eliminate the impact of depreciation and amortization, restructuring expense, net interest expense, loss on debt extinguishment, equity in net income of non-consolidated affiliates, loss on divestiture, gain on non-consolidated affiliate transactions, other net expense, provision for income taxes, discontinued operations, net income attributable to non-controlling interests, non-cash stock-based compensation expense, and other non-operating gains and losses.

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

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the six months ended June 30, 2017 and 2016, is as follows:

	Six Months Ended June 30
	2017	2016	Change
	(Dollars in Millions)
Adjusted EBITDA	$185	$166	$19
Depreciation and amortization	41	41	—
Restructuring expense	4	17	(13)
Interest expense, net	9	5	4
Equity in net income of non-consolidated affiliates	(5)	(3)	(2)
Other (income) expense, net	(2)	4	(6)
Provision for income taxes	26	22	4
(Income) loss from discontinued operations, net of tax	(8)	22	(30)
Net income attributable to non-controlling interests	7	8	(1)
Non-cash, stock-based compensation expense	6	4	2
Other	(1)	1	(2)
Net income attributable to Visteon Corporation	$108	$45	$63

Liquidity

The Company's primary sources of liquidity are cash flows from operations, existing cash balances, and borrowings under available credit facilities, if necessary. The Company believes that funds generated from these sources will be adequate to fund its liquidity for current business requirements.

A portion of the Company's cash flows from operations are generated outside of the U.S. Accordingly, the Company utilizes a combination of cash repatriation strategies, including dividends, royalties, intercompany loan arrangements and other distributions and advances to provide the funds necessary to meet obligations globally. The Company’s ability to access funds from its subsidiaries is subject to, among other things, customary regulatory and statutory requirements and contractual arrangements including joint venture agreements and local credit facilities. Moreover, repatriation efforts may be modified by the Company according to prevailing circumstances.

The Company's ability to generate operating cash flow is dependent on the level, variability and timing of its customers' worldwide vehicle production, which may be affected by many factors including, but not limited to, general economic conditions, specific industry conditions, financial markets, competitive factors and legislative and regulatory changes. The Company monitors the macroeconomic environment and its impact on vehicle production volumes in relation to the Company's specific cash needs. The Company's intra-year needs are impacted by seasonal effects in the industry, such as mid-year shutdowns, the subsequent ramp-up of new model production and year-end shutdowns at key customers.

In the event that the Company's funding requirements exceed cash provided by its operating activities, the Company will meet such requirements by reduction of existing cash balances, by drawing on its $300 million Revolving Credit Facility or other affiliate working capital lines, by seeking additional capital through debt or equity markets, or some combination thereof.

Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. On March 7, 2017, Standard & Poor's Ratings Services upgraded the Company to 'BB', from 'BB-', with stable outlook. Moody's has reaffirmed the Company's credit rating of Ba3. See Note 10 "Debt" to the accompanying consolidated financial statements for a more comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines are primarily used by the Company's consolidated joint ventures. As of June 30, 2017, these lines had additional availability of $24 million.

Cash Balances

As of June 30, 2017, the Company had total cash of $734 million, including $4 million of restricted cash. Cash balances totaling $487 million were located in jurisdictions outside of the United States, of which approximately $190 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds are repatriated to operations in the U.S., the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

Other Items Affecting Liquidity

During the second half of 2017, the Company expects to make remaining payments of approximately $34 million related to the Germany interiors divestiture that closed on December 1, 2015. Also, as announced during the fourth quarter of 2016, the Company expects to incur restructuring costs to further align the Company's engineering and related administrative footprint with its core product technologies and customers. Approximately $31 million has been expensed and $13 million has been paid since inception to date through June 30, 2017. The Company estimates that it may incur up to $45 million in cumulative expenses to complete these actions. In addition, the Company is in active negotiations related to the potential exit of a European facility. Management continually seeks to streamline the Company's operations and may incur additional restructuring charges in the future.

The Company is authorized to spend an additional $240 million to repurchase Visteon common stock pursuant to the $400 million share repurchase authorization, as discussed in Note 13, "Stockholders' Equity and Non-Controlling Interests" of the consolidated financial statements under Item 1.

During the six months ended June 30, 2017, cash contributions to the Company's U.S. and non-U.S. defined benefit pension plan were $3 million. The Company expects to make cash contributions to its defined benefit pension plans of $7 million in 2017. Estimated cash contributions for 2018 through 2020, under current regulations and market assumptions are approximately $29 million.

Cash Flows

Operating Activities
Including discontinued operations, the Company generated $86 million of cash in operating activities during the six months ended June 30, 2017, compared to cash provided by operations of $14 million during the same period of 2016, representing a $72 million improvement. The increase in operating cash flows is attributable to higher net income of $62 million and lower cash tax payments, net of expense of $43 million primarily due to the non-recurrence of transaction related taxes incurred in 2016, partially offset by higher working capital use of approximately $35 million largely driven by an increase in China domestic sales.
Investing Activities

Cash used from investing activities during the six months ended June 30, 2017 totaled $76 million, compared to net cash provided by investing activities of $358 million for the same period in 2016, representing a decrease of $434 million. Net cash used by investing activities during the six months ended June 30, 2017, includes the purchase of the India electronics operations associated with the Climate Transaction for $47 million and capital expenditures of $47 million. These outflows were partially offset by proceeds for divestitures of equity and cost based investments in China and Europe of $13 million and net investment hedge settlement proceeds of $5 million.
Net cash flow provided by investing activities for the six months ended June 30, 2016 includes the Climate Transaction withholding tax refund of $356 million, liquidation of investments of short-term securities of $47 million and proceeds from asset sales of $4 million, partially offset by capital expenditures of $37 million, and a $12 million shareholder loan to a non-consolidated affiliate.

Financing Activities

Cash used by financing activities during the six months ended June 30, 2017, totaled $171 million, compared to $2,258 million used by financing activities for the same period in 2016, for a decrease in cash used by financing activities of $2,087 million. Cash used by financing activities during the six months ended June 30, 2017 included share repurchases of $160 million and dividends paid to non-controlling interests of $11 million.

Cash used by financing activities during the six months ended June 30, 2016 of $2,258 million included a distribution payment of $1,736 million, share repurchases of $500 million, stock based compensation tax withholding payments of $11 million and net debt payments of $11 million.

Debt and Capital Structure

See Note 10, “Debt” to the consolidated financial statements included in Item 1.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet financial arrangements that have or are reasonably likely to have a material current or future effect on financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

The primary market risks to which the Company is exposed includes changes in foreign currency exchange rates, interest rates and certain commodity prices. The Company manages these risks through derivative instruments and various operating actions including fixed price contracts with suppliers and cost sourcing arrangements with customers. The Company's use of derivative instruments is limited to mitigation of market risks, including hedging activities. However, derivative instruments are not used for speculative or trading purposes, as per clearly defined risk management policies. The Company's use of derivative instruments may entail risk of credit loss in the event of non-performance of a counter-party to a financial derivative contract. The Company limits its counterparty exposure by entering into agreements directly with a variety of major financial institutions with high credit profiles to support an expectation that the counterparty is capable of meeting the obligations under the contracts. In addition, the Company's ability to utilize derivatives to manage market risk is dependent on credit conditions and market conditions given the current economic environment.

Foreign Currency Risk

The Company's net cash inflows and outflows that are exposed to the risk of adverse changes in exchange rates as related to the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends, investments in subsidiaries and anticipated foreign currency denominated transaction proceeds. The Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to reduce the impact to the Company's cash flows from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a financial derivative instrument. The Company’s primary hedged foreign currency exposures include Euro, Japanese yen, Thailand baht and Mexican peso. The Company's policy requires that hedge transactions relate to a specific portion of the exposure not to exceed the aggregate amount of the underlying transaction. As of June 30, 2017, and December 31, 2016, the net fair value of foreign currency forward and option contracts was a net liability of $15 million and less than $1 million, respectively. Maturities of these instruments generally do not exceed eighteen months.

During 2015, the Company entered into cross currency swap transactions to mitigate the variability of the value of the Company's investment in certain non-U.S. entities. In April 2017, the Company terminated and received $5 million of proceeds upon settlement. There was no ineffectiveness associated with such derivatives at the time of the termination. The Company subsequently entered into new cross currency swap transactions with an aggregate notional amount of $150 million. The transactions are designated as net investment hedges of certain of the Company's European affiliates. Accordingly, the effective portion of changes in the fair value of the transactions are recognized in other comprehensive income, a component of shareholders' equity. There was no ineffectiveness associated with such derivatives as of June 30, 2017 and December 31, 2016 and the fair value of these derivatives was a liability of $12 million and an asset of $6 million, respectively.

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $28 million and $31 million for foreign currency derivative financial instruments as of June 30, 2017 and December 31, 2016, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge loans to subsidiaries. As exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars.

Interest Rate Risk

The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company uses financial derivative instruments to manage exposure to fluctuations in interest rates in accordance with its risk management policies. During 2015, the Company entered into interest rate swaps to manage interest rate risk related to the variable rate interest payments of the Term Facility. In April 2017, the Company terminated these swaps and paid $1 million to settle the contracts.

During the second quarter of 2017, the Company entered into new interest rate swap contracts with an aggregate notional value of $150 million to effectively convert designated interest payments related to the amended Term Facility from variable to fixed cash flows. The maturities of these swaps do not exceed the underlying amended Term Facility. The instruments have been designated as cash flow hedges and accordingly, the effective portion of the changes in the fair value of the swap transactions are initially recognized in other comprehensive income. Subsequently, the accumulated gains and losses recorded in equity are reclassified to income in the period during which the hedged transaction impacts earnings. The ineffective portion of changes in the fair value of the swap transactions, if any, are recognized directly in income. As of June 30, 2017 and December 31, 2016, the fair value of the Company's interest rate swaps was an asset of less than $1 million and a liability of $1 million, respectively. There has been no ineffectiveness associated with these derivatives.

The Company significantly reduced interest rate exposure after entering the swap transactions in 2015. The variable rate basis of debt is approximately 60% and 59% as of June 30, 2017 and December 31, 2016, respectively.

Commodity Risk

The Company's exposures to market risk arising from changes in the price of production material are managed primarily through negotiations with suppliers and customers, although there can be no assurance that the Company will recover all such costs. The Company continues to evaluate derivatives available in the marketplace and may determine to utilize derivatives in the future.

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

As of June 30, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017.

Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the second quarter of 2017.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3) (in millions)
Apr. 1, 2017 to Jun. 30, 2017	361,201	$97.46	359,100	$240
Total	361,201	$97.46	359,100	$240

(1)
Includes 2,101 shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted share and stock unit awards made pursuant to the Visteon Corporation 2010 Incentive Plan.

(2)
On February 27, 2017, the Company entered into an ASB program with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $125 million. On March 2, 2017 the Company received an initial delivery of 1,062,022. On May 8, 2017, the Company received an additional 238,344 shares upon conclusion of the program. In total, the Company acquired 1,300,366 shares under the ASB program. In addition, the Company purchased 359,100 shares on the open market at an average price of $97.44 per share totaling approximately $35 million during the second quarter of 2017.

(3)
On January 10, 2017, the Company's board of directors authorized $400 million of share repurchase of its shares of common stock. As of June 30, 2017, there is $240 million remaining on the authorization. Additional repurchases of common stock, if any, may occur at the discretion of the Company.

Item 6.	Exhibits

The exhibits listed on the "Exhibit Index" on Page 47 hereof are filed with this report or incorporated by reference as set forth therein.

Signatures

Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Visteon Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ Stephanie S. Marianos
Stephanie S. Marianos
Vice President and Chief Accounting Officer

Date: July 27, 2017

Exhibit Index

Exhibit No.	Description
10.1	2010 Visteon Executive Severance Plan, effective June 7, 2017.*
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated July 27, 2017.
31.2	Rule 13a-14(a) Certification of Executive Vice President, Chief Financial Officer dated July 27, 2017.
32.1	Section 1350 Certification of Chief Executive Officer dated July 27, 2017.
32.2	Section 1350 Certification of Executive Vice President, Chief Financial Officer dated July 27, 2017.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
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