Form 10-K
period 2017-12-31
VISTEON CORP
filed 2018-02-22
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number 001-15827
VISTEON CORPORATION
(Exact name of registrant as specified in its charter)

State of Delaware	38-3519512
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
One Village Center Drive, Van Buren Township, Michigan	48111
(Address of principal executive offices)	(Zip code)
Registrant’s telephone number, including area code: (800)-VISTEON
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:

Warrants, each exercisable for 1.3 shares of Common Stock at an exercise price of $0.01 (expiring October 1, 2020) (Title of class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ✓ No __
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
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
Large accelerated filer ✓ Accelerated filer  __   Non-accelerated filer __   Smaller reporting company __ Emerging growth company __
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2017 (the last business day of the most recently completed second fiscal quarter) was approximately $3.2 billion.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__

As of February 15, 2018, the registrant had outstanding 30,919,267 shares of common stock.
Document Incorporated by Reference

Document	Where Incorporated
2018 Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

Visteon Corporation and Subsidiaries

Part I

Item 1.	Business

Description of Business

Visteon Corporation (the "Company" or "Visteon") is a global automotive supplier that designs, engineers and manufactures innovative electronics products for nearly every original equipment vehicle manufacturer ("OEM") worldwide including Ford, Mazda, Renault/Nissan, General Motors, Jaguar/Land Rover, Honda, Volkswagen, BMW and Daimler. Visteon is headquartered in Van Buren Township, Michigan, and has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 10,000 employees, dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., with a heavy concentration in low-cost geographic regions.

Visteon provides value for its customers and stockholders through its technology-focused vehicle cockpit electronics business, by delivering a rich, connected cockpit experience for every car from luxury to entry. The Company's cockpit electronics business is one of the broadest portfolios in the industry and includes instrument clusters, information displays, infotainment systems, audio systems, telematics solutions, and head-up displays. The Company's vehicle cockpit electronics business comprises and is reported under the Electronics segment. In addition to the Electronics segment, the Company had residual operations in South America and Europe previously associated with the Interiors and Climate businesses, sold or exited by December 31, 2016, but not subject to discontinued operations classification that comprised Other.

The Company’s History

The Company was incorporated in Delaware in January 2000 as a wholly owned subsidiary of Ford Motor Company (“Ford” or “Ford Motor Company”). Subsequently, Ford transferred the assets and liabilities comprising its automotive components and systems business to Visteon. The Company separated from Ford in June 2000 when all of the Company’s common stock was distributed by Ford to its shareholders. After filing for bankruptcy in 2009 as a result of the recession, the Company emerged from bankruptcy in 2010, and in 2012 implemented a comprehensive shareholder value creation plan that involved the transformation milestones below.

Transformation Milestones

The Company previously operated Climate, Interiors, and Electronics product lines. Over the last five years, the Company has transformed the business operations into a pure-play supplier of automotive cockpit electronics and connected car solutions.

A summary of the milestones completing the transformation are summarized below:

•
Exit of Climate Business - On June 9, 2015, Visteon Corporation and its wholly owned subsidiary, VIHI, LLC (collectively, “Visteon”) completed the sale of its shares of Halla Visteon Climate Control Corporation, a Korean corporation (“HVCC”) (the “Climate Transaction”). The Company received net cash proceeds of approximately $2.7 billion and recognized a pretax gain of approximately $2.3 billion in connection with the closing of the Climate Transaction in the second quarter of 2015.

During the fourth quarter of 2016, the Company sold its South Africa climate operations with 2015 annual sales of $9 million for proceeds of $2 million, and recorded a loss of $11 million related to foreign currency translation amounts recorded in accumulated other comprehensive loss.

In connection with the Climate Transaction, the Company completed the repurchase of the electronics operations located in India during the first quarter of 2017 for $47 million, recognizing a $7 million gain on the settlement of purchase commitment contingencies.

•
Exit of Interiors Business - During 2014, the Company divested the majority of its global Interiors business (the "Interiors Divestiture"). Subsequently, Visteon completed the sale of its Interiors operations in Thailand on February 2, 2015. On December 1, 2016, the Company completed the sale of its Interiors operations in Argentina and Brazil, incurring a loss of $19 million representing the final working capital cash contribution and related contractual obligations, marking the completion of the Interiors Divestiture.

On December 1, 2015, Visteon completed the sale and transfer of its equity ownership in Visteon Deutschland GmbH, which operated the Berlin, Germany interiors plant ("Germany Interiors Divestiture"). The Company contributed cash of approximately $141 million, assets of $27 million, and liabilities of $198 million including pension related liabilities. The Company made a final contribution payment of approximately $35 million during December 2017 upon the fulfillment of certain buyer contractual commitments, that had been included in the Company's consolidated balance sheet as "Other current liabilities" as of December 31, 2016.

•
Enhance Shareholder Returns - In connection with the Climate Transaction, the Company returned approximately $2.75 billion of cash to shareholders from 2015 through 2016 via a series of actions including share buybacks and special distributions.

During 2015, the Company entered an accelerated stock buyback ("ASB") program for an aggregate purchase price of $500 million. Under this program the Company repurchased 4,771,262 shares of common stock for an average settlement price of $104.79.

On December 9, 2015, the Company declared a special distribution of $43.40 per share of its common stock outstanding as of January 15, 2016, or approximately $1.75 billion in the aggregate. On January 22, 2016 approximately $1.74 billion was distributed to shareholders. An additional amount of $14 million will be paid upon vesting and settlement of restricted stock units and performance-based share units previously granted to the Company's employees. The special cash distribution was funded from the Climate Transaction proceeds.

During 2016, Visteon entered into stock buyback programs with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $500 million. Under these programs, Visteon purchased 7,190,506 shares at an average price of $69.48.

The Company's strategic priorities going forward are outlined in Item 7 "Executive Summary" of this Report.

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

•
Electronic content and connectivity - The electronic content of vehicles continues to increase due to various regulatory requirements and consumer demand for increased vehicle performance and functionality. The use of electronic components can reduce weight, expedite assembly, enhance fuel economy, improve emissions, increase safety and enhance vehicle performance. Additionally, digital and portable technologies have dramatically influenced the lifestyle of today’s consumers, who expect products that enable such a lifestyle. This requires increased electronic and technical content such as in-vehicle communication, navigation and entertainment capabilities. While OEMs are taking different paths to connect their vehicles to high-speed broadband internet connections in the short-term, future vehicles are expected to be built with vehicle-to-vehicle connectivity systems. There is momentum by OEMs to integrate discrete electronic control units into a multi-core domain controller to increase efficiency and reduce power consumption, cost and weight. Vehicle cockpits are becoming increasingly digitized.

•
Advanced driver assistance systems ("ADAS") and autonomous driving - The industry continues to advance toward semi-autonomous and autonomous vehicles. The Society of Automotive Engineers has defined five levels of autonomy ranging from levels one and two with driver-assist functions whereby the driver is responsible for monitoring the environment, to level five with full autonomy under all conditions. Levels one and two are already popular in the market while levels three and above require multiple sensors, radars, camera and LiDARs, requiring sensor fusion and machine learning technologies, as the system assumes the role of monitoring the environment. Level three includes features such as highway pilot and parking assist technology, for which a high market penetration rate is expected over the next several years.

•
Safety and security - Governments continue to focus regulatory efforts on safer transportation. Accordingly, OEMs are working to improve occupant and pedestrian safety by incorporating more safety-oriented technology in their vehicles. Additionally, in-vehicle connectivity has increased the need for robust cybersecurity systems to protect data, applications and associated infrastructure. Security features are evolving with advances in sensors and silicon. Suppliers must enable the security/safety initiatives of their customers including the development of new technologies.

•
Vehicle standardization - OEMs continue to standardize vehicle platforms on a global basis, resulting in a lower number of individual vehicle platforms, design cost savings and further scale of economies through the production of a greater number of models from each platform. Having operations in the geographic markets in which OEMs produce global platforms enables suppliers to meet OEMs’ needs more economically and efficiently, thus making global coverage a source of significant competitive advantage for suppliers with a diversified global footprint. Additionally, OEMs are looking to suppliers for increased collaboration to lower costs, reduce risks and decrease overall time to market. Suppliers that can provide fully engineered solutions, systems and pre-assembled combinations of component parts are positioned to leverage the trend toward system sourcing. As vehicles become more connected and cockpits more digitized, suppliers that can deliver modular hardware architectures, “open” software architectures and a software platform approach will be poised to help OEMs achieve greater reuse of validated hardware circuitry, design scalability and faster development cycles.

Financial Information about Segments

The Company’s current reportable segment is Electronics. The Company's Electronics segment provides vehicle cockpit electronics products to customers, including instrument clusters, information displays, infotainment systems, audio systems, telematics solutions, and head-up displays. Prior to 2017, the Company also had Other operations consisting primarily of South Africa and South America climate operations substantially exited during the fourth quarter of 2016. Future impacts of such legacy operations will be included with the Company's continuing Electronics operations.

Refer to Note 22 “Segment Information” in Item 8 of this Report for more information about the Company’s reportable segment.

The Company’s Products

The Company designs and manufactures vehicle cockpit electronics components, modules and systems further described as follows:

Instrument Clusters

The Company offers a full line of instrument clusters, from standard analog gauge clusters to high-resolution, all-digital, fully reconfigurable, 2-D and 3-D display-based devices. The Company uses a platform approach to accelerate development and manage multiple vehicle variants. These clusters can use a wide range of display technologies, graphic capabilities and decorative elements, including organic light-emitting diode ("OLED"), free-form and curved displays. Premium clusters support complex 3-D graphics and feature embedded functionality such as driver monitoring, camera inputs and ambient lighting.

Information Displays

The Company offers a range of information displays for various applications within the cockpit, incorporating a sleek profile, craftsmanship and touch sensors, designed to deliver high performance for the automotive market. These displays can integrate a range of user interface technologies and graphics management capabilities, such as 3-D, dual view, cameras, optics, haptic feedback, light effects and dual (OLED) displays.

Infotainment/Audio Systems

The Company offers a range of infotainment solutions, including Phoenix™ display audio and embedded infotainment platform, and Android embedded infotainment - an open-source system based on Android Automotive. Visteon’s Phoenix™ display audio entry offering is designed to allow vehicle occupants to easily connect their mobile devices to the system and safely access phone functions, listen to music, stream media and enable mobile connectivity applications through Apple CarPlay®, Android Auto and Baidu CarLife. Phoenix™ embedded infotainment enables third-party developers to create apps easily through a software development kit and software simulation of the target hardware system. The Phoenix™ platform delivers built-in security and over-the-air updates. It consists of Phoenix InfoCore™ - in-vehicle middleware that maximizes software reuse and upgrades, and Phoenix Studio 2.0 - a PC-based development tool for apps.

Telematics Solutions

The Company provides a cost-optimized, high-speed telematics control unit to enable secure connected car services, software updates and data. The Company’s telematics solution uses a single hardware and flexible software architecture to support regional telematics service providers and mobile networks. The Company’s wireless gateway platform is designed to meet future connectivity requirements including 4G, V2X, Wi-Fi® and next-generation mobile standards such as 5G. The Company also offers a hands-free telephone unit that provides Bluetooth® and Universal Serial Bus ("USB") connectivity.

Head-Up Displays

The Company provides a complete line of head-up displays ("HUD") that present critical information to the driver in a convenient location and at a comfortable focal distance. Combiner HUD projects a virtual image in front of the driver using a compact, transparent screen mounted on top of the instrument panel. Windshield HUD projects the image directly on the vehicle windscreen. The Company has demonstrated an augmented reality system that overlays graphics in the driver’s line of sight to represent objects in the vehicle’s path; provide navigation guidance; and display relevant information, such as a lane departure warning.

SmartCore™ Domain Controller

The Company offers an automotive-grade, integrated domain controller approach, called SmartCore™, which can independently operate the infotainment system, instrument cluster, head-up display and potentially other features on a single, multi-core chip to improve efficiency and reduce power consumption and cost. Included are: SmartCore™ Runtime, middleware, enabling communication between domains and apps to be shown on any display; and SmartCore™ Studio, a PC-based configuration tool to generate hypervisor configurations.

DriveCore™ Autonomous Driving Controller

DriveCore™ is a complete technology platform consisting of the hardware, middleware and frameworks to develop machine learning algorithms for autonomous driving applications of Level 3 and above. It provides an open platform for the development of sensor-based solutions for the auto industry - through three main components:

•	Compute - A modular and scalable computing hardware platform designed to be adapted to all levels of automated driving

•	Runtime - In-vehicle middleware that provides a secure framework enabling applications and algorithms to communicate in a real time, high-performance environment

•	Studio - A PC-based development environment that enables automakers to create an ecosystem of developers for rapid algorithm development.

The Company’s Customers

The Company's ultimate customers are global vehicle manufacturers including Ford, Mazda, Renault/Nissan, General Motors, Jaguar / Land Rover, Honda, Volkswagen, BMW and Daimler. Ford, Mazda and Renault/Nissan are the Company's largest customers and in 2017 accounted for sales of approximately 28%, 17% and 14%, respectively. In 2016 and 2015, Ford accounted for 30% and 34% of sales, respectively, Mazda accounted for 17% and 16% of sales in 2016 and 2015, respectively and Renault/Nissan accounted for 15% and 14% of sales for 2016 and 2015, respectively.

The Company records revenue when persuasive evidence of an arrangement exists, delivery occurs, the sales price or fee is fixed or determinable and collectibility is reasonably assured. Price reductions are typically negotiated on an annual basis between suppliers and OEMs. Such reductions are intended to take into account expected annual reductions in the overall cost to the supplier of providing products and services to the customer, through such factors as manufacturing productivity enhancements, material cost-reductions and design-related cost improvements. The Company has an aggressive cost-reduction program that focuses on reducing its total costs, which are intended to offset customer price reductions. However, there can be no assurance that the Company’s cost-reduction efforts will be sufficient to fully offset such price reductions. The Company records price reductions when probable and reasonably estimable.

The Company’s Competition

The automotive sector is concentrated, but operates under highly competitive conditions resulting from the globalized nature of the industry, high fixed costs and the resulting need for scale economies, market dynamics including share in mature economies and positioning in emerging economies, and the low cost of switching for the end consumer. Accordingly, OEMs rigorously evaluate suppliers on the basis of financial viability, product quality, price competitiveness, technical expertise and development capability, new product innovation, reliability and timeliness of delivery, product design and manufacturing capability and flexibility, customer service and overall management. The Company's primary independent competitors include but are not limited to Alpine Electronics, Aptiv PLC, Continental AG, Denso Corporation, Harman International, LG Corporation, Nippon Seiki, Panasonic Corporation, Pioneer Corporation, and Robert Bosch GmbH.

The Company’s Product Sales Backlog

The Company defines backlog as cumulative remaining awarded life-of-program expected booked sales, to be delivered in future periods. The Company’s Electronics segment backlog was $19.4 billion as of December 31, 2017, compared with $16.5 billion as of December 31, 2016, reflecting an increase of 18%. The Company’s estimated net sales may be impacted by various assumptions, including new program vehicle production levels, customer price reductions, currency exchange rates and program launch timing. In addition, the Company typically enters into customer agreements at the beginning of a vehicle life cycle with the intent to fulfill purchasing requirements for the entire vehicle production life cycle. These agreements may be terminated by customers at any time and, accordingly, expected net sales information does not represent firm orders or firm commitments.

The Company’s Business is Seasonal and Cyclical

Historically, the Company’s business has been moderately seasonal because its largest North American customers typically cease production for approximately two weeks in July for model year changeovers and approximately one week in December during the winter holidays. Customers in Europe historically shut down vehicle production during a portion of August and one week in December. In China, customers typically shut down approximately one week in early October and one week in January or February.  Additionally, third-quarter automotive production traditionally is lower as new vehicle models enter production.

The Company’s Workforce and Employee Relations

The Company’s workforce as of December 31, 2017 included approximately 10,000 persons, of which approximately 5,000 were salaried employees and 5,000 were hourly workers. Many of the Company’s employees are members of industrial trade unions and confederations within their respective countries, including Europe, Asia and South America. Many of these organizations operate under collectively bargained contracts that are not specific to any one employer. The Company constantly works to establish and maintain positive, cooperative relations with its unions and work representatives around the world and believes that its relationships with unionized employees are satisfactory.

The Company’s Product Research and Development

The Company’s research and development efforts are intended to maintain leadership positions in core products and provide the Company with a competitive edge as it seeks additional business with new and existing customers. The Company also works with technology development partners, including customers, to develop technological capabilities and new products and applications. Total research and development expenses, net of recoveries, were approximately $253 million, $295 million and $294 million in 2017, 2016 and 2015, respectively.

The Company’s Intellectual Property

The Company owns significant intellectual property, including a number of patents, copyrights, proprietary tools and technologies and trade secrets and is involved in numerous licensing arrangements. Although the Company’s intellectual property plays an important role in maintaining its competitive position, no single patent, copyright, proprietary tool or technology, trade secret or license, or group of related patents, copyrights, proprietary tools or technologies, trade secrets or licenses is, in the opinion of management, of such value to the Company that its business would be materially affected by the expiration or termination thereof. The Company’s general policy is to apply for patents on an ongoing basis, in appropriate countries, on its patentable developments that are considered to have commercial significance.

The Company also views its name and mark as significant to its business as a whole. In addition, the Company holds rights in a number of other trade names and marks applicable to certain of its businesses and products that it views as important to such businesses and products.

The Company’s Raw Materials and Suppliers

Raw materials used by the Company in the manufacture of its products include electronics components, resins, copper, and precious metals. All of the materials used are generally available from numerous sources. In general, the Company does not carry inventories of raw materials in excess of those reasonably required to meet production and shipping schedules. As of December 31, 2017, the Company had not experienced significant shortages of raw materials. The Company monitors its supply base and endeavors to work with suppliers and customers to attempt to mitigate the impact of potential material shortages and supply disruptions. While the Company does not anticipate any significant interruption in the supply of raw materials, there can be no assurance that sufficient sources or amounts of all necessary raw materials will be available in the future.

The automotive supply industry is subject to inflationary pressures with respect to raw materials, which have historically placed operational and financial burdens on the entire supply chain. Accordingly, the Company continues to take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with customers include collaboration on alternative product designs and material specifications, contractual price escalation clauses and negotiated customer recoveries. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that it will be successful in fully offsetting increased costs resulting from inflationary pressures.

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

	Sales (a)			Property and Equipment, Net
	Year Ended December 31			December 31
	2017	2016	2015	2017	2016
United States	25%	26%	26%	3%	4%
Mexico	2%	2%	2%	14%	14%
Total North America	27%	28%	28%	17%	18%
Portugal	16%	14%	13%	20%	18%
Slovakia	9%	8%	8%	10%	8%
Tunisia	3%	4%	6%	3%	3%
France	3%	4%	4%	2%	6%
Germany	—%	—%	3%	1%	1%
Other Europe	1%	2%	3%	3%	2%
Intra-region eliminations	—%	(1)%	(2)%	—%	—%
Total Europe	32%	31%	35%	39%	38%
China	23%	23%	21%	23%	22%
Japan	16%	16%	15%	6%	5%
Thailand	3%	3%	3%	3%	3%
India	3%	2%	2%	6%	7%
Korea	—%	1%	1%	—%	—%
Intra-region eliminations	(5)%	(5)%	(5)%	—%	—%
Total Asia	40%	40%	37%	38%	37%
South America	2%	3%	4%	6%	7%
Inter-region eliminations	(1)%	(2)%	(4)%	—%	—%
	100%	100%	100%	100%	100%
(a) Company sales based on geographic region where sale originates and not where customer is located.

The Company’s Website and Access to Available Information

The Company’s current and periodic reports filed with the United States Securities and Exchange Commission (“SEC”), including amendments to those reports, may be obtained through its internet website at www.visteon.com free of charge as soon as reasonably practicable after the Company files these reports with the SEC. A copy of the Company’s code of business conduct and ethics for directors, officers and employees of Visteon and its subsidiaries, entitled “Ethics and Integrity Policy,” the Corporate Governance Guidelines adopted by the Company’s Board of Directors and the charters of each committee of the Board of Directors are also available on the Company’s website. A printed copy of the foregoing documents may be requested by contacting the Company’s Investor Relations department in writing at One Village Center Drive, Van Buren Township, MI 48111; by phone (734) 710-8349; or via email at investor@visteon.com.

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
The Company has manufacturing and distribution facilities in many foreign countries, including Mexico and countries in Europe, South America and Asia. International operations are subject to certain risks inherent in doing business abroad, including:

•	changes to international trade agreements;

•	local economic conditions, expropriation and nationalization, foreign exchange rate fluctuations and currency controls;

•	withholding, border, and other taxes on remittances and other payments by subsidiaries;

•	investment restrictions or requirements;

•	export and import restrictions, including increases in border tariffs; and

•	increases in working capital requirements related to long supply chains.

In particular, if the United States withdraws from or materially modifies the North American Free Trade Agreement, or any other international trade agreement with one of the countries in which the Company operates, or implements increases in border tariffs, there could be a significantly adverse effect on the Company's financial condition, operating results and cash flows.
The Company has and is expected to continue to invest significantly in joint ventures with other parties to conduct business in China and elsewhere in Asia. These investments may include manufacturing operations and technical centers as well as research and development activities to support anticipated growth in the region. If the Company is not able to strengthen existing relationships, secure additional customers and develop market-relevant advanced driver assistance and autonomous vehicle technologies, it may fail to realize expected rates of return on these investments. The Company’s ability to repatriate funds from these joint ventures depends not only upon their uncertain cash flows and profits, but also upon the terms of particular agreements with the Company’s joint venture partners and maintenance of the legal and political status quo. As a result, the Company’s exposure to the risks described above is substantial. The likelihood of such occurrences and its potential effect on the Company vary from country to country and are unpredictable. However, any such occurrences could be harmful to the Company’s business and the Company’s profitability and financial condition.
The Company must continue to develop, introduce and achieve market acceptance of new and enhanced products in order to grow its sales in the future.
The growth of the Company's business will be dependent on the demand for innovative automotive electronics products, including but not limited to advanced driver assistance and autonomous vehicle technologies. In order to increase sales in current markets and gain entry into new markets, the Company must innovate to maintain and improve existing products, including software, while successfully developing and introducing distinctive new and enhanced products that anticipate changing customer and consumer preferences and capitalize upon emerging software technologies. However, the Company may experience difficulties that delay or prevent the development, introduction or market acceptance of its new or enhanced products, or undiscovered software errors, bugs and defects in its products may injure the Company's reputation. Furthermore, these new technologies have also attracted increased competition from outside the traditional automotive industry, and any of these competitors may develop and introduce technologies that gain greater customer or consumer acceptance, which could adversely affect the future growth of the Company.
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
The Company owns significant intellectual property, including a number of patents, trademarks, copyrights and trade secrets, and is involved in numerous licensing arrangements. The Company’s intellectual property plays an important role in maintaining its competitive position in a number of the markets served. The Company may utilize intellectual property in its products that requires a license from a third-party. While the Company believes that such licenses generally can be obtained, there is no assurance that the necessary licenses can be obtained on commercially acceptable terms or at all. Failure to obtain the right to use third-party intellectual property could preclude the Company from selling certain products and have materially adverse effects on the Company’s business, results of operations and financial condition. Developments or assertions by or against the Company relating to intellectual property rights could materially impact the Company’s business. Recently, the Company has seen an increase in patent claims related to connectivity-enabled products where other patent-holding companies are seeking royalties and often enter into litigation based on patent infringement allegations. Significant technological developments by others also could materially and adversely affect the Company’s business and results of operations and financial condition.
The discontinuation or loss of business, or lack of commercial success, with respect to a particular vehicle model for which the Company is a significant supplier could reduce the Company’s sales and harm its profitability.
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
Demand for the Company’s products is directly related to the automotive vehicle production of the Company’s major customers. Automotive sales and production are cyclical and can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the cost and availability of credit and other factors.
A disruption in the Company's information technology systems could adversely affect its business and financial performance.
The Company relies on the accuracy, capacity and security of its information technology systems as well as those of its customers, suppliers, partners, and service providers to conduct its business. Despite the security and risk-prevention measures the Company has implemented, the Company's systems could be breached, damaged or otherwise interrupted by a system failure, cyber attack, malicious computer software (malware), unauthorized physical or electronic access or other natural or man-made incidents or disasters. The Company is also susceptible to security breaches that may go undetected. Such a breach or interruption could result in business disruption, theft of the Company intellectual property or trade secrets and unauthorized access to personnel information. To the extent that business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect the Company’s competitive position, relationships with customers, financial condition, operating results and cash flows.

The Company is highly dependent on Ford Motor Company and decreases in this customer’s vehicle production volumes would adversely affect the Company.

Ford is one of the Company’s largest ultimate customers and accounted for 28%, 30% and 34% of sales in 2017, 2016 and 2015, respectively. Accordingly, any change in Ford's vehicle production volumes may have a significant impact on the Company’s sales volume and profitability.

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

Recent changes in the U.S. federal income tax rules could adversely affect us and our shareholders.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law, making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the migration from a worldwide tax system to a territorial tax system with a one-time transition tax on cumulative post-1986 foreign earnings, a modification of the characterization and treatment of certain intercompany transactions, and the creation of a new U.S. corporate minimum tax on certain earnings of foreign subsidiaries.

The Company has reflected the necessary impact of the Act in our financial statements for 2017, the year of enactment. The Company continues to examine the impact the Act may have on its business. The impact the Act may have on holders of Visteon common stock is uncertain and could be adverse. The Company urges its shareholders to consult with their legal and tax advisors with respect to the Act and the potential tax consequences of investing in our common stock.

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
Downward pricing pressures by automotive manufacturers, while characteristic of the automotive industry, are increasing. Virtually all automakers have implemented aggressive price-reduction initiatives and objectives each year with their suppliers, and such actions are expected to continue in the future. In addition, estimating such amounts is subject to risk and uncertainties because any price reductions are a result of negotiations and other factors. Accordingly, suppliers must be able to reduce their operating costs in order to maintain profitability. The Company has taken steps to reduce its operating costs and other actions to offset customer price reductions; however, price reductions have impacted the Company’s sales and profit margins and are expected to continue to do so in the future. If the Company is unable to offset customer price reductions in the future through improved operating efficiencies, new manufacturing processes, sourcing alternatives and other cost-reduction initiatives, the Company’s results of operations and financial condition will likely be adversely affected.
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

As a result of Visteon's global presence, a significant portion of the Company's revenues and expenses is denominated in currencies other than the U.S. dollar. The Company is therefore subject to foreign currency risks and foreign exchange exposure. The Company's primary exposures are to the Euro, Japanese Yen, and Chinese Renminbi. While the Company employs financial instruments to hedge transactional foreign exchange exposure, including multi-year contracts, exchange rates are difficult to predict and such actions may not insulate the Company' completely from those exposures. As a result, volatility in certain exchange rates could adversely impact Visteon financial results and comparability of results from period to period.

Item 1B.	Unresolved Staff Comments

None

Item 2.    Properties

The Company's principal executive offices are located in Van Buren Township, Michigan.  At December 31, 2017, the Company and its consolidated subsidiaries owned or leased approximately:

•	34 corporate offices, technical and engineering centers and customer service centers in eleven countries around the world, of which 33 were leased and 1 was owned.

•	15 Electronics manufacturing and/or assembly facilities in Mexico, Portugal, Russia, Slovakia, Tunisia, India, Japan, South Korea, China, Thailand and Brazil, of which 12 were leased and 3 were owned.

In addition, the Company's non-consolidated affiliates operate approximately 6 manufacturing and/or assembly locations, primarily in the Asia Pacific region. The Company considers its facilities to be adequate for its current uses.

Item 3.	Legal Proceedings

Certain legal proceedings in which the Company is involved are discussed in Note 21 - "Commitments and Contingencies" of Part II, Item 8 "Financial Statements and Supplementary Data" and should be considered an integral part of Part I, Item 3 "Legal Proceedings."

Item 4.	Mine Safety Disclosures

None

Item 4A. Executive Officers and Key Employees

The following table shows information about the executive officers of the Company and other key employees. Ages are as of February 1, 2018:

Name	Age	Position
Sachin S. Lawande	50	Director, President and Chief Executive Officer
Christian A. Garcia	54	Executive Vice President and Chief Financial Officer
Sunil K. Bilolikar	56	Senior Vice President, Operations and Procurement
Matthew M. Cole	48	Senior Vice President, Product Development Engineering
Brett D. Pynnonen	49	Senior Vice President and General Counsel
Markus J. Schupfner	48	Senior Vice President and Chief Technology Officer
Robert R. Vallance	57	Senior Vice President, Customer Business Groups
Stephanie S. Marianos	49	Vice President and Chief Accounting Officer

Sachin S. Lawande has been Visteon’s Chief Executive Officer, President and a director of the Company since June 29, 2015. Before joining Visteon, Mr. Lawande served as Executive Vice President and President, Infotainment Division of Harman International Industries, Inc., an automotive supplier, from July 2013 to June 2015. From July 2011 to June 2013, he served as Executive Vice President and President of Harman’s Lifestyle Division, and from July 2010 to June 2011 as Executive Vice President and Co-President, Automotive Division. Prior to that he served as Harman’s Executive Vice President and Chief Technology Officer since February 2009. Mr. Lawande joined Harman International in 2006, following senior roles at QNX Software Systems and 3Com Corporation. He also serves on the board of directors of DXC Technology Company

Christian A. Garcia has been Visteon’s Executive Vice President and Chief Financial Officer since October 2016. Prior to joining the Company, Mr. Garcia served as Senior Vice President, Finance and Interim Chief Financial Officer of Halliburton Company, a global provider of products and services to the energy sector, from January 2015 to August 2016. From January 2014 to December 2015, he served as Halliburton’s Chief Accounting Officer and from September 2011 to December 2014 as Halliburton’s Treasurer. Prior to that, he was Senior Vice President, Investor Relations of Halliburton from January 2011 to August 2011. He also held a series of senior financial positions with Landmark Graphics, a software and consulting provider that was acquired by Halliburton. Prior to joining Landmark Graphics, he worked at Bell and Howell and San Miguel Corp. in the Philippines in various roles. Mr. Garcia also serves on the board of directors of Keane Group, Inc.

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

Matthew M. Cole has been Visteon’s Senior Vice President, Product Development since December 2016. Prior to that, he was Vice President, Product Development upon rejoining the Company in July 2014. From July 2011 to June 2014, he served as Vice President, Engineering at Johnson Controls, Inc., an automotive supplier. From July 2010 to June 2011, he served as Johnson Controls' Vice President, Product Management. Prior to that, he spent 19 years at Ford Motor Company and Visteon in product development, engineering and leadership positions in the U.S. and Asia.

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

On December 14, 2017, the Company's Board of Directors (the "Board") approved the Company to be voluntarily delisted from The New York Stock Exchange (“NYSE”) at the close of trading on December 26, 2017 and transfer the listing of its common stock to The NASDAQ Stock Market (“NASDAQ”) to commence trading on December 27, 2017. Visteon’s common stock will continue to trade under the stock symbol “VC”.

As of February 15, 2018, the Company had 30,919,267 shares of its common stock, $0.01 par value per share, outstanding, which were owned by 4,261 shareholders of record. The table below shows the high and low sales prices per share for the Company’s common stock as reported by the stock exchange for each quarterly period for the last two years.

	2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
High	$101.12	$103.58	$125.46	$132.42
Low	$80.94	$92.37	$101.27	$121.99

	2016
	First Quarter*	Second Quarter	Third Quarter	Fourth Quarter
High	$80.85	$81.04	$73.13	$84.48
Low	$54.71	$64.11	$63.04	$64.95
*The Company paid a special distribution of $43.40 per share of common stock on January 22, 2016. The stock price before the distribution has been adjusted to proforma distribution as of January 1, 2016.

No dividends were paid by the Company on its common stock during the years ended December 31, 2017 and 2016. The Company’s Board evaluates the Company’s dividend policy based on all relevant factors. The Company’s credit agreements limit the amount of cash payments for dividends that may be made. Additionally, the ability of the Company’s subsidiaries to transfer assets is subject to various restrictions, including regulatory requirements and governmental restraints. Refer to Note 17, “Stockholders’ Equity and Non-controlling Interests,” in Item 8 of this Report.

The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the fourth quarter of 2017.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (3)
Oct. 1, 2017 to Oct. 31, 2017	—	$0.00	—	$0.00
Nov. 1, 2017 to Nov. 30, 2017	98,283	$125.10	—	$0.00
Dec. 1, 2017 to Dec. 31, 2017	138,101	$128.37	—	$0.00
Total	236,384	$127.01	—	$0.00

(1)
This column includes 219 shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units made pursuant to the Visteon Corporation 2010 Incentive Plan.

(2)
On January 9, 2017, the Company's Board of Directors authorized $400 million of share repurchases. As of December 31, 2017, there is $200 million remaining on this authorization. Additional repurchases of common stock, if any, may occur at the discretion of the Company.

(3)	On January 15, 2018, the Company's Board authorized an additional $500 million share repurchases to be completed through 2020.

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

Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2013, through December 31, 2017, for Visteon's existing common stock, the S&P 500 Index and the Dow Jones U.S. Auto Parts Index. The graph below assumes that $100 was invested on December 31, 2013, in each of the Company's common stock, the stocks comprising the S&P 500 Index and the stocks comprising the Dow Jones U.S. Auto Parts Index, and that all that dividends have been reinvested.

	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017
Visteon Corporation	$100.00	$130.49	$139.82	$166.65	$259.58
Dow Jones U.S. Auto & Parts Index	$100.00	$106.36	$103.44	$105.35	$129.22
S&P 500	$100.00	$113.68	$115.24	$129.02	$157.17
The above comparisons are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's common stock or the referenced indices.

Item 6.	Selected Financial Data

The following statement of operations, statement of cash flows and balance sheet data were derived from the Company's consolidated financial statements for the years ended December 31, 2017, 2016, 2015, 2014 and 2013. This information should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” in this Report.

	Year Ended December 31	Year Ended December 31	Year Ended December 31	Year Ended December 31	Year Ended December 31
	2017	2016	2015	2014	2013
	(Dollars in Millions, Except Per Share Amounts)
Statement of Operations Data:

Net sales	$3,146	$3,161	$3,245	$2,586	$1,724
Net income (loss) from continuing operations	175	131	42	(75)	555
Net income (loss) from discontinued operations, net of tax	17	(40)	2,286	(131)	220
Net income (loss) attributable to Visteon Corporation	$176	$75	$2,284	$(295)	$690
Basic earnings (loss) per share
Continuing operations	$5.03	$3.28	$0.52	$(2.14)	$11.10
Discontinued operations	0.54	(1.14)	53.48	(4.30)	2.70
Basic earnings (loss) attributable to Visteon Corporation	$5.57	$2.14	$54.00	$(6.44)	$13.80

Diluted earnings (loss) per share
Continuing operations	$4.94	$3.25	$0.51	$(2.14)	$10.86
Discontinued operations	0.53	(1.13)	52.12	(4.30)	2.64
Diluted earnings (loss) attributable to Visteon Corporation	$5.47	$2.12	$52.63	$(6.44)	$13.50

Balance Sheet Data:
Total assets	$2,304	$2,373	$4,681	$5,323	$6,027
Total debt, excluding held for sale	$393	$382	$383	$616	$399
Total Visteon Corporation stockholders' equity	$637	$586	$1,057	$865	$1,920

Statement of Cash Flows Data:
Cash provided from operating activities	$217	$120	$338	$284	$312
Cash (used by) provided from investing activities	$(175)	$302	$2,358	$(740)	$698
Cash used by financing activities	$(233)	$(2,262)	$(774)	$(359)	$(141)

Year Ended December 31, 2017

On December 1, 2017, the Company completed an asset sale related to an Electronics facility in France to a third party (the "France Transaction"). In connection with the France Transaction, the Company recorded pre-tax losses of approximately $33 million including a cash contribution of $13 million, long-lived asset impairment charges of $13 million and other working capital and transaction related impacts of $7 million.

Year Ended December 31, 2016

On December 1, 2016, the Company completed the sale of its Interiors operations in Argentina and Brazil, incurring a loss of $19 million representing the final working capital cash contribution and related contractual obligations, completing the Interiors Divestiture.

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

Year Ended December 31, 2015

On June 9, 2015, Visteon completed the sale of all of its shares of Halla Visteon Climate Control Corporation, a Korean corporation (“HVCC”). The Company received net cash proceeds of approximately $2.7 billion and recognized a pretax gain of approximately $2.3 billion in connection with the closing of the Climate Transaction in the second quarter of 2015.

On December 1, 2015, Visteon completed the Germany Interiors Divestiture. The Company recognized a pretax loss on divestiture of $105 million during the year ended December 31, 2015, related to foreign currency translation and pension benefit plan amounts previously recorded in accumulated other comprehensive loss in 2015. Although the divestiture represented a continuation of the Company’s exit from the Interiors business, the divestiture was not considered a strategic shift given the size of the operations representing $86 million in 2015 sales. Therefore, the operations did not qualify for discontinued operations presentation and operating results prior to the sale were classified within Other as continuing operations.
Year Ended December 31, 2014

During 2014, the Company divested the majority of its global Interiors business (the "Interiors Divestiture"). The Company recorded losses totaling $326 million during the year ended December 31, 2014. The operating results of Interiors businesses subject to the Interiors Divestiture have been reclassified to Net income (loss) from discontinued operations, net of tax for all periods presented. These losses included an asset impairment loss of $190 million recorded during the second quarter of 2014 pursuant to execution of the Purchase Agreement and additional losses of $136 million during the fourth quarter of 2014 pursuant to the Master Closing on November 1, 2014 and the completion of the sale of an Interiors operation in India on December 1, 2014. The operating results of Interiors businesses subject to the Interiors Divestiture were reclassified to Net income (loss) from discontinued operations, net of tax for all periods presented.

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

Description of Business

Visteon Corporation (the "Company" or "Visteon") is a global automotive supplier that designs, engineers and manufactures innovative electronics products for nearly every original equipment vehicle manufacturer ("OEM") worldwide including Ford, Mazda, Renault/Nissan, General Motors, Jaguar / Land Rover, Honda, Volkswagen, BMW and Daimler. Visteon is headquartered in Van Buren Township, Michigan, and has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 10,000 employees, dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the United States.

Visteon provides value for its customers and stockholders through its technology-focused vehicle cockpit electronics business, by delivering a rich, connected cockpit experience for every car from luxury to entry. The Company's cockpit electronics business is one of the broadest portfolios in the industry and includes instrument clusters, information displays, infotainment systems, audio systems, telematics solutions, and head-up displays. The Company's vehicle cockpit electronics business comprises and is reported under the Electronics segment. Prior to 2017, the Company also had Other operations consisting primarily of South Africa and South America climate operations substantially exited during the fourth quarter of 2016. As the Company ceased Other operations in 2016, future impacts of such legacy operations will be included with the Company's continuing Electronics operations.

Executive Summary

Strategic Priorities

Visteon is a technology-focused, pure-play supplier of automotive cockpit electronics. The cockpit electronics business is growing faster than underlying vehicle production, expected to grow by more than 1.5 times over the next five years. Key drivers of the growth include connected car, advanced driver assistance systems ("ADAS") and electrification technologies.

The Company has laid out the following strategic priorities:

•
Long-Term Growth and Margin Expansion - Visteon offers technology and related manufacturing operations for instrument clusters, information displays, infotainment systems, audio systems, telematics solutions, and head-up displays. Backlog, defined as cumulative remaining life of program booked sales, is approximately $19.4 billion as of December 31, 2017, or 6.1 times the last twelve months of sales, reflecting a strong booked sales base on which to launch future growth. This is $2.9 billion higher than the $16.5 billion backlog as of December 31, 2016.

2017 new business wins included the third and fourth awards of SmartCore™ cockpit technology which represents the industry-first automotive grade cockpit domain controller, consolidating separate cockpit electronics products on a single, multi-core chip, accessible through integrated human machine interface ("HMI") technology.

Core business financial results continue to improve with Adjusted EBITDA margin for electronics of 11.8% in 2017 compared with 11.1% in the same period of 2016. The Company expects to continue to deliver cost efficiencies by streamlining selling, general and administration costs and engineering costs, improving free cash flow, optimizing the capital structure and driving savings benefits as revenue grows.

•
Transformation from Digital to Autonomous - The Company is an established global leader in cockpit electronics technologies and is positioned to provide solutions as the industry transitions to autonomous technology. The Company's approach to autonomous driving is to feature fail-safe centralized domain hardware, designed for algorithmic developers, and to apply artificial intelligence for object detection and other functions. The Company is developing a Level 3/4 secure autonomous driving domain controller platform with an open framework based on neural networks. Level 3+ system requirements include systems with environmental monitoring radar, camera and LiDAR sensors, late fusion of sensor data, scalable centralized computing and machine learning algorithms. The Company is taking a disciplined approach to progress autonomous technology via collaborations with key partners, customer partnerships and strategic investments.

The Company is partnering with technology organizations in connection with the DriveCore™ introduction, with the goal of creating an open collaboration model for automakers. The DriveCore™ technology, introduced in 2018, includes three components:

•	Compute - A modular and scalable computing hardware platform designed to be adapted to all levels of automated driving

•	Runtime - In-vehicle middleware that provides a secure framework enabling applications and algorithms to communicate in a real time, high-performance environment

•	Studio - A PC-based development environment that enables automakers to create an ecosystem of developers for rapid algorithm development.

In January 2018, the Company announced a strategic cooperation agreement with a leading China-based vehicle manufacturer, to develop and deploy autonomous driving and other cockpit electronics solutions. Visteon will continue to leverage joint venture relationships to drive adoption of new offerings.

In 2017, the Company entered into a contribution agreement with the American Center for Mobility, a non-profit corporation that is building a state of the art research and development facility for testing and validating connected and automated vehicles, the acceleration of standards, and the education of the workforce and public. The Company will use the future facility for the Company's autonomous driving research and development activities.

•
Return Enhancement through Capital Deployment - On January 9, 2017, the Company's Board of Directors authorized management to purchase $400 million of Visteon common stock. On February 27, 2017, the Company entered into an accelerated share buyback ("ASB") program with a third-party financial institution to purchase shares of Visteon common stock for an aggregate purchase price of $125 million. Through conclusion of the program on May 8, 2017, the Company acquired 1,300,366 shares at an average price of $96.13 per share.

In addition to the ASB program, the Company purchased 677,778 shares in the open market at an average price of $110.63. Through the end of December 31, 2017, the Company purchased 1,978,144 shares at an average price of $101.10 per share for a total of $200 million in share repurchases during 2017. At December 31, 2017, $200 million of the share repurchase authorization remained outstanding.

On January 15, 2018, the Company announced that its Board of Directors has authorized additional share repurchases of up to $500 million, for a total authorization amount of $700 million, of common stock to be purchased through 2020.

On December 19, 2017, the Company entered into a forward-starting share repurchase agreement with a third-party financial institution to purchase up to $100 million shares of its common stock complying with the provisions of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934. Share purchases under the program commenced January 2, 2018 and will expire on February 26, 2018. As of February 15, 2018, the Company paid $13 million to purchase a total of 109,190 shares with an average price of $120.41. As of February 15, 2018, the Company has an outstanding authorization to purchase up to $687 million of its shares through 2020.

Financial Results

Significant aspects of the Company's financial results for the year ended December 31, 2017, include the following.

•
The Company recorded sales of $3,146 million representing a decrease of $15 million compared with the year ended December 31, 2016. The decrease is attributable to the exit of other climate operations in 2016, representing a decrease of $54 million. Electronics sales increased by $39 million, primarily due to new business, favorable volumes, product mix, and currency, partially offset by customer pricing net of design changes.

•
Gross margin was $499 million or 15.9% of sales for the year ended December 31, 2017, compared to $464 million or 14.7% of sales for the same period of 2016. The increase was primarily attributable to the exit of other climate operations in 2016, improved cost performance including engineering expense (including higher engineering recoveries), and favorable volumes, partially offset by unfavorable currency, customer pricing, and product mix.

•
Net income attributable to Visteon was $176 million for the year ended December 31, 2017, compared to net income of $75 million for the same period of 2016. The increase of $101 million includes higher net income due to the non-recurrence of 2016 losses from discontinued operations of $40 million, the 2017 income from discontinued operations of $17 million, lower restructuring charges of $35 million, the non-recurrence of charges associated with the 2016 South Africa climate disposition of $11 million, higher equity in net income of non-consolidated affiliates of $5 million and gains on the sale of non-consolidated affiliates of $4 million. These improvements were partially offset by higher income taxes of $18 million and loss on divestiture of $33 million in 2017.

•
Total cash and cash equivalents was $709 million, including $3 million of restricted cash as of December 31, 2017, $173 million lower than $882 million, including $4 million of restricted cash as of December 31, 2016. The lower cash balance is primarily attributable to share repurchases of $200 million, $99 million of capital expenditures, $35 million final contribution payment related to the Germany Interiors Divestiture, the repurchase of the India electronics operations sold in connection with the Climate Transaction of $47 million, and the France Divestiture contribution of $13 million, partially offset by the change in cash provided by operating activities of $217 million.

•
Including discontinued operations, the Company generated $217 million of cash from operating activities during the year ended December 31, 2017, compared to $120 million during the same period of 2016, for an increase of $97 million. The increase in operating cash flows is attributable to higher net income of $101 million and lower cash tax payments, net of expense of $79 million primarily due to the non-recurrence of transaction-related taxes incurred in 2016, partially offset by higher working capital use of approximately $48 million, higher warranty payments net of expense of $23 million and an increase in China bank notes of $5 million.

The pie charts below highlight the sales breakdown for Visteon's Electronics segment for the year ended December 31, 2017.

Global Automotive Market Conditions and Production Levels

During 2017 global light vehicle production increased 2.1% over the same period last year.

Light vehicle production levels for 2017 and 2016 by geographic region are provided below (units in millions):

	Light Vehicle Production
	2017	2016	Change
Global	95.1	93.1	2.1%
Asia Pacific	50.0	48.7	2.6%
Europe	22.2	21.6	3.2%
North America	17.1	17.8	(4.3)%
South America	3.3	2.7	20.4%
Other	2.5	2.3	11.6%
Source: IHS Automotive

The Company's consolidated results of operations for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31
	2017	2016	Change
	(Dollars in Millions)

Sales	$3,146	$3,161	$(15)
Cost of sales	2,647	2,697	(50)
Gross margin	499	464	35
Selling, general and administrative expenses	222	220	2
Restructuring expense, net	14	49	(35)
Interest expense	21	18	3
Interest income	5	6	(1)
Equity in net income of non-consolidated affiliates	7	2	5
Loss on divestiture	33	—	33
Gain on non-consolidated affiliate transactions, net	4	—	4
Other expense, net	2	24	(22)
Provision for income taxes	48	30	18
Net income from continuing operations	175	131	44
Net income (loss) from discontinued operations, net of tax	17	(40)	57
Net income	192	91	101
Net income attributable to non-controlling interests	16	16	—
Net income attributable to Visteon Corporation	$176	$75	$101
Adjusted EBITDA*	$370	$337	$33

* Adjusted EBITDA is a Non-GAAP financial measure, as defined in Note22.

Results of Operations - 2017 Compared with 2016

Prior to 2017, the Company also had Other operations consisting primarily of the South Africa and the South America climate operations substantially exited during the fourth quarter of 2016.

Sales

	Electronics	Other	Total
	(Dollars in Millions)
December 31, 2016	$3,107	$54	$3,161
Volume, mix, and net new business	127	—	127
Currency	5	—	5
Exit of climate operations	—	(54)	(54)
Other	(93)	—	(93)
December 31, 2017	$3,146	$—	$3,146

Sales for the year ended December 31, 2017 totaled $3,146 million, which represents a decrease of $15 million compared with the same period of 2016. Favorable volumes, product mix, and net new business increased sales by $127 million. Product mix reflects the Company-specific content across product lines. Favorable currency increased sales by $5 million, primarily attributable to the Euro, Brazilian Real and Indian Rupee, partially offset by the Chinese Renminbi. The exit of other climate operations in 2016 decreased sales by $54 million. Other reductions were primarily associated with customer pricing.

Cost of Sales

	Electronics	Other	Total
	(Dollars in Millions)
December 31, 2016	$2,634	$63	$2,697
Volume, mix, and net new business	123	—	123
Currency	12	—	12
Exit of climate operations	—	(63)	(63)
Other	(122)	—	(122)
December 31, 2017	$2,647	$—	$2,647

Cost of sales decreased $50 million for the year ended December 31, 2017, when compared with the same period in 2016. Increased volumes, product mix, and net new business increased cost of sales by $123 million. Foreign currency increased cost of sales by $12 million primarily attributable to the Euro, Brazilian Real, and Thai Baht, partially offset by the Chinese Renminbi, Japanese Yen, and Mexican Peso. The exit and wind-down of other climate operations decreased cost of sales by $63 million. Net efficiencies, including material, design and usage economics, higher engineering recoveries and lower gross engineering expense, warranty costs, and certain intellectual property settlements, partially offset by higher manufacturing and other cost performance, decreased cost of sales by $122 million.

Cost of sales includes net engineering costs, comprised of gross engineering expenses related to forward model program development and advanced engineering activities, partially offset by engineering cost recoveries from customers. Electronics gross engineering expenses were $386 million for the year ended December 31, 2017, a decrease of $13 million compared to the same period of 2016. Engineering recoveries were $133 million for the year ended December 31, 2017, $29 million higher than the recoveries recorded in the same period of 2016. Engineering cost recoveries can fluctuate period to period depending on underlying contractual terms and conditions and achievement of related development milestones.

Gross Margin

The Company's gross margin was $499 million or 15.9% of sales for the year ended December 31, 2017, compared to $464 million or 14.7% of sales for the same period of 2016. The $35 million increase in gross margin included $4 million from favorable volumes and net new business partially offset by product mix, and $9 million related to the exit of climate operations. Currency decreased gross margin by $7 million as the impact of the Chinese Renminbi and Euro more than offset the impact of the Indian Rupee, Mexican Peso, and Brazilian Real. Gross margin also included net cost efficiencies of $29 million, including favorable material cost efficiencies, lower gross engineering expense and higher engineering recoveries, and certain intellectual property settlements, partially offset by customer pricing reductions, and higher manufacturing costs.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $222 million, or 7.1% of sales, and $220 million, or 7.0% of sales, during the years ended December 31, 2017 and 2016, respectively. The increase of $2 million is primarily related to increased equity, based incentive compensation costs and an increase in allowance for doubtful accounts, partially offset by net cost efficiencies.

Restructuring Expense

Electronics: During the fourth quarter of 2016, the Company announced a restructuring program impacting engineering and administrative functions to further align the Company's engineering and related administrative footprint with its core product technologies and customers. The Company expects to incur up to $45 million of restructuring costs for this program. For the years ended December 31, 2017 and 2016, the Company recorded restructuring expenses under this program associated with 250 employees, which amounted to approximately $14 million and $26 million, net of reversals, respectively.

During the first quarter of 2016, the Company announced a restructuring program to transform the Company's engineering organization and supporting functional areas to focus on execution and technology. The organization will be comprised of regional engineering, product management and advanced technologies, and global centers of competence. During 2016, the Company recorded approximately $11 million, net of reversals of restructuring expenses, under this program, associated with approximately 100 employees. As of December 31, 2017, the plan is considered substantially complete.

Other and Discontinued Operations: During the year ended December 31, 2016, the Company recorded $16 million of restructuring expenses related to severance and termination benefits related to the wind-down of certain operations in South America. As of December 31, 2017, this program is considered substantially complete.

Interest Expense, Net

Net interest expense for the year ended December 31, 2017, was $16 million, an increase of $4 million when compared to $12 million for the same period of 2016. Interest expense was $21 million and $18 million for the years ended December 31, 2017 and 2016, respectively. The increase in net interest expense includes lower interest income due to lower cash balances, refinancing fees for the amended credit facilities as further described in Note 13, "Debt" and termination impacts of the Company's interest rate swap as further described in Note 20, "Financial Instruments."

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was $7 million and $2 million for the years ended December 31, 2017 and 2016, respectively. The income is primarily attributable to the Company's equity interest in Yanfeng Visteon Investment Company, which increased due to sales volume as well as higher royalty and engineering recoveries.

Loss on Divestiture

On December 1, 2017, the Company completed an asset sale related to an Electronics facility in France to a third party (the "France Transaction"). In connection with the France Transaction, the Company recorded pre-tax losses of approximately $33 million including a cash contribution of $13 million, long-lived asset impairment charges of $13 million and other working capital and transaction related impacts of $7 million.

Gain on Non-Consolidated Affiliate Transactions, Net

During the year ended December 31, 2017, the Company completed the sale of its 50% interest in an equity method investment for proceeds of $7 million, consistent with its carrying value. Also in 2017, the Company disposed of its remaining cost method investments for proceeds of approximately $8 million and recorded a pretax gain of $4 million.

During 2016, the Company agreed to sell a 50% interest in an equity investment for approximately $7 million and recorded an impairment loss of approximately $5 million related to this transaction. Also in 2016, the Company sold a cost method investment to a third party for proceeds of approximately $11 million. The Company recorded a pre-tax gain of $5 million related to this transaction during the year ended December 31, 2016.

Other Expense, Net

Other expense, net consists of the following:

	Year Ended December 31
	2017	2016
	(Dollars in Millions)
Transformation initiatives	$2	$9
Foreign currency translation charge	—	11
Transaction hedging and exchange losses	—	1
Integration costs	—	2
Loss on asset contributions	—	2
Recoverable taxes	—	(1)
	$2	$24
Transformation initiative costs include information technology separation costs, integration of acquired businesses, and financial and advisory services incurred in connection with the Company's transformation into a pure play cockpit electronics business.

During the year ended December 31, 2016, the Company recorded a charge of approximately $11 million related to foreign currency translation amounts recorded in accumulated other comprehensive loss associated with the sale of the Company's South Africa climate operations.

During the year ended December 31, 2016, the Company recorded $2 million of costs to integrate the businesses associated with the acquisition of substantially all of the global automotive electronics business of Johnson Controls Inc. (the "Electronics Acquisition"). Integration costs included re-branding, facility modification, information technology readiness and related professional services.

In connection with the closure of the Climate facility in Argentina, the Company contributed land and buildings with a net book value of $2 million to the local municipality for the benefit of former employees.

Income Taxes

The Company's provision for income tax was $48 million for year ended December 31, 2017 and reflects income tax expense related to those countries where the Company is profitable; accrued withholding taxes; ongoing assessments related to the recognition and measurement of uncertain tax benefits; the inability to record a tax benefit for pretax losses and/or recognize tax expense for pretax income in certain jurisdictions (including the U.S.) due to valuation allowances, and other non-recurring tax items.

The Company's provision for income taxes increased $18 million for the year ended December 31, 2017, compared with 2016. The increase is primarily attributable to the non-recurrence of an $11 million tax benefit recognized in 2016 related to the ability to carryback the 2016 U.S. tax loss against 2015 U.S. tax liabilities (both current and FIN 48) as a result of triggering a worthless stock deduction (“WSD”) for U.S. tax purposes relating to Visteon SA. Other increases include the overall increase in year-over-year changes in the mix of earnings and differing tax rates between jurisdictions, as well as changes in valuation allowance related to revised profit projections primarily in Mexico and France. Other changes in the Company’s deferred tax asset valuation allowances did not materially impact net tax expense during the years ended December 31, 2017 or 2016.

The increases in the tax provision were partially offset by $2 million of year-over-year changes in unrecognized tax benefits, including interest and penalties, related primarily to the non-recurrence of unfavorable adjustments in 2016, primarily in connection with intercompany transactions between the U.S. and non-U.S. taxing jurisdictions.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the migration from a worldwide tax system to a territorial system, which institutes a dividends received deduction for foreign earnings with a one-time transition tax on cumulative post-1986 foreign earnings, a modification of the characterization and treatment of certain intercompany transactions and creates a new U.S. corporate minimum tax on certain earnings of foreign subsidiaries. The Company has calculated its best estimate of the impact of the Act in its year-end income tax provision in accordance with the guidance available as of the date of this filing. Accordingly, the Company has recognized a provisional income tax charge of $250 million, the impact of which was entirely offset by a corresponding income tax benefit associated with a reduction in the U.S. valuation allowance. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $267 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $19 million, which was more than offset by the $36 million reversal of the Company’s existing deferred tax liability (net of foreign tax credits) associated with repatriation of unremitted foreign earnings. The Company continues to gather information related to estimates surrounding the remeasurement of deferred taxes and information related to unremitted earnings from foreign affiliates to more precisely analyze and compute the remeasurement of deferred taxes and the impact of the transition tax under the Act. Any subsequent adjustment to these amounts is not expected to have a significant impact to income tax expense due to the U.S. valuation allowance.

Discontinued Operations

In connection with the Climate Transaction, the Company completed the repurchase of the electronics operations located in India during the first quarter of 2017 for $47 million, recognizing a $7 million gain on settlement of purchase commitment contingencies.

In connection with the Interiors Divestiture, the Company negotiated a settlement with the Buyer for certain non-income tax items and recognized a gain on divestiture of $7 million for the year ended December 31, 2017.

Net Income

Net income attributable to Visteon was $176 million for the year ended December 31, 2017, compared to net income of $75 million for the same period of 2016. The increase of $101 million includes higher net income due to the non-recurrence of 2016 losses from discontinued operations of $40 million, 2017 income from discontinued operations of $17 million, lower restructuring charges of $35 million, the non-recurrence of charges associated with the 2016 South Africa climate disposition of $11 million, higher equity in net income of non-consolidated affiliates of $5 million and gains on the sale of non-consolidated affiliates of $4 million. These improvements were partially offset by higher income taxes of $18 million and a loss on the France divestiture of $33 million in 2017.

Adjusted EBITDA

Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 22) was $370 million for the year ended December 31, 2017, representing an increase of $33 million when compared with Adjusted EBITDA of $337 million for the same period of 2016. The increase is primarily attributable to favorable volumes, improved net cost performance including higher engineering recoveries, partially offset by exchange, customer pricing and product mix.

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31
	2017	2016	Change
	(Dollars in Millions)
Adjusted EBITDA	$370	$337	$33
Depreciation and amortization	87	84	3
Restructuring expense, net	14	49	(35)
Interest expense, net	16	12	4
Equity in net income of non-consolidated affiliates	(7)	(2)	(5)
Loss on divestiture	33	—	33
Gain on non-consolidated affiliate transactions, net	(4)	—	(4)
Other expense, net	2	24	(22)
Provision for income taxes	48	30	18
Net (income) loss from discontinued operations, net of tax	(17)	40	(57)
Net income attributable to non-controlling interests	16	16	—
Non-cash, stock-based compensation expense	12	8	4
Other	(6)	1	(7)
Net income attributable to Visteon Corporation	$176	$75	$101

Results of Operations - 2016 Compared with 2015

The Company's consolidated results of operations for the years ended December 31, 2016 and 2015 were as follows:

	Year Ended December 31
	2016	2015	Change
	(Dollars in Millions)
Sales	$3,161	$3,245	$(84)
Cost of sales	2,697	2,815	(118)
Gross margin	464	430	34
Selling, general and administrative expenses	220	245	(25)
Restructuring expense	49	36	13
Interest expense	18	19	(1)
Interest income	6	5	1
Equity in net income of non-consolidated affiliates	2	7	(5)
Loss on debt extinguishment	—	5	(5)
Loss on divestiture	—	105	(105)
Gain on non-consolidated affiliate transactions, net	—	62	(62)
Other expense, net	24	25	(1)
Provision for income taxes	30	27	3
Net income from continuing operations	131	42	89
Net income (loss) from discontinued operations, net of tax	(40)	2,286	(2,326)
Net income	91	2,328	(2,237)
Net income attributable to non-controlling interests	16	44	(28)
Net income attributable to Visteon Corporation	$75	$2,284	$(2,209)
Adjusted EBITDA*	$337	$282	$55

* Adjusted EBITDA is a Non-GAAP financial measure, as described in Note 22.

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

Other sales decreased during the year ended December 31, 2016, by $99 million. The Germany Interiors Divestiture, effective December 1, 2015, resulted in a decrease in sales of $86 million. Lower production volumes related to the wind-down of certain South America businesses reduced sales by $11 million.

Cost of Sales

	Electronics	Other	Eliminations	Total
	(Dollars in Millions)
December 31, 2015	$2,666	$164	$(15)	$2,815
Currency	(37)	(7)	—	(44)
Volume, mix, and net new business	100	(10)	15	105
Germany Interiors Divestiture	—	(83)	—	(83)
Other	(95)	(1)	—	(96)
December 31, 2016	$2,634	$63	$—	$2,697
Electronics cost of sales decreased during the year ended December 31, 2016, by $32 million when compared with the same period in 2015. Cost of sales increased $100 million attributable to higher volumes as well as changes in product mix, representing the variable nature of material and labor costs. Foreign currency decreased cost of sales by $37 million primarily attributable to the Chinese Renminbi, Euro, and Mexican Peso, partially offset by the Japanese Yen. Additionally, the Company recognized $95 million of net efficiencies related to material and manufacturing costs.

Cost of sales for Other decreased $101 million, reflecting the impacts of the Germany Interiors Divestiture during the fourth quarter of 2015, and lower production volumes related to the wind-down of certain businesses in South America.

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

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $220 million or 7.0% of sales and $245 million or 7.6% of sales during the years ended December 31, 2016 and 2015, respectively. The decrease of $25 million is primarily related to net efficiencies and lower incentive compensation expense.

Restructuring Expense

Electronics: During the fourth quarter of 2016, the Company announced a restructuring program impacting engineering and administrative functions to further align the Company's engineering and related administrative footprint with its core product technologies and customers. The Company expects to incur up to $45 million of restructuring costs for this program. The Company recorded approximately $26 million of restructuring expenses under this program during 2016, associated with approximately 250 employees.

During the first quarter of 2016, the Company announced a restructuring program to transform the Company's engineering organization and supporting functional areas to focus on execution and technology. The organization will be comprised of regional engineering, product management and advanced technologies, and global centers of competence. During 2016, the Company recorded approximately $11 million, net of reversals, of restructuring expenses under this program, associated with approximately 100 employees.

In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve cost savings through transaction synergies. During the year ended December 31, 2015, the Company recorded $20 million, net of reversals, of severance and termination benefits under this program associated with approximately 1,100 employees.

During 2015 the Company announced a restructuring program designed to reduce the workforce at a European Electronics facility. The Company recorded $12 million of severance and termination benefits under this program associated with approximately 100 employees.

The Company previously announced a restructuring program designed to reduce fixed costs and to improve operational efficiencies by addressing certain under-performing operations. In connection with that program, the Company announced plans to realign its corporate and administrative functions directly to their corresponding operational beneficiary. During 2015, the Company recorded $4 million of restructuring expenses, primarily related to severance and termination benefits associated with certain executives.

Other and Discontinued Operations: During the year ended December 31, 2016, the Company recorded $16 million of restructuring expenses related to severance and termination benefits for the wind-down of certain operations in South America.

In connection with the reorganization of the Company's Climate operations in France, the Company recorded and paid cash to settle employee severance and termination benefits of $2 million during 2015, associated with approximately 135 employees.

Interest Expense, Net

Net interest expense for the year ended December 31, 2016 was $12 million, a decrease of $2 million when compared to $14 million for the same period of 2015. Interest expense of $18 million and $19 million, respectively, for the years ended December 31, 2016 and December 31, 2015 is primarily associated with the Company's Term Facility due April 9, 2021, with original principal of $600 million and prepaid down to $350 million following the Climate Transaction in June 2015.

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

Loss on Divestiture

On December 1, 2015, Visteon completed the Germany Interiors Divestiture by contributing cash of approximately $141 million, assets of $27 million, and liabilities of $198 million, including pension related liabilities. The Company recognized a pretax loss on divestiture of $105 million related to foreign currency translation and pension benefit plan amounts previously recorded in accumulated other comprehensive loss. The Company made a final contribution payment of approximately $35 million during December 2017.

Gain on Non-Consolidated Affiliate Transactions, Net

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

Other Expense, Net

Other expense, net consists of the following:

	Year Ended December 31
	2016	2015
	(Dollars in Millions)
Foreign currency translation charge	$11	$—
Transformation initiatives	9	25
Transaction hedging and exchange loss (income)	1	(15)
Integration costs	2	14
Loss on asset contribution	2	1
Recoverable taxes	(1)	—
	$24	$25
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

During the years ended December 31, 2016 and 2015, the Company recorded $2 million and $14 million, respectively, of costs to integrate the businesses associated with the Electronics Acquisition. Integration costs included re-branding, facility modification, information technology readiness and related professional services.

In connection with the closure of the Climate facility in Argentina, the Company contributed land and buildings with a net book value of $2 million to the local municipality for the benefit of former employees. The Company also recorded gains of $1 million during the year ended December 31, 2016, to adjust recoverable value-added taxes to net realizable value attributable to business exit activities.

Income Taxes

The Company's provision for income tax was $30 million for year ended December 31, 2016 and reflects income tax expense related to those countries where the Company is profitable; accrued withholding taxes; ongoing assessments related to the recognition and measurement of uncertain tax benefits; the inability to record a tax benefit for pretax losses and/or recognize tax expense for pretax income in certain jurisdictions (including the U.S.) due to valuation allowances, and other non-recurring tax items.

The Company's provision for income taxes decreased $3 million for the year ended December 31, 2016, compared with 2015. The increase included an $11 million year-over-year increase in unrecognized tax benefits, including interest and penalties, related primarily to the non-recurrence of favorable audit developments and statute expirations during 2015, and unfavorable adjustments in 2016, primarily in connection with intercompany transactions between the U.S. and non-U.S. taxing jurisdictions. Other increases include the non-recurrence of an $18 million income tax benefit on pretax U.S. losses from continuing operations recognized during 2015. Although the Company maintains a full valuation allowance against net deferred tax assets in the U.S., the level of other categories of income generated in the U.S. during 2015 (primarily related to discontinued operations) resulted in a charge to discontinued operations income tax expense of $18 million with the offsetting benefit recognized in continuing operations, effectively resulting from a reduction in the valuation allowance against deferred tax assets. These increases were partially offset by the non-recurrence of $8 million income tax expense related to the withholding tax associated with the sale of its non-consolidated affiliate located in China and favorable developments in connection with certain Portuguese income tax incentives formally approved during 2016 resulting in a discrete income tax benefit of $3 million, and year-over-year tax benefits of $3 million resulting from the partial elimination of valuation allowances in Mexico and France. Other changes in the Company’s deferred tax asset valuation allowances did not materially impact net tax expense during the years ended December 31, 2016 or 2015. Other decreases reflect the year-over-year changes in the mix of earnings and differing tax rates between jurisdictions. Additionally, during 2016, the Company recorded an $11 million income tax benefit in connection with the recognition of a worthless stock deduction (“WSD”) for U.S. income tax purposes related to Visteon SA (the Company’s wholly owned subsidiary associated with the Company’s Climate facility in Argentina where manufacturing operations have ceased), which resulted in an estimated current year U.S. net operating loss ("NOL") allowing the Company to carryback such NOL against its 2015 U.S. taxable income. Consequently, the Company recorded a $3 million income tax receivable which represents the remaining income tax paid in 2015 relating to the Climate sale (which should be refunded after carrying back the current year NOL to 2015 and filing a refund claim), and an $8 million reduction in unrecognized tax benefits that impact the effective rate.

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

Net Income

Net income attributable to Visteon was $75 million for the year ended December 31, 2016, which included a net loss from discontinued operations of $40 million, restructuring expense of $49 million, higher year over year gross margin of $34 million, and lower year-over-year selling, general and administrative expenses of $25 million. Net income attributable to Visteon was $2,284 million for the year ended December 31, 2015, which included net income from discontinued operations of $2,286 million including the Climate Transaction gain, a gain on sale of non-consolidated affiliates of $62 million, partially offset by a loss on the Germany Divestiture of $105 million, and restructuring expense of $36 million.

Adjusted EBITDA

	Electronics	Other	Total
	(Dollars in Millions)
December 31, 2015	$294	$(12)	$282
Volume and mix	15	(4)	11
Currency	12	6	18
Other	25	1	26
December 31, 2016	$346	$(9)	$337

Electronics Adjusted EBITDA increased $52 million for the year ended December 31, 2016 when compared to the same period of 2015. Higher volumes and new business, primarily in Asia, increased Adjusted EBITDA by $15 million. Currency increased adjusted EBITDA by $12 million primarily related to the Mexican Peso, partially offset by the Japanese Yen. Net cost performance increased adjusted EBITDA by $25 million primarily reflecting material, manufacturing, and selling, general and administrative efficiencies, partially offset by customer pricing.

Other Adjusted EBITDA for the year ended December 31, 2016 increased by $3 million compared to the same period of 2015, primarily reflecting favorable currency related to the Argentine Peso and net cost efficiencies related to the wind-down of the legacy Climate facilities, partially offset by the impact of the Germany Interiors Divestiture during the fourth quarter of 2015.

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2016 and 2015 is as follows:

	Year Ended December 31
	2016	2015	Change
	(Dollars in Millions)
Adjusted EBITDA	$337	$282	$55
Depreciation and amortization	84	85	(1)
Restructuring expense	49	36	13
Interest expense, net	12	14	(2)
Loss on debt extinguishment	—	5	(5)
Equity in net income of non-consolidated affiliates	(2)	(7)	5
Gain on non-consolidated affiliate transactions	—	(62)	62
Loss on divestiture	—	105	(105)
Other expense, net	24	25	(1)
Provision for income taxes	30	27	3
Net loss (income) loss from discontinued operations, net of tax	40	(2,286)	2,326
Net income attributable to non-controlling interests	16	44	(28)
Non-cash, stock-based compensation expense	8	8	—
Other	1	4	(3)
Net income (loss) attributable to Visteon Corporation	$75	$2,284	$(2,209)

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

Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. On March 7, 2017, Standard & Poor's Ratings Services upgraded the Company to 'BB', from 'BB-', with stable outlook. Moody's has reaffirmed the Company's credit rating of Ba3. See Note 13 "Debt" to the accompanying consolidated financial statements for a more comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines are primarily used by the Company's consolidated joint ventures. As of December 31, 2017, these lines had availability of approximately $22 million.

Cash Balances

As of December 31, 2017, the Company had total cash of $709 million, including $3 million of restricted cash. Cash balances totaling $295 million were located in jurisdictions outside of the United States, of which approximately $155 million is considered permanently reinvested for funding ongoing operations outside of the U.S. The Tax Cut and Jobs Act of 2017 included a one-time transition tax on the deemed repatriation of all foreign earnings as of December 31, 2017; however, the provisional transition tax amount of $19 million was completely offset by the Company’s available U.S. foreign tax credit carryforwards resulting in no cash tax liability recorded as of December 31, 2017.  If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings, but the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

Restructuring
During the year ended December 31, 2017, the Company paid $31 million related to restructuring activities. See Note 7 "Restructuring" to the Company's consolidated financial statements included in Item 8 of this Report for further information.

Other Items Affecting Liquidity

On January 9, 2017, the Company's Board of Directors authorized repurchase of up to $400 million of Visteon common stock, of which $200 million remains outstanding as of December 31, 2017, as discussed in Note 17, "Stockholders' Equity and Non-Controlling Interests" of the consolidated financial statements.

On January 15, 2018, the Company announced that its Board of Directors has authorized an additional share repurchases of up to $500 million, for a total authorization amount of $700 million, of common stock to be executed through 2020.

On December 19, 2017, the Company entered into a forward-starting share repurchase agreement with a third-party financial institution to purchase up to $100 million of its common stock complying with the provisions of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934. Share purchases under the program commenced January 2, 2018 and will expire on February 26, 2018. As of February 15, 2018, the Company has paid $13 million to purchase a total of 109,190 shares with an average price of $120.41. As of February 15, 2018, the Company has an outstanding authorization to purchase up to $687 million of its shares through 2020.

During the year ended December 31, 2017, cash contributions to the Company's U.S. and non-U.S. defined benefit pension plan were $9 million. The Company expects to make cash contributions to its defined benefit pension plans of $8 million in 2018.

Cash Flows

Operating Activities
Including discontinued operations, the Company generated $217 million of cash from operating activities during the year ended December 31, 2017, compared to $120 million during the same period of 2016 for an increase of $97 million. The increase in operating cash flows is attributable to higher net income of $101 million and lower cash tax payments, net of expense of $79 million primarily due to the non-recurrence of transaction related taxes incurred in 2016, partially offset by higher working capital use of approximately $48 million, higher warranty payments net of expense of $23 million and an increase in China bank notes of $5 million.

Including discontinued operations, the Company generated $120 million of cash from operating activities during the year ended December 31, 2016, compared to $338 million during the same period of 2015 for a decrease of $218 million. The decrease in cash provided by operating activities is primarily attributable to the divestiture of climate operations which provided $186 million in the first half of 2015. The remaining $32 million decrease in cash from operating activities reflects higher income tax payments of approximately $51 million primarily related to Japan, China and Europe, partially offset by the non-recurrence of taxes withheld in connection with the 2015 sale of a non-consolidated affiliate. The decrease in cash from operating activities is also impacted by higher information technology transition agreements payments of $15 million and higher restructuring payments of $13 million. These decreases were partially offset by the non-recurrence of Climate Transaction related labor and incentive payments of $48 million.

Investing Activities

Cash used by investing activities during the year ended December 31, 2017 totaled $175 million, compared to net cash provided from investing activities of $302 million in the same period in 2016 for a decrease of $477 million. Net cash used by investing activities during the year ended December 31, 2017, includes the purchase of the India electronics operations associated with the Climate Transaction for $47 million, payments of $48 million primarily related to the Germany Interiors Divestiture and France Transaction and capital expenditures of $99 million. These outflows were partially offset by proceeds for divestitures of equity and cost based investments in China and Europe of $15 million and net investment hedge settlement proceeds of $5 million
Cash provided from investing activities during the year ended December 31, 2016 totaled $302 million, compared to net cash provided from investing activities of $2,358 million in the same period in 2015 for a decrease of $2,056 million. Net cash provided from investing activities during the year ended December 31, 2016, includes the Climate Transaction withholding tax recovery of $356 million, liquidation of short-term investments of $47 million, and proceeds from a cost-basis investment of $11 million. These increases were partially offset by capital expenditures of $75 million, payments related to the South America interiors divestiture of $10 million and a three-year term loan of $10 million provided to the buyer, the acquisition of AllGo Embedded Systems Private Limited of $15 million and net loans to non-consolidated affiliates of $8 million.
Cash provided from investing activities during the year ended December 31, 2015, included the impacts of divestiture activity including Climate Transaction net proceeds of $2,664 million and non-consolidated affiliate divestiture proceeds of $91 million, partially offset by the Germany Interiors Divestiture contribution of $141 million and other transaction-related payments of $15 million. Additional investing activity included capital expenditures of $187 million and short-term net investments of $47 million.
Financing Activities

Cash used by financing activities during the year ended December 31, 2017, totaled $233 million, compared to $2,262 million for the same period in 2016 for a decrease in cash used by financing activities of $2,029 million. Cash used by financing activities during the year ended December 31, 2017, included share repurchases of $200 million and dividends paid to non-controlling interests of $38 million.

Cash used by financing activities during the year ended December 31, 2016, totaled $2,262 million, compared to $774 million for the same period in 2015 for an increase in cash used by financing activities of $1,488 million. Cash used by financing activities during the year ended December 31, 2016 included a distribution payment of $1,736 million, share repurchases of $500 million, stock based compensation tax withholding payments of $11 million, non-controlling interest dividends of $13 million, and capital lease and net debt payments of $2 million.

Cash used by financing activities during the year ended December 31, 2015 included $500 million in share repurchases, the prepayment on the Company's term facility, including fees, of $250 million, non-controlling interest dividends of $55 million, partially offset by option and warrant exercises of $40 million.

Debt and Capital Structure

See "Liquidity" above and also see Note 13 "Debt" and Note 17 "Stockholders' Equity and Non-controlling Interests" to the Company's consolidated financial statements included in Item 8 of this Report for further information.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements.

Fair Value Measurements

The Company uses fair value measurements in the preparation of its financial statements, utilizing various inputs including those that can be readily observable, corroborated or are generally unobservable. The Company utilizes market-based data and valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, the Company applies assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. See Note 19 "Fair Value Measurements" to the consolidated financial statements included in Item 8 for additional information.

Contractual Obligations

The following table summarizes the Company's contractual obligations existing as of December 31, 2017:

	Total	2018	2019-2020	2021-2022	2023 & After
	(Dollars in Millions)
Debt, including capital leases	$396	$46	$—	$—	$350
Purchase obligations	116	41	51	21	3
Interest payments on long-term debt	101	15	32	33	21
Operating leases	213	36	62	42	73
Total contractual obligations	$826	$138	$145	$96	$447
Excluded from the contractual obligations table above are open purchase orders as of December 31, 2017, for raw materials and supplies in the normal course of business, joint venture agreements and other contracts without express funding requirements.

This table excludes amounts related to the Company's income tax liabilities associated with uncertain tax positions impacting the effective rate of $9 million as the Company is unable to make reasonable estimates for the periods in which these liabilities may become due.

The Company also has minimum funding requirements with respect to pension obligations. The Company may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates. During 2018, the Company expects to make cash contributions to its U.S. defined benefit and non-U.S. defined benefit pension plans of $1 million and $7 million, respectively. The Company’s expected 2018 contributions may be revised.

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

Restructuring

The Company accrued costs in connection with its restructuring of the engineering and administration organization. These accruals include estimates primarily related to employee headcount, local statutory benefits, and other employee termination costs. Actual costs may vary from these estimates. These accruals are reviewed on a quarterly basis and changes to restructuring actions are appropriately recognized when identified. See Note 7 “Restructuring” in Item 8 of this report for additional information.

Pension Plans

Many of the Company’s employees participate in defined benefit pension plans or retirement/termination indemnity plans. The Company has approximately $254 million in unfunded net pension liabilities as of December 31, 2017, of which approximately $193 million and $61million are attributable to U.S. and non-U.S. pension plans, respectively. The determination of the Company’s obligations and expense for its pension plans is dependent on the Company’s selection of certain assumptions used by actuaries in calculating such amounts. Selected assumptions are described in Note 14 “Employee Retirement Benefits” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which are incorporated herein by reference, including the discount rate, expected long-term rate of return on plan assets and rate of increase in compensation.

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense in future periods. Therefore, assumptions used to calculate benefit obligations as of the annual measurement date directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits, as of December 31, 2017, are as follows:

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

In determining its pension expense for 2017, the Company used long-term rates of return on plan assets. For non-U.S. plans, the Company used expected rates of return ranging from 2.9% to 11.05%. For U.S. plans, the Company used an expected rate of return of 6.75%. The Company has set the assumptions for its 2018 pension expense which range from 2.8% to 9.75% outside the U.S. and 6.75% in the U.S. Actual returns on U.S. pension assets for 2017, 2016 and 2015 were 16.1%, 8.4% and (3.8)%.

•
Discount rate: The discount rate is used to calculate pension obligations. The discount rate assumption is based on market rates for a hypothetical portfolio of high-quality corporate bonds rated Aa or better with maturities closely matched to the timing of projected benefit payments for each plan at its annual measurement date. The Company used discount rates ranging from .4% to 9.75% to determine its pension and other benefit obligations as of December 31, 2017, including weighted average discount rates of 3.65% for U.S. pension plans, and 3.28% for non-U.S. pension plans.

2017 and 2016 Discount Rate for Estimated Service and Interest Cost: Through December 31, 2015, the Company recognized service and interest components of pension expense using a single weighted average discount rate derived from the yield curve used to measure the benefit obligation at the beginning of the period. The single weighted average discount method represents the constant annual rate required to discount all future benefit payments related to past service from the date of expected future payment to the measurement date, such that the aggregate present value equals the obligation. The U.S. and certain non-U.S. frozen plans do not have a service component, as additional benefits are no longer accrued.

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

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension benefit obligations and its future expense. The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2017 funded status and 2018 pretax pension expense.

	Impact on U.S. 2018 Pretax Pension Expense	Impact on U.S. Plan 2017 Funded Status	Impact on Non-U.S. 2018 Pretax Pension Expense	Impact on Non-U.S. Plan 2017 Funded Status
25 basis point decrease in discount rate (a)(b)	-$1 million	-$28 million	Less than -$1 million	-$13 million
25 basis point increase in discount rate (a)(b)	+ $1 million	+$27 million	Less than +$1 million	+$12 million
25 basis point decrease in expected return on assets (a)	+$1.6 million		Less than +$1 million
25 basis point increase in expected return on assets (a)	-$1.6 million		Less than -$1 million
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

•	Visteon’s ability to access funds generated by its foreign subsidiaries and joint ventures on a timely and cost-effective basis.

•	Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers.

•	Changes in vehicle production volume of Visteon’s customers in the markets where it operates.

•	Increases in commodity costs or disruptions in the supply of commodities, including resins, copper, fuel and natural gas.

•
Visteon’s ability to generate cost savings to offset or exceed agreed-upon price reductions or price reductions to win additional business and, in general, improve its operating performance; to achieve the benefits of its restructuring actions; and to recover engineering and tooling costs and capital investments.

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
The hypothetical pretax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $29 million and $31 million for foreign currency derivative financial instruments as of December 31, 2017 and 2016, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

See Note 20 "Financial Instruments" to the consolidated financial statements included in Item 8 for additional information.

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

Based on the evaluation performed under the COSO 2013 Framework as of December 31, 2017, management has concluded that the Company’s internal control over financial reporting is effective. Additionally, Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Visteon Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Visteon Corporation and subsidiaries (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule included in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Detroit, Michigan
February 22, 2018

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Visteon Corporation

Opinion on Internal Control over Financial Reporting
We have audited Visteon Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Visteon Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2017 consolidated financial statements of the Company and our report dated February 22, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Detroit, Michigan
February 22, 2018

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2017	2016	2015
	(Dollars in Millions, Except Per Share Amounts)
Sales	$3,146	$3,161	$3,245
Cost of sales	2,647	2,697	2,815
Gross margin	499	464	430
Selling, general and administrative expenses	222	220	245
Restructuring expense, net	14	49	36
Interest expense	21	18	19
Interest income	5	6	5
Equity in net income of non-consolidated affiliates	7	2	7
Loss on divestiture	33	—	105
Gain on sale of non-consolidated affiliates	4	—	62
Loss on debt extinguishment	—	—	5
Other expense, net	2	24	25
Income before income taxes	223	161	69
Provision for income taxes	48	30	27
Net income from continuing operations	175	131	42
Net income (loss) from discontinued operations, net of tax	17	(40)	2,286
Net income	192	91	2,328
Net income attributable to non-controlling interests	16	16	44
Net income attributable to Visteon Corporation	$176	$75	$2,284
Basic earnings (loss) per share:
Continuing operations	$5.03	$3.28	$0.52
Discontinued operations	0.54	(1.14)	53.48
Basic earnings per share attributable to Visteon Corporation	$5.57	$2.14	$54.00
Diluted earnings (loss) per share:
Continuing operations	$4.94	$3.25	$0.51
Discontinued operations	0.53	(1.13)	52.12
Diluted earnings per share attributable to Visteon Corporation	$5.47	$2.12	$52.63

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2017	2016	2015
	(Dollars in Millions)
Net income	$192	$91	$2,328
Foreign currency translation adjustments	68	(11)	(37)
Net investment hedge	(22)	6	4
Benefit plans, net of tax (a)	12	(39)	121
Unrealized hedging (losses) gains and other, net of tax (b)	6	(6)	8
Other comprehensive income (loss), net of tax	64	(50)	96
Comprehensive income	256	41	2,424
Comprehensive income attributable to non-controlling interests	21	9	31
Comprehensive income attributable to Visteon Corporation	$235	$32	$2,393
(a) Other comprehensive income (loss) is net of tax expense of $1 million for the year ended December 31, 2017, tax benefit of $3 million for the year ended December 31,2016, and a tax expense of $3 million for the year ended December 31, 2015.
(b) Other comprehensive income (loss) is net of a tax expense of $1 million for the year ended December 31, 2017, tax benefit of $2 million for the year ended December 31, 2016, and a tax expense of $2 million for the year ended December 31, 2015.

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2017	2016
	(Dollars in Millions)
ASSETS
Cash and equivalents	$706	$878
Restricted cash	3	4
Accounts receivable, net	530	505
Inventories, net	189	151
Other current assets	175	170
Total current assets	1,603	1,708
Property and equipment, net	377	345
Intangible assets, net	132	129
Investments in non-consolidated affiliates	41	45
Other non-current assets	151	146
Total assets	$2,304	$2,373
LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$46	$36
Accounts payable	470	463
Accrued employee liabilities	105	103
Other current liabilities	180	309
Total current liabilities	801	911
Long-term debt	347	346
Employee benefits	277	303
Deferred tax liabilities	23	20
Other non-current liabilities	95	69
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of December 31, 2017 and 2016)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 31 million and 33 million shares outstanding as of December 31, 2017 and 2016, respectively)	1	1
Additional paid-in capital	1,339	1,327
Retained earnings	1,445	1,269
Accumulated other comprehensive loss	(174)	(233)
Treasury stock	(1,974)	(1,778)
Total Visteon Corporation stockholders’ equity	637	586
Non-controlling interests	124	138
Total equity	761	724
Total liabilities and equity	$2,304	$2,373

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS1

	Year Ended December 31
	2017	2016	2015
	(Dollars in Millions)
Operating Activities
Net income	$192	$91	$2,328
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	87	84	169
Losses on divestitures and impairments	33	22	121
Non-cash stock-based compensation	12	8	8
Gain on non-consolidated affiliate transactions	(4)	—	(62)
Equity in net (income) loss of non-consolidated affiliates, net of dividends remitted	(7)	(1)	1
Gain on India operations repurchase	(7)	—	—
Loss (gain) on Climate Transaction	—	2	(2,324)
Loss on debt extinguishment	—	—	5
Other non-cash items	15	24	6
Changes in assets and liabilities:
Accounts receivable	10	(19)	1
Inventories	(3)	30	(20)
Accounts payable	(54)	(10)	33
Other assets and other liabilities	(57)	(111)	72
Net cash provided from operating activities	217	120	338
Investing Activities
Capital expenditures, including intangibles	(99)	(75)	(187)
Proceeds from asset sales and business divestitures	15	17	92
Settlement of net investment hedge	5	—	—
Acquisition of businesses, net of cash acquired	(2)	(15)	(4)
India operations repurchase	(47)	—	—
Payments on divestiture of businesses	(48)	(10)	(157)
Short-term investments, net	—	47	(47)
Loans to non-consolidated affiliate, net of repayments	—	(8)	(9)
Net proceeds from Climate Transaction, including withholding tax refund	—	356	2,664
Other, net	1	(10)	6
Net cash (used by) provided from investing activities	(175)	302	2,358
Financing Activities
Short-term debt, net	10	—	2
Exercised warrants and stock options	2	—	40
Distribution payments	(1)	(1,736)	—
Stock based compensation tax withholding payments	(1)	(11)	(10)
Principal payments on debt	(2)	(2)	(250)
Dividends paid to non-controlling interests	(38)	(13)	(55)
Repurchase of common stock	(200)	(500)	(500)
Other	(3)	—	(1)
Net cash used by financing activities	(233)	(2,262)	(774)
Effect of exchange rate changes on cash and equivalents	19	(11)	(20)
Net (decrease) increase in cash and equivalents	(172)	(1,851)	1,902
Cash and equivalents at beginning of the year	878	2,729	827
Cash and equivalents at end of the year	$706	$878	$2,729
Supplemental Disclosures:
Cash paid for interest	$16	$14	$24
Cash paid for income taxes, net of refunds	$49	$92	$67
1 The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories. As such, cash and equivalents above include $1 million of assets held for sale as of December 31, 2015.

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Stock Warrants	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
	(Dollars in Millions)
December 31, 2014	$1	$3	$1,246	$661	$(299)	$(747)	$865	$956	$1,821
Net income	—	—	—	2,284	—	—	2,284	44	2,328
Other comprehensive income (loss)	—	—	—	—	109	—	109	(13)	96
Stock-based compensation, net	—	—	(9)	—	—	17	8	—	8
Stock-based compensation tax windfall	—	—	8	—	—	—	8	—	8
Repurchase of shares of common stock	—	—	63	—	—	(563)	(500)	—	(500)
Warrant exercises	—	(3)	37	—	—	—	34	—	34
Distribution payable	—	—	—	(1,751)	—	—	(1,751)	—	(1,751)
Cash dividends	—	—	—	—	—	—	—	(60)	(60)
Acquisition of business	—	—	—	—	—	—	—	—	—
Business divestiture	—	—	—	—	—	—	—	(785)	(785)
December 31, 2015	$1	$—	$1,345	$1,194	$(190)	$(1,293)	$1,057	$142	$1,199
Net income	—	—	—	75	—	—	75	16	91
Other comprehensive (loss)	—	—	—	—	(43)	—	(43)	(7)	(50)
Stock-based compensation, net	—	—	(18)	—	—	15	(3)	—	(3)
Repurchase of shares of common stock	—	—	—	—	—	(500)	(500)	—	(500)
Cash dividends	—	—	—	—	—	—	—	(13)	(13)
December 31, 2016	$1	$—	$1,327	$1,269	$(233)	$(1,778)	$586	$138	$724
Net income	—	—	—	176	—	—	176	16	192
Other comprehensive income	—	—	—	—	59	—	59	5	64
Stock-based compensation, net	—	—	12	—	—	4	16	—	16
Repurchase of shares of common stock	—	—	—	—	—	(200)	(200)	—	(200)
Dividends payable	—	—	—	—	—	—	—	(2)	(2)
Cash dividends	—	—	—	—	—	—	—	(33)	(33)
December 31, 2017	$1	$—	$1,339	$1,445	$(174)	$(1,974)	$637	$124	$761

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business

Visteon Corporation (the "Company" or "Visteon") is a global automotive supplier that designs, engineers and manufactures innovative electronics products for nearly every original equipment vehicle manufacturer ("OEM") worldwide including Ford, Mazda, Renault/Nissan, General Motors, Jaguar / Land Rover, Honda, Volkswagen, BMW and Daimler. Visteon is headquartered in Van Buren Township, Michigan and has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 10,000 employees, dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., with a heavy concentration in low-cost geographic regions.

Visteon delivers value for its customers and stockholders through its technology-focused core vehicle cockpit electronics business. The Company's cockpit electronics product portfolio includes instrument clusters, information displays, infotainment systems, audio systems, telematics solutions and head-up displays. The Company's vehicle cockpit electronics business is comprised of and reported under the Electronics segment. In addition to the Electronics segment, the Company had operations in South America and Europe associated with the former Climate businesses, not subject to discontinued operations classification, that comprised Other, and were exited by December 31, 2016.

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

Revenue Recognition: The Company records revenue when persuasive evidence of an arrangement exists, delivery occurs or services are rendered, the sales price or fee is fixed or determinable and collectibility is reasonably assured. The Company delivers products and records revenue pursuant to commercial agreements with its customers generally in the form of an approved purchase order, including the effects of committed customer price reductions. The Company does negotiate discrete price changes with its customers, which are generally the result of unique commercial issues between the Company and its customers. The Company records discrete price changes as a reduction to revenue when specific facts and circumstances indicate that a price reduction is probable and the amounts are reasonably estimable. The Company records amounts associated with discrete price changes as an increase to revenue upon execution of a legally enforceable contractual agreement and when collectibility is reasonably assured.

Foreign Currency: Assets and liabilities for most of the Company’s non-U.S. businesses are translated into U.S. Dollars at end-of-period exchange rates, income and expense accounts of the Company’s non-U.S. businesses are translated into U.S. Dollars at average-period exchange rates, and the related translation adjustments are recorded in accumulated other comprehensive income (loss) ("AOCI") in the consolidated balance sheets. The effects of remeasuring monetary assets and liabilities of the Company’s businesses denominated in currencies other than their functional currency are recorded as transaction gains and losses in the consolidated statements of operations. Additionally, gains and losses resulting from transactions denominated in a currency other than the functional currency are recorded as transaction gains and losses in the consolidated statements of operations. Net transaction gains and losses, inclusive of amounts associated with discontinued operations, decreased net income by $9 million, $10 million and $10 million for the years ended December 31, 2017, 2016 and 2015 respectively.

Restructuring Expense: The Company defines restructuring expense to include costs directly associated with exit or disposal activities. Such costs include employee severance and termination benefits, special termination benefits, contract termination fees and penalties, and other exit or disposal costs. In general, the Company records involuntary employee-related exit and disposal costs when there is a substantive plan for employee severance and related costs are probable and estimable. For one-time termination benefits (i.e., no substantive plan) and employee retention costs, expense is recorded when the employees are entitled to receive such benefits and the amount can be reasonably estimated. Contract termination fees and penalties and other exit and disposal costs are generally recorded when incurred.

Debt Issuance Costs: The costs related to issuance or modification of long-term debt are deferred and amortized into interest expense over the life of each respective debt issue. Deferred amounts associated with debt extinguished prior to maturity are expensed upon extinguishment.

Other Costs within Cost of Goods Sold: Repair and maintenance costs, research and development costs, and pre-production operating costs are expensed as incurred. Research and development expenses include salary and related employee benefits, contractor fees, information technology, occupancy, telecommunications and depreciation. Research and development expenses net of recoveries were $253 million, $295 million, and $294 million in 2017, 2016 and 2015, respectively. Shipping and handling costs are recorded in the Company's consolidated statements of operations as "Cost of sales."

Other Expense, Net:

	Year Ended December 31
	2017	2016	2015
	(Dollars in Millions)
Transformation initiatives	$2	$9	$25
Foreign currency translation charge	—	11	—
Transaction hedging and exchange losses (gains)	—	1	(15)
Integration costs	—	2	14
Loss on asset contributions	—	2	1
Recoverable taxes	—	(1)	—
	$2	$24	$25

Transformation initiative costs include information technology separation costs, integration of acquired businesses, and financial and advisory services incurred in connection with the Company's transformation into a pure play cockpit electronics business.

During the year ended December 31, 2016, the Company recorded a charge of approximately $11 million related to foreign currency translation amounts recorded in accumulated other comprehensive loss associated with the sale of the Company's South Africa climate operations.

Transaction hedging and exchange losses (gains) of $1 million and $(15) million for the years ended December 31, 2016, and 2015 respectively, relate to the sale and transfer of the Company's equity ownership in Visteon Deutschland GmbH (the "Germany Interiors Divestiture") and the exit of the climate business ("Climate Transaction").

During the years ended December 31, 2016 and 2015, the Company recorded $2 million and $14 million, respectively, of costs to integrate the businesses associated with the acquisition of substantially all of the global automotive electronics business of Johnson Controls Inc. ("Electronics Acquisition"). Integration costs included re-branding, facility modification, information technology readiness and related professional services.

In connection with the closure of the Climate facilities located in Argentina in 2016 and 2015, the Company contributed land and building with a net book value of $2 million and $1 million, respectively, to the local municipality for the benefit of former employees.

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

Cash and Equivalents: The Company considers all highly liquid investments purchased with a maturity of three months or less, including short-term time deposits, commercial paper, repurchase agreements and money market funds to be cash equivalents. As of December 31, 2017 the Company's cash balances are invested in a diversified portfolio of cash and highly liquid cash equivalents including money market funds, commercial paper rated A2/P2 and above with maturity under three months, time deposits and other short-term cash investments, which mature under three months with highly rated banking institutions. The cost of such funds approximates fair value based on the nature of the investment.

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $2 million related to a Letter of Credit Facility, and $1 million related to cash collateral for other corporate purposes as of December 31, 2017.

Accounts Receivable: Accounts receivable are stated at cost less an allowance for doubtful accounts. An allowance for doubtful accounts is recorded when it is probable amounts will not be collected based on specific identification of customer circumstances or age of the receivable. The allowance for doubtful accounts balance was $8 million and $10 million as of December 31, 2017 and 2016, respectively. Included in selling, general and administrative expenses are provisions for estimated uncollectible accounts receivable of $3 million, $2 million and $4 million for the years ended December 31, 2017 and 2016, and 2015. Accounts are written off against the allowance when collection efforts have been exhausted.

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

Product Tooling: Product tooling includes molds, dies and other tools used in production of a specific part or parts of the same basic design. It is generally required that non-reimbursable design and development costs for products to be sold under long-term supply arrangements be expensed as incurred and costs incurred for molds, dies and other tools that will be owned by the Company or its customers and used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. Product tooling owned by the Company is capitalized as property and equipment and is amortized to cost of sales over its estimated economic life, generally not exceeding six years. The Company had receivables of $18 million and $14 million as of December 31, 2017 and 2016, respectively, related to production tools in progress, which will not be owned by the Company and for which there is a contractual agreement for reimbursement from the customer.

Contractually Reimbursable Engineering Costs: Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the costs reimbursement is contractually guaranteed in a customer contract for which costs are capitalized as an asset as incurred and subsequently reduced upon lump sum or piece price recoveries.

Property and Equipment: Property and equipment is stated at cost or fair value for impaired assets. Property and equipment is depreciated principally using the straight-line method of depreciation over the related asset's estimated useful life. Generally, buildings and improvements are depreciated over a 40-year estimated useful life, leasehold improvements are depreciated on a straight-line basis over the initial lease term period, and machinery, equipment and other are depreciated over estimated useful lives ranging from 3 to 15 years. Certain costs incurred in the acquisition or development of software for internal use are capitalized. Capitalized software costs are amortized using the straight-line method over estimated useful lives generally ranging from 3 to 5 years.

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

Goodwill: The Company performs either a qualitative or quantitative assessment of goodwill for impairment on an annual basis. Goodwill impairment testing is performed at the reporting unit level. The qualitative assessment considers several factors at the reporting unit level including the excess of fair value over carrying value as of the last quantitative impairment test, the length of time since the last fair value measurement, the current carrying value, market and industry metrics, actual performance compared to forecast performance, and the Company's current outlook on the business. If the qualitative assessment indicates it is more likely than not that goodwill is impaired, the reporting unit is quantitatively tested for impairment. To quantitatively test goodwill for impairment, the fair value of each reporting unit is determined and compared to the carrying value. An impairment charge is recognized for the amount by which the reporting unit's carrying value exceeds its fair value.

Intangible Assets: Definite-lived intangible assets are amortized over their estimated useful lives, and tested for impairment in accordance with the methodology discussed above under "Property and Equipment." Definite-lived intangible assets include:

•	Developed technology intangible assets, which are amortized over average, estimated useful lives generally ranging from 6 to 12 years.

•	Customer-related intangible assets, which are amortized over average, estimated useful lives generally ranging from 7 to 12 years.

•	Capitalized software intangible assets are amortized using the straight-line method over estimated useful lives generally ranging from 3 to 5 years.

•	Other intangible assets are amortized using the straight-line method over estimated useful lives based on the nature of the intangible asset.

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

The Company has, with other industry leaders, interacted with the FASB on certain interpretation issues as well as interacted with non-authoritative industry groups with respect to the implementation of the ASU. The Company concluded that pre-production engineering and engineering costs are not within the scope of the ASU. Therefore, there will be no change in how it accounts for reimbursements of pre-production costs, currently accounted for as a cost-reduction. In addition, the Company has evaluated its contracts with customers and has concluded there will be no impact on the Company's recognition of revenue from the sale of production parts. Furthermore, the Company did not identify any current material rights or any termination clauses that would have an impact on the timing of revenue recognition. The Company may enter into contracts with customers in future periods that may result in a different conclusion due to the changing nature of its business. The Company will adopt this standard January 1, 2018 and has implemented new processes and internal controls to facilitate the evaluation of new contracts with customers and the new footnote disclosures required by the ASU. As policy elections, the Company will exclude from revenue all value added tax ("VAT"), a consumption tax placed on certain products in countries outside the U.S. In addition, the Company will elect not to identify shipping and handling as a separate performance obligation.

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

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting." The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments. While aimed at reducing the cost and complexity of the accounting for share-based payments, these amendments are not expected to significantly impact net income, earnings per share, and the statement of cash flows. This new guidance was effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. The Company's prospective adoption of this standard on January 1, 2017 did not have a material impact on its consolidated financial statements. The Company has adopted an entity-wide accounting policy election to account for forfeitures in compensation cost when they occur.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230):" Classification of certain cash receipts and cash payments. The ASU addresses eight specific cash flow issues with the objective of reducing the existing diversity in practice in how certain transactions are classified in the statement of cash flows. The ASU will be applied using a retrospective transition method to each period presented. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company will adopt this standard on January 1, 2018 and is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, "Intangibles - Goodwill and Other (Topic 350):" This accounting standard update eliminates Step 2 from the existing guidance to simplify how goodwill impairment tests are performed. With the elimination of this step, a goodwill impairment test is performed by comparing the fair value of a reporting unit to its carrying value. An impairment charge is recognized for the amount by which the reporting unit's carrying value exceeds its fair value. Visteon elected to early adopt this accounting standard update in the fourth quarter of 2017 on a prospective basis. The adoption of this update is not expected to have an impact on the financial statements in the current or future periods.

In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the presentation of net periodic pension cost and net periodic postretirement benefit cost." The ASU requires entities to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Entities will present the other components separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, and disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The standard will be applied retrospectively for the presentation of the service cost component and the other components of net periodic pension cost and net periodic postretirement benefit cost in the income statement and prospectively, for the guidance limiting the capitalization of net periodic benefit cost in assets to the service cost. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2017, with early adoption permitted. The Company will adopt this standard on January 1, 2018 and is currently evaluating the impact of adopting this standard on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." The ASU amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. The new guidance will be applied prospectively to awards modified on or after the adoption date. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2017 with early adoption permitted. The Company will adopt this standard on January 1, 2018 and is currently evaluating the impact of adopting this standard on its consolidated financial statements.

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

NOTE 3. Business Acquisitions

AllGo Purchase

On July 8, 2016 Visteon acquired AllGo Embedded Systems Private Limited, a leading developer of embedded multimedia system solutions to global vehicle manufacturers, for a purchase price of $17 million ("AllGo Purchase") including $2 million of contingent consideration payable upon completion of certain technology milestones, achieved and paid on July 6, 2017. In addition, the purchase agreement includes contingent payments of $5 million if key employees remain employed through July 2019. The company has recorded a payment obligation of approximately $2 million, classified as "Other current liabilities" within the Company's balance sheet as of December 31, 2017. The AllGo Purchase was a strategic acquisition to add greater scale and depth to the Company's infotainment software capabilities. During the year ended December 31, 2016, the Company incurred acquisition-related costs of approximately $1 million. These amounts were recorded as incurred and have been classified as "Other expenses, net" within the Company's consolidated statements of comprehensive income.

The AllGo Purchase was accounted for as a business combination, with the purchase price allocation reflecting the final valuation results, as shown below (dollars in millions):

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

NOTE 4. Divestitures

France Transaction

On December 1, 2017, the Company completed an asset sale related to an Electronics facility in France to a third party (the "France Transaction"). In connection with the France Transaction, the Company recorded pre-tax losses of approximately $33 million including a cash contribution of $13 million, long-lived asset impairment charges $13 million and other working capital and transaction related impacts of $7 million.

The Company entered into certain other agreements upon closing, including a transition agreement (pursuant to which the parties will provide certain transition services for a specified period following the closing), a manufacturing agreement (pursuant to which the buyer will provide manufacturing services to Visteon), and a sourcing agreement (pursuant to which Visteon commits to a minimum purchase value for a two year period for prototypes and production equipment).

Climate Transaction

On June 9, 2015, Visteon Corporation and its wholly owned subsidiary, VIHI, LLC (collectively, “Visteon”) completed the sale of all of its shares of Halla Visteon Climate Control Corporation, a Korean corporation (“HVCC”). The Company received net cash proceeds of approximately $2.7 billion and recognized a pretax gain of approximately $2.3 billion in connection with the closing of the Climate Transaction in the second quarter 2015. The results of operations for the Climate business have been classified as income (loss) from discontinued operations, net of tax in the consolidated statements of operation for the year ended December 31, 2015.

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

(1) Gross proceeds of $3.423 billion were received in connection with the Climate Transaction, translated at a spot rate of 1121.5 KRW to USD on June 9, 2015. Impacts of related hedging activities and exchange on proceeds conversion into USD are included in the Company's consolidated statements of comprehensive income as "Other expense, net" for the year ended December 31, 2015.

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

(6) In connection with the Climate Transaction, the Company has entered an agreement pursuant to which Visteon will provide information technology ongoing and separation services for HVCC to fully operate as an independent entity with estimated costs of approximately $53 million. The remaining information technology liabilities are included in the Company's consolidated balance sheets as "Other current liabilities" as of December 31, 2016.

(7) Employee related charges of $45 million include bonus payments, the Company's assumption of incentive plan liabilities, and impacts of employment change in control provisions. Payments of $12 million and $30 million are classified in the Company's net cash provided from operating activities within the Company's consolidated statements of cash flows for the years ended December 31, 2016 and 2015, respectively. Amounts remaining to be paid are included in the Company's consolidated balance sheets as "Accrued employee liabilities" as of December 31, 2017 and 2016.

(8) In connection with the Climate Transaction, the Company completed the repurchase of the electronics operations located in India during the first quarter of 2017 for $47 million, recognizing a $7 million gain on settlement of purchase commitment contingencies. The gain on settlement is recorded in the Company's consolidated statements of operations as Net income (loss) from discontinued operations, net of tax. The Company had previously consolidated the India operations based on the Company's controlling financial interest as a result of the repurchase obligation, operating control, and the obligation to fund losses or benefit from earnings.

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

Interiors Transactions

Germany Interiors Divestiture

On December 1, 2015, Visteon completed the Germany Interiors Divestiture. The Company contributed cash, of approximately $141 million, assets of $27 million, and liabilities of $198 million including pension related liabilities. The Company made a final contribution payment of approximately $35 million in December 2017. The Company recognized a pretax loss on divestiture of $105 million during the year ended December 31, 2015, related to foreign currency translation and pension benefit plan amounts previously recorded in accumulated other comprehensive loss in 2015.
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

Interiors Divestiture

In May 2014, pursuant to a Master Purchase Agreement, Visteon agreed to divest substantially all of its global Interiors business in exchange for the assumption of certain liabilities related to the Company's Interiors business and the payment of nominal cash consideration. Effective November 1, 2014, the Company closed on the majority of the Interiors Divestiture. Subsequent to the Master Closing, Visteon completed the sale of Interiors operations in Thailand on February 2, 2015. On December 1, 2016 the Company completed the sale of its Interiors operations in Argentina and Brazil. The Company recorded losses of $20 million and $16 million of impairment and divestiture losses during the years ended December 31, 2016 and 2015, respectively, in connection with the divestitures. The results of operations for the Interiors business have been classified as income (loss) from discontinued operations, net of tax in the consolidated statements of operations for the years ended December 31, 2016 and 2015.

In accordance with the Interiors Divestitures, the buyer had the option to request replacement of the existing revolving credit facility with a three year term loan between $5 million and $10 million. Upon closing on December 1, 2016, the buyer exercised the option and entered into a three year term loan for $10 million.

NOTE 5. Discontinued Operations

During 2014 and 2015, the Company divested the majority of its global Interiors business (the "Interiors Divestiture") and completed the sale of its Argentina and Brazil interiors operations on December 1, 2016. Separately, the Company completed the sale of the majority of its global Climate business (the "Climate Transaction") during 2015. As the operations subject to the Interiors Divestiture and Climate Transaction met conditions required to qualify for discontinued operations reporting, the results of operations for the Interiors and Climate businesses have been reclassified to income (loss) from discontinued operations, net of tax in the consolidated statements of comprehensive income for the years ended December 31, 2017, 2016 and 2015.

Discontinued operations are summarized as follows:

	Year Ended December 31
	2017	2016	2015
	(Dollars in Millions)
Sales	$—	$45	$2,199
Cost of sales	—	59	2,039
Gross margin	—	(14)	160
Selling, general and administrative expenses	—	5	77
(Gain) loss on Climate Transaction	(7)	2	(2,324)
Long-lived asset impairment	—	1	4
(Gain) loss on Interiors Divestiture	(8)	19	12
Restructuring expense	—	4	2
Interest expense, net	—	—	2
Equity in net income of non-consolidated affiliates	—	—	6
Other expense, net	—	2	10
Income (loss) from discontinued operations before income taxes	15	(47)	2,383
(Benefit) provision for income taxes	(2)	(7)	97
Net (loss) income from discontinued operations	17	(40)	2,286
Net income attributable to non-controlling interests	—	—	24
Net (loss) income from discontinued operations attributable to Visteon	$17	$(40)	$2,262

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

In connection with the Interiors Divestiture, the Company negotiated a settlement with the Buyer for certain non-income tax items and recognized a gain on divestiture of $7 million for the year ended December 31, 2017.

During the year ended December 31, 2016, the Company recorded a $17 million income tax benefit to reflect change in estimates associated with the filing of the Company’s U.S. tax returns that resulted in a reduction in U.S. income tax related to the 2015 Climate Transaction, partially offset by $10 million of income tax expense primarily associated with $8 million adverse currency impacts in connection with the Korean capital gains withholding tax recovered and uncertain tax positions identified during 2016.

The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories within the consolidated statement of cash flows. Non-cash items for operating and investing activities related to discontinued operations for the years ended December 31, 2017, 2016 and 2015 are as follows:

	Year Ended December 31
	2017	2016	2015
	(Dollars in Millions)
Depreciation and amortization	$—	$—	$85
Asset impairments and (gains) losses on divestitures	$(8)	$14	$16
Capital expenditures	$—	$1	$81

NOTE 6. Non-Consolidated Affiliates

Non-Consolidated Affiliate Transactions

Visteon and Yangfeng Automotive Trim Systems Co. Ltd. ("YF") each own 50% of a joint venture under the name of Yanfeng Visteon Investment Co., Ltd. ("YFVIC"). In October 2014, YFVIC completed the purchase of YF’s 49% direct ownership in Yanfeng Visteon Automotive Electronics Co., Ltd ("YFVE") a consolidated joint venture of the Company. The purchase by YFVIC was financed through a shareholder loan from YF and external borrowings which were guaranteed by Visteon, of which $15 million is outstanding as of December 31, 2017. The guarantee contains standard non-payment provisions to cover the borrowers in event of non-payment of principal, accrued interest, and other fees, and the loan is expected to be fully paid by September 2019.

During the year ended December 31, 2017, the Company completed the sale of its 50% interest in an equity method investment for proceeds of $7 million, consistent with its carrying value.

During 2017 the Company disposed of its remaining cost method investments for proceeds of approximately $8 million and recorded a net pretax gain of $4 million, classified as "Gain on non-consolidated affiliate transactions, net" during the year ended December 31, 2017.

During 2016, the Company agreed to sell a 50% interest in an equity investment for approximately $7 million and recorded an impairment loss of approximately $5 million related to this transaction. Also in 2016, the Company sold a cost method investment to a third party for proceeds of approximately $11 million. The Company recorded a pre-tax gain of $5 million related to this transaction during the year ended December 31, 2016, classified as "Gain on sale of non-consolidated affiliates, net."

In June 2015, the Company completed the sale of its 12.5% ownership interest in Yangfeng Visteon Jinqiao Automotive Trim Systems Co., Ltd. ("Jinqiao"), a Chinese automotive supplier, as contemplated under the Master Agreement, for proceeds of approximately $91 million and recorded a pretax gain of $62 million classified as "Gain on non-consolidated affiliate transactions, net" during the year ended December 31, 2015.

Investments in Affiliates
The Company recorded equity in the net income of non-consolidated affiliates of $7 million, $2 million and $7 million for the years ended December 31, 2017, 2016 and 2015, respectively.

The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that an “other-than-temporary” decline in value has occurred, an impairment loss will be recorded, which is measured as the difference between the recorded book value and the fair value of the investment. As of December 31, 2017 the Company's retained earnings did not contain any undistributed income of non-consolidated affiliates accounted for using the equity method.
Investments in affiliates were $41 million and $45 million as of December 31, 2017 and 2016, respectively. As of December 31, 2017 and 2016, investment in affiliates accounted for under the equity method totaled $41 million and $40 million, respectively. As of December 31, 2016 investment in affiliates accounted for under the cost method totaled $5 million.
A summary of the Company's investments in non-consolidated affiliates is provided below:

	December 31
	2017	2016
	(Dollars in Millions)
YFVIC (50%)	$28	$22
Changchun FAWAY Auto Electronics Co., Ltd. (50%)	10	8
Others	3	8
Chongqing Changan Visteon Engine Control Systems Co., Ltd. (50%)	—	7
Total investments in non-consolidated affiliates	$41	$45

A summary of transactions with affiliates is shown below:

	Year Ended December 31
	2017	2016
	(Dollars in Millions)
Billings to affiliates (a)	$52	$41
Purchases from affiliates (b)	$64	$63
(a) Primarily relates to parts production and engineering reimbursement
(b) Primarily relates to engineering services as well as selling, general, and administrative expenses
Variable Interest Entities

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

A summary of the Company's investments in YFVIC is provided below.

	December 31
	2017	2016
	(Dollars in Millions)
Payables due to YFVIC	$12	$14
Exposure to loss in YFVIC
Investment in YFVIC	$28	$22
Receivables due from YFVIC	35	15
Subordinated loan receivable	22	22
Loan guarantee	15	22
Maximum exposure to loss in YFVIC	$100	$81

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

Including amounts associated with discontinued operations, the Company recorded restructuring expenses, net of reversals, of $14 million, $53 million and $63 million during the years ended December 31, 2017, 2016 and 2015, respectively. Significant restructuring programs are summarized below by product group.

Electronics
During the fourth quarter of 2016, the Company announced a restructuring program impacting engineering and administrative functions to further align the Company's engineering and related administrative footprint with its core product technologies and customers. The Company expects to incur up to $45 million of restructuring costs for this program. The Company has recorded restructuring expenses under this program of approximately $14 million and $26 million, net of reversals, during the years ended December 31, 2017 and 2016, respectively, associated with approximately 250 employees, of which $16 million remains accrued as of December 31, 2017.

During the first quarter of 2016, the Company announced a restructuring program to transform the Company's engineering organization and supporting functional areas to focus on execution and technology. The organization will be comprised of regional engineering, product management and advanced technologies, and global centers of competence. During 2016, the Company recorded approximately $11 million, net of reversals, of restructuring expenses under this program, associated with approximately100 employees. As of December 31, 2017, the plan is considered substantially complete.

In connection with the Electronics Acquisition, the Company commenced a restructuring program designed to achieve cost savings through transaction synergies. During the year ended December 31, 2015, the Company recorded $20 million, net of reversals, of severance and termination benefits under this program associated with approximately 1,100 employees. Charges for the program are considered substantially complete and approximately $1 million remains accrued as of December 31, 2017.

During 2015 the Company announced a restructuring program designed to reduce the workforce at a European Electronics facility. The Company recorded $12 million of severance and termination benefits under this program associated with approximately 100 employees. As of December 31, 2017, this program is considered substantially complete.

The Company previously announced a restructuring program designed to reduce fixed costs and to improve operational efficiencies by addressing certain under-performing operations. In connection with that program, the Company announced plans to realign its corporate and administrative functions directly to their corresponding operational beneficiary. During 2015, the Company recorded $4 million of restructuring expenses, primarily related to severance and termination benefits associated with certain executives. This program is considered complete.

Other and Discontinued Operations

As of December 31, 2017, the Company retained approximately $6 million of restructuring reserves as part of the Interiors Divestiture associated with previously announced programs for the fundamental reorganization of operations at facilities in Brazil and France.

During the year ended December 31, 2016, the Company recorded $16 million of restructuring expenses related to severance and termination benefits related to the wind-down of certain operations in South America. As of December 31, 2017 this program is considered substantially complete.

In connection with the reorganization of the Company's Climate operations in France, the Company recorded and paid cash to settle employee severance and termination benefits of $2 million for the years ended December 31, 2015, associated with approximately 135 employees.

Restructuring Reserves

Restructuring reserve balances of $24 million and $40 million as of December 31, 2017 and 2016, respectively, are classified as Other current liabilities on the Consolidated Balance Sheets. The Company anticipates that the activities associated with the restructuring reserve balance as of December 31, 2017 will be substantially complete within one year. The Company’s consolidated restructuring reserves and related activity are summarized below including amounts associated with discontinued operations.

	Electronics	Other	Total
	(Dollars in Millions)
December 31, 2014	$30	$9	$39
Expense	40	2	42
Reversals	(4)	—	(4)
Utilization	(31)	(3)	(34)
Business divestiture	—	(1)	(1)
Foreign currency	(2)	(2)	(4)
December 31, 2015	33	5	38
Expense	41	16	57
Reversals	(4)	—	(4)
Utilization	(38)	(12)	(50)
Foreign currency	(1)	—	(1)
December 31, 2016	31	9	40
Expense	19	—	19
Reversals	(4)	(1)	(5)
Utilization	(30)	(2)	(32)
Foreign currency	2	—	2
December 31, 2017	$18	$6	$24

Given the economically-sensitive and highly competitive nature of the automotive industry, the Company continues to closely monitor current market factors, industry trends, and opportunities to streamline the Company's operations, including but not limited to, additional restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

NOTE 8. Inventories

Inventories consist of the following components:

	December 31
	2017	2016
	(Dollars in Millions)
Raw materials	$109	$83
Work-in-process	49	34
Finished products	31	34
	$189	$151

NOTE 9. Other Assets

Other current assets are comprised of the following components:

	December 31
	2017	2016
	(Dollars in Millions)
Recoverable taxes	$56	$60
Joint venture receivables	43	39
Prepaid assets and deposits	36	35
Notes receivable	23	18
Contractually reimbursable engineering costs	14	7
Foreign currency hedges	1	6
Other	2	5
	$175	$170

The Company receives bank notes from certain of its customers in China to settle trade accounts receivable. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash. The Company has entered into arrangements with financial institutions to sell certain bank notes, generally maturing within nine months. Notes are sold with recourse, but qualify as a sale as all rights to the notes have passed to the financial institution. The Company sold $16 million during the year ended December 31, 2017 to financial institutions, $10 million of which remain outstanding and will mature within the first quarter of 2018. The collections of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature.

Other non-current assets are comprised of the following components:

	December 31
	2017	2016
	(Dollars in Millions)
Deferred tax assets	$46	$48
Recoverable taxes	35	34
Joint venture note receivables	26	25
Contractually reimbursable engineering costs	24	11
Long term notes receivable	10	10
Other	10	18
	$151	$146

In conjunction with the Interiors Divestiture, the Company entered into a three year term loan with the buyer for $10 million, which matures on December 1, 2019.

Current and non-current contractually reimbursable engineering costs of $14 million and $24 million, respectively, as of December 31, 2017, and $7 million and $11 million, respectively, as of December 31, 2016, are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of approximately $14 million in 2018, $16 million in 2019, $2 million in 2020, $2 million in 2021, and $4 million in 2022 and beyond.

NOTE 10. Property and Equipment

Property and equipment, net consists of the following:

	December 31
	2017	2016
	(Dollars in Millions)
Land	$13	$16
Buildings and improvements	73	65
Machinery, equipment and other	471	401
Construction in progress	65	54
Total property and equipment	622	536
Accumulated depreciation	(269)	(210)
	353	326
Product tooling, net of amortization	24	19
Property and equipment, net	$377	$345

Depreciation and amortization expenses for property and equipment, excluding discontinued operations, are summarized as follows:

	Year Ended December 31
	2017	2016	2015
	(Dollars in Millions)
Depreciation	$71	$66	$66
Amortization	3	3	4
	$74	$69	$70

The net book value of capitalized software costs was approximately $11 million and $7 million as of December 31, 2017 and 2016, respectively. Related amortization expense was approximately $4 million for the years ended 2017, 2016 and 2015. Amortization expense of approximately $4 million, $3 million, $2 million, $1 million and less than $1 million is expected for the annual periods ended December 31, 2018, 2019, 2020, 2021, and 2022, respectively.

NOTE 11. Intangible Assets

Intangible assets as of December 31, 2017 and 2016, were as follows:

		December 31, 2017			December 31, 2016
	Estimated Weighted Average Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(Dollars in Millions)
Definite-Lived:
Developed technology	8	$40	$27	$13	$40	$25	$15
Customer related	10	88	35	53	83	25	58
Capitalized software development	4	8	1	7	4	—	4
Other	23	13	1	12	8	1	7
Subtotal		149	64	85	135	51	84
Indefinite-Lived:
Goodwill		47	—	47	45	—	45
Total		$196	$64	$132	$180	$51	$129

During the year ended December 31, 2017, the Company contributed $2 million to American Center for Mobility, a non-profit corporation who is building a state of the art research and development facility. The contribution provides the Company certain rights regarding access to the facility for three years. The Company will use the facility for autonomous driving research and development activities for multiple products and therefore capitalized the contribution as an intangible asset. The Company expects to make a second contribution of $2 million during the first half of 2018 when the facility is substantially complete. The asset will be amortized over a 36 month period on a straight-line basis beginning in January 2018 when the term of the arrangement begins.
The Company capitalizes software development costs after the software product development reaches technological feasibility and until the software product becomes releasable to customers. During each of the years ended December 31, 2017 and 2016, the Company capitalized $4 million related to software development cost intended for integration into customer products. The capitalized software development costs are amortized over the useful life of the technology on a straight-line basis.

During 2016, in connection with the AllGo Purchase, the Company recorded intangible assets including developed technology of $2 million and customer related assets of $5 million. These definite lived intangible assets are being amortized using the straight-line method over their estimated useful lives of 10 to 12 years for developed technology and 7 to 12 years for customer related assets. Additionally, the Company recorded goodwill of $11 million for the excess of the net purchase price over the fair values of the identifiable assets and liabilities acquired.

The Company recorded approximately $13 million and $15 million of amortization expense related to definite-lived intangible assets for the years ended December 31, 2017 and 2016. The Company currently estimates annual amortization expense to be $16 million for years 2018 and 2019, $13 million for 2020, and $10 million for years 2021 and 2022. Indefinite-lived intangible assets are not amortized but are tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired.

A roll-forward of the net carrying amounts of intangible assets is presented below:

	Definite-lived intangibles				Indefinite-lived intangibles
	Developed Technology	Customer Related	Capitalized Software Development	Other	Goodwill	Total
	(Dollars in Millions)
Electronics:
December 31, 2015	$19	$67	$—	$7	$40	$133
Additions	2	5	4	—	11	22
Foreign currency	—	(5)	—	—	(2)	(7)
Amortization	(6)	(9)	—	—	—	(15)
YFVE purchase adjustment	—	—	—	—	(4)	(4)
December 31, 2016	$15	$58	$4	$7	$45	$129
Additions	—	—	4	4	—	8
Foreign currency	1	4	—	1	2	8
Amortization	(3)	(9)	(1)	—	—	(13)
December 31, 2017	$13	$53	$7	$12	$47	$132

NOTE 12. Other Liabilities

Other current liabilities are summarized as follows:

	December 31
	2017	2016
	(Dollars in Millions)
Product warranty and recall accruals	$33	$43
Restructuring reserves	24	40
Rents and royalties	24	23
Deferred income	18	14
Distribution payable	14	15
Income taxes payable	12	22
Joint venture payables	12	22
Non-income taxes payable	10	8
Dividends payable	3	5
Foreign currency hedges	1	7
Electronics operations repurchase commitment	—	50
Contribution payable	—	31
Other	29	29
	$180	$309

On January 22, 2016 the Company paid to shareholders a special distribution of $1.74 billion, an additional $14 million will be paid upon vesting and settlement of restricted stock units and performance-based share units previously granted to the Company's employees. The special cash distribution was funded from the Climate Transaction proceeds.

Following the initial sale as part of the Climate Transaction, the Company repurchased an Electronics operation located in India on March 27, 2017 as further described in Note 5, "Discontinued Operations."

On December 1, 2015, Visteon completed the sale and transfer of its equity ownership in Visteon Deutschland GmbH, which operated the Berlin, Germany interiors plant ("Germany Interiors Divestiture"). The Company contributed cash, of approximately $141 million, assets of $27 million, and liabilities of $198 million including pension related liabilities. The Company made a final contribution payment of approximately $35 million adjusted for currency impacts in December 2017.

Other non-current liabilities are summarized as follows:

	December 31
	2017	2016
	(Dollars in Millions)
Foreign currency hedges	$23	$—
Deferred income	16	18
Product warranty and recall accruals	16	12
Income tax reserves	12	14
Non-income tax reserves	7	10
Other	21	15
	$95	$69

As of December 31, 2017 and 2016, deferred income, other non-current liabilities, includes approximately $14 million and $15 million, respectively, of deferred gain on the sale-leaseback of the Company's corporate headquarters. The gain on the sale is being amortized into income on a straight-line basis over the term of the lease which terminates in 2027.

NOTE 13. Debt

The Company’s short and long-term debt consists of the following:

		Weighted Average Interest Rate		Carrying Value
	Maturity	2017	2016	2017	2016
				(Dollars in Millions)
Short-Term Debt:
Current portion of long-term debt		3.9%	4.2%	$2	$3
Short-term borrowings		3.9%	2.6%	44	33
				$46	$36
Long-Term Debt:
Term facility due March 24, 2024	2024	3.6%	4.0%	$347	$346
				$347	$346

Short-Term Debt

Short-term borrowings are primarily related to the Company's non-U.S. joint venture and are payable in Chinese Renminbi and India Rupee. As of December 31, 2017 and 2016, the Company had short-term borrowings of $44 million and $33 million, respectively. Short-term borrowings increased in 2017 primarily due to changes in local working capital needs.

Available borrowings on outstanding affiliate credit facilities as of December 31, 2017, are approximately $22 million and certain of these facilities have pledged assets as security.

Long-Term Debt

As of December 31, 2016, the Company had an amended credit agreement (the “Credit Agreement”) which included a $350 million Term Facility maturing April 9, 2021 and a Revolving Credit Facility with capacity of $200 million maturing April 9, 2019. Borrowings under the Term Facility accrued interest at the greater of LIBOR or 0.75%, plus 2.75%, with an option by the Company to specify the LIBOR tenor of either 1, 2, 3, or 6 months.   Loans drawn under the Revolving Credit Facility had an interest rate equal to LIBOR plus a margin ranging from 2.00% to 2.75% as specified by a ratings grid contained in the Credit Agreement. As of December 31, 2016, borrowings under the Revolving Credit Facility would accrue interest at LIBOR plus 2.50%. As of December 31, 2016, the Term Facility had $350 million of aggregate principal outstanding and there were no outstanding borrowings under the Revolving Credit Facility.

On March 24, 2017, the Company entered into a second amendment to the Credit Agreement to, among other things, extend the maturity dates of both facilities by three years and increase the Revolving Credit Facility capacity to $300 million.  The amended Revolving Credit Facility and the amended Term Facility will mature on March 24, 2022 and March 24, 2024, respectively.  The amendment reduced the LIBOR spread applicable to each of the Revolving Credit Facility and the Term Facility by 0.50% and reduced the LIBOR floor related to the Term Facility from 0.75% to 0.00%. The $350 million of borrowings under the amended Term Facility accrued interest at a rate of LIBOR plus 2.25%. In conjunction with the refinancing, the Company received a credit rating upgrade from Standard & Poor's to BB from BB-. Pursuant to the ratings grid contained within the amended Revolving Credit Facility agreement, any borrowing thereunder shall accrue interest at LIBOR plus 1.75%.

On November 14, 2017, the Company entered into a third amendment to the Credit Agreement. The Amendment provides for the repricing of the initial Term Facility in an aggregate principal amount of $350 million. At the Company's option, loans under the amended Term Facility will accrue interest at a rate of LIBOR plus 2.00%. The Amendment did not modify any terms related to the Revolving Credit Facility.

The Company is required to pay accrued interest on any outstanding principal balance under the credit facility with a frequency of the lesser of the LIBOR tenor or every three months. Any outstanding principal under this facility will be due upon the maturity date. The Company may also terminate or reduce the lending commitments under this facility, in whole or in part, upon three business days’ notice.

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

The Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, and contains customary events of default.  The Revolving Credit Facility also requires that the Company maintain a total net leverage ratio no greater than 3.00:1.00. During any period when the Company’s corporate and family ratings meet investment grade ratings, certain of the negative covenants shall be suspended. As of December 31, 2017, the Company was in compliance with all its debt covenants.

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

In connection with amending both the Term Facility and Revolving Credit Facility during 2017, the Company recorded $1 million of interest expense and deferred $2 million of costs as a non-current asset. The deferred costs are being amortized over the term of the debt facilities. As of December 31, 2017, the amended Term Facility remains at $350 million of aggregate principal and there were no outstanding borrowings under the amended Revolving Credit Facility.

Other

On September 29, 2017, the Company amended certain terms of its letter of credit facility. The amended agreement reduced the facility amount from $15 million to $5 million and extended the expiration date by three years to September 30, 2020. Under the agreement the Company is required to maintain a collateral account equal to 103% of the aggregate stated amount of issued letters of credit (or 110% for non-U.S. currencies) and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million and $3 million of outstanding letters of credit issued under this facility secured by restricted cash, as of December 31, 2017 and 2016, respectively.

Additionally, the Company had $17 million of locally issued letters of credit as of December 31, 2017 and 2016, to support various tax appeals, customs arrangements and other obligations at its local affiliates, of which less than $1 million is secured by cash collateral for the years ended December 31, 2017 and 2016.

NOTE 14. Employee Benefit Plans

Defined Benefit Plans

The Company sponsors pay related benefit plans for employees in the U.S., UK, Germany, Brazil, France, Mexico, Japan, India, and Canada. Employees in the U.S. and UK are no longer accruing benefits under the Company's defined benefit plans as these plans were frozen. The Company’s defined benefit plans are partially funded with the exception of certain supplemental benefit plans for executives and certain non-U.S. plans, primarily in Germany, which are unfunded.

The Company's expense for all defined benefit pension plans, is as follows:

	U.S. Plans			Non-U.S. Plans
	Year Ended December 31			Year Ended December 31
	2017	2016	2015	2017	2016	2015
	(Dollars in Millions)
Costs Recognized in Income:
Service cost	$—	$—	$—	$2	$3	$14
Interest cost	29	28	34	9	10	19
Expected return on plan assets	(41)	(42)	(42)	(9)	(10)	(17)
Amortization of losses and other	—	—	1	2	1	8
Settlements and curtailments	—	—	—	(2)	1	—
Special termination benefits (a)	—	6	—	2	1	—
Net pension (income) expense	$(12)	$(8)	$(7)	$4	$6	$24
Weighted Average Assumptions:
Discount rate	4.12%	4.37%	4.00%	3.51%	4.60%	3.17%
Compensation increase	N/A	N/A	N/A	3.66%	3.70%	3.49%
Long-term return on assets	6.73%	7.00%	7.00%	5.24%	4.87%	4.87%
(a) Primarily related to restructuring actions announced and recognized in during the fourth quarter of 2016
The Company's total accumulated benefit obligations for all defined benefit plans was $1,093 million and $1,047 million as of December 31, 2017 and 2016, respectively. The benefit plan obligations for employee retirement plans with accumulated benefit obligations in excess of plan assets were as follows:

	Year Ended December 31
	2017	2016
	(Dollars in Millions)
Accumulated benefit obligation	$892	$1,019
Projected benefit obligation	898	1,049
Fair value of plan assets	661	764

Assumptions used by the Company in determining its defined benefit pension obligations as of December 31, 2017 and 2016 are summarized in the following table:

	U.S. Plans		Non-U.S. Plans
Weighted Average Assumptions	2017	2016	2017	2016
Discount rate	3.65%	4.12%	3.28%	4.39%
Rate of increase in compensation	N/A	N/A	3.62%	3.70%

The Company’s obligation for all defined benefit pension plans, is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31		Year Ended December 31
	2017	2016	2017	2016
	(Dollars in Millions)
Change in Benefit Obligation:
Benefit obligation — beginning	$828	$803	$249	$231
Service cost	—	—	2	3
Interest cost	29	28	9	10
Actuarial loss (gain)	29	34	8	46
Settlements and curtailments	—	—	(4)	(5)
Special termination benefits	—	6	2	1
Foreign exchange translation	—	—	26	(27)
Divestitures	—	—	(4)	(4)
Benefits paid and other	(46)	(43)	(7)	(6)
Benefit obligation — ending	$840	$828	$281	$249
Change in Plan Assets:
Plan assets — beginning	$608	$604	$190	$174
Actual return on plan assets	84	43	14	43
Sponsor contributions	1	4	8	8
Settlements	—	—	(1)	(4)
Foreign exchange translation	—	—	16	(21)
Divestitures	—	—	—	(4)
Benefits paid and other	(46)	(43)	(7)	(6)
Plan assets — ending	$647	$608	$220	$190
Total funded status at end of period	$(193)	$(220)	$(61)	$(59)
Balance Sheet Classification:
Other non-current assets	$—	$—	$3	$6
Accrued employee liabilities	—	—	(1)	—
Employee benefits	(193)	(220)	(63)	(67)
Accumulated other comprehensive loss:
Actuarial loss	40	54	33	31
Tax effects/other	—	—	(10)	(10)
	$40	$54	$23	$21

Components of the net change in AOCI related to all defined benefit pension plans, exclusive of amounts attributable to non-controlling interests on the Company’s Consolidated Statements of Changes in Equity for the years ended December 31, 2017 and 2016, are as follows:

	U.S. Plans		Non-U.S. Plans
	2017	2016	2017	2016
	(Dollars in Millions)
Actuarial (gain) loss	$(15)	$32	$(6)	$15
Deferred taxes	—	—	—	(3)
Currency/other	—	—	6	(4)
Reclassification to net income	—	—	(2)	(1)
Divestitures	—	—	4	—
	$(15)	$32	$2	$7
Actuarial gains for the year ended December 31, 2017 are primarily related to an increase in return on assets partially offset by a decrease in discount rates. Actuarial losses of $2 million for the non-U.S. retirement plans are expected to be amortized to income during 2018. Actuarial gains and losses are amortized using the 10% corridor approach representing 10% times the greater of plan assets and the projected benefit obligation. Generally, the expected return is determined using a market-related value of assets where gains (losses) are recognized in a systematic manner over five years. For less significant plans, fair value is used.

Benefit payments, which reflect expected future service, are expected to be paid by the Company plans as follows:

	U.S. Plans	Non-U.S. Plans
	(Dollars in Millions)
2018	$40	$5
2019	39	6
2020	40	6
2021	40	7
2022	41	8
Years 2023 - 2027	212	52
During the year ended December 31, 2017, cash contributions to the Company's U.S. defined benefit plans were $1 million and non-U.S. defined benefit pension plans were $8 million. Additionally, the Company expects to make cash contributions to its U.S. defined benefit pension plans of $1 million in 2018. Contributions to non-U.S. defined benefit pension plans are expected to be $7 million during 2018. The Company’s expected 2018 contributions may be revised.

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

Substantially all of the Company’s defined benefit pension plan assets are managed by external investment managers and held in trust by third-party custodians. The selection and oversight of these external service providers is the responsibility of the investment committees of the Company and their advisers. The selection of specific securities is at the discretion of the investment manager and is subject to the provisions set forth by written investment management agreements and related policy guidelines regarding permissible investments, risk management practices and the use of derivative securities. Derivative securities may be used by investment managers as efficient substitutes for traditional securities, to reduce portfolio risks or to hedge identifiable economic exposures. The use of derivative securities to engage in unrelated speculation is expressly prohibited.

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

The Company’s retirement plan asset allocation as of December 31, 2017 and 2016 and target allocation for 2018 are as follows:

	Target Allocation		Percentage of Plan Assets
	U.S.	Non-U.S.	U.S.		Non-U.S.
	2018	2018	2017	2016	2017	2016
Equity securities	38%	32%	41%	38%	35%	25%
Fixed income	15%	45%	16%	16%	43%	52%
Alternative strategies	46%	14%	42%	45%	12%	10%
Cash	1%	3%	1%	1%	4%	7%
Other	—%	6%	—%	—%	6%	6%
	100%	100%	100%	100%	100%	100%
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

Defined Contribution Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. Matching contributions for the U.S. defined contribution plan are 100% on the first 6% of pay contributed. The expense related to all matching contributions was approximately $8 million in 2017, $6 million in 2016, and $10 million in 2015.

Other Postretirement Employee Benefit Plans

In the U.S. and Canada, the Company has a financial obligation for the cost of providing other postretirement health care and life insurance benefits to certain of its employees under Company-sponsored plans. These plans generally pay for the cost of health care and life insurance for retirees and dependents, less retiree contributions and co-pays. Other postretirement benefit obligations were $2 million and $2 million as of December 31, 2017 and 2016, respectively.

NOTE 15. Stock-Based Compensation

The Visteon Corporation 2010 Incentive Plan (the “2010 Incentive Plan”) provides for the grant of up to 4.75 million shares of common stock for restricted stock awards (“RSAs”), restricted stock units (“RSUs”), non-qualified stock options ("Stock Options"), stock appreciation rights (“SARs”), performance based share units ("PSUs"), and other stock based awards. The Company's stock-based compensation instruments are accounted for as equity awards or liability awards based on settlement intention as follows.

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

On December 9, 2015, the Company approved a special cash distribution in the amount of $43.40 per share with a record date of January 15, 2016 and a payment date of January 22, 2016. Additionally, the Company recognized an incremental distribution payable of $14 million representing the distribution equivalent payments to be made to certain RSU and PSU holders upon vesting pursuant to the terms of the 2010 Incentive Plan and related RSU and PSU Agreements. In total, the Company recorded approximately $1.75 billion of Distribution payable on the Consolidated Balance Sheets as of December 31, 2015. Subsequent to this special cash distribution in January 2016, the Company modified exercise prices for outstanding stock options and SARs in accordance with the anti-dilution provision in the 2010 Incentive Plan and no incremental compensation expense was recognized.

On October 1, 2017, the Company modified certain cash settled stock-based compensation PSUs and RSUs. These awards, previously subject to liability accounting, are now expected to settle in stock. The employee liability of $3 million related to these awards has been reclassified to shareholders' equity as of December 31, 2017 and will be subject to equity method accounting going forward.

The total recognized and unrecognized stock-based compensation expense, including discontinued operations, was as follows:

	Year Ended December 31			Unrecognized Stock-Based Compensation Expense
	2017	2016	2015	December 31, 2017
	(Dollars in Millions)
Performance based share units	$6	$4	$12	$8
Restricted stock units	11	6	4	8
Stock options	2	2	1	1
Total stock-based compensation expense	$19	$12	$17	$17

Performance Based Share Units

The number of PSUs that will vest is based on the Company's achievement of a pre-established relative total shareholder return goal compared to its peer group of automotive companies over a three year period, which may range from 0% to 150% of the target award.

A summary of employee activity for PSUs is provided below:

	PSUs	Weighted Average Grant Date Fair Value

	(In Thousands)
Non-vested as of December 31, 2014	994	$35.25
Granted	44	104.81
Vested	(255)	36.57
Forfeited	(121)	43.21
Non-vested as of December 31, 2015	662	37.92
Granted	82	89.79
Vested	(324)	32.58
Forfeited	(6)	68.70
Non-vested as of December 31, 2016	414	51.94
Granted	78	110.66
Vested	(16)	90.45
Forfeited	(15)	103.72
Non-vested as of December 31, 2017	461	$58.76

The grant date fair value for PSUs was determined using the Monte Carlo valuation model. Unrecognized compensation expense as of December 31, 2017 for PSUs to be settled in shares of the Company's common stock was $8 million for the non-vested portion and will be recognized over the remaining vesting period of approximately 1.8 years. The Company made cash settlement payments of $1 million during the year ended December 31, 2017 for PSUs expected to be settled in cash. Unrecognized compensation expense as of December 31, 2017 was less than $1 million for the non-vested portion of these awards and will be recognized over the remaining vesting period of approximately 1.7 years.

The Monte Carlo valuation model requires management to make various assumptions including the expected volatility, risk free interest rate and dividend yield. Prior to 2017, expected volatility was based on a rolling average of the daily stock closing prices of a peer group of companies with a period equal to the expected life of the award. The peer group of companies was used due to the relatively short history of the Company's common stock since its emergence from bankruptcy and due to the significant Company transformation between 2012 and 2016. Beginning in 2017, the Company elected to utilize the Company's own volatility based on the Company’s stock history using daily stock prices over a period commensurate with the expected life. The Company now has enough history as a pure play electronics automotive supplier to use its own volatility when applying the Monte Carlo Method. The risk-free rate was based on the U.S. Treasury yield curve in relation to the contractual life of the stock-based compensation instrument. The dividend yield was based on historical patterns and future expectations for Company dividends.

Weighted average assumptions used to estimate the fair value of PSUs granted during the years ended as of December 31, 2017 and 2016 are as follows:

	Year Ended December 31
	2017	2016
Expected volatility	23.8%	33.9%
Risk-free rate	1.59%	0.83%
Expected dividend yield	—%	—%

Restricted Stock Units

The grant date fair value of RSUs is measured as the average of the high and low market price of the Company's common stock as traded on the public stock exchange on the date of grant. These awards generally vest in one-third increments on the grant date anniversary over a three year vesting period.

The Company granted 76,000, 94,000 and 50,000 RSUs, expected to be settled in shares, during the years ended December 31, 2017, 2016 and 2015, respectively, at a weighted average grant date fair value of $94.51, $81.54 and $103.89 per share, respectively. Unrecognized compensation expense as of December 31, 2017 was $8 million for non-vested RSUs and will be recognized over the remaining vesting period of approximately 1.9 years.

The Company granted 23,000, 18,000 and 6,000 RSUs, expected to be settled in cash, during the years ended December 31, 2017, 2016 and 2015, respectively, at weighted average grant date fair values $95.45, $78.49 and $101.66 per share, respectively. The Company made cash settlement payments of $1 million, less than $1 million and $7 million during the years ended December 31, 2017, 2016 and 2015, respectively. Unrecognized compensation expense as of December 31, 2017 was less than $1 million for non-vested RSUs and will be recognized on a weighted average basis over the remaining vesting period of approximately 1.5 years.

A summary of employee activity for RSUs is provided below:

	RSUs	Weighted Average Grant Date Fair Value

Non-vested as of December 31, 2014	91	$54.64
Granted	55	103.66
Vested	(50)	54.47
Forfeited	(10)	71.33
Non-vested as of December 31, 2015	86	84.26
Granted	112	81.05
Vested	(17)	90.45
Forfeited	(11)	79.11
Non-vested as of December 31, 2016	170	83.30
Granted	99	94.73
Vested	(29)	83.46
Forfeited	(10)	83.66
Non-vested as of December 31, 2017	230	$87.09

Additionally, as of December 31, 2017, the Company has 45,000 outstanding RSUs awarded at a weighted average grant date fair value of $87.97 under the Non-Employee Director Stock Unit Plan which vest immediately but are not cash settled until the participant terminates service.

Stock Options and Stock Appreciation Rights

Stock Options and SARs are recorded with an exercise price equal to the average of the high and low market price at which the Company's common stock was traded on the public stock exchange on the date of grant. The grant date fair value of these awards is measured using the Black-Scholes option pricing model. Stock Options and SARs generally vest in one-third increments on the grant date anniversary over a three year vesting period and have an expiration date 7 or 10 years from the date of grant.

The Company received payments of $2 million, less than $1 million and $6 million related to the exercise of stock options with total intrinsic value of options exercised of $1 million, less than $1 million and $3 million during the years ended December 31, 2017, 2016 and 2015, respectively. Unrecognized compensation expense for non-vested Stock Options and SARs as of December 31, 2017 was approximately $1 million and less than $1 million, respectively, and are expected to be recognized over a weighted average period of 1.5 years and 1.4 years, respectively.

The Black-Scholes option pricing model requires management to make various assumptions including the expected term, risk-free interest rate, dividend yield and expected volatility. The expected term represents the period of time that granted awards are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of the stock-based compensation instrument. The dividend yield is based on historical patterns and future expectations for Company dividends.

Prior to 2017, expected volatility was based on a rolling average of the daily stock closing prices of a peer group of companies with a period equal to the expected life of the award. The peer group of companies was used due to the relatively short history of the Company's common stock since its emergence from bankruptcy and due to the significant Company transformation between 2012 and 2016. Beginning in 2017, the Company elected to utilize the Company's own volatility based on the Company’s stock history using daily stock prices over a period commensurate with the expected life. The Company now has enough history as a pure play electronics automotive supplier to use its own volatility when applying the Black-Scholes Method.

Weighted average assumptions used to estimate the fair value of awards granted during the years ended December 31, 2017, 2016 and 2015 are as follows:

	Stock Options			SARs
	2017	2016	2015	2017	2016	2015
Expected term (in years)	5.00	5.00	5.00	5.00	4.50	4.41
Expected volatility	27.31%	36.84%	38.19%	27.31%	34.65%	37.19%
Risk-free interest rate	2.03%	1.37%	1.60%	2.03%	1.83%	1.63%
Expected dividend yield	—%	—%	—%	—%	—%	—%

A summary of employee activity for Stock Options and SARs is provided below:

	Stock Options	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
	(In Thousands)		(In Thousands)
December 31, 2014	74	$71.22	46	$70.46
Granted	54	60.60	9	59.59
Exercised	(71)	71.12	(38)	69.81
Forfeited or expired	(9)	101.58	(2)	98.46
December 31, 2015	48	59.41	15	44.36
Granted	96	73.02	2	78.24
Exercised	(6)	57.46	(3)	31.28
Forfeited or expired	(23)	72.01	(1)	59.59
December 31, 2016	115	68.37	13	51.10
Granted	84	94.77	2	94.77
Exercised	(26)	65.79	(7)	44.33
Forfeited or expired	(7)	77.36	—	59.59
December 31, 2017	166	$81.72	8	$69.21

Exercisable at December 31, 2017	25	$66.12	3	$49.19

	Stock Options and SARs Outstanding
Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price
	(In Thousands)	(In Years)
$10.00 - $60.00	14	4.1	$53.12
$60.01 - $80.00	76	5.2	$71.48
$80.01 - $100.00	84	6.3	$94.77
	174

Tables above are reflective of the modified exercise price for stock options and SARs due to the special distribution of $43.40 in January 2016, where applicable.

NOTE 16. Income Taxes

Income Tax Provision

Details of the Company's income tax provision from continuing operations are provided in the table below:

	Year Ended December 31
	2017	2016	2015
	(Dollars in Millions)
Income (Loss) Before Income Taxes: (a)
U.S	$84	$41	$(69)
Non-U.S	132	118	131
Total income before income taxes	$216	$159	$62
Current Tax Provision:
U.S. federal	$—	$(11)	$(18)
Non-U.S	42	54	71
U.S. state and local	—	—	—
Total current tax provision	42	43	53
Deferred Tax Provision (Benefit):
U.S. federal	—	—	—
Non-U.S	6	(13)	(26)
Total deferred tax provision (benefit)	6	(13)	(26)
Provision for income taxes	$48	$30	$27

(a) Income (loss) before income taxes excludes equity in net income of non-consolidated affiliates.
A summary of the differences between the provision for income taxes calculated at the U.S. statutory tax rate of 35% and the consolidated provision for income taxes is shown below:

	Year Ended December 31
	2017	2016	2015
	(Dollars in Millions)
Tax provision (benefit) at U.S. statutory rate of 35%	$76	$56	$22
Impact of foreign operations	(5)	(26)	33
Non-U.S withholding taxes	15	13	9
Tax holidays in foreign operations	(7)	(7)	(10)
State and local income taxes	(1)	(1)	1
Tax reserve adjustments	(14)	5	(9)
Change in valuation allowance	(270)	25	(53)
Impact of U.S. tax reform	250	—	—
Impact of tax law change	5	26	2
Worthless stock deduction	—	(58)	—
Research credits	(1)	(3)	—
Germany interiors divestiture	—	—	48
Tax benefits allocated to loss from continuing operations	—	—	(18)
Other	—	—	2
Provision for income taxes	$48	$30	$27
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the migration from a worldwide tax system to a territorial system, which institutes a dividends received deduction for foreign earnings with a one-time transition tax on cumulative post-1986 foreign earnings, a modification of the characterization and treatment of certain intercompany transactions and the creation of a new U.S. corporate minimum tax on certain earnings of foreign subsidiaries. The Company has calculated its best estimate of the impact of the Act in its year-end income tax provision in accordance with the guidance available as of the date of this filing. Accordingly, the Company has recognized a provisional income tax charge of $250 million, the impact of which was entirely offset by a corresponding income tax benefit associated with a reduction in the U.S. valuation allowance. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $267 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $19 million, which was more than offset by the $36 million reversal of the Company’s existing deferred tax liability (net of foreign tax credits) associated with repatriation of unremitted foreign earnings. The Company continues to gather information related to estimates surrounding the remeasurement of deferred taxes and information related to unremitted earnings from foreign affiliates to more precisely analyze and compute the remeasurement of deferred taxes and the impact of the transition tax under the Act. Any subsequent adjustment to these amounts is not expected to have a significant impact to income tax expense due to the U.S. valuation allowance.
Other items impacting the Company’s effective tax rate include the favorable impact of foreign operations of $5 million which includes a $34 million favorable variance due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate partially offset by $29 million related to U.S. income taxes in connection with repatriation of earnings, excluding the transition tax on the deemed repatriation of foreign earnings described above, entirely offset by a corresponding $29 million decrease in the U.S. valuation allowance. Tax reserve adjustments of $14 million primarily reflects the $16 million decrease in uncertain tax benefits in connection with the Internal Revenue Service completing its audit during the first quarter of 2017 which was fully offset by the U.S. valuation allowance, while adverse tax reserve adjustments of $2 million related to various matters in the U.S. and India for which the uncertainty is expected to be resolved while a full valuation allowance is maintained, and thus, are entirely offset by a corresponding reduction in the valuation allowance. The $5 million unfavorable impact of tax law change in 2017 (excluding the Act) reflects the reduction in deferred tax assets, including net operating loss carryforwards, primarily attributable to the reduction in the corporate income tax rates in France and Argentina, which were entirely offset by the related valuation allowances in those jurisdictions.

The Company’s provision for income tax for continuing operations was $30 million for year ended December 31, 2016. The favorable impact of foreign operations of $26 million includes a $19 million favorable variance due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate, and a $7 million tax benefit, net of foreign tax credits, related to U.S. income taxes in connection with repatriation of earnings, entirely offset by a corresponding $7 million increase in the U.S. valuation allowance. The favorable worthless stock deduction variance relates to the Company’s investment in its Argentina Climate subsidiary where manufacturing operations have ceased, resulting in a $58 million tax benefit that generated a current year U.S. net operating loss, the majority of which was offset by the U.S. valuation allowance, while $3 million reduced the Company’s income tax liability for the 2015 tax year and $8 million reduced the Company’s unrecognized tax benefits that impact the effective tax rate. Tax reserve adjustments of $5 million primarily reflect adverse developments associated with ongoing negotiations to settle certain transfer pricing issues raised with an ongoing audit in Mexico of $2 million and $3 million related to various matters in the U.S. and India for which the uncertainty is expected to be resolved while a full valuation allowance is maintained, and thus, are entirely offset by a corresponding reduction in the valuation allowance. The $26 million unfavorable impact of tax law change in 2016 reflects the reduction in deferred tax assets, including net operating loss carryforwards, primarily attributable to the reduction in the corporate income tax rates in Hungary and Japan, which were largely offset by the related valuation allowance in Hungary of $24 million.

The Company's provision for income tax for continuing operations was $27 million for year ended December 31, 2015. The unfavorable impact of foreign operations of $33 million includes a $25 million favorable variance due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate. These amounts were more than offset by $27 million U.S. and non-U.S. income taxes related to the repatriation of earnings, and $31 million represents foreign tax credit adjustments primarily related to electing to deduct expiring credits. The U.S. income tax consequences of repatriation of earnings and foreign tax credit adjustment items approximate $58 million and were entirely offset by the U.S. valuation allowance. Tax reserve adjustments of $9 million primarily related to favorable audit developments in Asia during the first quarter of 2015, and statue expirations in Europe during the fourth quarter of 2015. The unfavorable $48 million variance related to the German interiors divestiture primarily reflects the inability to recognize the loss for German tax purposes, partially offset by a loss recognized for U.S. tax purposes and other adjustments which were fully offset by the U.S. valuation allowance.

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
Deferred Income Taxes and Valuation Allowances

The Company recorded deferred tax liabilities, net of valuation allowances, for U.S. and non-U.S. income taxes and non-U.S. withholding taxes of approximately $19 million and $16 million as of December 31, 2017 and 2016, respectively; on the undistributed earnings of certain consolidated and unconsolidated foreign affiliates as such earnings are intended to be repatriated in the foreseeable future. The amount the Company expects to repatriate is based upon a variety of factors including current year earnings of the foreign affiliates, foreign investment needs and the cash flow needs the Company has in the U.S. and this practice has not changed following incurring the transition tax under the Act. The Company has not provided for deferred income taxes or foreign withholding taxes on the remainder of undistributed earnings from consolidated foreign affiliates because such earnings are considered to be permanently reinvested. It is not practicable to determine the amount of deferred tax liability on such earnings as the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.

The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses, in particular, when there is a cumulative loss incurred over a three-year period. In regards to the full valuation allowance recorded against the U.S. net deferred tax assets, the cumulative U.S. pretax book loss adjusted for significant permanent items incurred over the three-year period ended December 31, 2017 limits the ability to consider other subjective evidence such as the Company’s plans to improve U.S. profits, and as such, the Company continues to maintain a full valuation allowance against the U.S. net deferred tax assets. Based on the Company’s current assessment, it is possible that within the next 12 to 24 months, the existing valuation allowance against the U.S. net deferred tax assets could be partially released. Any such release is dependent upon the sustained improvement in U.S. operating results, and, if such a release of the valuation allowance were to occur, it could have a significant impact on net income in the quarter in which it is deemed appropriate to partially release the reserve.

The components of deferred income tax assets and liabilities are as follows:

	December 31
	2017	2016
	(Dollars in Millions)
Deferred Tax Assets:
Employee benefit plans	$74	$119
Capitalized expenditures for tax reporting	3	15
Net operating losses and credit carryforwards	1,178	1,495
Fixed assets and intangibles	10	15
Restructuring	7	26
Deferred income	9	10
Warranty	13	16
Other	46	65
Valuation allowance	(1,242)	(1,532)
Total deferred tax assets	$98	$229
Deferred Tax Liabilities:
Fixed assets and intangibles	$15	$21
Outside basis investment differences, including withholding tax	54	174
All other	6	6
Total deferred tax liabilities	$75	$201
Net deferred tax assets (liabilities)	$23	$28
Consolidated Balance Sheet Classification:
Other non-current assets	46	48
Deferred tax liabilities non-current	23	20
Net deferred tax assets (liabilities)	$23	$28
At December 31, 2017, the Company had available non-U.S. net operating loss carryforwards and capital loss carryforwards of $1.5 billion and $5 million, respectively, which have carryforward periods ranging from 5 years to indefinite. The Company had available U.S. federal net operating loss carryforwards of $1.5 billion at December 31, 2017, which will expire at various dates between 2028 and 2030. U.S. foreign tax credit carryforwards are $393 million at December 31, 2017. These credits will begin to expire in 2020. U.S. research tax credit carryforwards are $14 million at December 31, 2017. These credits will begin to expire in 2030. The Company had available tax-effected U.S. state operating loss carryforwards of $33 million at December 31, 2017, which will expire at various dates between 2018 and 2037.

In connection with the Company's emergence from bankruptcy and resulting change in ownership on the Effective Date, an annual limitation was imposed on the utilization of U.S. net operating losses, U.S. credit carryforwards and certain U.S. built-in losses (collectively referred to as “tax attributes”) under Internal Revenue Code (“IRC”) Sections 382 and 383. The collective limitation is approximately $120 million per year on tax attributes in existence at the date of change in ownership. Additionally, the Company has approximately $393 million of U.S. foreign tax credits that are not subject to any current limitation since they were realized after the Effective Date.

As of December 31, 2017, valuation allowances totaling $1.2 billion have been recorded against the Company’s deferred tax assets. Of this amount, $813 million relates to the Company’s deferred tax assets in the U.S. and $429 million relates to deferred tax assets in certain foreign jurisdictions, primarily Germany and France.

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
Gross unrecognized tax benefits at December 31, 2017 and 2016 were $18 million and $35 million, respectively. Of these amounts, approximately $9 million and $12 million, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at December 31, 2017 and 2016 were $3 million and $4 million, respectively.

There were several items that impacted the Company’s unrecognized tax benefits resulting in a $2 million net reduction in income tax expense, inclusive of interest and penalties, during 2017, which was substantially reflected in discontinued operations. During 2017, the IRS completed the audit of the Company's U.S. tax returns for the 2012 and 2013 tax years. The closing of the audit did not have a material impact on the Company's effective tax rate due to the valuation allowances maintained against the Company's U.S. tax attributes resulting in a decrease in unrecognized tax benefits of $16 million. Also during 2017, the Company settled tax assessments for $2 million related to audits in Mexico and for $1 million related to audits in Spain and France in connection with the Company’s former operations in those jurisdictions.
During 2016, there were several items that impacted the Company’s unrecognized tax benefits resulting in a $10 million net reduction in income tax expense, inclusive of interest and penalties, during 2016, of which $7 million and $3 million of income tax benefits were reflected in continuing operations and discontinued operations, respectively. The $7 million income tax benefit in continuing operations reflects the $8 million reduction in unrecognized tax benefits that impact the effective rate due to the ability to utilize estimated U.S. net operating loss via carryback against U.S. income tax liabilities, partially offset by primarily adverse audit developments in Mexico. The $3 million income tax benefit in discontinued operations primarily relates to change in estimates associated with the filing of the Company’s 2015 U.S. tax returns that resulted in a reduction in U.S. income tax after utilizing available tax attributes related to the 2015 Climate Transaction, partially offset by adverse developments in connection with several ongoing audits related to former discontinued operations.

With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2014 or state, local, or non-U.S. income tax examinations for years before 2003 although U.S. net operating losses and other tax attributes carried forward into open tax years technically remain open to adjustment. During the second quarter of 2017, the IRS contacted the Company to begin the examination process of the Company’s U.S. tax returns for 2014 and 2015. Although it is not possible to predict the timing of the resolution of all other ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in Europe, Asia, and Mexico could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) in the amount of $12 million, is included in Other non-current liabilities on the consolidated balance sheet.

A reconciliation of the beginning and ending amount of unrecognized tax benefits including amounts attributable to discontinued operations is as follows:

	Year Ended December 31
	2017	2016
	(Dollars in Millions)
Beginning balance	$35	$37
Tax positions related to current period
Additions	3	4
Tax positions related to prior periods
Additions	—	3
Reductions	(18)	(2)
Settlements with tax authorities	(3)	(7)
Effect of exchange rate changes	1	—
Ending balance	$18	$35

During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) related to the sale of its chassis business to a third party, which required a deposit in the amount of $16 million during 2013 necessary to open a judicial proceeding against the government in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities after attempts to reopen an appeal of the administrative decision failed. Adjusted for currency impacts and accrued interest, the deposit amount is approximately $16 million, as of December 31, 2017. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments, as well as income tax refund claims associated with other jurisdictions, total $19 million as of December 31, 2017, and are included in Other non-current assets on the consolidated balance sheet.

NOTE 17. Stockholders’ Equity and Non-controlling Interests

Share Repurchase Program

During 2015, the Company entered an accelerated stock buyback ("ASB") program for an aggregate purchase price of $500 million. Under this program the Company repurchased 4,771,262 shares of common stock for an average settlement price of $104.79.

In 2016, Visteon entered into stock repurchase programs with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $500 million. Under these programs, Visteon purchased 7,190,506 shares at an average price of $69.48.

On January 9, 2017, the Company's Board of Directors authorized $400 million of share repurchases of its shares of common stock through March 2018, of which $200 million remains outstanding as of December 31, 2017. On February 27, 2017, the Company entered into an accelerated share buyback ("ASB") program with a third-party financial institution to purchase shares of Visteon common stock for an aggregate purchase price of $125 million. On March 2, 2017, the Company received an initial delivery of 1,062,022 shares of common stock using a reference price $94.16. The program was concluded in May 2017 and the Company received an additional 238,344 shares. In total, the Company purchased 1,300,366 shares at an average price of $96.13 under this ASB program.

Beginning in the second quarter of 2017, the Company entered into a brokerage agreement with third-party financial institutions to execute open market share purchases of the Company's common stock. During 2017, the Company paid approximately $75 million to repurchase 677,778 shares at an average price of $110.63.

On January 15, 2018, the Company's Board of Directors authorized an additional $500 million of share repurchases, for a total authorization of $700 million, of its share of common stock through 2020.

On December 19, 2017, the Company entered into a forward-starting share repurchase agreement with a third party financial institution to purchase shares of its common stock complying with the provisions of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934. Share purchases under the program commenced January 2, 2018 and will expire on February 26, 2018. The maximum purchase amount is $100 million. Under this program, the third-party financial institution will repurchase the Company’s shares at the prevailing market prices pursuant to specified share price and daily volume limits. Year-to-date through February 15, 2018, the Company paid approximately $13 million to purchase a total of 109,190 shares with an average price of $120.41. As of February 15, 2018, the Company has an outstanding authorization to purchase up to $687 million of its shares through 2020.

The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.

Distribution

On December 9, 2015, the Company declared a special distribution of $43.40 per share of its common stock outstanding as of January 15, 2016, or approximately $1.75 billion in the aggregate. On January 22, 2016 approximately $1.74 billion was paid. The remaining $14 million will be paid upon vesting and settlement of previously granted awards. These amounts were classified as "Other liabilities" in the Consolidated balance sheets as of December 31, 2017 and 2016. The special cash distribution was funded from Climate Transaction proceeds.
Treasury Stock
As of December 31, 2017, the Company's Board of Directors has authorized a total of $2.2 billion in share repurchases since July of 2012. Since then, the Company's treasury stock has increased by $1.96 billion. As of December 31, 2017 and 2016, the Company held 24,141,088 and 22,211,410 shares of common stock in treasury for use in satisfying obligations under employee incentive compensation arrangements. The Company values shares of common stock held in treasury at cost.
Non-Controlling Interests

Non-controlling interests in the Visteon Corporation economic entity are as follows:

	December 31
	2017	2016
	(Dollars in Millions)
Yanfeng Visteon Automotive Electronics Co., Ltd.	$77	$97
Shanghai Visteon Automotive Electronics, Co., Ltd.	44	39
Other	3	2
Total non-controlling interests	$124	$138

Stock Warrants

In October 2010, the Company issued ten year warrants expiring October 1, 2020 at an exercise price of $9.66 per share. As of December 31, 2017, 2016, and 2015 there are 909 warrants outstanding. The warrants may be net share settled and are recorded as permanent equity in the Company’s consolidated balance sheets. These warrants were valued at $15.00 per share on the October 1, 2010 issue date using the Black-Scholes option pricing model.

Pursuant to the Ten Year Warrant Agreement, the original exercise price of $9.66 for the ten year warrants is subject to adjustment as a result of the special distribution of $43.40 per share to shareholders at the beginning of 2016. The new exercise price for each of the remaining 909 ten year warrants outstanding as of December 31, 2017 is reduced to a nominal $0.01 and each warrant is entitled to approximately 1.3 shares of stock upon exercise based on share price as of December 31, 2017.

Restricted Net Assets

Restricted net assets related to the Company’s non-consolidated affiliates were approximately $41 million and $45 million, respectively, as of December 31, 2017 and 2016. Restricted net assets related to the Company’s consolidated subsidiaries were approximately $179 million and $164 million, respectively as of December 31, 2017 and 2016. Restricted net assets of consolidated subsidiaries are attributable to the Company’s consolidated joint ventures in China, where certain regulatory requirements and governmental restraints result in significant restrictions on the Company’s consolidated subsidiaries ability to transfer funds to the Company.

Accumulated Other Comprehensive Income (Loss)
Changes in AOCI and reclassifications out of AOCI by component includes:

	Year Ended December 31
	2017	2016
	(Dollars in Millions)
Changes in AOCI:
Beginning balance	$(233)	$(190)
Other comprehensive income (loss) before reclassification, net of tax	49	(58)
Amounts reclassified from AOCI	5	3
Divestitures	5	12
Ending balance	$(174)	$(233)
Changes in AOCI by component:
Foreign currency translation adjustments
Beginning balance	$(163)	$(159)
Other comprehensive income (loss) before reclassification, net of tax (a)	62	(19)
Amounts reclassified from AOCI	—	3
Divestitures (b)	1	12
Ending balance	(100)	(163)
Net investment hedge
Beginning balance	10	4
Other comprehensive (loss) income before reclassification, net of tax (a)	(22)	6
Ending balance	(12)	10
Benefit plans
Beginning balance	(75)	(36)
Other comprehensive income (loss) before reclassification, net of tax (a)	10	(40)
Amounts reclassified from AOCI (c)	(2)	1
Divestitures (b)	4	—
Ending balance	(63)	(75)
Unrealized hedging gain (loss)
Beginning balance	(5)	1
Other comprehensive (loss) before reclassification, net of tax (d)	(1)	(5)
Amounts reclassified from AOCI	7	(1)
Ending balance	1	(5)
AOCI ending balance	$(174)	$(233)
(a) There were no income tax effects for either period.
(b) Amounts are included in Cost of Goods Sold and Loss on Divestiture within the Consolidated Statements of Operations.
(c) Amount included in the computation of net periodic pension cost. (See Note 14 Employee benefit plans for additional details.) Net tax expense of $1 million and net tax benefit of $3 million related to benefit plans for the years ended December 31, 2017 and 2016, respectively.
(d) Net tax expense of $1 million and net tax benefit of $2 million are related to unrealized hedging (loss) gain for the years ended December 31, 2017 and 2016, respectively.

NOTE 18. Earnings (Loss) Per Share

A summary of information used to compute basic and diluted earnings (loss) per share attributable to Visteon is as follows:

	Year Ended December 31
	2017	2016	2015
	(In Millions, Except Per Share Amounts)
Numerator:
Net income from continuing operations attributable to Visteon	$159	$115	$22
Net income (loss) from discontinued operations attributable to Visteon	17	(40)	2,262
Net income attributable to Visteon	$176	$75	$2,284
Denominator:
Average common stock outstanding - basic	31.6	35.0	42.3
Dilutive effect of performance based share units and other	0.6	0.4	1.1
Diluted shares	32.2	35.4	43.4

Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon:
Continuing operations	$5.03	$3.28	$0.52
Discontinued operations	0.54	(1.14)	53.48
	$5.57	$2.14	$54.00
Diluted earnings (loss) per share attributable to Visteon:
Continuing operations	$4.94	$3.25	$0.51
Discontinued operations	0.53	(1.13)	52.12
	$5.47	$2.12	$52.63

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

Assets which are valued at net asset value per share ("NAV"), or its equivalent, as a practical expedient are reported outside the fair value hierarchy, but are included in the total assets for reporting and reconciliation purposes.

The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis are as follows:

	December 31, 2017
	Level 1	Level 2	Level 3	NAV	Total
	(Dollars in Millions)
Asset Category:
Retirement plan assets	$180	$328	$13	$346	$867
Interest rate swaps	—	1	—	—	1
Liability Category:
Foreign currency instruments	$—	$25	$—	$—	$25

	December 31, 2016
	Level 1	Level 2	Level 3	NAV	Total
	(Dollars in Millions)
Asset Category:
Retirement plan assets	$311	$380	$11	$96	$798
Foreign currency instruments	—	6	—	—	6
Liability Category:
Foreign currency instruments	$—	$6	$—	$—	$6
Interest rate swaps	$—	$1	$—	$—	$1

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

Retirement plan assets pertain to a diverse set of securities and investment vehicles held by the Company’s defined benefit pension plans. These assets possess varying fair value measurement attributes such that certain portions are categorized within each level of the fair value hierarchy as based upon the level of observability of the inputs utilized in the valuation of the particular asset.  The Company may, as a practical expedient, estimate the fair value of certain investments using NAV of the investment as of the reporting date. This practical expedient generally deals with investments that permit an investor to redeem its investment directly with, or receive distributions from, the investee at times specified in the investee’s governing documents. Examples of these investments (often referred to as alternative investments) may include ownership interests in real assets, certain credit strategies, and hedging and diversifying strategies. They are commonly in the form of limited partnership interests. The Company uses NAV as a practical expedient when valuing investments in alternative asset classes and funds which are a limited partnership or similar investment vehicle.

Retirement Plan Assets

Retirement plan assets consist of the following:

•
Short-term investments, such as cash and cash equivalents, are immediately available or are highly liquid and not subject to significant market risk. Assets comprised of cash, short-term sovereign debt, or high credit-quality money market securities and instruments held directly by the plan are categorized as Level 1. Assets in a registered money market fund are reported as registered investment companies. Assets in a short-term investment fund ("STIF") are categorized as Level 2. Cash and cash equivalent assets denominated in currencies other than the U.S. dollar are reflected in U.S. dollar terms at the exchange rate prevailing at the balance sheet dates.

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

•
Common and preferred stocks consist of shares of equity securities. These are directly-held assets that are generally publicly traded in regulated markets that provide readily available market prices and are categorized as Level 1.

•
Common trust funds are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds, including equities and fixed income securities, are generally publicly traded in regulated markets that provide readily available market prices. The entire balance of an investment in a common trust fund that does not have a readily observable market prices as available on a third-party information source, notwithstanding whether the investment has daily liquidity, is categorized as Level 2; unless the investment fund has investment holdings significant to its valuation that are considered as Level 3; or the fund is considered as an alternative strategy (including hedge and diversifying strategies) for which valuation is established by NAV as a practical expedient.

•
Liability Driven Investing (“LDI”) is an investment strategy that utilizes certain instruments and securities, interest-rate swaps and other financial derivative instruments intended to hedge a portion of the changes in pension liabilities associated with changes in the actuarial discount rate as applied to the plan’s liabilities. The instruments and securities used typically include total return swaps and other financial derivative instruments. The valuation methodology of the financial derivative instruments contained in this category of assets utilizes standard pricing models associated with fixed income derivative instruments and are categorized as Level 2.

•	Other investments include miscellaneous assets and liabilities and are primarily comprised of pending transactions and collateral settlements and are categorized as Level 2.

•
Limited partnerships represent investment vehicles with underlying exposures in alternative credit, hedge and diversifying strategies (including hedge fund of funds), real assets, and certain equity exposures. The underlying assets in these funds may include securities transacted in active markets as well as other assets that have values less readily observable and may require valuation techniques that require inputs that are not readily observable. Investment in these funds may be subject to a specific notice period prior to the intended transaction date. In addition, transactions in these funds may require longer settlement terms than traditional mutual funds. These assets are valued based on their respective NAV as a practical expedient to estimate fair value due to the absence of readily available market prices.

•	Insurance contracts are reported at cash surrender value and have significant unobservable inputs and are categorized as Level 3.

The fair values of the Company’s U.S. retirement plan assets are as follows:

	December 31, 2017
Asset Category	Level 1	Level 2	NAV	Total
	(Dollars in Millions)
Registered investment companies	$3	$—	$—	$3
Common and preferred stocks	27	—	—	27
Common trust funds	—	185	94	279
LDI	—	103	—	103
Limited partnerships	—	—	226	226
Short-term investments	—	9	—	9
Total	$30	$297	$320	$647

	December 31, 2016
Asset Category	Level 1	Level 2	NAV	Total
	(Dollars in Millions)
Registered investment companies	$180	$—	$—	$180
Common trust funds	—	296	—	296
LDI	—	53	—	53
Limited partnerships	—	—	76	76
Short-term investments	—	3	—	3
Total	$180	$352	$76	$608

The fair values of the Company’s Non-U.S. retirement plan assets are as follows:

	December 31, 2017
Asset Category	Level 1	Level 2	Level 3	NAV	Total
	(Dollars in Millions)
Registered investment companies	$93	$—	$—	$—	$93
Treasury and government securities	45	26	—	—	71
Cash and cash equivalents	7	1	—	—	8
Corporate debt securities	3	4	—	—	7
Common and preferred stock	2	—	—	—	2
Limited partnerships	—	—	—	26	26
Insurance contracts	—	—	13	—	13
Total	$150	$31	$13	$26	$220

	December 31, 2016
Asset Category	Level 1	Level 2	Level 3	NAV	Total
	(Dollars in Millions)
Registered investment companies	$71	$—	$—	$—	$71
Treasury and government securities	47	23	—	—	70
Cash and cash equivalents	8	—	—	—	8
Corporate debt securities	3	5	—	—	8
Common trust funds	2	—	—	—	2
Limited partnerships	—	—	—	20	20
Insurance contracts	—	—	11	—	11
Total	$131	$28	$11	$20	$190

Fair value measurements which used significant unobservable inputs are as follows:

Actual Return on Plan Assets	Insurance Contracts
(Dollars in Millions)
December 31, 2014	$169
Divestitures	(159)
December 31, 2015	$10
Purchases	1
December 31, 2016	$11
Return on assets held at the reporting date, including currency impacts	1
Purchases	1
December 31, 2017	$13

Items Measured at Fair Value on a Non-recurring Basis

In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. As further described in Note 3, "Business Acquisitions", the Company utilized a third party to assist in the fair value determination of the purchase price allocation for the AllGo Acquisition. Management’s allocation of fair values to asset and liabilities was completed through a combination of cost, market and income approaches. These fair value measurements are classified within Level 3 of the fair value hierarchy. As further described in Note 4, "Divestitures", the fair value of the assets subject to the France Transaction was less than carrying value and therefore, the long-lived assets were reduced to zero and impairment charges of $13 million were recorded in the year ended December 31, 2017. Additionally, the fair value of assets and liabilities subject to the Interiors Divestiture was less than the carrying value. As a result, the long-lived assets were reduced to zero and impairment loss of $1 million and $4 million was recorded in the years ended December 31, 2016 and 2015, respectively. As the impairment was determined using other observable inputs, the fair value measurements are classified within Level 2 of the fair value hierarchy.

Fair Value of Debt

The fair value of debt, excluding amounts classified as held for sale, was approximately $401 million and $389 million as of December 31, 2017 and 2016, respectively. Fair value estimates were based on quoted market prices or current rates for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt is classified as Level 1 "Market Prices," and Level 2 "Other Observable Inputs" in the fair value hierarchy, respectively.

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

For a designated cash flow hedge, the effective portion of the change in the fair value of the derivative instrument is recorded in AOCI in the consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss included in AOCI is recorded in earnings and reflected in the consolidated statement of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. Any ineffective portion of a financial instrument's change in fair value is immediately recognized in operating results. For a designated net investment hedge, the effective portion of the change in the fair value of the derivative instrument is recorded as a cumulative translation adjustment in AOCI in the consolidated balance sheet. Derivatives not designated as a hedge are adjusted to fair value through operating results. Cash flows associated with designated hedges are reported in the same category as the underlying hedged item. Cash flows associated with derivatives are reported in Net cash provided from operating activities in the Company’s consolidated statements of cash flows except for cash flows associated with net investment hedges, which are reported in Net cash used by investing activities.

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
As of December 31, 2017 and 2016, the Company had derivative instruments that consisted primarily of option and forward contracts to hedge changes in foreign currency exchange rates with notional amounts of approximately $119 million and $169 million, respectively. Fair value estimates of these contracts are based on quoted market prices and other observable inputs. As of December 31, 2017 and December 31, 2016, respectively, approximately $101 million and $138 million of the instruments have been designated as cash flow hedges with the effective portion of the gain or loss reported in the "AOCI" component of Stockholders’ equity in the Company’s consolidated balance sheet. There was no ineffectiveness associated with such derivatives as of December 31, 2017 and 2016, and the fair value of these derivatives was a liability of $2 million and $6 million, respectively. The difference between the gross amounts recognized and the gross amounts subject to offsetting of these derivatives is not material. The estimated AOCI that is expected to be reclassified into earnings within the next 12 months is a loss of $1 million.

During 2015, the Company entered into cross currency swaps to mitigate the variability of the value of the Company's investment in certain non-U.S. entities. In April 2017, the Company terminated and settled the cross currency swaps and received $5 million of proceeds. There was no ineffectiveness associated with such derivatives at the time of the termination. The Company subsequently entered into new cross currency swap transactions with an aggregate notional amount of $150 million.

In connection with the third amendment to the Credit Agreement the Company terminated the cross currency swaps in November 2017 and subsequently entered into new cross currency swap transactions with an aggregate notional amount of $150 million. There was no ineffectiveness associated with such derivatives at the time of termination nor did the Company have an associated cash flow or income statement impact. The new transactions are designated as net investment hedges of certain of the Company's European affiliates. Accordingly, the effective portion of periodic changes in the fair value of the transactions is recognized in other comprehensive income, a component of shareholders' equity. There was no ineffectiveness associated with such derivatives as of December 31, 2017 and 2016, and the fair value of these derivatives was a liability of $23 million and an asset of $6 million, respectively.

Interest Rate Risk: The Company is subject to interest rate risk principally in relation to variable-rate debt. The Company uses derivative financial instruments to manage exposure to fluctuations in interest rates in connection with its risk management policies.

During 2015, the Company entered into interest rate swaps to manage interest rate risk associated with the Term Facility. In April 2017 the Company terminated the interest rate swaps and paid $1 million to settle the contracts. The Company subsequently entered into interest rate swap contracts with an aggregate notional value of $150 million to effectively convert designated interest payments related to the amended Term Facility from variable to fixed cash flows.

In November 2017, in connection with the third amendment to the Credit Agreement, the Company terminated the interest rate swaps and received $1 million upon settlement of the contracts. The Company subsequently entered into interest rate swap contracts with an aggregate notional value of $150 million to effectively convert designated interest payments related to amendment three of the Term Facility from variable to fixed cash flows. The maturities of these swaps do not exceed the underlying obligations under the amended Term Facility. The instruments have been designated as cash flow hedges and the effective portion of the changes in the fair value of the swap transactions is recognized in other comprehensive income, a component of shareholders' equity. Subsequently, the accumulated gains and losses recorded in equity are reclassified to income in the period during which the hedged cash transaction impacts earnings. The ineffective portion of changes in the fair value of the swap transactions, if any, is recognized directly in income. As of December 31, 2017 and 2016, the fair value was an asset of $1 million and a liability of $1 million, respectively, and there has been no ineffectiveness associated with these derivatives. AOCI expected to be reclassified into earnings within the next 12 months is a loss of $1 million.

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

Financial Statement Presentation

Gains and losses on derivative financial instruments for the year ended December 31, 2017 and 2016 are as follows:

	Amount of Gain (Loss)
	Recorded (Loss) Income in AOCI, net of tax		Reclassified from AOCI into (Income) Loss		Recorded in (Income) Loss
	2017	2016	2017	2016	2017	2016
	(Dollars in Millions)
Foreign currency risk – Cost of sales:
Cash flow hedges	$(2)	$(3)	$6	$(3)	$—	$—
Net investment hedges	(22)	5	—	—	—	—
Non-designated cash flow hedges	—	—	—	—	(2)	(2)
Interest rate risk - Interest expense, net:
Interest rate swap	1	(2)	1	2	—	—
Foreign currency risk - Other expense, net:
Non-designated cash flow hedges	—	—	—	—	—	2
	$(23)	$—	$7	$(1)	$(2)	$—

Concentrations of Credit Risk

Financial instruments including cash equivalents, derivative contracts, and accounts receivable, expose the Company to counter-party credit risk for non-performance. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantially investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counter-party and through monitoring counter-party credit risks. The Company’s concentration of credit risk related to derivative contracts as of December 31, 2017 and 2016 is not material.

Ford, Mazda and Renault/Nissan are the Company's largest ultimate customers and in 2017 accounted for sales of approximately 28%, 17% and 14%, respectively. In 2016 and 2015, Ford accounted for 30% and 34%, respectively, Mazda and Renault/Nissan accounted for 17% and 15% of sales for 2016 and 16% and 14% of sales for 2015, respectively. The Company's credit risk with any individual customer does not exceed ten percent of total accounts receivable except for Ford and its affiliates represent 14% and 16%, Renault/Nissan represent 10% and 10%, and Mazda represent less than 10% and 10% as of December 31, 2017 and 2016, respectively. Management periodically performs credit evaluations of its customers and generally does not require collateral.

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

The Company is currently involved in disputes with its former President and Chief Executive Officer, Timothy D. Leuliette.  On February 19, 2016, Mr. Leuliette filed an arbitration demand against the Company with the American Arbitration Association, alleging claims relating to the cessation of his employment. The arbitration concluded on August 11, 2017, and the arbitrator, on October 31, 2017, awarded certain accrued benefits but denied other claims.  The Company also filed a complaint against Mr. Leuliette in the U.S. District Court for the Eastern District of Michigan on March 31, 2016, asserting additional claims relating to the cessation of Mr. Leuliette’s employment.  On January 30, 2018, the federal court affirmed the arbitration ruling and entered judgment in the case and the Company is currently reviewing its options for additional judicial review.  The Company disputes the factual and legal assertions made by Mr. Leuliette, and, although there can be no assurances, the Company does not currently believe that the resolution of these disputes will have a material adverse impact on its results of operations or financial condition.

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

The Company's operations in Brazil and Argentina are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of December 31, 2017, the Company maintained accruals of approximately $16 million and $4 million for claims aggregating approximately $114 million and $4 million in Brazil and Argentina, respectively. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.

Product Warranty and Recall

Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality and legal functions and include due consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers. Specific cause actions represent customer actions related to defective supplier parts and related software. The following table provides a reconciliation of changes in the product warranty and recall claims liability:

	Year Ended December 31
	2017	2016
	(Dollars in Millions)
Beginning balance	$55	$38
Accruals for products shipped	20	17
Change in estimates	4	6
Specific cause actions	6	15
Recoverable warranty/recalls	3	2
Foreign currency translation	2	(2)
Settlements	(41)	(21)
Ending balance	$49	$55

Guarantees and Commitments

The Company provided a $15 million loan guarantee to YFVIC. The guarantee contains standard non-payment provisions to cover the borrowers in event of non-payment of principal, accrued interest, and other fees, and the loan is expected to be fully paid by September 2019.

As part of the agreements of the Climate Transaction and Interiors Divestiture, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of December 31, 2017, the Company has approximately $5 million and $3 million outstanding guarantees respectively, related to divested Climate and Interiors entities. These guarantees will generally cease upon expiration of current lease agreements.

Operating Leases

As of December 31, 2017, the Company had the following minimum rental commitments under non-cancelable operating leases: 2018 - $36 million; 2019 - $33 million; 2020 - $29 million; 2021 - $23 million; 2022 - $19 million; thereafter - $73 million. Rent expense was approximately $33 million, $35 million, and $45 million for the years ended December 31, 2017, 2016 and 2015, respectively.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of December 31, 2017 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

The Company’s current reportable segment is Electronics. The Company's Electronics segment provides vehicle cockpit electronics products to customers, including instrument clusters, information displays, infotainment systems, audio systems, telematics solutions and head-up displays. Prior to 2017, the Company also had Other operations consisting primarily of South Africa and South America climate operations substantially exited during the fourth quarter of 2016. During 2015, Other also included the Berlin, Germany operations previously associated with the Interiors business and sold during the fourth quarter of 2015. As the Company ceased Other operations in 2016, future impacts of the legacy operations will be included with the Company's continuing Electronics operations. Electronics accounted for approximately 98%, and 95% of the Company’s total product sales, excluding intra-product group eliminations, for the years ended December 31, 2016 and 2015, respectively.

Key financial measures reviewed by the Company’s chief operating decision maker are as follows.
Segment Sales

	Year Ended December 31
	2017	2016	2015
	(Dollars in Millions)
Electronics	$3,146	$3,107	$3,107
Other	—	54	153
Eliminations	—	—	(15)
Total consolidated sales	$3,146	$3,161	$3,245

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

Segment Adjusted EBITDA for the years ended December 31, 2017, 2016 and 2015 is summarized below.

	Year Ended December 31
	2017	2016	2015
	(Dollars in Millions)
Electronics	$370	$346	$294
Other	—	(9)	(12)
Adjusted EBITDA	$370	$337	$282

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2017, 2016 and 2015 is as follows:

	Year Ended December 31
	2017	2016	2015
	(Dollars in Millions)
Adjusted EBITDA	$370	$337	$282
Depreciation and amortization	87	84	85
Restructuring expense, net	14	49	36
Interest expense, net	16	12	14
Equity in net income of non-consolidated affiliates	(7)	(2)	(7)
Loss on debt extinguishment	—	—	5
Loss on divestiture	33	—	105
Gain on non-consolidated affiliate transactions	(4)	—	(62)
Other expense, net	2	24	25
Provision for income taxes	48	30	27
Net (income) loss from discontinued operations, net of tax	(17)	40	(2,286)
Net income attributable to non-controlling interests	16	16	44
Non-cash, stock-based compensation expense	12	8	8
Other	(6)	1	4
Net income attributable to Visteon Corporation	$176	$75	$2,284

Segment Total Assets

	Total Assets
	Year Ended December 31
	2017	2016
	(Dollars in Millions)
Electronics	$2,304	$2,370
Other	—	3
Total segment operating assets	$2,304	$2,373

Segment Expenditures

	Depreciation and Amortization			Capital Expenditures
	Year Ended December 31			Year Ended December 31
	2017	2016	2015	2017	2016	2015
	(Dollars in Millions)
Electronics	$87	$84	$83	$99	$74	$102
Other	—	—	2	—	—	4
Total segment	$87	$84	$85	$99	$74	$106

Financial Information by Geographic Region

	Sales (a)			Property and Equipment, net
	Year Ended December 31
	2017	2016	2015	2017	2016
	(Dollars in Millions)
United States	$776	$822	$844	$11	$12
Mexico	70	72	73	54	50
North America	846	894	917	65	62
Portugal	508	443	419	75	62
Slovakia	294	288	262	36	29
Germany	—	—	86	4	2
Tunisia	109	151	185	10	12
France	84	113	144	7	21
Other Europe	20	49	98	10	6
Intra-region eliminations	(11)	(31)	(71)	—	—
Europe	1,004	1,013	1,123	142	132
China	751	711	688	86	75
Japan	495	516	498	21	16
India	92	66	73	29	26
Thailand	81	82	86	10	10
Korea	12	18	20	—	1
Intra-region eliminations	(151)	(163)	(171)	—	—
Asia	1,280	1,230	1,194	146	128
South America	68	91	124	24	23
Inter-region eliminations	(52)	(67)	(113)	—	—
	$3,146	$3,161	$3,245	$377	$345
(a) Company sales based on geographic region where sale originates and not where customer is located.

NOTE 23. Summary Quarterly Financial Data (Unaudited)

The following table presents summary quarterly financial data:

	2017				2016
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Millions, Except Per Share Amounts)
Sales	$810	$774	$765	$797	$802	$773	$770	$816
Gross margin	131	112	116	140	121	109	105	129
Income from continuing operations before income taxes	75	58	55	35	49	48	30	34
Net income from continuing operations	59	48	47	21	36	39	25	31
Net income	67	48	47	30	23	30	32	6
Net income attributable to Visteon Corporation	$63	$45	$43	$25	$19	$26	$28	$2
Per Share Data:
Basic earnings per share attributable to Visteon Corporation	$1.94	$1.43	$1.38	$0.81	$0.50	$0.77	$0.83	$0.06
Diluted earnings per share attributable to Visteon Corporation	$1.91	$1.41	$1.35	$0.79	$0.49	$0.76	$0.81	$0.06

On December 1, 2017, the Company completed an asset sale related to an Electronics facility in France to a third party (the "France Transaction"). In connection with the France Transaction, the Company recorded pre-tax losses of approximately $33 million including a cash contribution of $13 million, long-lived asset impairment charges $13 million and other working capital and transaction related impacts of $7 million.

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

At December 31, 2017, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2017.

Internal Control over Financial Reporting

Management’s report on internal control over financial reporting is presented in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K along with the attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the effectiveness of internal control over financial reporting as at December 31, 2017. There were no changes in the Company's internal control over financial reporting during the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Part III

Item 10.	Directors, Executive Officers and Corporate Governance

Except as set forth herein, the information required by Item 10 regarding its directors is incorporated by reference from the information under the captions “Item 1. Election of Directors,” “Corporate Governance - Board Committees,” "2018 Stockholder Proposals and Nominations" and “Section 16(a) Beneficial Ownership Reporting Compliance” in its 2017 Proxy Statement. The information required by Item 10 regarding its executive officers appears as Item 4A under Part I of this Report.

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

The information required by Item 11 is incorporated by reference from the information under the captions “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” in its 2018 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Except as set forth herein, the information required by Item 12 is incorporated by reference from the information under the caption “Stock Ownership” in its 2018 Proxy Statement.

The following table summarizes information as of December 31, 2017 relating to its equity compensation plans pursuant to which grants of stock options, stock appreciation rights, stock rights, restricted stock, restricted stock units and other rights to acquire shares of its common stock may be made from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders	939,522	$81.13	1,541,975
Equity compensation plans not approved by security holders	—	$—	—
Total	939,522	$81.13	1,541,975

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

The information required by Item 13 is incorporated by reference from the information under the captions “Corporate Governance - Director Independence” and “Transactions with Related Persons” in its 2018 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 is incorporated by reference from the information under the captions “Audit Fees” and “Audit Committee Pre-Approval Process and Policies” in its 2018 Proxy Statement.

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

3. Exhibits

The exhibits listed on the "Exhibit Index" on page 106 hereof are filed with this report or incorporated by reference as set forth therein.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	(Benefits)/ Charges to Income	Deductions(a)	Other( b)	Balance at End of Period
	(Dollars in Millions)
Year Ended December 31, 2017:
Allowance for doubtful accounts	$10	$3	$(5)	$—	$8
Valuation allowance for deferred taxes	1,532	(270)	—	(20)	1,242
Year Ended December 31, 2016:
Allowance for doubtful accounts	$14	$2	$(6)	$—	$10
Valuation allowance for deferred taxes	1,498	25	—	9	1,532
Year Ended December 31, 2015:
Allowance for doubtful accounts	$15	$4	$(3)	$(2)	$14
Valuation allowance for deferred taxes	1,687	(53)	—	(136)	1,498
____________

(a)	Deductions represent uncollectible accounts charged off.

(b)	Doubtful accounts - represents discontinued operations activity and divestitures.

(c)
Deferred taxes valuation allowance - represents adjustments recorded through other comprehensive income, exchange, expiration of tax attribute carryforwards, valuation allowance charges allocated to discontinued operations, and various tax return true-up adjustments, all of which impact deferred taxes and the related valuation allowances. In 2017, the $20 million overall decrease in the valuation allowance for deferred taxes is comprised of $38 million related to adjusting outside basis differences associated with the Company’s investment in a U.S. partnership and $26 million for various tax return true-up adjustments and other items, including adjustments recorded through other comprehensive income .  These decreases were partially offset by $44 million related to exchange.  In 2016, the $9 million overall increase in the valuation allowance for deferred taxes is comprised of $10 million related to other comprehensive income and $23 million for various tax return true-up adjustments and other items.  These increases were partially offset by $13 million related to exchange and $11 million related to valuation allowance benefits allocated to discontinued operations.  In 2015, the $136 million overall  reduction in the valuation allowance for deferred taxes is comprised of $72 million related to valuation allowance benefits allocated to discontinued operations, $46 million related to exchange, and $31 million related to other comprehensive income. These decreases were partially offset by $13 million increases in the valuation allowance for various tax return true-up adjustments and other items.

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

10.1
Amended and Restated Employment Agreement, dated February 12, 2018, between Visteon Corporation and Sachin Lawande (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on February 14, 2018).*

10.2
Purchase Agreement, dated as of January 12, 2014, by and between Johnson Controls, Inc. and Visteon Corporation (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on January 15, 2014).

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

10.3.2
Amendment No. 2 to Credit Agreement, dated as of March 24, 2017, by and among Visteon Corporation, the guarantors party thereto, each lender party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on March 27, 2017).

10.3.3
Amendment No. 3 to Credit Agreement, dated as of November 14, 2017, by and among Visteon Corporation, the guarantors party thereto, each lender party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on November 17, 2017).

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

10.4.2
Form of Performance Stock Unit Grant Agreement (2015) under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.4.4 to the Annual Report on Form 10-K of Visteon Corporation filed on February 25, 2016).*

Exhibit No.	Description
10.4.3
Form of Restricted Stock Unit Grant Agreement (2015) under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.4.5 to the Annual Report on Form 10-K of Visteon Corporation filed on February 25, 2016).*

10.4.4
Form of Performance Stock Unit Grant Agreement (2017) under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on April 27, 2017 (File No. 001-15827)).

10.4.5
Restricted Stock Unit Grant Agreement for Sachin Lawande under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.4.6 to the Annual Report on Form 10-K of Visteon Corporation filed on February 25, 2016).*

10.4.6
Restricted Stock Unit Grant Agreement for Sachin Lawande under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.4.7 to the Annual Report on Form 10-K of Visteon Corporation filed on February 25, 2016).*

10.4.7
Performance Stock Unit Grant Agreement for Sachin Lawande under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.4.8 to the Annual Report on Form 10-K of Visteon Corporation filed on February 25, 2016).*

10.4.8
Restricted Stock Unit Grant Agreement for Timothy D. Leuliette under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Visteon Corporation filed on October 2, 2012).*

10.4.9
Performance Stock Unit Grant Agreement for Timothy D. Leuliette under the Visteon Corporation 2010 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Visteon Corporation filed on October 2, 2012).*

10.4.10
Restricted Stock Unit Grant Agreement between Visteon Corporation and Francis M. Scricco, Chairman (incorporated by reference to Exhibit 10.4.13 to the Annual Report on Form 10-K of Visteon Corporation filed on February 25, 2016).*

10.5
Visteon Corporation Amended and Restated Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of Visteon Corporation filed on October 22, 2010 (File No. 333-107104)).*

10.6
Visteon Corporation 2010 Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on November 3, 2011 (File No. 001-15827)).*

10.6.1
Amendment, dated as of September 13, 2012, to the Visteon Corporation 2010 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on September 18, 2012).*

10.6.2
Amendment, dated as of February 3, 2017, to the Visteon Corporation 2010 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on April 27, 2017 (File No. 001-15827)).

10.7	Visteon Corporation 2011 Savings Parity Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on November 3, 2011 (File No. 001-15827)).*
10.7.1
Amendment, dated as of September 13, 2012, to the Visteon Corporation 2011 Savings Parity Plan, as amended through September 13, 2012 (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on September 18, 2012).*

10.8
2010 Visteon Executive Severance Plan, as amended and restated as of June 7, 2017 (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on July 27, 2017).*

10.9	Visteon Corporation Non-Employee Director Stock Unit Plan (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A of Visteon Corporation filed on April 30, 2013).*
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

Exhibit No.	Description
10.12
Form of Change in Control Agreement between Visteon Corporation and executive officers of Visteon Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*

10.12.1
Schedule identifying substantially identical agreements to Officer Change in Control Agreement constituting Exhibit 10.12 hereto entered into by Visteon Corporation with Messrs. Garcia, Bilolikar, Cole, Pynnonen, Robertson, Schupfner and Vallance.*

10.13
Master Confirmation, dated as of February 27, 2017, between Visteon Corporation and UBS AG, London Branch (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on February 27, 2017).

10.13.1
Supplemental Confirmation, dated February 27, 2017, between Visteon Corporation and UBS AG, London Branch (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on February 27, 2017).

12.1	Statement re: Computation of Ratios.
14.1	Visteon Corporation - Ethics and Integrity Policy (code of business conduct and ethics) as of April 2017.
21.1	Subsidiaries of Visteon Corporation.
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
24.1	Powers of Attorney relating to execution of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated February 22, 2018.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated February 22, 2018.
32.1	Section 1350 Certification of Chief Executive Officer dated February 22, 2018.
32.2	Section 1350 Certification of Chief Financial Officer dated February 22, 2018.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
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

Date: February 22, 2018

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