Form 10-Q
period 2018-03-31
VISTEON CORP
filed 2018-04-26
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of April 19, 2018, the registrant had outstanding 29,545,165 shares of common stock.
Exhibit index located on page number 42.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.	Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31
	2018	2017
Sales	$814	$810
Cost of sales	(685)	(681)
Gross margin	129	129
Selling, general and administrative expenses	(44)	(52)
Restructuring expense	(5)	(1)
Interest expense	(4)	(6)
Interest income	2	1
Equity in net income of non-consolidated affiliates	3	2
Other income, net	7	2
Income before income taxes	88	75
Provision for income taxes	(21)	(16)
Net income from continuing operations	67	59
Income from discontinued operations, net of tax	2	8
Net income	69	67
Net income attributable to non-controlling interests	(4)	(4)
Net income attributable to Visteon Corporation	$65	$63
Basic earnings per share:
Continuing operations	$2.07	$1.69
Discontinued operations	0.07	0.25
Basic earnings per share attributable to Visteon Corporation	$2.14	$1.94
Diluted earnings per share:
Continuing operations	$2.05	$1.67
Discontinued operations	0.06	0.24
Diluted earnings per share attributable to Visteon Corporation	$2.11	$1.91
Comprehensive income:
Comprehensive income	$92	$90
Comprehensive income attributable to Visteon Corporation	$82	$85

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	March 31	December 31
	2018	2017
ASSETS
Cash and equivalents	$523	$706
Restricted cash	3	3
Accounts receivable, net	498	530
Inventories, net	199	189
Other current assets	194	175
Total current assets	1,417	1,603
Property and equipment, net	389	377
Intangible assets, net	133	132
Investments in non-consolidated affiliates	45	41
Other non-current assets	161	151
Total assets	$2,145	$2,304
LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$35	$46
Accounts payable	493	470
Accrued employee liabilities	80	105
Other current liabilities	179	180
Total current liabilities	787	801
Long-term debt	347	347
Employee benefits	275	277
Deferred tax liabilities	22	23
Other non-current liabilities	99	95
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of March 31, 2018 and December 31, 2017)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 30 and 31 million shares outstanding as of March 31, 2018 and December 31, 2017, respectively)	1	1
Additional paid-in capital	1,291	1,339
Retained earnings	1,510	1,445
Accumulated other comprehensive loss	(157)	(174)
Treasury stock	(2,139)	(1,974)
Total Visteon Corporation stockholders’ equity	506	637
Non-controlling interests	109	124
Total equity	615	761
Total liabilities and equity	$2,145	$2,304

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS1
(Dollars in Millions)
(Unaudited)

	Three Months Ended March 31
	2018	2017
Operating Activities
Net income	$69	$67
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	22	19
Equity in net income of non-consolidated affiliates, net of dividends remitted	(3)	(2)
Non-cash stock-based compensation	(6)	2
Gain on India operations repurchase	—	(7)
(Gains) losses on divestitures and impairments	(3)	1
Other non-cash items	—	3
Changes in assets and liabilities:
Accounts receivable	48	(39)
Inventories	(6)	(8)
Accounts payable	30	18
Other assets and other liabilities	(70)	(65)
Net cash provided from (used by) operating activities	81	(11)
Investing Activities
Capital expenditures, including intangibles	(44)	(32)
India operations repurchase	—	(47)
Proceeds from asset sales and business divestitures	—	10
Loan repayments from non-consolidated affiliates	2	—
Other	1	—
Net cash used by investing activities	(41)	(69)
Financing Activities
Short-term debt, net	(12)	15
Principal payments on debt	—	(2)
Distribution payments	(14)	(1)
Repurchase of common stock	(200)	(125)
Dividends paid to non-controlling interests	(1)	—
Other	(3)	(3)
Net cash used by financing activities	(230)	(116)
Effect of exchange rate changes on cash	7	6
Net decrease in cash	(183)	(190)
Cash, cash equivalents, and restricted cash at beginning of the period	709	882
Cash, cash equivalents, and restricted cash at end of the period	$526	$692
1 The Company has combined cash flows from discontinued and continuing operations with the operating, investing and financing categories.

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
Visteon provides value for its customers and stockholders through its technology-focused vehicle cockpit electronics business, by delivering a rich, connected cockpit experience for every car from luxury to entry. The Company's cockpit electronics business is one of the broadest portfolios in the industry and includes instrument clusters, information displays, infotainment systems, audio systems, head-up displays, SmartCore™ cockpit domain controllers, vehicle connectivity, and the DriveCore™ autonomous driving platform. Visteon also supplies embedded multimedia and smartphone connectivity software solutions to the global automotive industry. The Company's vehicle cockpit electronics business is comprised of and reported under the Electronics segment.
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
Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $2 million related to the Letter of Credit Facility, and $1 million related to cash collateral for other corporate purposes as of March 31, 2018.
Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation.
Other Income, Net:

	Three Months Ended March 31
	2018	2017
	(Dollars in Millions)
Transformation initiatives	$4	$—
Pension financing benefits, net	3	3
Loss on non-consolidated affiliate transactions, net	—	(1)
	$7	$2
Transformation initiatives include information technology separation costs, integration of acquired business, and financial and advisory services incurred in connection with the Company's transformation into a pure play cockpit electronics business. During the three months ended March 31, 2018, the Company recognized a $4 million benefit on settlement of litigation matters with the Company’s former President and Chief Executive Officer (“former CEO”) as further described in Note 16, Commitments and Contingencies.
Pension financing benefits, net include return on assets net of interest costs and other amortization.
Recently Adopted Accounting Pronouncements:
Effective January 1, 2018 the Company adopted Accounting Standards Update Topic (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606),” using the modified retrospective method. Under the modified retrospective method, the impact of applying the standard is recognized as a cumulative effect on retained earnings. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Certain of the Company’s nonpublic unconsolidated joint ventures have not yet adopted Topic 606 and therefore the Company’s share of earnings as report in equity in net income of non-consolidated affiliates continues to be reported under historical revenue accounting standards. The Company does not expect the adoption of Topic 606 by its nonpublic unconsolidated joint ventures on January 1, 2019 to have a material impact on its results of operations or financial position. For additional information, refer to Note 17 "Revenue Recognition" to the Company's consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments." The ASU addresses eight specific cash flow issues with the objective of reducing the diversity in practice in how certain transactions were classified in the statement of cash flows. The ASU is applied using a retrospective transition method to each period presented. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted the guidance on a retrospective basis during the three months ending March 31, 2018 and accordingly, previously issued operating cash flows decreased by $1 million and cash flows from financing activities increased by $1 million for the three months ending March 31, 2017.
In November 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory”, which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company's adoption of this standard on January 1, 2018 did not have a material impact on its consolidated financial statements.
In November 2016, the FASB issued an accounting standards update ASU 2016-18, "Restricted Cash," requiring that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The change is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Retrospective application is required. The Company adopted the guidance on a retrospective basis during the three months ending March 31, 2018 and accordingly, included restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows.
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the presentation of net periodic pension cost and net periodic postretirement benefit cost." The ASU requires entities to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Entities will present the other components separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, and disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The standard will be applied retrospectively for the presentation of the service cost component and the components of pension financing costs in the income statement, and prospectively for the guidance limiting the capitalization of net periodic benefit cost in assets to the service cost. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company previously recorded service cost with other compensation costs (benefits) in cost of sales and selling, general and administrative expenses. Adoption of the standard results in the reclassification of other compensation costs (benefits) in other income, net. The Company's retrospective adoption of this standard on January 1, 2018 resulted in a $2 million increase to cost of sales, and a $1 million increase to selling, general and administrative expenses, with a corresponding $3 million increase in other income, net, with no impact to net income for the three month period ending March 31, 2017.
In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." The ASU amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance will allow companies to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. The new guidance will be applied prospectively to awards changed on or after the adoption date. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company's adoption of this standard on January 1, 2018 did not have a material impact on its consolidated financial statements.
Effective January 1, 2018 the Company has elected to early adopt ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities" which was created to better align accounting rules with a company’s risk management activities to better reflect the economic results of hedging in the financial statements; and simplify hedge accounting treatment. The modified retrospective adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For additional information, refer to Note 15 "Fair Value Measurements and Financial Instruments" to the Company's consolidated financial statements.
Accounting Pronouncements Not Yet Adopted:
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The amendments in Topic 842 supersede current lease requirements in Topic 840 which require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this standard on the financial statements and disclosures, internal controls and accounting policies. This evaluation process includes reviewing all forms of leases, performing a completeness assessment over the lease population and analyzing the practical expedients in order to determine the best path of implementing changes to existing processes and controls along with necessary system implementations. While the Company's evaluation is ongoing, the impact on existing processes, controls, information systems and the consolidated financial statements is expected to be material.
NOTE 3. Discontinued Operations
The Company completed the sale of the majority of its global Climate business (the "Climate Transaction") during 2015 and completed the divestiture of its global Interiors business in 2016 (the "Interiors Divestiture"). These transactions met the conditions required to qualify for discontinued operations reporting and accordingly the settlement of retained contingencies have been classified in income from discontinued operations, net of tax, in the consolidated statements of comprehensive income for the three months ended March 31, 2018 and 2017.
Discontinued operations are summarized as follows:

	Three Months Ended March 31
	2018	2017
	(Dollars in Millions)
Restructuring expense	$(1)	$—
Gain on Climate Transaction	3	7
Income tax benefit	—	1
Income from discontinued operations, net of tax	$2	$8
During the three months ended March 31, 2018, the Company recognized a $3 million benefit on settlement of litigation matters with its former CEO as further described in Note 16, "Commitments and Contingencies."
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
NOTE 4. Non-Consolidated Affiliates
Non-Consolidated Affiliate Transactions
During the first quarter of 2017, the Company completed the sale of its 50% interest in an equity method investment for proceeds of $7 million, consistent with its carrying value.
In March 2017, the Company sold a cost method investment for proceeds of approximately $3 million and recorded a pretax loss of $1 million during the three months ended March 31, 2017, classified as "other income, net".

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
Visteon and Yangfeng Automotive Trim Systems Co. Ltd. ("YF") each own 50% of a joint venture under the name of Yanfeng Visteon Investment Co., Ltd. ("YFVIC"). In October 2014, YFVIC completed the purchase of YF’s 49% direct ownership in Yanfeng Visteon Automotive Electronics Co., Ltd ("YFVE") a consolidated joint venture of the Company. The purchase by YFVIC was financed through a shareholder loan from YF and external borrowings which were guaranteed by Visteon, of which $12 million is outstanding as of March 31, 2018. The guarantee contains standard non-payment provisions to cover the borrowers in event of non-payment of principal, accrued interest, and other fees, and the loan is expected to be fully paid by September 2019.
The Company determined that YFVIC is a VIE. The Company holds a variable interest in YFVIC primarily related to its ownership interests and subordinated financial support. The Company and YF each own 50% of YFVIC and neither entity has the power to control the operations of YFVIC; therefore, the Company is not the primary beneficiary of YFVIC and does not consolidate the joint venture.
A summary of the Company's investments in YFVIC is provided below.

	March 31	December 31
	2018	2017
	(Dollars in Millions)
Payables due to YFVIC	$8	$12
Exposure to loss in YFVIC:
Investment in YFVIC	$32	$28
Receivables due from YFVIC	26	35
Subordinated loan receivable from YFVIC	21	22
Loan guarantee of YFVIC debt	12	15
Maximum exposure to loss in YFVIC	$91	$100
NOTE 5. Restructuring Activities
Given the economically-sensitive and highly competitive nature of the automotive electronics industry, the Company continues to closely monitor current market factors and industry trends, taking action as necessary which may include restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows. During the three months ended March 31, 2018 and 2017, the Company recorded $6 million and $1 million of restructuring expenses including discontinued operations, net of reversals, respectively.
Electronics
During the fourth quarter of 2016, the Company approved a restructuring program impacting engineering and administrative functions, associated with approximately 250 employees to further align the Company's engineering and related administrative footprint with its core product technologies and customers. During the three months ended March 31, 2018, the Company recorded approximately $5 million of restructuring expenses under this program, and $11 million remains accrued for the program as of March 31, 2018. Through March 31, 2018, the Company has recorded approximately $45 million of restructuring expenses since inception of this program.
Discontinued Operations
During the first quarter of 2018, the Company recorded $1 million associated with a former European Interiors facility related to settlement of employee severance litigation.

As of March 31, 2018, the Company retained approximately $7 million of restructuring reserves as part of the Interiors Divestiture associated with previously announced programs for the fundamental reorganization of operations at facilities in Brazil and France.
Restructuring Reserves
Restructuring reserve balances of $18 million and $24 million as of March 31, 2018 and December 31, 2017, respectively, are classified as "Other current liabilities" on the consolidated balance sheets. The Company anticipates that the activities associated with the current restructuring reserve balance will be substantially complete within one year. The Company’s consolidated restructuring reserves and related activity are summarized below, including amounts associated with discontinued operations.

	Electronics	Other and Discontinued Operations	Total
	(Dollars in Millions)
December 31, 2017	$18	$6	$24
Expense	5	1	6
Utilization	(12)	—	(12)
March 31, 2018	$11	$7	$18
NOTE 6. Inventories
Inventories consist of the following components:

	March 31	December 31
	2018	2017
	(Dollars in Millions)
Raw materials	$141	$109
Work-in-process	25	49
Finished products	33	31
	$199	$189

NOTE 7. Other Assets
Other current assets are comprised of the following components:

	March 31	December 31
	2018	2017
	(Dollars in Millions)
Recoverable taxes	$52	$56
Prepaid assets and deposits	48	36
Joint venture receivables	31	43
Notes receivable	30	23
Contractually reimbursable engineering costs	26	14
Foreign currency hedges	4	1
Other	3	2
	$194	$175
The Company receives bank notes from certain of its customers in China to settle trade accounts receivable. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash. The Company has entered into arrangements with financial institutions to sell certain bank notes, generally maturing within nine months. Notes are sold with recourse, but qualify as a sale as all rights to the notes have passed to the financial institution. The Company sold $10 million during the three months ended March 31, 2018 to financial institutions, $4 million of which remains outstanding and will mature no later than the third quarter of 2018. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature.
Other non-current assets are comprised of the following components:

	March 31	December 31
	2018	2017
	(Dollars in Millions)
Deferred tax assets	$47	$46
Recoverable taxes	36	35
Contractually reimbursable engineering costs	34	24
Joint venture receivables	24	26
Long term notes receivable	10	10
Other	10	10
	$161	$151
In conjunction with the Interiors Divestiture, the Company entered into a three year term loan with the buyer for $10 million, which matures on December 1, 2019.
Current and non-current contractually reimbursable engineering costs of $26 million and $34 million, respectively, as of March 31, 2018, and $14 million and $24 million, respectively, as of December 31, 2017, are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of approximately $21 million during the remainder of 2018, $31 million in 2019, $2 million in 2020, $2 million in 2021 and $4 million in 2022 and beyond.

NOTE 8. Intangible Assets, net
Intangible assets, net as of March 31, 2018 and December 31, 2017, are comprised of the following:

		March 31, 2018			December 31, 2017
	Estimated Weighted Average Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(Dollars in Millions)
Definite-Lived:
Developed technology	8	$41	$29	$12	$40	$27	$13
Customer related	10	91	39	52	88	35	53
Capitalized software development	4	10	1	9	8	1	7
Other	23	13	1	12	13	1	12
Subtotal		155	70	85	149	64	85
Indefinite-Lived:
Goodwill		48	—	48	47	—	47
Total		$203	$70	$133	$196	$64	$132
The Company recorded approximately $4 million and $3 million of amortization expense related to definite-lived intangible assets for the three months ended March 31, 2018 and 2017, respectively. The Company currently estimates annual amortization expense to be $16 million for both 2018 and 2019, $13 million for 2020, and $10 million for years 2021 and 2022. Indefinite-lived intangible assets are not amortized but are tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired. There were no indicators of impairment during the three months ended March 31, 2018.
During the year ended December 31, 2017, the Company contributed $2 million to American Center for Mobility, a non-profit corporation who is building a state of the art research and development facility. The contribution provides the Company certain rights regarding access to the facility for three years. The Company will use the facility for autonomous driving research and development activities for multiple products and therefore capitalized the contribution as an intangible asset. The Company expects to make a second contribution of $2 million during the second quarter of 2018, when the facility is substantially complete. The asset is being amortized on a straight-line basis over a 36 month period beginning in January 2018.
A roll-forward of the carrying amounts of intangible assets is presented below:

	Definite-lived intangibles
	Developed Technology	Customer Related	Capitalized Software Development	Other	Goodwill	Total
	(Dollars in Millions)
December 31, 2017	$13	$53	$7	$12	$47	$132
Additions	—	—	2	—	—	2
Foreign currency	—	2	—	—	1	3
Amortization	(1)	(3)	—	—	—	(4)
March 31, 2018	$12	$52	$9	$12	$48	$133

NOTE 9. Other Liabilities
Other current liabilities are summarized as follows:

	March 31	December 31
	2018	2017
	(Dollars in Millions)
Product warranty and recall accruals	$35	$33
Dividends payable to non-controlling interest	27	3
Income taxes payable	23	12
Restructuring reserves	18	24
Rent and royalties	18	24
Deferred income	16	18
Joint venture payables	9	12
Non-income taxes payable	6	10
Foreign currency hedges	—	1
Distribution payable	—	14
Other	27	29
	$179	$180
In the fourth quarter of 2015 the Company declared a special distribution of $1.75 billion to common shareholders of the Company. On January 22, 2016 the Company paid $1.74 billion of the distribution, the remaining $14 million was paid upon settlement of restricted stock units and performance-based share units previously granted to the Company's employees. The special cash distribution was funded from the Climate Transaction proceeds.
Other non-current liabilities are summarized as follows:

	March 31	December 31
	2018	2017
	(Dollars in Millions)
Foreign currency hedges	$30	$23
Product warranty and recall accruals	17	16
Deferred income	15	16
Income tax reserves	12	12
Non-income tax reserves	6	7
Other	19	21
	$99	$95
NOTE 10. Debt
The Company’s short and long-term debt consists of the following:

	March 31	December 31
	2018	2017
	(Dollars in Millions)
Short-Term Debt:
Current portion of long-term debt	$—	$2
Short-term borrowings	35	44
	$35	$46
Long-Term Debt:
Term debt facility	$347	$347

Short-Term Debt
Short-term borrowings are primarily related to the Company's non-U.S. affiliates and joint ventures and are payable in U.S. Dollar, Chinese Renminbi and India Rupee. Available borrowings on outstanding affiliate credit facilities as of March 31, 2018, are approximately $22 million and certain of these facilities have pledged assets as security.
Long-Term Debt
As of March 31, 2018, the Company has a credit agreement (the “Credit Agreement”), which includes a $350 million Term Facility maturing March 24, 2024 and a Revolving Credit Facility with capacity of $300 million maturing March 24, 2022. Borrowings under the Term Facility accrue interest at LIBOR plus 2.00%. Loans drawn under the Revolving Credit Facility have an interest rate equal to LIBOR plus a margin ranging from 2.00% to 2.75% as specified by a ratings grid contained in the Credit Agreement. As of March 31, 2018, borrowings under the Revolving Credit Facility would accrue interest at LIBOR plus 1.75%.
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
The Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, and contains customary events of default. The Revolving Credit Facility also requires that the Company maintain a total net leverage ratio no greater than 3.00:1.00.  During any period when the Company’s corporate and family ratings meet investment grade ratings, certain of the negative covenants shall be suspended. As of March 31, 2018, the Company was in compliance with all its debt covenants.
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
As of March 31, 2018, the Term Facility remains at $350 million of aggregate principal and there were no outstanding borrowings under the Revolving Credit Facility.
Other
The Company has a $5 million letter of credit facility, whereby the Company is required to maintain a collateral account equal to 103% of the aggregate stated amount of issued letters of credit (or 110% for non-U.S. currencies) and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of March 31, 2018. Additionally, the Company had $18 million of locally issued letters of credit with less than $1 million of collateral as of March 31, 2018, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 11. Employee Benefit Plans
Defined Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended March 31, 2018 and 2017 were as follows:

	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
	(Dollars in Millions)
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$—	$—
Pension financing benefit (cost):
Interest cost	(7)	(7)	(2)	(2)
Expected return on plan assets	10	10	2	2
Amortization of losses and other	—	—	—	—
Restructuring related pension cost:
Special termination benefits	(1)	—	—	—
Net pension income (expense)	$2	$3	$—	$—
The Company previously recorded service cost with other components of net pension income (expense) in cost of sales and selling, general and administrative expenses. Adoption of the ASU 2017-07, “Compensation - Retirement Benefits (Topic 715)", resulted in the reclassification of pension financing benefit (cost) into other income, net.
During the three months ended March 31, 2018, cash contributions to the Company's defined benefit plans were less than $1 million for the U.S. plans and $1 million for the non-U.S. plans. The Company estimates that cash contributions to its defined benefit pension plans will be $7 million in 2018.
NOTE 12. Income Taxes
During the three month periods ended March 31, 2018, the Company recorded a provision for income tax on continuing operations of $21 million, which reflects income tax expense in countries where the Company is profitable; accrued withholding taxes; ongoing assessments related to the recognition and measurement of uncertain tax benefits; the inability to record a tax benefit for pretax losses and/or recognize expense for pretax income in certain jurisdictions (including the U.S.) due to valuation allowances; and other non-recurring tax items. Pretax losses from continuing operations in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $3 million for both three month periods ended March 31, 2018 and 2017, resulting in an increase in the Company's effective tax rate in those years.
The reduction of the U.S. federal statutory income tax rate from 35% to 21% under the Tax Cuts and Jobs Act (the “Act”) enacted in December 2017, did not have a significant impact to income tax expense in the quarter due to the U.S. valuation allowance. The Company’s income tax expense reflects the estimated impacts of other provisions of the Act including the global minimum income tax and base erosion tax provisions related to offshore activities and affiliated party payments neither of which had a significant impact to income tax expense in the quarter.
The Company provides for U.S. and non-U.S. income taxes and non-U.S. withholding taxes on the projected future repatriations of the earnings from its non-U.S. operations that are not considered permanently reinvested at each tier of the legal entity structure. During the three month periods ended March 31, 2018 and 2017, the Company recognized expense primarily related to non-U.S. withholding taxes, including exchange impacts, of $3 million and $2 million, respectively, reflecting the Company's forecasts which contemplate numerous financial and operational considerations that impact future repatriations.
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
The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses, in particular, when there is a cumulative loss incurred over a three-year period. In regards to the full valuation allowance recorded against the U.S. net deferred tax assets, the cumulative U.S. pretax book loss adjusted for significant permanent items incurred over the three-year period ended December 31, 2017 limits the ability to consider other subjective evidence such as the Company’s plans to improve U.S. profits, and as such, the Company continues to maintain a full valuation allowance against the U.S. net deferred tax assets. Based on the Company’s current assessment, it is possible that within the next 9 to 18 months, the existing valuation allowance against the U.S. net deferred tax assets could be partially released. Any such release is dependent upon the sustained improvement in U.S. operating results, and, if such a release of the valuation allowance were to occur, it could have a significant impact on net income in the quarter in which it is deemed appropriate to partially release the reserve.
Due to the timing of the Act and the substantial changes it brings, the SEC issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides registrants a measurement period to report the impact of the new U.S. tax law. During the measurement period, provisional amounts for the effects of the law are recorded to the extent a reasonable estimate can be made. To the extent that all information necessary is not available, prepared or analyzed, companies may recognize provisional estimated amounts for a period of up to one year following enactment of the Act.
For year-end 2017, the Company recorded provisional amounts for impacts of the Act in accordance with the guidance as of the date of the year-end filing, including the one-time transition tax on the mandatory deemed repatriation of foreign earnings, gross foreign tax credit carryforwards, the remeasurement of deferred taxes, and related valuation allowances. The Company will continue to refine provisional amounts surrounding the remeasurement of deferred taxes and information related to unremitted earnings from foreign affiliates to more precisely analyze and compute the remeasurement of deferred taxes and the impact of the transition tax under the Act, as well as other provisions of the Act, such as the global minimum income tax and base erosion tax provisions related to offshore activities and affiliated party payments, as more information and further guidance become available.
Unrecognized Tax Benefits
Gross unrecognized tax benefits as of March 31, 2018 and December 31, 2017, including amounts attributable to discontinued operations, were $18 million in both years. Of these amounts approximately $11 million and $9 million as of March 31, 2018 and December 31, 2017, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. If the uncertainty is resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at March 31, 2018 and December 31, 2017 was $3 million in both years.
With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2014, or state, local or non-U.S. income tax examinations for years before 2003, although U.S. net operating losses carried forward into open tax years technically remain open to adjustment. During the first quarter of 2018, the IRS informed the Company that the 2016 tax year would be added to the ongoing examination of the Company’s U.S. tax returns for 2014 and 2015. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in Europe, Asia and Mexico could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) in the amount of $12 million is included in Other non-current liabilities on the consolidated balance sheet, while the current portion in the amount of $2 million, is included in Other current liabilities on the consolidated balance sheet.
During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) related to the sale of its chassis business to a third party, which required a deposit in the amount of $15 million during 2013 necessary to open a judicial proceeding against the government in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities after attempts to reopen an appeal of the administrative decision failed. Adjusted for currency impacts and accrued interest, the deposit amount is approximately $16 million, as of March 31, 2018. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments, as well as income tax refund claims associated with other jurisdictions, total $19 million as of March 31, 2018, and are included in "Other non-current assets" on the consolidated balance sheet.
NOTE 13. Stockholders’ Equity and Non-controlling Interests
Changes in equity for the three months ended March 31, 2018 and 2017 are as follows:

	2018			2017
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Three Months Ended March 31, 2018
Beginning balance	$637	$124	$761	$586	$138	$724
Net income from continuing operations	63	4	67	55	4	59
Net income from discontinued operations	2	—	2	8	—	8
Net income	65	4	69	63	4	67
Other comprehensive income (loss)
Foreign currency translation adjustments	20	6	26	19	1	20
Net investment hedge	(6)	—	(6)	(1)	—	(1)
Unrealized hedging gain	3	—	3	4	—	4
Total other comprehensive income	17	6	23	22	1	23
Stock-based compensation, net	(13)	—	(13)	2	—	2
Share repurchases	(200)	—	(200)	(125)	—	(125)
Dividends to non-controlling interests	—	(25)	(25)	—	(11)	(11)
Ending balance	$506	$109	$615	$548	$132	$680
Stock-based Compensation, net
During the three months ended March 31, 2018, equity increased $13 million due to the forfeiture of unvested shares for a litigation matter with the Company's former CEO as further described in Note 16, Commitments and Contingencies, classified as a benefit of $10 million to selling, general and administrative expenses and a $3 million benefit classified as discontinued operations.
Share Repurchase Program
On January 9, 2017, the Company's Board of Directors authorized $400 million of share repurchases of common stock through March 2018. During first quarter of 2017, the Company entered into an accelerated share buyback ("ASB") program to purchase shares of Visteon common stock for an aggregate purchase price of $125 million. Under this program, the Company purchased 1,300,366 shares at an average price of $96.13.
Beginning in the second quarter of 2017, the Company paid approximately $75 million to repurchase 677,778 shares at an average price of $110.63 via open market share repurchases through December 31, 2017.
During the first quarter of 2018, the Company entered into various programs with third-party financial institutions to purchase a total of 410,325 shares of Visteon common stock at an average price of $121.85 for an aggregate purchase price of $50 million as further described below:

•
On December 19, 2017, the Company entered into a forward starting share repurchase agreement with a third party financial institution to purchase up to $25 million of the Company's common stock complying with the provisions of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934. Share purchases under the program commenced on January 2, 2018 and expired on February 26, 2018. Under this arrangement, the Company paid approximately $13 million to purchase a total of 109,190 shares with an average price of $120.41.

•	On January 15, 2018, the Company's Board of Directors authorized an additional $500 million of share repurchases, for a total authorization of $700 million, of its share of common stock through 2020.

•
During the first quarter of 2018, the Company entered into a brokerage agreement with a third-party financial institution to execute open market repurchases of the Company's common stock. Pursuant to this arrangement the Company paid $12 million to repurchase 96,360 shares at an average price of $122.99.

•
On March 6, 2018, the Company entered into a share repurchase agreement with a third party financial institution to purchase shares of its common stock complying with the provisions of Rule 10b5-1 and Rule 10b-18 under the Securities Exchange Act of 1934. Share purchases under the program commenced on March 6, 2018 and expired on March 19, 2018. The Company paid approximately $25 million to purchase a total of 204,775 shares with an average price of $122.08 under this program.

Additionally, on March 6, 2018 the Company entered into an Accelerated Share Buyback ("ASB") program with a third-party financial institution to purchase shares of Visteon common stock for an aggregate purchase price of $150 million. On March 7, 2018, the Company received an initial delivery of 988,386 shares of common stock using a reference price of $121.41. The program is expected to conclude by the end of third quarter 2018.
As of March 31, 2018, $500 million of the authorization through 2020 remains outstanding. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.
Non-Controlling Interests
The Company's non-controlling interests are as follows:

	March 31	December 31
	2018	2017
	(Dollars in Millions)
Yanfeng Visteon Automotive Electronics Co., Ltd.	$64	$77
Shanghai Visteon Automotive Electronics, Co., Ltd.	43	44
Other	2	3
	$109	$124

Accumulated Other Comprehensive Income (Loss)
Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended March 31
	2018	2017
	(Dollars in Millions)
Changes in AOCI:
Beginning balance	$(174)	$(233)
Other comprehensive income before reclassification, net of tax	17	20
Amounts reclassified from AOCI	—	2
Ending balance	$(157)	$(211)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(100)	$(163)
Other comprehensive income before reclassification, net of tax (a)	20	19
Ending balance	(80)	(144)
Net investment hedge
Beginning balance	(12)	10
Other comprehensive loss before reclassification, net of tax (a)	(6)	(1)
Ending balance	(18)	9
Benefit plans
Beginning balance	(63)	(75)
Other comprehensive income before reclassification, net of tax (a)	—	—
Amounts reclassified from AOCI	—	—
Ending balance	(63)	(75)
Unrealized hedging (loss) gain
Beginning balance	1	(5)
Other comprehensive income before reclassification, net of tax (b)	3	2
Amounts reclassified from AOCI	—	2
Ending balance	4	(1)
Total AOCI	$(157)	$(211)
(a) Net tax expense was less than $1 million effects for the three months ended March 31, 2018. Income tax effects for all other periods are zero after recording offsetting valuation allowance.
(b) Net tax expense of less than $1 million and $1 million are related to unrealized hedging (losses) gains for the three months ended March 31, 2018 and 2017, respectively.
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

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended March 31
	2018	2017
	(In Millions, Except Per Share Amounts)
Numerator:
Net income from continuing operations attributable to Visteon	$63	$55
Net income from discontinued operations attributable to Visteon	2	8
Net income attributable to Visteon	$65	$63
Denominator:
Average common stock outstanding - basic	30.5	32.5
Dilutive effect of performance based share units and other	0.3	0.5
Diluted shares	30.8	33.0
Basic and Diluted Per Share Data:
Basic earnings per share attributable to Visteon:
Continuing operations	$2.07	$1.69
Discontinued operations	0.07	0.25
	$2.14	$1.94
Diluted earnings per share attributable to Visteon:
Continuing operations	$2.05	$1.67
Discontinued operations	0.06	0.24
	$2.11	$1.91
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

Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. The fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy. These assets include long-lived assets, intangible assets and investments in affiliates, which may be written down to fair value as a result of impairment. During the first quarter there were no items measured at fair value on a nonrecurring basis.
Items Not Carried at Fair Value
The Company's fair value of debt was approximately $388 million and $401 million as of March 31, 2018 and December 31, 2017, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2, "Other Observable Inputs" in the fair value hierarchy.

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
As of March 31, 2018, and December 31, 2017, the Company had foreign currency derivative instruments with aggregate notional value of approximately $125 million and $119 million, respectively. At March 31, 2018, approximately $109 million of the hedge instruments have been designated as cash flow hedges. Accordingly, the total change in fair value of the transactions are initially recognized in other comprehensive income, a component of shareholders' equity, if considered highly effective. Upon settlement of the transactions, the accumulated gains and losses are reclassified to income in the same periods during which the hedged cash flows impact earnings. The fair value of these derivatives is an asset of $1 million and a liability of $2 million, as of March 31, 2018, and December 31, 2017. respectively. The difference between the gross and net value of these derivatives after offset by counter party is not material. The estimated AOCI that is expected to be reclassified into earnings within the next 12 months is an approximate gain of less than $1 million. The terms of the hedges range from 12 to 18 months.
As of December 31, 2017, the Company had cross currency swaps to mitigate the variability of the value of the Company's investment in certain non-U.S. entities with an aggregate notional value of $150 million, designated as a net investment hedge. The Company elected to assess effectiveness under the forward method and therefore changes in the fair value of the transactions are recognized in other comprehensive income, a component of shareholders' equity, if considered highly effective. As of December 31, 2017, and the fair value of the derivative was a non-current liability of $23 million.
In connection with the Company's early adoption of ASU 2017-12, on March 29, 2018 the Company re-designated the hedging relationships involving its cross currency swap transactions. The transactions continue to be designated as net investment hedges of certain of the Company's European affiliates. However, the Company changed its hedge effectiveness assessment methodology to the spot rate method. Accordingly, periodic changes in the fair value of the hedging transactions are recognized in other comprehensive income, a component of shareholders' equity, if considered highly effective. Amortization of the excluded components as determined at the re-designation date will be recognized on a straight line basis in interest expense beginning in the second quarter of 2018. The fair value of such derivatives was a non-current liability of $30 million as of March 31, 2018.

Interest Rate Risk: The Company is subject to interest rate risk in relation to variable-rate debt. The Company uses financial derivative instruments to manage exposure to fluctuations in interest rates in connection with its risk management policies.
As of December 31, 2017, the Company had interest rate swaps to manage interest rate risk associated with the Term Facility with an aggregate notional value of $150 million to effectively convert designated interest payments related to the amended Term Facility from variable to fixed cash flows. The maturities of these swaps do not exceed the underlying obligations under the amended Term Facility. The instruments have been designated as cash flow hedges and the changes in the fair value of the swap transactions is recognized in other comprehensive income, a component of shareholders' equity, if considered highly effective. Subsequently, the accumulated gains and losses recorded in equity are reclassified to income in the period during which the hedged cash transaction impacts earnings. As of March 31, 2018 and December 31, 2017, the fair value of the derivative was an asset of $3 million and $1 million, respectively. AOCI expected to be reclassified into earnings within the next 12 months is a loss of $1 million.
Financial Statement Presentation
Gains and losses on derivative financial instruments for the three months ended March 31, 2018 and 2017 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)		Recorded in Income (Loss)
	2018	2017	2018	2017	2018	2017
	(Dollars in Millions)
Three Months Ended March 31, 2018
Foreign currency risk - Sales:
Cash flow hedges	$1	$—	$—	$—	$—	$—
Non-designated cash flow hedges	—	—	—	—	1	—
Foreign currency risk - Cost of sales:
Cash flow hedges	1	2	—	(2)	—	—
Non-designated cash flow hedges	—	—	—	—	—	1
Interest rate risk - Interest expense, net:
Interest rate swap	1	—	—	—	—	—
Net investment hedges	(6)	(1)	—	—	—	—
	$(3)	$1	$—	$(2)	$1	$1
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
The Company's credit risk with any individual customer does not exceed ten percent of total accounts receivable except for Ford and its affiliates which represent 29% and 28%, Mazda which represents 17% and 17% and Renault/Nissan which represents 13% and 14%, of the balance as of March 31, 2018 and December 31, 2017, respectively.

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
The dispute between the Company and its former President and Chief Executive Officer, Timothy D. Leuliette was resolved in the first quarter of 2018. Pursuant to the resolution, the Company recognized $17 million of pre-tax income, representing the forfeiture of stock based awards and release of other liabilities accrued during prior periods. The benefit is classified as a reduction to selling, general and administrative expenses of $10 million, a benefit to other income, net of $4 million, and a benefit to discontinued operations of $3 million.
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
The Company's operations in Brazil and Argentina are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of March 31, 2018, the Company maintained accruals of approximately $16 million and $4 million for claims aggregating approximately $150 million and $4 million in Brazil and Argentina, respectively. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.

Guarantees and Commitments
The Company has provided a $12 million loan guarantee to YFVIC. The guarantee contains standard non-payment provisions to cover the borrowers in event of non-payment of principal, accrued interest, and other fees, and the loan is expected to be fully paid by September 2019.
As part of the agreements of the Climate Transaction and Interiors Divestiture, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of March 31, 2018, the Company has approximately $5 million and $3 million of outstanding guarantees, related to the divested Climate and Interiors entities, respectively. These guarantees will generally cease upon expiration of current lease agreements.
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
The following table provides a reconciliation of changes in the product warranty and recall claims liability:

	Three Months Ended March 31
	2018	2017
	(Dollars in Millions)
Beginning balance	$49	$55
Accruals for products shipped	5	6
Changes in estimates	1	3
Specific cause actions	2	—
Foreign currency	2	1
Settlements	(7)	(13)
Ending balance	$52	$52
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
Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of March 31, 2018 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 17. Revenue Recognition
Disaggregated revenue by geographical market and product lines is as follows:

Three Months Ended March 31
2018
(Dollars in Millions)
Geographical Markets (a)
Asia	$322
Europe	275
Americas	227
Hedging impacts and eliminations	(10)
$814
(a) Company sales based on geographic region where sale originates and not where customer is located.

Three Months Ended March 31
2018
(Dollars in Millions)
Product Lines
Instrument clusters	$326
Audio and infotainment	207
Information displays	140
Climate controls	40
Body and security	31
Telematics	18
Other (includes HUD)	51
Hedging impacts	1
$814
The Company generates revenue from the production of automotive vehicle cockpit electronics parts sold to Original Equipment Manufacturers’ (“OEM’s”), or Tier 1 suppliers at the direction of the OEM, under long term supply agreements supporting new vehicle production. Such agreements may also require related production for service parts, subsequent to initial vehicle production periods.
In connection with the sale of electronics parts, the Company is subject to typical assurance warranty obligations that only cover the compliance of the electronics parts produced according to agreed-upon specifications. For further detail on the Company’s warranty obligations see Note 16 "Commitments and Contingencies."

Performance Obligations

The Company’s contracts with customers involve various governing documents (Sourcing Agreements, Master Purchase Agreements, Terms and Conditions Agreements, etc.) which do not reach the level of a performance obligation of the Company until the Company receives either a purchase order and/or a customer release for a specific number of parts at a specified price, at which point the collective group of documents represent an enforceable contract. While the long term supply agreements generally range from three to five years, customers make no commitments to volumes, and pricing or specifications can change prior to or during production. The Company recognizes revenue when control of the parts produced are transferred to the customer according to the terms of the contract, which is usually when the parts are shipped or delivered to the customer’s premises. Customers are generally invoiced upon shipment or delivery and payment generally occurs within 45 to 90 days. Customers in China are often invoiced one month after shipment or delivery. Customer returns, when they occur, relate to quality rework issues and are not connected to any repurchase obligation of the Company. As of March 31, 2018, all unfulfilled performance obligations are expected to be fulfilled within the next twelve months.

Revenue is measured based on the transaction price and the quantity of parts specified in a contract with a customer. Discrete price changes may occur during the vehicle production period in order for the Company to remain competitive with market prices or based on changes in product specifications. In addition, customers may request or expect certain discounts not reflected in the purchase order that require estimation. In the event the Company concludes that a portion of the revenue for a given part may vary from the purchase order, the Company estimates variable consideration at the most likely amount to which the Company expects to be entitled. The estimates typically represent a narrow range of discounts and are based on historical experience and input from customer negotiations. The Company records such estimates within Sales and Accounts receivable, net, within the consolidated statements of comprehensive income and consolidated balance sheets, respectively.  The Company adjusts its estimate of revenue at the earlier of when the most likely amount of consideration changes or when the consideration becomes fixed. During the period ended March 31, 2018, the Company recognized approximately an $8 million net increase in transaction price related to performance obligations satisfied in previous periods.

The Company does not have an enforceable right to payment at any time prior to when the parts are shipped or delivered to the customer; therefore, the Company recognizes revenue at the point in time it satisfies a performance obligation by transferring control of a part to the customer. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue. Shipping and handling costs associated with outbound freight after control of the parts has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales.
Accounts Receivable, net
Accounts receivable, net, include amounts billed and currently due from customers. The Company maintains an allowance for doubtful accounts to provide for estimated amounts of receivables not expected to be collected. The Company’s accounts receivables are continually assessed for collectibility and any allowance is recorded based upon the age of outstanding receivables, historical payment experience and customer creditworthiness.
Contract Balances
The Company has no material contract assets, contract liabilities or capitalized contract acquisition costs as of March 31, 2018.
NOTE 18. Segment Information
Financial results for the Company's reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's chief operating decision maker in allocating resources and in assessing performance. The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company’s segment primarily based on net sales, before elimination of inter-company shipments and Adjusted EBITDA (a non-GAAP financial measure, as defined below).
The Company’s current reportable segment is Electronics, which provides vehicle cockpit electronics products to customers, including instrument clusters, information displays, infotainment systems, audio systems, telematics solutions and head-up displays.
Adjusted EBITDA
The Company defines Adjusted EBITDA as net income attributable to the Company adjusted to eliminate the impact of depreciation and amortization, restructuring expense, net interest expense, equity in net income of non-consolidated affiliates, loss on divestiture, gain on non-consolidated affiliate transactions, provision for income taxes, discontinued operations, net income attributable to non-controlling interests, non-cash stock-based compensation expense, and other gains and losses not reflective of the Company's ongoing operations. The Company has changed the presentation of the reconciliation of Adjusted EBITDA to Net income attributable to Visteon Corporation, due to the adoption of ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the presentation of net periodic pension cost and net periodic postretirement benefit cost."
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
Electronics sales were $814 million and $810 million for the three months ended March 31, 2018 and 2017, respectively. Segment Adjusted EBITDA was $104 million and $101 million for the three months ended March 31, 2018 and 2017, respectively.
The reconciliation of Adjusted EBITDA to net income attributable to Visteon is as follows:

	Three Months Ended March 31
	2018	2017
	(Dollars in Millions)
Adjusted EBITDA	$104	$101
Depreciation and amortization	(22)	(19)
Restructuring expense	(5)	(1)
Interest expense, net	(2)	(5)
Equity in net income of non-consolidated affiliates	3	2
Provision for income taxes	(21)	(16)
Income from discontinued operations, net of tax	2	8
Net income attributable to non-controlling interests	(4)	(4)
Non-cash, stock-based compensation income (expense)	6	(2)
Other	4	(1)
Net income attributable to Visteon Corporation	$65	$63

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on February 22, 2018, and the financial statements and accompanying notes to the financial statements included elsewhere herein.
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
Visteon provides value for its customers and stockholders through its technology-focused vehicle cockpit electronics business, by delivering a rich, connected cockpit experience for every car from luxury to entry. The Company's cockpit electronics business is one of the broadest portfolios in the industry and includes instrument clusters, information displays, infotainment systems, audio systems, head-up displays, SmartCore™ cockpit domain controllers, vehicle connectivity, and the DriveCore™ autonomous driving platform. Visteon also supplies embedded multimedia and smartphone connectivity software solutions to the global automotive industry. The Company's vehicle cockpit electronics business comprises and is reported under the Electronics segment.
Strategic Priorities
Visteon is a technology-focused, pure-play supplier of automotive cockpit electronics. The cockpit electronics business is growing faster than underlying vehicle production, and is expected to grow by more than 1.5 times over the next five years. Key drivers of the growth include connected car, advanced driver assistance systems ("ADAS") and electrification technologies.
The Company has laid out the following strategic priorities:

•
Long-Term Growth and Margin Expansion - Visteon offers technology and related manufacturing operations for instrument clusters, information displays, infotainment systems, audio systems, telematics solutions, and head-up displays. Backlog, defined as cumulative remaining life of program booked sales, is approximately $20.1 billion as of March 31, 2018, or 6.4 times the last twelve months of sales, reflecting a strong booked sales base on which to launch future growth.

Core business financial results continue to improve with Adjusted EBITDA margin of 12.8% in the three months ended March 31, 2018, compared with 12.5% in the same period of 2017. The Company expects to continue to deliver cost efficiencies by streamlining selling, general and administration costs and engineering costs, improving free cash flow, optimizing the capital structure and driving savings benefits as revenue grows.

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

•
Enhance Shareholder Returns - On January 9, 2017, the Company's Board of Directors authorized $400 million of share repurchases of common stock through March 2018. During 2017, the Company purchased 1,978,144 shares at an average price of $101.10 totaling $200 million.

On January 15, 2018, the Company's Board of Directors authorized an additional $500 million of share repurchases of common stock through 2020, for a total authorization of $700 million.
During the first quarter of 2018 the Company entered into various programs with third-party financial institutions to purchase a total of 410,325 shares of Visteon common stock at an average price of $121.85 for an aggregate purchase price of $50 million.
Additionally, on March 6, 2018, the Company entered into an accelerated share buyback ("ASB") program with a third-party financial institution to purchase shares of Visteon common stock for an aggregate purchase price of $150 million. On March 7, 2018, the Company received an initial delivery of 988,386 shares of common stock using a reference price of $121.41. The program is expected to conclude no later than the third quarter 2018.
As of March 31, 2018, $500 million of the authorization remains outstanding through 2020. The Company may purchase additional shares pursuant to the foregoing authorization.
Executive Summary
The pie charts below highlight the sales breakdown for Visteon's Electronics segment for the three months ended March 31, 2018.
Three Months Ended March 31, 2018

First quarter 2018 global light vehicle production decreased 0.7% over the same period last year.  Decreases in Asia Pacific, North America and Europe were partially offset by increases in South America and Other.

Light vehicle production levels by geographic region for the three months ended March 31, 2018 and 2017 are provided below:

	Three Months Ended March 31
	2018	2017	Change
	(Units in Millions)
Global	24.2	24.3	(0.7)%
Asia Pacific	12.4	12.5	(1.5)%
Europe	5.9	5.9	(0.1)%
North America	4.4	4.5	(2.7)%
South America	0.8	0.7	11.8%
Other	0.7	0.7	4.0%
Source: IHS Automotive
Significant aspects of the Company's financial results during the three months period ended March 31, 2018 include the following:

•
The Company recorded sales of $814 million for the three months ended March 31, 2018, representing an increase of $4 million when compared with the same period of 2017. The increase is primarily due to net new business and favorable currency, partially offset by customer pricing net of design changes and unfavorable volumes.

•
Gross margin was $129 million or 15.8% of sales for the three months ended March 31, 2018, compared to $129 million or 15.9% of sales for the same period of 2017. Gross margin, comparable with the same period of 2017, was impacted by improved cost performance including higher engineering recoveries and favorable currency, partially offset by customer pricing and product mix.

•
Net income attributable to Visteon was $65 million for the three months ended March 31, 2018, compared to net income of $63 million for the same period of 2017. The increase of $2 million includes a pre-tax benefit of $17 million, related to the resolution of a legal matter, as further described in Note 16, "Commitments and Contingencies." The benefit is classified as a reduction to selling, general and administrative expenses of $10 million, a benefit to other income, net of $4 million, and a benefit to income from discontinued operations, net of tax of $3 million. This benefit was partially offset by an increase in restructuring expense of $4 million and income taxes of $5 million. Additionally, in 2017, discontinued operations net of tax included a gain of $7 million associated with the repurchase of India operations.

•
Total cash was $526 million, including $3 million of restricted cash as of March 31, 2018, $183 million lower than $709 million as of December 31, 2017, primarily attributable to share repurchases of $200 million, $44 million of capital expenditures, distribution payments of $14 million, and net debt payments of $12 million, partially offset by cash provided by operating activities of $81 million.

•
The increase in operating cash flows is primarily attributable to a favorable change in trade working capital balances of $101 million, which is partially driven by the settlement of prior quarter collection delays related to year-end calendarization.

Results of Operations - Three Months Ended March 31, 2018 and 2017
The Company's consolidated results of operations for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31
	2018	2017	Better/(Worse)
	(Dollars in Millions)
Sales	$814	$810	$4
Cost of sales	(685)	(681)	(4)
Gross margin	129	129	—
Selling, general and administrative expenses	(44)	(52)	8
Restructuring expense	(5)	(1)	(4)
Interest expense, net	(2)	(5)	3
Equity in net income of non-consolidated affiliates	3	2	1
Other income, net	7	2	5
Provision for income taxes	(21)	(16)	(5)
Net income from continuing operations	67	59	8
Income from discontinued operations	2	8	(6)
Net income	69	67	2
Net income attributable to non-controlling interests	(4)	(4)	—
Net income attributable to Visteon Corporation	$65	$63	$2
Adjusted EBITDA*	$104	$101	$3
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Sales and Cost of Sales

	Sales	Cost of Sales
	(Dollars in Millions)
Three months ended March 31, 2017	$810	$(681)
Volume, mix, and net new business	(10)	(3)
Currency	44	(32)
Customer pricing and other	(30)	—
Net cost performance	—	31
Three months ended March 31, 2018	$814	$(685)
Sales for the three months ended March 31, 2018 totaled $814 million, which represents an increase of $4 million compared with the same period of 2017. Favorable currency increased sales by $44 million, primarily attributable to the Euro, Chinese Renminbi, and Japanese Yen. Unfavorable volumes and product mix, net of new business decreased sales by $10 million. Product mix reflects the Company specific content across product lines. Other reductions were primarily associated with customer pricing.
Cost of sales increased by $4 million for the three months ended March 31, 2018 when compared with the same period in 2017. Volumes, including the impact of product mix and net new business, increased cost of sales by $3 million. Foreign currency increased cost of sales by $32 million primarily attributable to the Euro, Chinese Renminbi, Indian Rupee, Thai Bhat and Mexican Peso. Net efficiencies, including material, design and usage economics and higher engineering recoveries decreased cost of sales by $31 million.
Cost of sales includes net engineering costs comprised of gross engineering expenses related to forward model program development and advanced engineering activities, partially offset by engineering cost recoveries from customers. Gross engineering expenses were $95 million for the three months ended March 31, 2018, $1 million higher than the same period of 2017. Engineering recoveries were $27 million for the three months ended March 31, 2018, $6 million higher than the same period of 2017. Engineering cost recoveries can fluctuate period to period depending on underlying contractual terms and conditions and achievement of related development milestones.

Gross Margin
Gross margin was $129 million or 15.8% of sales for the three months ended March 31, 2018 compared to $129 million or 15.9% of sales for the same period of 2017. Gross margin was impacted by $13 million from unfavorable volumes and product mix. Favorable currency of $12 million reflected the Euro, Chinese Renminbi and Japanese Yen. Gross margin also included favorable net cost performance of $1 million, primarily due to favorable material cost efficiencies and higher engineering recoveries, partially offset by customer price reductions.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $44 million or 5.4% and $52 million or 6.4% of sales, during the three months ended March 31, 2018 and 2017, respectively. The decrease includes approximately $10 million related to the forfeiture of shares in connection with the settlement of litigation matters with the Company’s former CEO as further described in Note 16, "Commitments and Contingencies," partially offset by unfavorable currency of $3 million.
Restructuring Expense
During the fourth quarter of 2016, the Company approved a restructuring program impacting engineering and administrative functions, associated with approximately 250 employees to further align the Company's engineering and related administrative footprint with its core product technologies and customers. During the three months ended March 31, 2018, the Company recorded approximately $5 million of restructuring expenses under this program. Through March 31, 2018, the Company has recorded approximately $45 million of restructuring expenses since inception of this program.
Interest Expense, Net
Interest expense, net, was $2 million and $5 million for the three months ended March 31, 2018 and 2017, respectively. The decrease in net interest expense is primarily due to increased interest income resulting from higher interest rates on higher cash balances and lower interest expense due to prior year refinancing fees for the amended credit facilities as further described in Note 10, "Debt."
Equity in Net Income of Non-Consolidated Affiliates
Equity in net income of non-consolidated affiliates was $3 million and $2 million for the three month periods ending March 31, 2018 and 2017, respectively. The income is primarily attributable to the Company's equity interest in Yanfeng Visteon Investment Company, which increased due to lower engineering expenses incurred by the joint venture.
Other Income, Net
Other income, net consists of the following:

	Three Months Ended March 31
	2018	2017
	(Dollars in Millions)
Transformation initiatives	$4	$—
Pension financing benefits, net	3	3
Loss on non-consolidated affiliate transactions, net	—	(1)
	$7	$2
Transformation initiatives include information technology separation costs, integration of acquired business, and financial and advisory services incurred in connection with the Company's transformation into a pure play cockpit electronics business. During the three months ended March 31, 2018, the Company recognized a $4 million benefit on settlement of litigation matters with the Company's former CEO, as further discussed in Note 16, "Commitments and Contingencies."
Pension financing benefits, net include return on assets net of interest costs and other amortization.

Income Taxes
The Company's provision for income taxes of $21 million for the three months ended March 31, 2018, represents an increase of $5 million, when compared with $16 million in the same period of 2017. The increase in tax expense is primarily attributable to the overall increase in year-over-year changes in the mix of earnings and differing tax rates between jurisdictions.
The reduction of the U.S. federal statutory income tax rate from 35% to 21% under the Tax Cuts and Jobs Act (the “Act”) enacted in December 2017, did not have a significant impact to income tax expense in the quarter due to the U.S. valuation allowance. The Company’s income tax expense reflects the estimated impacts of other provisions of the Act including the global minimum income tax and base erosion tax provisions related to offshore activities and affiliated party payments neither of which had a significant impact to income tax expense in the quarter.
Discontinued Operations
During the three months ended March 31, 2018, the Company recognized a $3 million benefit on settlement of litigation matters with its former CEO as further described in Note 16, "Commitments and Contingencies."
In connection with the Climate Transaction, the Company completed the repurchase of the electronics operations located in India during the first quarter of 2017 for $47 million, recognizing a $7 million gain on settlement of purchase commitment contingencies.
Net Income
Net income attributable to Visteon was $65 million for the three months ended March 31, 2018, compared to net income of $63 million for the same period of 2017. The increase of $2 million includes a pre-tax benefit of $17 million, related to the resolution of a legal matter as further described in Note 16, "Commitments and Contingencies." The benefit is classified as a reduction to selling, general and administrative expenses of $10 million, a benefit to other income, net of $4 million, and a benefit to income from discontinued operations, net of tax of $3 million. This benefit was partially offset by an increase in restructuring expense of $4 million and income taxes of $5 million. Additionally, in 2017, discontinued operations net of tax included a gain of $7 million associated with the repurchase of India operations.
Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 18, "Segment Information") was $104 million for the three months ended March 31, 2018, representing an increase of $3 million when compared with Adjusted EBITDA of $101 million for the same period of 2017. The increase includes favorable net cost performance of $7 million reflecting material cost efficiencies and higher engineering recoveries which were partially offset by customer pricing. Foreign currency increased Adjusted EBITDA by $9 million attributable to the Euro, Chinese Renminbi and Japanese Yen, partially offset by the Brazilian Real and Mexican Peso. Unfavorable volumes and product mix reduced adjusted EBITDA by $13 million.

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the three months ended March 31, 2018 and 2017, is as follows:

	Three Months Ended March 31
	2018	2017	Better/(Worse)
	(Dollars in Millions)
Adjusted EBITDA	$104	$101	$3
Depreciation and amortization	(22)	(19)	(3)
Restructuring expense	(5)	(1)	(4)
Interest expense, net	(2)	(5)	3
Equity income of non-consolidated affiliates	3	2	1
Provision for income taxes	(21)	(16)	(5)
Income from discontinued operations, net of tax	2	8	(6)
Net income attributable to non-controlling interests	(4)	(4)	—
Non-cash, stock-based compensation income (expense)	6	(2)	8
Other	4	(1)	5
Net income attributable to Visteon Corporation	$65	$63	$2
Liquidity
The Company's primary sources of liquidity are cash flows from operations, existing cash balances, and borrowings under available credit facilities, if necessary. The Company believes that funds generated from these sources will be adequate to fund its liquidity for current business requirements.
A portion of the Company's cash flows from operations are generated outside of the U.S. Accordingly, the Company utilizes a combination of cash repatriation strategies, including dividends and distributions, royalties, and intercompany arrangements to provide the funds necessary to meet obligations globally. The Company’s ability to access funds from its subsidiaries is subject to, among other things, customary regulatory and statutory requirements and contractual arrangements including joint venture agreements and local credit facilities. Moreover, repatriation efforts may be modified by the Company according to prevailing circumstances.
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
Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. During the first quarter of 2018, Moody's upgraded the Company's credit rating to Ba2 from Ba3 and Standard & Poor's Ratings Services reaffirmed the Company's credit rating of 'BB'. See Note 10 "Debt" to the accompanying consolidated financial statements for a more comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines are primarily used by the Company's consolidated joint ventures. As of March 31, 2018, these lines had availability of approximately $22 million.

Cash Balances
As of March 31, 2018, the Company had total cash of $526 million, including $3 million of restricted cash. Cash balances totaling $326 million were located in jurisdictions outside of the United States, of which approximately $180 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017, but the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.
Other Items Affecting Liquidity
On January 15, 2018, Visteon's Board of Directors authorized the repurchase of up to $500 million of shares of the Company's common stock through 2020, for a total authorization of $700 million. During the first quarter of 2018, the Company executed agreements to purchase $200 million of shares. As of March 31, 2018, $500 million of the authorization through 2020 remains outstanding. Additional discussion regarding the Company's share repurchase activity is provided in Note 13, "Shareholders Equity and Non-Controlling Interests."
During the three months ended March 31, 2018, cash contributions to the Company's defined benefit plans were less than $1 million for the U.S. plans and $1 million for the non-U.S. plans. The Company estimates cash contributions to its defined benefit pension plans in 2018 will be $7 million in 2018.

Management’s ongoing efforts to drive further operational improvements may cause the Company to incur additional restructuring charges.

Cash Flows
Operating Activities
The Company generated $81 million of cash from operating activities during the three months ended March 31, 2018, compared to cash used by operations of $11 million during the same period of 2017, representing a $92 million improvement. The increase in operating cash flows is primarily due to a favorable change in trade working capital of $101 million which is partially driven by the settlement of prior quarter collections delays related to year-end calendarization.
Investing Activities
Cash used by investing activities during the three months ended March 31, 2018 totaled $41 million, compared to net cash used by investing activities of $69 million for the same period in 2017, representing a decrease of $28 million. Net cash used by investing activities during the three months ended March 31, 2018, included capital expenditures of $44 million, partially offset by proceeds from a non-consolidated affiliate loan repayment.
Cash used by investing activities during the three months ended March 31, 2017 included the purchase of the India electronics operations associated with the Climate Transaction of $47 million and capital expenditures of $32 million, partially offset by proceeds for divestitures of an equity based investment in China and a cost based investment in Europe totaling $10 million.
Financing Activities
Cash used by financing activities during the three months ended March 31, 2018, totaled $230 million, compared to a use of cash of $116 million during the same period in 2017, for an increase of cash used by financing activities of $114 million. The increase in use of cash is primarily attributable to higher share repurchase transactions of $75 million, a net reduction in short term debt of $12 million as compared to a $15 million increase during the same period last year, and higher distribution payments related to settlement of restricted stock units and performance-based share units previously granted to the Company's employees of $13 million.
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
Fair Value Measurement
See Note 15, “Fair Value Measurements and Financial Instruments” to the consolidated financial statements included in Item 1.
Recent Accounting Pronouncements
See Note 2 “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements in Item 1.

Forward-Looking Statements
Certain statements contained or incorporated in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. These statements reflect the Company’s current views with respect to future events and are based on assumptions and estimates, which are subject to risks and uncertainties. Accordingly, undue reliance should not be placed on these forward-looking statements. Also, these forward-looking statements represent the Company’s estimates and assumptions only as of the date of this report. The Company does not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made and qualifies all of its forward-looking statements by these cautionary statements.
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
The primary market risks to which the Company is exposed include changes in foreign currency exchange rates, interest rates and certain commodity prices. The Company manages these risks through derivative instruments and various operating actions including fixed price contracts with suppliers and cost sourcing arrangements with customers. The Company's use of derivative instruments is limited to mitigation of market risks, including hedging activities. However, derivative instruments are not used for speculative or trading purposes, as defined by risk management policies. Additionally, the Company's use of derivative instruments creates exposure to credit loss in the event of non-performance by the counter-party to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Additionally, the Company's ability to utilize derivatives to manage market risk is dependent on credit conditions and market conditions given the current economic environment.
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
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $30 million and $29 million for foreign currency derivative financial instruments as of March 31, 2018 and December 31, 2017, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
Interest Rate Risk
See Note 15 "Fair Value Measurements and Financial Instruments" to the consolidated financial statements included in Item 1 for additional information.
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

As of March 31, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2018.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II
Other Information

Item 1.	Legal Proceedings
See the information above under Note 16, "Commitments and Contingencies," to the consolidated financial statements which is incorporated herein by reference.

Item 1A.	Risk Factors
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2017. See also, "Forward-Looking Statements" included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the first quarter of 2018.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
Jan. 1, 2018 to March 31, 2018	—	$0	—	$0
Feb. 1 to Feb 28, 2018	109,190	$120.41	—	$0
Mar. 1 to Mar. 31, 2018	1,289,521	$121.65	988,386	$30
Total	1,398,711	$121.55	988,386	$30

(1)
This column includes shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units made pursuant to the Visteon Corporation 2010 Incentive Plan.

(2)
During February 2018 the Company spent $13 million to acquire 109,190 shares via 10b5-1 share repurchase program. During March 2018, the Company spent $37 million to acquire 301,135 shares via combination of open market and 10b5-1 share repurchase program. In addition, the Company entered into an accelerated share buyback (“ASB”)program with a third party financial institution to repurchase shares of the Company’s common stock. Pursuant to the ASB agreement, the Company paid an aggregate purchase price of $150 million and received an initial delivery of 988,386 shares using a reference price of $121.41. The ASB program will settle any remaining rights or obligations to shares no later than July 2018.

Item 6.	Exhibits
The exhibits listed on the "Exhibit Index" on Page 42 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated April 26, 2018.
31.2	Rule 13a-14(a) Certification of Executive Vice President, Chief Financial Officer dated April 26, 2018.
32.1	Section 1350 Certification of Chief Executive Officer dated April 26, 2018
32.2	Section 1350 Certification of Executive Vice President, Chief Financial Officer dated April 26, 2018.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
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
Date: April 26, 2018