Form 10-Q
period 2018-06-30
VISTEON CORP
filed 2018-07-26
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of July 25, 2018, the registrant had outstanding 29,364,559 shares of common stock.
Exhibit index located on page number 48.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.	Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Sales	$758	$774	$1,572	$1,584
Cost of sales	(654)	(663)	(1,339)	(1,344)
Gross margin	104	111	233	240
Selling, general and administrative expenses	(55)	(54)	(99)	(106)
Restructuring expense	(5)	(3)	(10)	(4)
Interest expense	(3)	(5)	(7)	(11)
Interest income	1	1	3	2
Equity in net income of non-consolidated affiliates	4	3	7	5
Other income, net	3	5	10	7
Income before income taxes	49	58	137	133
Provision for income taxes	(12)	(10)	(33)	(26)
Net income from continuing operations	37	48	104	107
(Loss) income from discontinued operations, net of tax	(1)	—	1	8
Net income	36	48	105	115
Net income attributable to non-controlling interests	(1)	(3)	(5)	(7)
Net income attributable to Visteon Corporation	$35	$45	$100	$108
Basic earnings (loss) per share:
Continuing operations	$1.22	$1.43	$3.29	$3.12
Discontinued operations	(0.03)	—	0.03	0.25
Basic earnings per share attributable to Visteon Corporation	$1.19	$1.43	$3.32	$3.37
Diluted earnings (loss) per share:
Continuing operations	$1.20	$1.41	$3.26	$3.07
Discontinued operations	(0.03)	—	0.03	0.24
Diluted earnings per share attributable to Visteon Corporation	$1.17	$1.41	$3.29	$3.31
Comprehensive (loss) income:
Comprehensive (loss) income	$(9)	$56	$83	$146
Comprehensive (loss) income attributable to Visteon Corporation	$(3)	$52	$79	$137

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	June 30	December 31
	2018	2017
ASSETS
Cash and equivalents	$525	$706
Restricted cash	3	3
Accounts receivable, net	438	530
Inventories, net	197	189
Other current assets	173	175
Total current assets	1,336	1,603
Property and equipment, net	372	377
Intangible assets, net	125	132
Investments in non-consolidated affiliates	48	41
Other non-current assets	155	151
Total assets	$2,036	$2,304
LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$30	$46
Accounts payable	435	470
Accrued employee liabilities	76	105
Other current liabilities	162	180
Total current liabilities	703	801
Long-term debt	348	347
Employee benefits	260	277
Deferred tax liabilities	22	23
Other non-current liabilities	87	95
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of June 30, 2018 and December 31, 2017)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 30 and 31 million shares outstanding as of June 30, 2018 and December 31, 2017, respectively)	1	1
Additional paid-in capital	1,302	1,339
Retained earnings	1,545	1,445
Accumulated other comprehensive loss	(195)	(174)
Treasury stock	(2,137)	(1,974)
Total Visteon Corporation stockholders’ equity	516	637
Non-controlling interests	100	124
Total equity	616	761
Total liabilities and equity	$2,036	$2,304

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS1
(Dollars in Millions)
(Unaudited)

	Six Months Ended June 30
	2018	2017
Operating Activities
Net income	$105	$115
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	45	41
Equity in net income of non-consolidated affiliates, net of dividends remitted	(7)	(5)
Non-cash stock-based compensation	—	6
Gain on India operations repurchase	—	(7)
Gains on divestitures and impairments	(3)	(2)
Other non-cash items	2	3
Changes in assets and liabilities:
Accounts receivable	85	8
Inventories	(14)	(8)
Accounts payable	(8)	(20)
Other assets and other liabilities	(79)	(46)
Net cash provided from operating activities	126	85
Investing Activities
Capital expenditures, including intangibles	(69)	(47)
India operations repurchase	—	(47)
Settlement of net investment hedge	1	5
Proceeds from asset sales and business divestitures	—	13
Loan repayments from non-consolidated affiliates	2	—
Net cash used by investing activities	(66)	(76)
Financing Activities
Short-term debt, net	(16)	7
Principal payments on debt	—	(2)
Distribution payments	(14)	(1)
Repurchase of common stock	(200)	(160)
Dividends paid to non-controlling interests	(1)	(11)
Other	(2)	(3)
Net cash used by financing activities	(233)	(170)
Effect of exchange rate changes on cash	(8)	13
Net decrease in cash	(181)	(148)
Cash, cash equivalents, and restricted cash at beginning of the period	709	882
Cash, cash equivalents, and restricted cash at end of the period	$528	$734
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
Visteon provides value for its customers and stockholders through its technology-focused vehicle cockpit electronics business, by delivering a rich, connected cockpit experience for every car from luxury to entry. The Company's cockpit electronics business is one of the broadest portfolios in the industry and includes instrument clusters, information displays, infotainment systems, audio systems, head-up displays ("HUD"), SmartCore™ cockpit domain controllers, vehicle connectivity, and the DriveCore™ autonomous driving platform. Visteon also supplies embedded multimedia and smartphone connectivity software solutions to the global automotive industry. The Company's vehicle cockpit electronics business is comprised of and reported under the Electronics segment.
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
Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $2 million related to a letter of credit facility, and $1 million related to cash collateral for other corporate purposes as of June 30, 2018.
Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation.
Other Income, Net:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Dollars in Millions)
Pension financing benefits, net	$3	$2	$6	$5
Transformation initiatives	—	—	4	—
Gain on non-consolidated affiliate transactions, net	—	3	—	2
	$3	$5	$10	$7
Pension financing benefits, net include return on assets net of interest costs and other amortization. The 2017 gain on non-consolidated affiliate transactions, net are described in Note 4, "Non-Consolidated Affiliates."
Transformation initiatives include information technology separation costs, integration of acquired business, and financial and advisory services incurred in connection with the Company's transformation into a pure play cockpit electronics business.
During the six months ended June 30, 2018, the Company recognized a $4 million benefit on settlement of litigation matters with the Company’s former President and Chief Executive Officer (“former CEO”) as further described in Note 16, Commitments and Contingencies.

Recently Adopted Accounting Pronouncements:
Effective January 1, 2018 the Company adopted Accounting Standards Update Topic (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606),” using the modified retrospective method. Under the modified retrospective method, the impact of applying the standard is recognized as a cumulative effect on retained earnings. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the six months ended June 30, 2018. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Certain of the Company’s nonpublic unconsolidated joint ventures have not yet adopted Topic 606 and therefore the Company’s share of earnings as report in equity in net income of non-consolidated affiliates continues to be reported under historical revenue accounting standards. The Company does not expect the adoption of Topic 606 by its nonpublic non-consolidated affiliates on January 1, 2019 to have a material impact on its results of operations or financial position. For additional information, refer to Note 17 "Revenue Recognition" to the Company's consolidated financial statements.
In August 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments." The ASU addresses eight specific cash flow issues with the objective of reducing the diversity in practice in how certain transactions were classified in the statement of cash flows. The ASU is applied using a retrospective transition method to each period presented. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted the guidance on a retrospective basis on January 1, 2018 and accordingly, previously issued operating cash flows decreased by $1 million and cash flows from financing activities increased by $1 million for the six months ending June 30, 2017.
In November 2016, the FASB issued ASU 2016-16, “Intra-Entity Transfers of Assets Other Than Inventory,” which requires entities to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company's adoption of this standard on January 1, 2018 did not have a material impact on its consolidated financial statements.
In November 2016, the FASB issued an accounting standards update ASU 2016-18, "Restricted Cash," requiring that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. The change is effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. Retrospective application is required. The Company adopted the guidance on a retrospective basis on January 1, 2018 and accordingly, included restricted cash and restricted cash equivalents with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the consolidated statements of cash flows.
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the presentation of net periodic pension cost and net periodic postretirement benefit cost." The ASU requires entities to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Entities will present the other components separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, and disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The standard will be applied retrospectively for the presentation of the service cost component and the components of pension financing costs in the income statement, and prospectively for the guidance limiting the capitalization of net periodic benefit cost in assets to the service cost. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company previously recorded service cost with other compensation costs (benefits) in cost of sales and selling, general and administrative expenses. Adoption of the standard results in the reclassification of other compensation costs (benefits) in other income, net. The Company's retrospective adoption of this standard on January 1, 2018 resulted in a $1 million and $3 million increase to cost of sales, and a $1 million and $2 million increase to selling, general and administrative expenses, with a corresponding $2 million and $5 million increase in other income, net, with no impact to net income for the three and six month periods ending June 30, 2017.
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

Effective January 1, 2018 the Company has elected to early adopt ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities" which was created to better align accounting rules with a company’s risk management activities to reflect the economic results of hedging in the financial statements and simplify hedge accounting treatment. The modified retrospective adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the six months ended June 30, 2018. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For additional information, refer to Note 15 "Fair Value Measurements and Financial Instruments" to the Company's consolidated financial statements.
Accounting Pronouncements Not Yet Adopted:
In June 2016, the FASB issued ASU 2016-13, "Credit Losses - Measurement of Credit Losses on Financial Instruments." The guidance requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The change is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. The Company does not expect application of this accounting standards update to have a material impact on its consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The amendments in Topic 842 supersede current lease requirements in Topic 840 which require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this standard on the financial statements and disclosures, internal controls and accounting policies. This evaluation process includes reviewing all forms of leases and performing a completeness assessment over the lease population. The company has analyzed the practical expedients to determine the best path for applying the leasing standard and elected all available practical expedients, except for the hindsight expedient, which allows the use of hindsight in determining the lease term. The Company completed its system implementation evaluation during the second quarter of 2018, and concluded that a third party supported lease accounting information system solution will be implemented to account for the Company's leases. The Company has launched a project to implement this system, establish a new lease accounting process and design related internal controls. While the Company's evaluation is ongoing, the impact on existing processes, controls, information systems and the consolidated financial statements is expected to be material.
NOTE 3. Discontinued Operations
The Company completed the sale of the majority of its global Climate business (the "Climate Transaction") during 2015 and completed the divestiture of its global Interiors business in 2016 (the "Interiors Divestiture"). These transactions met the conditions required to qualify for discontinued operations reporting and accordingly the settlement of retained contingencies have been classified in income from discontinued operations, net of tax, in the consolidated statements of comprehensive income for the three and six months ended June 30, 2018 and 2017.
Discontinued operations are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Dollars in Millions)
Selling, general and administrative expenses	$(1)	$—	$(1)	$—
Restructuring expense	—	—	(1)	—
Gain on Climate Transaction	—	—	3	7
Income tax benefit	—	—	—	1
(Loss) income from discontinued operations, net of tax	$(1)	$—	$1	$8
During the first quarter of 2018, the Company recognized a $3 million benefit on settlement of litigation matters with its former CEO as further described in Note 16, "Commitments and Contingencies."

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
NOTE 4. Non-Consolidated Affiliates
Non-Consolidated Affiliate Transactions
During the first quarter of 2017, the Company completed the sale of its 50% interest in an equity method investment for proceeds of $7 million, consistent with its carrying value. Additionally, the Company sold a cost method investment for proceeds of approximately $3 million and recorded a pretax loss of $1 million, classified as "other income, net."
During the second quarter of 2017, the Company sold a cost method investment for proceeds of approximately $3 million. The Company recorded a pretax gain of $3 million classified as "other income, net."
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
Visteon and Yangfeng Automotive Trim Systems Co. Ltd. ("YF") each own 50% of a joint venture under the name of Yanfeng Visteon Investment Co., Ltd. ("YFVIC"). In October 2014, YFVIC completed the purchase of YF’s 49% direct ownership in Yanfeng Visteon Automotive Electronics Co., Ltd ("YFVE") a consolidated joint venture of the Company. The purchase by YFVIC was financed through a shareholder loan from YF and external borrowings which were guaranteed by Visteon, of which $12 million is outstanding as of June 30, 2018. The guarantee contains standard non-payment provisions to cover the borrowers in event of non-payment of principal, accrued interest, and other fees, and the loan is expected to be fully paid by September 2019.
The Company determined that YFVIC is a VIE. The Company holds a variable interest in YFVIC primarily related to its ownership interests and subordinated financial support. The Company and YF each own 50% of YFVIC and neither entity has the power to control the operations of YFVIC; therefore, the Company is not the primary beneficiary of YFVIC and does not consolidate the joint venture.
A summary of the Company's investments in YFVIC is provided below.

	June 30	December 31
	2018	2017
	(Dollars in Millions)
Payables due to YFVIC	$13	$12
Exposure to loss in YFVIC:
Investment in YFVIC	$34	$28
Receivables due from YFVIC	22	35
Subordinated loan receivable from YFVIC	20	22
Loan guarantee of YFVIC debt	12	15
Maximum exposure to loss in YFVIC	$88	$100

NOTE 5. Restructuring Activities
Given the economically-sensitive and highly competitive nature of the automotive electronics industry, the Company continues to closely monitor current market factors and industry trends, taking action as necessary which may include restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows. During the three and six months ended June 30, 2018, the Company recorded $5 million and $11 million of restructuring expenses, including discontinued operations, net of reversals, respectively.
Electronics
During the second quarter of 2018, the Company recorded approximately $3 million of restructuring expenses related to severance and termination benefits associated with legacy employees at a South America facility.
During the second quarter of 2018, the Company recorded $2 million of restructuring expenses related to severance and termination benefits associated with employees at North America manufacturing facilities due to the wind-down of certain products.
During the fourth quarter of 2016, the Company approved a restructuring program impacting engineering and administrative functions, associated with approximately 250 employees to further align the Company's engineering and related administrative footprint with its core product technologies and customers. During the three and six months ended June 30, 2018, the Company recorded approximately less than $1 million and $5 million of restructuring expenses, respectively under this program, and $5 million remains accrued for the program as of June 30, 2018. Through June 30, 2018, the Company has recorded approximately $45 million of restructuring expenses since inception of this program and it is considered substantially complete.
Discontinued Operations
During the first half of 2018, the Company recorded $1 million associated with a former European Interiors facility related to settlement of employee severance litigation.
As of June 30, 2018, the Company retained approximately $3 million of restructuring reserves as part of the Interiors Divestiture associated with previously announced programs for the fundamental reorganization of operations at facilities in Brazil and France.
Restructuring Reserves
Restructuring reserve balances of $13 million and $24 million as of June 30, 2018 and December 31, 2017, respectively, are classified as "Other current liabilities" on the consolidated balance sheets. The Company anticipates that the activities associated with the current restructuring reserve balance will be substantially complete within one year. The Company’s consolidated restructuring reserves and related activity are summarized below, including amounts associated with discontinued operations.

	Electronics	Other and Discontinued Operations	Total
	(Dollars in Millions)
December 31, 2017	$18	$6	$24
Expense	5	1	6
Utilization	(12)	—	(12)
March 31, 2018	11	7	18
Expense	5	—	5
Utilization	(5)	(4)	(9)
Foreign currency	(1)	—	(1)
June 30, 2018	$10	$3	$13

NOTE 6. Inventories
Inventories consist of the following components:

	June 30	December 31
	2018	2017
	(Dollars in Millions)
Raw materials	$130	$127
Work-in-process	35	31
Finished products	32	31
	$197	$189
NOTE 7. Other Assets
Other current assets are comprised of the following components:

	June 30	December 31
	2018	2017
	(Dollars in Millions)
Recoverable taxes	$58	$56
Prepaid assets and deposits	40	36
Joint venture receivables	31	43
Contractually reimbursable engineering costs	27	14
Notes receivable	12	23
Derivative financial instruments	1	1
Other	4	2
	$173	$175
The Company receives bank notes from certain of its customers in China to settle trade accounts receivable. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash. The Company has entered into arrangements with financial institutions to sell certain bank notes, generally maturing within nine months. Notes are sold with recourse, but qualify as a sale as all rights to the notes have passed to the financial institution. The Company sold $14 million during the six months ended June 30, 2018 to financial institutions, $5 million of which remains outstanding and will mature no later than the fourth quarter of 2018. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature.
Other non-current assets are comprised of the following components:

	June 30	December 31
	2018	2017
	(Dollars in Millions)
Deferred tax assets	$44	$46
Contractually reimbursable engineering costs	39	24
Recoverable taxes	32	35
Joint venture receivables	18	22
Long term notes receivable	10	10
Other	12	14
	$155	$151
In conjunction with the Interiors Divestiture, the Company entered into a three year term loan with the buyer for $10 million, which matures on December 1, 2019.
Current and non-current contractually reimbursable engineering costs of $27 million and $39 million, respectively, as of June 30, 2018, and $14 million and $24 million, respectively, as of December 31, 2017, are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of approximately $16 million during the remainder of 2018, $42 million in 2019, $2 million in 2020, $2 million in 2021 and $4 million in 2022 and beyond.
NOTE 8. Intangible Assets, net
Intangible assets, net as of June 30, 2018 and December 31, 2017, are comprised of the following:

		June 30, 2018			December 31, 2017
	Estimated Weighted Average Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(Dollars in Millions)
Definite-Lived:
Developed technology	8	$40	$(29)	$11	$40	$(27)	$13
Customer related	10	87	(39)	48	88	(35)	53
Capitalized software development	4	11	(2)	9	8	(1)	7
Other	23	13	(1)	12	13	(1)	12
Subtotal		151	(71)	80	149	(64)	85
Indefinite-Lived:
Goodwill		45	—	45	47	—	47
Total		$196	$(71)	$125	$196	$(64)	$132
The Company recorded approximately $3 million and $7 million of amortization expense related to definite-lived intangible assets for the three and six months ended June 30, 2018, respectively. The Company currently estimates annual amortization expense to be $16 million for both 2018 and 2019, $13 million for 2020, and $11 million for years 2021 and 2022. Indefinite-lived intangible assets are not amortized but are tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired. There were no indicators of impairment during the six months ended June 30, 2018.
During the year ended December 31, 2017, the Company contributed $2 million to American Center for Mobility, a non-profit state of the art research and development facility. The contribution provides the Company certain rights regarding access to the facility for three years. The Company will use the facility for autonomous driving research and development activities for multiple products and therefore capitalized the contribution as an intangible asset. The Company will make a second contribution of $2 million during the third quarter of 2018. The asset is being amortized on a straight-line basis over a 36 month period beginning in January 2018.
A roll-forward of the carrying amounts of intangible assets is presented below:

	Definite-lived intangibles
	Developed Technology	Customer Related	Capitalized Software Development	Other	Goodwill	Total
	(Dollars in Millions)
December 31, 2017	$13	$53	$7	$12	$47	$132
Additions	—	—	3	—	—	3
Foreign currency	—	(1)	—	—	(2)	(3)
Amortization	(2)	(4)	(1)	—	—	(7)
June 30, 2018	$11	$48	$9	$12	$45	$125

NOTE 9. Other Liabilities
Other current liabilities are summarized as follows:

	June 30	December 31
	2018	2017
	(Dollars in Millions)
Product warranty and recall accruals	$33	$33
Dividends payable to non-controlling interests	29	3
Income taxes payable	19	12
Rent and royalties	16	24
Restructuring reserves	13	24
Joint venture payables	13	12
Non-income taxes payable	9	10
Deferred income	7	18
Derivative financial instruments	—	1
Distribution payable	—	14
Other	23	29
	$162	$180
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
Other non-current liabilities are summarized as follows:

	June 30	December 31
	2018	2017
	(Dollars in Millions)
Derivative financial instruments	$22	$23
Product warranty and recall accruals	15	16
Deferred income	14	16
Income tax reserves	11	12
Non-income tax reserves	6	7
Other	19	21
	$87	$95
NOTE 10. Debt
The Company’s short and long-term debt consists of the following:

	June 30	December 31
	2018	2017
	(Dollars in Millions)
Short-Term Debt:
Current portion of long-term debt	$—	$2
Short-term borrowings	30	44
	$30	$46
Long-Term Debt:
Term debt facility	$348	$347

Short-Term Debt
Short-term borrowings are primarily related to the Company's non-U.S. affiliates and joint ventures and are payable in U.S. Dollar, Chinese Renminbi and India Rupee. Available borrowings on outstanding affiliate credit facilities as of June 30, 2018, are approximately $27 million and certain of these facilities have pledged assets as security.
Long-Term Debt
As of December 31, 2017, the Company had a credit agreement (the “Credit Agreement”), which includes a $350 million Term Facility maturing on March 24, 2024 and a Revolving Credit Facility with a capacity of $300 million, which matures on March 24, 2022.
On May 30, 2018, the Company entered into a fourth amendment of its Credit Agreement to reduce the applicable margin on Eurodollar Rate loans. At the Company’s option, the Term Facility under the amended Credit Agreement interest shall accrue at a rate equal to the applicable annualized domestic rate plus an applicable margin of 0.75% or the LIBOR-based rate plus an applicable margin of 1.75% per annum.
The Company is required to pay accrued interest on any outstanding principal balance under the credit facility with a frequency of the lesser of the LIBOR tenor or every three months. Any outstanding principal under this facility will be due upon the maturity date. The Company may also terminate or reduce the borrowing commitments under this facility, in whole or in part, upon three business days’ notice.
Loans drawn under the Revolving Credit Facility accrue interest at an annualized rate equal to LIBOR plus a margin ranging from 1.25% to 2.25% as specified by a ratings grid contained in the Credit Agreement. Based on the Company’s current credit ratings, borrowings would accrue interest at LIBOR plus 1.75% per annum. The Revolving Credit Facility also provides $75 million availability for the issuance of letters of credit and a maximum of $20 million for swing line borrowing. Any amount of the facility utilized for letters of credit or swing line loans outstanding will reduce the amount available under the amended Revolving Credit Facility.
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
The Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, and contains customary events of default. The Revolving Credit Facility also requires that the Company maintain a total net leverage ratio no greater than 3.00:1.00. During any period when the Company’s corporate and family ratings meet investment grade ratings, certain of the negative covenants will be suspended. As of June 30, 2018, the Company was in compliance with all its debt covenants.
As of June 30, 2018, the outstanding aggregate principal borrowing under the amended Term Facility is $350 million and there were no outstanding borrowings under the Revolving Credit Facility.
Other
The Company has a $5 million letter of credit facility, whereby the Company is required to maintain a collateral account equal to 103% of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of June 30, 2018. Additionally, the Company had $16 million of locally issued letters of credit with less than $1 million of collateral as of June 30, 2018, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 11. Employee Benefit Plans
Defined Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended June 30, 2018 and 2017 were as follows:

	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
	(Dollars in Millions)
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$(1)	$(1)
Pension financing benefit (cost):
Interest cost	(7)	(7)	(2)	(2)
Expected return on plan assets	10	10	3	2
Amortization of losses and other	—	—	(1)	(1)
Net pension income (expense)	$3	$3	$(1)	$(2)
The Company's net periodic benefit costs for all defined benefit plans for the six month periods ended June 30, 2018 and 2017 were as follows:

	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
	(Dollars in Millions)
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$(1)	$(1)
Pension financing benefit (cost):
Interest cost	(14)	(14)	(4)	(4)
Expected return on plan assets	20	20	5	4
Amortization of losses and other	—	—	(1)	(1)
Restructuring related pension cost:
Special termination benefits	(1)	—	—	—
Net pension income (expense)	$5	$6	$(1)	$(2)
The Company previously recorded service cost with other components of net pension income (expense) in cost of sales and selling, general and administrative expenses. Adoption of ASU 2017-07, “Compensation - Retirement Benefits (Topic 715)," resulted in the reclassification of pension financing benefit (cost) into "other income, net. "
During the six months ended June 30, 2018, cash contributions to the Company's defined benefit plans were less than $1 million for the U.S. plans and $3 million for the non-U.S. plans. The Company estimates that cash contributions to its defined benefit pension plans will be $7 million in 2018.
NOTE 12. Income Taxes
During the three and six month periods ended June 30, 2018, the Company recorded a provision for income tax on continuing operations of $12 million and $33 million, respectively, which reflects income tax expense in countries where the Company is profitable; accrued withholding taxes; ongoing assessments related to the recognition and measurement of uncertain tax benefits; the inability to record a tax benefit for pretax losses and/or recognize expense for pretax income in certain jurisdictions (including the U.S.) due to valuation allowances; and other non-recurring tax items. Pretax losses from continuing operations in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $8 million and $9 million for the six month periods ended June 30, 2018 and 2017, respectively, resulting in an increase in the Company's effective tax rate in those years.

The reduction of the U.S. federal statutory income tax rate from 35% to 21% under the Tax Cuts and Jobs Act (the “Act”) enacted in December 2017, did not have a significant impact to income tax expense for the six months ended June 30, 2018 due to the U.S. valuation allowance. The Company ’s income tax expense reflects the estimated impacts of other provisions of the Act including the global minimum income tax and base erosion tax provisions related to offshore activities and affiliated party payments neither of which had a significant impact to income tax expense for the six months ended June 30, 2018.
The Company provides for U.S. and non-U.S. income taxes and non-U.S. withholding taxes on the projected future repatriations of the earnings from its non-U.S. operations that are not considered permanently reinvested at each tier of the legal entity structure. During the six month periods ended June 30, 2018 and 2017, the Company recognized expense primarily related to non-U.S. withholding taxes, including exchange impacts, of $4 million in both years, reflecting the Company's forecasts which contemplate numerous financial and operational considerations that impact future repatriations.
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
The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences and tax planning strategies. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses, in particular, when there is a cumulative loss incurred over a three-year period. In regards to the full valuation allowance recorded against the U.S. net deferred tax assets, the cumulative U.S. pretax book loss adjusted for significant permanent items incurred over the three-year period ended December 31, 2017 limits the ability to consider other subjective evidence such as the Company’s plans to improve U.S. profits, and as such, the Company continues to maintain a full valuation allowance against the U.S. net deferred tax assets. Based on the Company’s current assessment, it is possible that within the next 6 to 18 months, the existing valuation allowance against the U.S. net deferred tax assets could be partially released. Any such release is dependent upon the sustained improvement in U.S. operating results, and, if such a release of the valuation allowance were to occur, it could have a significant impact on net income in the quarter in which it is deemed appropriate to partially release the reserve.
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

Unrecognized Tax Benefits
Gross unrecognized tax benefits as of June 30, 2018 and December 31, 2017, including amounts attributable to discontinued operations, were $18 million in both years. Of these amounts approximately $11 million and $9 million as of June 30, 2018 and December 31, 2017, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. If the uncertainty is resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at June 30, 2018 and December 31, 2017 was $2 million and $3 million, respectively.
With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2014, or state, local or non-U.S. income tax examinations for years before 2003, although U.S. net operating losses carried forward into open tax years technically remain open to adjustment. During the first quarter of 2018, the IRS informed the Company that the 2016 tax year would be added to the ongoing examination of the Company’s U.S. tax returns for 2014 and 2015. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in Europe, Asia and Mexico could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) in the amount of $11 million is included in "Other non-current liabilities" on the consolidated balance sheet, while the current portion in the amount of $2 million, is included in "Other current liabilities" on the consolidated balance sheet.
During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) related to the sale of its chassis business to a third party, which required a deposit in the amount of $15 million during 2013 necessary to open a judicial proceeding against the government in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities after attempts to reopen an appeal of the administrative decision failed. Adjusted for currency impacts and accrued interest, the deposit amount is approximately $14 million, as of June 30, 2018. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments, as well as income tax refund claims associated with other jurisdictions, total $17 million as of June 30, 2018, and are included in "Other non-current assets" on the consolidated balance sheet.

NOTE 13. Stockholders’ Equity and Non-controlling Interests
Changes in equity for the three and six months ended June 30, 2018 and 2017 are as follows:

	2018			2017
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Three Months Ended June 30, 2018
Beginning balance	$506	$109	$615	$548	$132	$680
Net income from continuing operations	36	1	37	45	3	48
Net income from discontinued operations	(1)	—	(1)	—	—	—
Net income	35	1	36	45	3	48
Other comprehensive income (loss)
Foreign currency translation adjustments	(49)	(7)	(56)	21	1	22
Net investment hedge	8	—	8	(12)	—	(12)
Benefit plans	2	—	2	(1)	—	(1)
Unrealized hedging gain	1	—	1	(1)	—	(1)
Total other comprehensive income	(38)	(7)	(45)	7	1	8
Stock-based compensation, net	13	—	13	4	—	4
Share repurchases	—	—	—	(35)	—	(35)
Dividends to non-controlling interests	—	(3)	(3)	—	—	—
Ending balance	$516	$100	$616	$569	$136	$705

	2018			2017
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Six Months Ended June 30, 2018
Beginning balance	$637	$124	$761	$586	$138	$724
Net income from continuing operations	99	5	104	100	7	107
Net income from discontinued operations	1	—	1	8	—	8
Net income	100	5	105	108	7	115
Other comprehensive income (loss)
Foreign currency translation adjustments	(29)	(1)	(30)	40	2	42
Net investment hedge	2	—	2	(13)	—	(13)
Benefit plans	2	—	2	(1)	—	(1)
Unrealized hedging gain	4	—	4	3	—	3
Total other comprehensive income	(21)	(1)	(22)	29	2	31
Stock-based compensation, net	—	—	—	6	—	6
Share repurchases	(200)	—	(200)	(160)	—	(160)
Dividends to non-controlling interests	—	(28)	(28)	—	(11)	(11)
Ending balance	$516	$100	$616	$569	$136	$705
Stock-based Compensation, net
On June 7, 2018, the Company modified the accounting for certain cash settled stock-based compensation Restricted Stock Units ("RSUs") for non-employee directors of the Company. These awards, previously subject to liability accounting, are now expected to settle in stock. The liability of $6 million related to these awards has been reclassified to shareholders' equity as of June 30, 2018 and will be subject to equity method accounting going forward.

During the six months ended June 30, 2018, the Company recognized a $10 million benefit on forfeiture of unvested shares due to the settlement of a litigation matter as further described in Note 16, Commitments and Contingencies.
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
During the first six months of 2018, the Company entered into various programs with third-party financial institutions for an aggregate purchase price of $200 million as further described below:

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

•
On March 6, 2018 the Company entered into an ASB program with a third-party financial institution to purchase shares of Visteon common stock for an aggregate purchase price of $150 million. On March 7, 2018, the Company received an initial delivery of 988,386 shares of common stock using a reference price of $121.41. The ASB program concluded on July 20, 2018 and the Company received an additional 229,986 shares. In total the Company purchased 1,218,372 shares at an average price of $123.12 under this ASB program.

As of June 30, 2018, $500 million of the authorization through 2020 remains outstanding. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other factors.
Non-Controlling Interests
The Company's non-controlling interests are as follows:

	June 30	December 31
	2018	2017
	(Dollars in Millions)
Yanfeng Visteon Automotive Electronics Co., Ltd.	$54	$77
Shanghai Visteon Automotive Electronics, Co., Ltd.	43	44
Other	3	3
	$100	$124

Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Dollars in Millions)
Changes in AOCI:
Beginning balance	$(157)	$(211)	$(174)	$(233)
Other comprehensive income before reclassification, net of tax	(39)	6	(22)	26
Amounts reclassified from AOCI	1	1	1	3
Ending balance	$(195)	$(204)	$(195)	$(204)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(80)	$(144)	$(100)	$(163)
Other comprehensive income before reclassification, net of tax (a)	(49)	21	(29)	40
Ending balance	(129)	(123)	(129)	(123)
Net investment hedge
Beginning balance	(18)	9	(12)	10
Other comprehensive loss before reclassification, net of tax (a)	8	(12)	2	(13)
Ending balance	(10)	(3)	(10)	(3)
Benefit plans
Beginning balance	(63)	(75)	(63)	(75)
Other comprehensive income before reclassification, net of tax (a)	1	(1)	1	(1)
Amounts reclassified from AOCI	1	—	1	—
Ending balance	(61)	(76)	(61)	(76)
Unrealized hedging (loss) gain
Beginning balance	4	(1)	1	(5)
Other comprehensive income before reclassification, net of tax (b)	1	(2)	4	—
Amounts reclassified from AOCI	—	1	—	3
Ending balance	5	(2)	5	(2)
Total AOCI	$(195)	$(204)	$(195)	$(204)
(a) Net tax expense was less than $1 million for both the three and six months ended June 30, 2018 and 2017.
(b) Net tax benefit was less than $1 million related to unrealized hedging loss (gain) for the three months ended June 30, 2018 and 2017. Net tax expense of less than $1 million and $1 million are related to unrealized hedging gain for the six months ended June 30, 2018 and 2017, respectively.

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

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(In Millions, Except Per Share Amounts)
Numerator:
Net income from continuing operations attributable to Visteon	$36	$45	$99	$100
Net (loss) income from discontinued operations attributable to Visteon	(1)	—	1	8
Net income attributable to Visteon	$35	$45	$100	$108
Denominator:
Average common stock outstanding - basic	29.6	31.5	30.1	32.1
Dilutive effect of performance based share units and other	0.3	0.5	0.3	0.5
Diluted shares	29.9	32.0	30.4	32.6
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon:
Continuing operations	$1.22	$1.43	$3.29	$3.12
Discontinued operations	(0.03)	—	0.03	0.25
	$1.19	$1.43	$3.32	$3.37
Diluted earnings (loss) per share attributable to Visteon:
Continuing operations	$1.20	$1.41	$3.26	$3.07
Discontinued operations	(0.03)	—	0.03	0.24
	$1.17	$1.41	$3.29	$3.31
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

Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. The fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy. These assets include long-lived assets, intangible assets and investments in affiliates, which may be written down to fair value as a result of impairment. During the six months ended June 30, 2018, there were no items measured at fair value on a nonrecurring basis.
Items Not Carried at Fair Value
The Company's fair value of debt was approximately $380 million and $401 million as of June 30, 2018 and December 31, 2017, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2, "Other Observable Inputs" in the fair value hierarchy.

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
Foreign Exchange Risk: The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. The Company primarily uses foreign currency derivative instruments, including forward and option contracts, to mitigate the variability of the value of cash flows denominated in currency other than the hedging entity's functional currency. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s current hedged foreign currency exposures include the Euro, Japanese Yen, Thailand Baht and Mexican Peso.
As of June 30, 2018, and December 31, 2017, the Company had foreign currency derivative instruments with aggregate notional value of approximately $111 million and $119 million, respectively. At June 30, 2018, approximately $90 million of the hedge instruments have been designated as cash flow hedges. Accordingly, the total change in fair value of the transactions are initially recognized in other comprehensive income, a component of shareholders' equity, if considered highly effective. Upon settlement of the transactions, the accumulated gains and losses are reclassified to income in the same periods during which the hedged cash flows impact earnings. The fair value of these derivatives is an asset of $1 million and a liability of $2 million, as of June 30, 2018, and December 31, 2017, respectively. The difference between the gross and net value of these derivatives after offset by counter party is not material. The estimated AOCI that is expected to be reclassified into earnings within the next 12 months is an approximate gain of $1 million. The terms of the hedges do not exceed 18 months.
At December 31, 2017, the Company had cross currency swaps to mitigate the variability of the value of the Company's investment in certain European subsidiaries with an aggregate notional value of $150 million, designated as net investment hedges under the forward rate method of effectiveness assessment. The aggregate fair value was a non-current liability of $23 million at December 31, 2017.
In connection with the Company's early adoption of ASU 2017-12, on March 29, 2018 the Company re-designated the hedging relationships of its existing cross currency swaps. The cross currency swaps continued to be designated as net investment hedges of certain of the Company's European affiliates. Concurrent with its adoption of the new standard, the Company elected to change the method of hedge effectiveness to the spot rate method. Accordingly, periodic changes in the fair value of the cross currency swaps are recognized in other comprehensive income, as a component of shareholders' equity, if highly effective.
On May 30, 2018, concurrent with the fourth amendment of its Credit Agreement, the Company elected to de-designate its net investment hedge relationships and modify its existing cross currency swaps to more closely align with certain terms of the amended facility. The amended swaps were then designated as new net investment hedging relationships of the Company's investments in certain European affiliates. Additionally, the Company executed an incremental $50 million in notional value of cross currency swaps, which were designated as net investment hedges of certain of its European affiliates. At June 30, 2018, the Company had cross currency swaps with an aggregate notional value of $200 million designated as net investment hedges.

The Company will continue to assess the net investment hedge transactions under the spot rate method. The aggregate fair value of the Company's $200 million notional value of cross currency swaps designated as net investment hedges was a non-current liability of $22 million as of June 30, 2018. The value of the off-market excluded component is approximately a loss of $3 million as of June 30, 2018, which will be amortized into earnings on a straight-line basis through expiration of the swaps in August 2022.
Interest Rate Risk: The Company is subject to interest rate risk in relation to variable-rate debt. The Company uses financial derivative instruments to manage exposure to fluctuations in interest rates in connection with its risk management policies.
At December 31, 2017, the Company had an aggregate notional value of $150 million of interest rate swaps intended to mitigate the variability of interest expense related to the floating rate debt under the Term Facility. On May 30, 2018, concurrent with the amendment of its Term Facility, the Company terminated the interest rate swaps and received $4 million of proceeds upon settlement. Simultaneously, the Company executed new interest rate swaps with an aggregate notional value of $200 million to effectively convert designated floating rate interest payments to fixed cash flows. The maturities of these swaps do not exceed the underlying obligations under the amended Term Facility. The instruments are designated as cash flow hedges, accordingly, the effective portion of the periodic changes in the fair value of the swap transactions is recognized in accumulated other comprehensive income, a component of shareholders' equity. Subsequently, the accumulated gains and losses recorded in equity are reclassified to income in the period during which the hedged cash flow impacts earnings. As of June 30, 2018 and December 31, 2017, the fair value of the derivative was an asset of less than $1 million and $1 million, respectively. AOCI expected to be reclassified into earnings within the next 12 months is a gain of $1 million.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the three and six months ended June 30, 2018 and 2017 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)		Recorded in Income (Loss)
	2018	2017	2018	2017	2018	2017
	(Dollars in Millions)
Three Months Ended June 30, 2018
Foreign currency risk - Sales:
Cash flow hedges	$(1)	$—	$—	$—	$—	$—
Non-designated cash flow hedges	—	—	—	—	(1)	—
Foreign currency risk - Cost of sales:
Cash flow hedges	1	(2)	—	(1)	—	—
Non-designated cash flow hedges	—	—	—	—	1	2
Foreign currency risk - Interest expense, net:
Net investment hedges	8	(12)	—	—	—	—
Interest rate risk - Interest expense, net:
Interest rate swap	1	—	—	(1)	—	—
	$9	$(14)	$—	$(2)	$—	$2
Six Months Ended June 30, 2018
Foreign currency risk - Sales:
Cash flow hedges	$—	$—	$—	$—	$—	$—
Non-designated cash flow hedges	—	—	—	—	—	—
Foreign currency risk - Cost of sales:
Cash flow hedges	2	—	—	(3)	—	—
Non-designated cash flow hedges	—	—	—	—	1	3
Foreign currency risk - Interest expense, net:
Net investment hedges	2	(13)	—	—	—	—
Interest rate risk - Interest expense, net:
Interest rate swap	2	—	—	(1)	—	—
	$6	$(13)	$—	$(4)	$1	$3
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
The Company's credit risk with any individual customer does not exceed ten percent of total accounts receivable except for Ford and its affiliates which represent 25% and 28%, Mazda which represents 18% and 17% and Renault/Nissan which represents 13% and 14%, of the balance as of June 30, 2018 and December 31, 2017, respectively.

NOTE 16. Commitments and Contingencies
Litigation and Claims
In 2003, the Local Development Finance Authority of the Charter Township of Van Buren, Michigan (the “Township”) issued, approximately $28 million in bonds finally maturing in 2032, the proceeds of which were used at least in part to assist in the development of the Company’s U.S. headquarters located in the Township. During January 2010, the Company and the Township entered into a settlement agreement (the “Settlement Agreement”) that, among other things, reduced the taxable value of the headquarters property to current market value and facilitated certain claims of the Township in the Company’s chapter 11 proceedings. The Settlement Agreement also provided that the Company would negotiate in good faith with the Township in the event that property tax payments was inadequate to permit the Township to meet its payment obligations with respect to the bonds. In September 2013, the Township notified the Company in writing that it is estimating a shortfall in tax revenues of between $25 million and $36 million, which could render it unable to satisfy its payment obligations under the bonds. On May 12, 2015, the Township commenced a proceeding against the Company in the U. S. Bankruptcy Court for the District of Delaware in connection with the foregoing. Upon the Company’s motion to dismiss, the Township dismissed the proceeding before the Delaware Bankruptcy Court and re-commenced the proceeding against the Company in the Michigan Wayne County Circuit Court for the State of Michigan on July 2, 2015. The Township sought damages or, alternatively, declaratory judgment that, among other things, the Company is responsible under the Settlement Agreement for payment of any shortfall in the bond debt service payments. On February 2, 2016, the Wayne County Circuit Court dismissed the Township’s lawsuit without prejudice on the basis that the Township’s claims were not ripe for adjudication. The Township appealed the decision to the Michigan Court of Appeals, which affirmed the dismissal of the Township’s lawsuit. The Township has sought leave to appeal from the Michigan Supreme Court. On May 11, 2018, the Supreme Court directed supplemental briefing and oral argument “on whether to grant the application or take other action.” The Township filed its supplemental brief on June 22, 2018, and Visteon filed its brief on July 13, 2018. It is anticipated that oral argument will take place in either late 2018, or early 2019. The Company disputes the factual and legal assertions made by the Township and intends to vigorously defend the matter. The Company is not able to estimate the possible loss or range of loss in connection with this matter.
The dispute between the Company and its former President and Chief Executive Officer, Timothy D. Leuliette, was resolved in the first quarter of 2018. Pursuant to the resolution, the Company recognized $17 million of pre-tax income, representing the forfeiture of stock based awards and release of other liabilities accrued during prior periods. The benefit is classified as a reduction to selling, general and administrative expenses of $10 million, a benefit to other income, net of $4 million, and a benefit to discontinued operations of $3 million.
In November 2013, the Company and Halla Visteon Climate Control Corporation (“HVCC”), jointly filed an Initial Notice of Voluntary Self-Disclosure statement with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) regarding certain sales of automotive HVAC components by a minority-owned, Chinese joint venture of HVCC into Iran. The Company updated that notice in December 2013, and subsequently filed a voluntary self-disclosure regarding these sales with OFAC in March 2014. In May 2014, the Company voluntarily filed a supplementary self-disclosure identifying additional sales of automotive HVAC components by the Chinese joint venture, as well as similar sales involving an HVCC subsidiary in China, totaling approximately $12 million, and filed a final voluntary-self disclosure with OFAC on October 17, 2014. OFAC is currently reviewing the results of the Company’s investigation. Following that review, OFAC may conclude that the disclosed sales resulted in violations of U.S. economic sanctions laws and warrant the imposition of civil penalties, such as fines, limitations on the Company's ability to export products from the United States, and/or referral for further investigation by the U.S. Department of Justice. Any such fines or restrictions may be material to the Company’s financial results in the period in which they are imposed, but is not able to estimate the possible loss or range of loss in connection with this matter. Additionally, disclosure of this conduct and any fines or other action relating to this conduct could harm the Company’s reputation and have a material adverse effect on its business, operating results and financial condition. The Company cannot predict when OFAC will conclude its own review of voluntary self-disclosures or whether it may impose any of the potential penalties described above.
The Company's operations in Brazil and Argentina are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of June 30, 2018, the Company maintained accruals of approximately $15 million and $3 million for claims aggregating approximately $117 million and $3 million in Brazil and Argentina, respectively. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
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
As part of the agreements of the Climate Transaction and Interiors Divestiture, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of June 30, 2018, the Company has approximately $5 million and $3 million of outstanding guarantees, related to the divested Climate and Interiors entities, respectively. These guarantees will generally cease upon expiration of current lease agreements.
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
The following table provides a reconciliation of changes in the product warranty and recall claims liability:

	Six Months Ended June 30
	2018	2017
	(Dollars in Millions)
Beginning balance	$49	$55
Accruals for products shipped	9	10
Changes in estimates	(2)	2
Specific cause actions	3	—
Recoverable warranty/recalls	2	—
Foreign currency	(1)	2
Settlements	(12)	(19)
Ending balance	$48	$50
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
Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of June 30, 2018 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 17. Revenue Recognition
Disaggregated revenue by geographical market and product lines is as follows:

	Three Months Ended June 30	Six Months Ended June 30
	2018	2018
	(Dollars in Millions)
Geographical Markets (a)
Asia	$302	$624
Europe	261	536
Americas	205	432
Hedging impacts and eliminations	(10)	(20)
	$758	$1,572
(a) Company sales based on geographic region where sale originates and not where customer is located.

	Three Months Ended June 30	Six Months Ended June 30
	2018	2018
	(Dollars in Millions)
Product Lines
Instrument clusters	$307	$633
Audio and infotainment	194	402
Information displays	126	266
Climate controls	32	71
Body and security	30	61
Telematics	16	34
Other (includes HUD)	54	105
Hedging impacts	(1)	—
	$758	$1,572
The Company generates revenue from the production of automotive vehicle cockpit electronics parts sold to OEM’s, or Tier 1 suppliers at the direction of the OEM, under long term supply agreements supporting new vehicle production. Such agreements may also require related production for service parts, subsequent to initial vehicle production periods.
In connection with the sale of electronics parts, the Company is subject to typical assurance warranty obligations that only cover the compliance of the electronics parts produced according to agreed-upon specifications. For further detail on the Company’s warranty obligations see Note 16 "Commitments and Contingencies."

Performance Obligations

The Company’s contracts with customers involve various governing documents (Sourcing Agreements, Master Purchase Agreements, Terms and Conditions Agreements, etc.) which do not reach the level of a performance obligation of the Company until the Company receives either a purchase order and/or a customer release for a specific number of parts at a specified price, at which point the collective group of documents represent an enforceable contract. While the long term supply agreements generally range from three to five years, customers make no commitments to volumes, and pricing or specifications can change prior to or during production. The Company recognizes revenue when control of the parts produced are transferred to the customer according to the terms of the contract, which is usually when the parts are shipped or delivered to the customer’s premises. Customers are generally invoiced upon shipment or delivery and payment generally occurs within 45 to 90 days. Customers in China are often invoiced one month after shipment or delivery. Customer returns, when they occur, relate to quality rework issues and are not connected to any repurchase obligation of the Company. As of June 30, 2018, all unfulfilled performance obligations are expected to be fulfilled within the next twelve months.

Revenue is measured based on the transaction price and the quantity of parts specified in a contract with a customer. Discrete price changes may occur during the vehicle production period in order for the Company to remain competitive with market prices or based on changes in product specifications. In addition, customers may request or expect certain discounts not reflected in the purchase order that require estimation. In the event the Company concludes that a portion of the revenue for a given part may vary from the purchase order, the Company estimates variable consideration at the most likely amount to which the Company expects to be entitled. The estimates typically represent a narrow range of discounts and are based on historical experience and input from customer negotiations. The Company records such estimates within Sales and Accounts receivable, net, within the consolidated statements of comprehensive income and consolidated balance sheets, respectively. The Company adjusts its estimate of revenue at the earlier of when the most likely amount of consideration changes or when the consideration becomes fixed. During the three and six months ended June 30, 2018, the Company recognized approximately $3 million and $11 million net increase in transaction price related to performance obligations satisfied in previous periods, respectively.

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
Contract Balances
The Company has no material contract assets, contract liabilities or capitalized contract acquisition costs as of June 30, 2018.
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
Electronics sales were $758 million and $774 million for the three months ended June 30, 2018 and 2017, respectively. Segment Adjusted EBITDA was $81 million and $84 million for the three months ended June 30, 2018 and 2017, respectively.
Electronics sales were $1,572 million and $1,584 million for the six months ended June 30, 2018 and 2017, respectively. Segment Adjusted EBITDA was $185 million for both six month periods ended ended June 30, 2018 and 2017, respectively.
The reconciliation of Adjusted EBITDA to net income attributable to Visteon is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
	(Dollars in Millions)
Adjusted EBITDA	$81	$84	$185	185
Depreciation and amortization	(23)	(22)	(45)	(41)
Restructuring expense	(5)	(3)	(10)	(4)
Interest expense, net	(2)	(4)	(4)	(9)
Equity in net income of non-consolidated affiliates	4	3	7	5
Provision for income taxes	(12)	(10)	(33)	(26)
(Loss) income from discontinued operations, net of tax	(1)	—	1	8
Net income attributable to non-controlling interests	(1)	(3)	(5)	(7)
Non-cash, stock-based compensation expense	(6)	(4)	—	(6)
Other	—	4	4	3
Net income attributable to Visteon Corporation	$35	$45	$100	$108

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Description of Business
Visteon Corporation is a global automotive supplier that designs, engineers and manufactures innovative electronics products for nearly every original equipment vehicle manufacturer ("OEM") worldwide including Ford, Mazda, Renault/Nissan, General Motors, Jaguar/Land Rover, Honda, Volkswagen, BMW and Daimler. Visteon is headquartered in Van Buren Township, Michigan, and has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 10,000 employees, dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the United States.
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
The Company has laid out the following strategic priorities:

•
Long-Term Growth and Margin Expansion - Visteon offers technology and related manufacturing operations for instrument clusters, information displays, infotainment systems, audio systems, telematics solutions, and head-up displays. Backlog, defined as cumulative remaining awarded life-of-program expected booked sales, is approximately $21.1 billion as of June 30, 2018, reflecting a strong booked sales base on which to launch future growth.

Core business financial results continue to improve with Adjusted EBITDA margin of 11.8% in the six months ended June 30, 2018, compared with 11.7% in the same period of 2017. The Company expects to continue to deliver cost efficiencies by streamlining selling, general and administration costs and engineering costs, improving free cash flow, optimizing the capital structure and driving savings benefits as revenue grows.

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

The Company is partnering with technology organizations in connection with the DriveCore™ introduction, with the goal of creating an open collaboration model for automakers. The DriveCore™ technology, introduced in 2018, includes three components:

•	Compute - A modular and scalable computing hardware platform designed to be adapted to all levels of automated driving.

•	Runtime - In-vehicle middleware that provides a secure framework enabling applications and algorithms to communicate in a real time, high-performance environment.

•	Studio - A PC-based development environment that enables automakers to create an ecosystem of developers for rapid algorithm development.
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
On March 6, 2018 the Company entered into an ASB program with a third-party financial institution to purchase shares of Visteon common stock for an aggregate purchase price of $150 million. On March 7, 2018, the Company received an initial delivery of 988,386 shares of common stock using a reference price of $121.41. The ASB program concluded on July 20, 2018 and the Company received an additional 229,986 shares. In total the Company purchased 1,218,372 shares at an average price of $123.12 under this ASB program.
As of June 30, 2018, $500 million of the authorization remains outstanding through 2020. The Company may purchase additional shares pursuant to the foregoing authorization.
Executive Summary
The pie charts below highlight the sales breakdown for Visteon's Electronics segment for the three and six months ended June 30, 2018.
Three Months Ended June 30, 2018

Six Months Ended June 30, 2018

Second quarter 2018 global light vehicle production increased 3.9% over the same period last year with most regions showing improvement from the same quarter of 2017. Increases in Asia Pacific and Europe were partially offset by decreases in the Americas and Other.
Light vehicle production levels by geographic region for the three and six months ended June 30, 2018 and 2017 are provided below:

	Three Months Ended June 30			Six Months Ended June 30
	2018	2017	Change	2018	2017	Change
	(Units in Millions)
Global	23.9	23.0	3.9%	48.2	47.4	1.7%
Asia Pacific	12.1	11.4	6.2%	24.6	24.0	2.6%
Europe	6.0	5.7	4.1%	11.9	11.6	2.2%
Americas	5.2	5.3	(0.6)%	10.4	10.5	(0.9)%
Other	0.6	0.6	(0.3)%	1.3	1.3	3.7%
Source: IHS Automotive
Global production volumes are projected to increase during the remainder of the year however volumes for certain key Visteon customers are projected to decrease, particularly in North America. Additionally, increased regulations for emission standards, such as the Worldwide Harmonized Light Vehicle Test Procedure and the UK Toxin Tax, may decrease European vehicle production in the near term as vehicle manufacturers adjust to the new standards.

In late June through mid-July 2018, successive heavy rain in southwestern Japan resulted in widespread, devastating floods and mud-flows. Visteon financial impacts through the second quarter of 2018 have been insignificant, and the Company continues to monitor and work with suppliers and customers to minimize potential disruptions.
Significant aspects of the Company's financial results during the three and six months period ended June 30, 2018 include the following:

•
The Company recorded sales of $758 million for the three months ended June 30, 2018, representing a decrease of $16 million when compared with the same period of 2017. The decrease is primarily due to unfavorable volumes in the Americas, customer pricing net of design changes, and product mix, partially offset by net new business and favorable currency.

•
The Company recorded sales of $1,572 million for the six months ended June 30, 2018, representing a decrease of $12 million when compared with the same period of 2017. The decrease is primarily due to unfavorable volumes, customer pricing net of design changes, and product mix, partially offset by net new business and favorable currency.

•
Gross margin was $104 million or 13.7% of sales for the three months ended June 30, 2018, representing a decrease of $7 million or 0.6% of sales compared to the same period of 2017. The decrease includes customer pricing and product mix, partially offset by improved cost performance and favorable currency.

•
Gross margin was $233 million or 14.8% of sales for the six months ended June 30, 2018, representing a decrease of $7 million or 0.4% of sales compared to the same period of 2017. The decrease includes customer pricing and product mix, partially offset by improved cost performance including higher engineering recoveries and favorable currency.

•
Net income attributable to Visteon was $35 million for the three months ended June 30, 2018, compared to net income of $45 million for the same period of 2017. The decrease of $10 million is primarily attributable to the decrease in gross margin including customer pricing and product mix, partially offset by improved cost performance and favorable currency.

•
Net income attributable to Visteon was $100 million for the six months ended June 30, 2018, compared to net income of $108 million for the same period of 2017. The decrease of $8 million includes a decrease in gross margin of $7 million, and an increase in restructuring expense of $6 million and income taxes of $7 million. Additionally, in 2017, discontinued operations net of tax included a gain of $7 million associated with the repurchase of India operations. The decreases are partially offset by a pre-tax benefit of $17 million, related to the resolution of a legal matter, as further described in Note 16, "Commitments and Contingencies." The benefit is classified as a reduction to selling, general and administrative expenses of $10 million, a benefit to other income, net of $4 million, and a benefit to income from discontinued operations, net of tax of $3 million.

•
Total cash was $528 million, including $3 million of restricted cash as of June 30, 2018, $181 million lower than $709 million as of December 31, 2017, primarily attributable to share repurchases of $200 million, $69 million of capital expenditures, distribution payments of $14 million, and net debt payments of $16 million, partially offset by cash provided by operating activities of $126 million.

•
The Company generated $126 million of cash from operating activities during the six months ended June 30, 2018, compared to cash generated by operations of $85 million during the same period of 2017, representing a $41 million improvement. The increase in operating cash flows is primarily due to a favorable change in trade working capital of $84 million partially attributable to the settlement of collection of delays related to prior year calendarization. Trade working capital improvements are partially offset by increased use of cash related to other accruals of $33 million and lower net income of $8 million.

Results of Operations - Three Months Ended June 30, 2018 and 2017
The Company's consolidated results of operations for the three months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30
	2018	2017	Better/(Worse)
	(Dollars in Millions)
Sales	$758	$774	$(16)
Cost of sales	(654)	(663)	9
Gross margin	104	111	(7)
Selling, general and administrative expenses	(55)	(54)	(1)
Restructuring expense	(5)	(3)	(2)
Interest expense, net	(2)	(4)	2
Equity in net income of non-consolidated affiliates	4	3	1
Other income, net	3	5	(2)
Provision for income taxes	(12)	(10)	(2)
Net income from continuing operations	37	48	(11)
Loss from discontinued operations	(1)	—	(1)
Net income	36	48	(12)
Net income attributable to non-controlling interests	(1)	(3)	2
Net income attributable to Visteon Corporation	$35	$45	$(10)
Adjusted EBITDA*	$81	$84	$(3)
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Sales and Cost of Sales

	Sales	Cost of Sales
	(Dollars in Millions)
Three months ended June 30, 2017	$774	$(663)
Volume, mix, and net new business	(20)	3
Currency	27	(19)
Customer pricing and other	(23)	—
Net cost performance	—	25
Three months ended June 30, 2018	$758	$(654)
Sales for the three months ended June 30, 2018 totaled $758 million, which represents a decrease of $16 million compared with the same period of 2017. Favorable currency increased sales by $27 million, primarily attributable to the Euro and Chinese Renminbi. Unfavorable volumes and product mix, net of new business in the Americas decreased sales by $20 million. Product mix reflects the Company specific content across product lines. Other reductions were primarily associated with customer pricing.
Cost of sales decreased by $9 million for the three months ended June 30, 2018 compared with the same period in 2017. Volumes, including the impact of product mix and net new business, decreased cost of sales by $3 million. Foreign currency increased cost of sales by $19 million primarily attributable to the Euro, Chinese Renminbi and Indian Rupee. Net efficiencies, including material, design and usage economics and higher engineering recoveries decreased cost of sales by $25 million.
Cost of sales includes net engineering costs comprised of gross engineering expenses related to forward model program development and advanced engineering activities, partially offset by engineering cost recoveries from customers. Gross engineering expenses were $104 million for the three months ended June 30, 2018, $6 million higher than the same period of 2017 reflecting increased investment in DriveCore™ of $1 million and unfavorable currency of $4 million. Engineering recoveries were $25 million for the three months ended June 30, 2018, consistent with the same period of 2017. Engineering cost recoveries can fluctuate period to period depending on underlying contractual terms and conditions and achievement of related development milestones.

Gross Margin
Gross margin was $104 million or 13.7% of sales for the three months ended June 30, 2018 compared to $111 million or 14.3% of sales for the same period of 2017. Gross margin was impacted by $17 million from unfavorable volumes and product mix in the Americas and Europe. Favorable currency of $8 million reflected the Euro and Chinese Renminbi. Gross margin also included favorable net cost performance of $2 million, primarily due to favorable material cost efficiencies, partially offset by customer price reductions.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $55 million or 7.3% and $54 million or 7.0% of sales, during the three months ended June 30, 2018 and 2017, respectively. The increase includes unfavorable currency of $2 million, partially offset by lower incentive compensation costs.
Restructuring Expense
During the second quarter of 2018, the Company recorded approximately $3 million of restructuring expenses related to severance and termination benefits associated with legacy employees at a South America facility.
During the second quarter of 2018, the Company recorded $2 million of restructuring expenses related to severance and termination benefits associated with employees at North America manufacturing facilities due to the wind-down of certain products.
Interest Expense, Net
Interest expense, net, was $2 million and $4 million for the three months ended June 30, 2018 and 2017, respectively. The decrease in net interest expense is primarily due to lower effective interest rates on debt and the non-recurrence of the 2017 interest rate swap settlement expense.
Equity in Net Income of Non-Consolidated Affiliates
Equity in net income of non-consolidated affiliates was $4 million and $3 million for the three month periods ending June 30, 2018 and 2017, respectively. The income is primarily attributable to the Company's equity interest in Yanfeng Visteon Investment Company, which increased due to higher engineering recoveries.
Other Income, Net
Other income, net consists of the following:

	Three Months Ended June 30
	2018	2017
	(Dollars in Millions)
Pension financing benefits, net	$3	$2
Gain on non-consolidated affiliate transactions, net	—	3
	$3	$5
Pension financing benefits, net include return on assets net of interest costs and other amortization. The gain on non-consolidated affiliate transactions, net is described in Note 4, "Non-Consolidated Affiliates."
Income Taxes
The Company's provision for income taxes of $12 million for the three months ended June 30, 2018, represents an increase of $2 million, when compared with $10 million in the same period of 2017. The increase in tax expense is primarily attributable to the year-over-year increase in the Company's estimated annual effective tax rate driven by the mix of earnings and differing tax rates between jurisdictions.
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
Net Income
Net income attributable to Visteon was $35 million for the three months ended June 30, 2018, compared to net income of $45 million for the same period of 2017. The decrease of $10 million is primarily attributable to the decrease in gross margin including customer pricing and product mix, partially offset by improved cost performance and favorable currency.
Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 18, "Segment Information") was $81 million for the three months ended June 30, 2018, representing a decrease of $3 million when compared with Adjusted EBITDA of $84 million for the same period of 2017. The decrease includes unfavorable volumes and product mix which reduced Adjusted EBITDA by $17 million. Favorable net cost performance increased Adjusted EBITDA by $8 million reflecting material cost efficiencies which were partially offset by customer pricing. Foreign currency increased Adjusted EBITDA by $6 million attributable to the Euro, Chinese Renminbi and Japanese Yen, partially offset by the Brazilian Real and Indian Rupee.
The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the three months ended June 30, 2018 and 2017, is as follows:

	Three Months Ended June 30
	2018	2017	Better/(Worse)
	(Dollars in Millions)
Adjusted EBITDA	$81	$84	$(3)
Depreciation and amortization	(23)	(22)	(1)
Restructuring expense	(5)	(3)	(2)
Interest expense, net	(2)	(4)	2
Equity in net income of non-consolidated affiliates	4	3	1
Provision for income taxes	(12)	(10)	(2)
Loss from discontinued operations, net of tax	(1)	—	(1)
Net income attributable to non-controlling interests	(1)	(3)	2
Non-cash, stock-based compensation expense	(6)	(4)	(2)
Other	—	4	(4)
Net income attributable to Visteon Corporation	$35	$45	$(10)

Results of Operations - Six Months Ended June 30, 2018 and 2017
The Company's consolidated results of operations for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended June 30
	2018	2017	Change
	(Dollars in Millions)
Sales	$1,572	$1,584	$(12)
Cost of sales	(1,339)	(1,344)	5
Gross margin	233	240	(7)
Selling, general and administrative expenses	(99)	(106)	7
Restructuring expense	(10)	(4)	(6)
Interest expense, net	(4)	(9)	5
Equity in net income of non-consolidated affiliates	7	5	2
Other income, net	10	7	3
Provision for income taxes	(33)	(26)	(7)
Net income from continuing operations	104	107	(3)
Income from discontinued operations	1	8	(7)
Net income	105	115	(10)
Net income attributable to non-controlling interests	(5)	(7)	2
Net income attributable to Visteon Corporation	$100	$108	$(8)
Adjusted EBITDA*	$185	$185	$—

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Sales and Cost of Sales

	Sales	Cost of Sales
	(Dollars in Millions)
Six months ended June 30, 2017	$1,584	$(1,344)
Volume, mix, and net new business	(30)	—
Currency	71	(51)
Customer pricing and other	(53)	—
Net cost performance	—	56
Six months ended June 30, 2018	$1,572	$(1,339)
Sales for the six months ended June 30, 2018 totaled $1,572 million, which represents a decrease of $12 million compared with the same period of 2017. Favorable currency increased sales by $71 million, primarily attributable to the Euro, Chinese Renminbi Japanese Yen and Thai Baht, partially offset by the Brazilian Real. Unfavorable volumes, and product mix, net of new business in the Americas and Europe decreased sales by $30 million. Product mix reflects the Company specific content across product lines. Other reductions were primarily associated with customer pricing.
Cost of sales decreased by $5 million for the six months ended June 30, 2018 when compared with the same period in 2017. Volume, product mix and net new business had minimal impacts on cost of sales. Foreign currency increased cost of sales by $51 million primarily attributable to the Euro, Chinese Renminbi, Indian Rupee, Thai Baht and Mexican Peso. Net efficiencies, including material, design and usage economics and higher engineering recoveries decreased cost of sales by $56 million.
Cost of sales includes net engineering costs comprised of gross engineering expenses related to forward model program development and advanced engineering activities, partially offset by engineering cost recoveries from customers. Gross engineering expenses were $199 million for the six months ended June 30, 2018, $7 million higher than the same period of 2017. Unfavorable currency increased gross engineering expenses by $9 million. Excluding currency gross engineering costs decreased year over year despite increased investment in DriveCore™ of $2 million. Engineering recoveries were $52 million for the six months ended June 30,

2018, $6 million higher than the same period of 2017. Engineering cost recoveries can fluctuate period to period depending on underlying contractual terms and conditions and achievement of related development milestones.
Gross Margin
Gross margin was $233 million or 14.8% of sales for the six months ended June 30, 2018 compared to $240 million or 15.2% of sales for the same period of 2017. Gross margin was impacted by $30 million from unfavorable volumes and product mix in the Americas and Europe. Favorable currency of $20 million reflected the Euro, Chinese Renminbi and Japanese Yen, partially offset by the Indian Rupee and Brazilian Real. Gross margin also included favorable net cost performance of $3 million, primarily due to favorable material cost efficiencies and higher engineering recoveries, partially offset by customer price reductions.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $99 million or 6.3% of sales and $106 million or 6.7% of sales during the six months ended June 30, 2018 and 2017, respectively. The decrease includes approximately $10 million related to the resolution of a legal matter as further described in Note 16, "Commitments and Contingencies," and lower incentive compensation costs of $3 million, partially offset by unfavorable currency of $5 million.
Restructuring Expense
During the second quarter of 2018, the Company recorded approximately $3 million of restructuring expenses related to severance and termination benefits associated with legacy employees at a South America facility.
During the second quarter of 2018, the Company recorded $2 million of restructuring expenses related to severance and termination benefits associated with employees at North America manufacturing facilities due to the wind-down of certain products.
During the fourth quarter of 2016, the Company approved a restructuring program impacting engineering and administrative functions, associated with approximately 250 employees to further align the Company's engineering and related administrative footprint with its core product technologies and customers. During the six months ended June 30, 2018, the Company recorded approximately $5 million of restructuring expenses under this program and it is considered substantially complete.
Interest Expense, Net
Interest expense, net was $4 million and $9 million for the six months ended June 30, 2018 and 2017, respectively. The decrease in net interest expense is primarily resulting from lower effective interest rates on debt, the non-recurrence of 2017 interest rate swap settlement expense and higher interest rates on outstanding cash balances.
Equity in Net Income of Non-Consolidated Affiliates
Equity in net income of non-consolidated affiliates was $7 million and $5 million for the six month periods ending June 30, 2018 and 2017, respectively. The income is primarily attributable to the Company's equity interest in Yanfeng Visteon Investment Company, which increased due to lower engineering expenses, including recoveries.
Other Income, Net
Other income, net consists of the following:

	Six Months Ended June 30
	2018	2017
Pension financing benefits, net	$6	$5
Transformation initiatives	4	—
Gain on non-consolidated affiliate transactions, net	—	2
	$10	$7
Pension financing benefits, net include return on assets net of interest costs and other amortization. The gain on non-consolidated affiliate transactions, net are described in Note 4, "Non-Consolidated Affiliates."

Transformation initiatives include information technology separation costs, integration of acquired business, and financial and advisory services incurred in connection with the Company's transformation into a pure play cockpit electronics business. During the six months ended June 30, 2018, the Company recognized a $4 million benefit related to the resolution of a legal matter as further described in Note 16, "Commitments and Contingencies."
Income Taxes
The Company's provision for income taxes of $33 million for the six months ended June 30, 2018 represents an increase of $7 million when compared with $26 million in the same period of 2017. The increase in tax expense is attributable to several items which total approximately $9 million and relate primarily to the year-over-year increase in the Company’s estimated annual effective tax rate driven by the mix of earnings and differing tax rates between jurisdictions and changes in uncertain tax positions, including interest. These increases were partially offset by the non-recurrence of $2 million of tax in 2017 relating to changes in assessments regarding the realization of certain deferred tax assets.
The reduction of the U.S. federal statutory income tax rate from 35% to 21% under the Tax Cuts and Jobs Act (the “Act”) enacted in December 2017, did not have a significant impact to income tax expense for the six months ended June 30, 2018 due to the U.S. valuation allowance. The Company’s income tax expense reflects the estimated impacts of other provisions of the Act including the global minimum income tax and base erosion tax provisions related to offshore activities and affiliated party payments neither of which had a significant impact to income tax expense for the six months ended June 30, 2018.
Discontinued Operations
In connection with the Climate Transaction, the Company completed the repurchase of the electronics operations located in India during the first quarter of 2017 for $47 million, recognizing a $7 million gain on settlement of purchase commitment contingencies.
Net Income
Net income attributable to Visteon was $100 million for the six months ended June 30, 2018, compared to net income of $108 million for the same period of 2017. The decrease of $8 million includes a decrease in gross margin of $7 million, and an increase in restructuring expense of $6 million and income taxes of $7 million. Additionally, in 2017, discontinued operations net of tax included a gain of $7 million associated with the repurchase of India operations. The decreases are partially offset by a pre-tax benefit of $17 million, related to the resolution of a legal matter, as further described in Note 16, "Commitments and Contingencies." The benefit is classified as a reduction to selling, general and administrative expenses of $10 million, a benefit to other income, net of $4 million, and a benefit to income from discontinued operations, net of tax of $3 million.
Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 18, "Segment Information") was $185 million for the six months ended June 30, 2018, consistent with the same period of 2017. Favorable net cost performance increased Adjusted EBITDA by $15 million reflecting material cost efficiencies and higher engineering recoveries which were partially offset by customer pricing. Foreign currency increased Adjusted EBITDA by $15 million attributable to the Euro, Chinese Renminbi and Japanese Yen, partially offset by the Brazilian Real and Indian Rupee. Unfavorable volumes and product mix decreased Adjusted EBITDA by $30 million.

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the six months ended June 30, 2018 and 2017, is as follows:

	Six Months Ended June 30
	2018	2017	Better/(Worse)
	(Dollars in Millions)
Adjusted EBITDA	$185	$185	$—
Depreciation and amortization	(45)	(41)	(4)
Restructuring expense	(10)	(4)	(6)
Interest expense, net	(4)	(9)	5
Equity in net income of non-consolidated affiliates	7	5	2
Provision for income taxes	(33)	(26)	(7)
Income from discontinued operations, net of tax	1	8	(7)
Net income attributable to non-controlling interests	(5)	(7)	2
Non-cash, stock-based compensation expense	—	(6)	6
Other	4	3	1
Net income attributable to Visteon Corporation	$100	$108	$(8)

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
Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. During the first quarter of 2018, Moody's upgraded the Company's credit rating to Ba2 from Ba3 and Standard & Poor's Ratings Services reaffirmed the Company's credit rating of 'BB'. See Note 10 "Debt" to the accompanying consolidated financial statements for a more comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines are primarily used by the Company's consolidated joint ventures, which had availability of $27 million as of June 30, 2018.
Cash Balances
As of June 30, 2018, the Company had total cash of $528 million, including $3 million of restricted cash. Cash balances totaling $321 million were located in jurisdictions outside of the United States, of which approximately $170 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017, but the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.
Other Items Affecting Liquidity
On January 15, 2018, Visteon's Board of Directors authorized the repurchase of up to $500 million of shares of the Company's common stock through 2020, for a total authorization of $700 million. During the first quarter of 2018, the Company executed agreements to purchase $200 million of shares. As of June 30, 2018, $500 million of the authorization through 2020 remains outstanding. Additional discussion regarding the Company's share repurchase activity is provided in Note 13, "Shareholders Equity and Non-Controlling Interests."
During the six months ended June 30, 2018, cash contributions to the Company's defined benefit plans were less than $1 million for the U.S. plans and $3 million for the non-U.S. plans. The Company estimates that cash contributions to its defined benefit pension plans will be $7 million in 2018.

Management’s ongoing efforts to drive further operational improvements may cause the Company to incur additional restructuring charges.

Cash Flows
Operating Activities
The Company generated $126 million of cash from operating activities during the six months ended June 30, 2018, compared to cash generated by operations of $85 million during the same period of 2017, representing a $41 million improvement. The increase in operating cash flows is primarily due to more favorable changes in trade working capital of $84 million during the six months ended June 30, 2018 as compared to the same period of 2017. These improvements are attributable to the settlement of collection delays related to prior year calendarization. Trade working capital improvements are partially offset by increased use of cash related to other assets and liabilities of $33 million including capitalized engineering and employee liabilities, and lower net income of $8 million.
Investing Activities
Cash used by investing activities during the six months ended June 30, 2018 totaled $66 million, compared to net cash used by investing activities of $76 million for the same period in 2017. Net cash used by investing activities during the six months ended June 30, 2018, included capital expenditures of $69 million, partially offset by proceeds from non-consolidated affiliate loan repayments of $2 million.
The $10 million higher cash use in 2017 was primarily driven by purchase of the India electronics operations associated with the Climate Transaction of $47 million offset partially by divestiture proceeds in 2017 of $13 million and $22 million of higher capital expenditures in 2018.
Financing Activities
Cash used by financing activities during the six months ended June 30, 2018, totaled $233 million, compared to a use of cash of $170 million during the same period in 2017, for an increase of cash used by financing activities of $63 million. The increase in use of cash is attributable to higher share repurchase transactions of $40 million, a net reduction in short term debt of $16 million as compared to a $7 million increase during the same period last year, and higher distribution payments of $13 million, partially offset by lower dividends paid to non-controlling interests of $10 million.
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
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $27 million and $29 million for foreign currency derivative financial instruments as of June 30, 2018 and December 31, 2017, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
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

As of June 30, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the second quarter of 2018.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
Apr. 1, 2018 to Jun. 30, 2018	462	$122.58	—	$30
Total	462	$122.58	—	$30

(1)
This column includes shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units made pursuant to the Visteon Corporation 2010 Incentive Plan.

(2)
During February 2018 the Company spent $13 million to acquire 109,190 shares via 10b5-1 share repurchase program. During March 2018, the Company spent $37 million to acquire 301,135 shares via combination of open market and 10b5-1 share repurchase program. In addition, the Company entered into an accelerated share buyback (“ASB”)program with a third party financial institution to repurchase shares of the Company’s common stock. Pursuant to the ASB agreement, the Company paid an aggregate purchase price of $150 million and received an initial delivery of 988,386 shares using a reference price of $121.41. The ASB program concluded on July 20, 2018 and the Company received an additional 229,986 shares. In total the Company purchased 1,218,372 shares at an average price of $123.12 under this ASB program.

Item 6.	Exhibits
The exhibits listed on the "Exhibit Index" on Page 48 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated July 26, 2018.
31.2	Rule 13a-14(a) Certification of Executive Vice President, Chief Financial Officer dated July 26, 2018.
32.1	Section 1350 Certification of Chief Executive Officer dated July 26, 2018
32.2	Section 1350 Certification of Executive Vice President, Chief Financial Officer dated July 26, 2018.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
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
Date: July 26, 2018