Form 10-Q
period 2018-09-30
VISTEON CORP
filed 2018-10-25
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of October 18, 2018, the registrant had outstanding 28,909,766 shares of common stock.
Exhibit index located on page number 50.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.	Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
Sales	$681	$765	$2,253	$2,349
Cost of sales	(599)	(651)	(1,938)	(1,995)
Gross margin	82	114	315	354
Selling, general and administrative expenses	(40)	(55)	(139)	(161)
Restructuring expense	(18)	(6)	(28)	(10)
Interest expense	(4)	(4)	(11)	(15)
Interest income	2	1	5	3
Equity in net income of non-consolidated affiliates	3	1	10	6
Other income, net	7	4	17	11
Income before income taxes	32	55	169	188
Provision for income taxes	(9)	(8)	(42)	(34)
Net income from continuing operations	23	47	127	154
Income from discontinued operations, net of tax	1	—	2	8
Net income	24	47	129	162
Net income attributable to non-controlling interests	(3)	(4)	(8)	(11)
Net income attributable to Visteon Corporation	$21	$43	$121	$151
Basic earnings per share:
Continuing operations	$0.68	$1.38	$3.99	$4.50
Discontinued operations	0.03	—	0.07	0.25
Basic earnings per share attributable to Visteon Corporation	$0.71	$1.38	$4.06	$4.75
Diluted earnings per share:
Continuing operations	$0.68	$1.35	$3.95	$4.43
Discontinued operations	0.03	—	0.07	0.25
Diluted earnings per share attributable to Visteon Corporation	$0.71	$1.35	$4.02	$4.68
Comprehensive income:
Comprehensive income	$8	$59	$91	$205
Comprehensive income attributable to Visteon Corporation	$8	$53	$87	$190

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	September 30	December 31
	2018	2017
ASSETS
Cash and equivalents	$439	$706
Restricted cash	3	3
Accounts receivable, net	448	530
Inventories, net	222	189
Other current assets	192	175
Total current assets	1,304	1,603
Property and equipment, net	384	377
Intangible assets, net	130	132
Investments in non-consolidated affiliates	39	41
Other non-current assets	141	151
Total assets	$1,998	$2,304
LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$32	$46
Accounts payable	432	470
Accrued employee liabilities	65	105
Other current liabilities	166	180
Total current liabilities	695	801
Long-term debt	348	347
Employee benefits	256	277
Deferred tax liabilities	22	23
Other non-current liabilities	86	95
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of September 30, 2018 and December 31, 2017)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 29 and 31 million shares outstanding as of September 30, 2018 and December 31, 2017, respectively)	1	1
Additional paid-in capital	1,331	1,339
Retained earnings	1,566	1,445
Accumulated other comprehensive loss	(208)	(174)
Treasury stock	(2,214)	(1,974)
Total Visteon Corporation stockholders’ equity	476	637
Non-controlling interests	115	124
Total equity	591	761
Total liabilities and equity	$1,998	$2,304

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS1
(Dollars in Millions)
(Unaudited)

	Nine Months Ended September 30
	2018	2017
Operating Activities
Net income	$129	$162
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	67	62
Equity in net income of non-consolidated affiliates, net of dividends remitted	(10)	(6)
Non-cash stock-based compensation	4	9
Transaction gains	(8)	(11)
Other non-cash items	2	2
Changes in assets and liabilities:
Accounts receivable	82	29
Inventories	(38)	(15)
Accounts payable	(17)	(39)
Other assets and other liabilities	(104)	(64)
Net cash provided from operating activities	107	129
Investing Activities
Capital expenditures, including intangibles	(96)	(69)
Acquisition of businesses, net of cash acquired	16	(47)
Settlement of net investment hedge	—	5
Proceeds from asset sales and business divestitures	—	15
Other	13	1
Net cash used by investing activities	(67)	(95)
Financing Activities
Short-term debt, net	(13)	8
Principal payments on debt	—	(2)
Distribution payments	(14)	(1)
Repurchase of common stock	(250)	(170)
Dividends paid to non-controlling interests	(12)	(29)
Stock based compensation tax withholding payments	(7)	(1)
Other	2	(3)
Net cash used by financing activities	(294)	(198)
Effect of exchange rate changes on cash	(13)	17
Net decrease in cash	(267)	(147)
Cash, cash equivalents, and restricted cash at beginning of the period	709	882
Cash, cash equivalents, and restricted cash at end of the period	$442	$735
The Company has combined cash flows from discontinued and continuing operations within the operating and investing categories.

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
Visteon provides value for its customers and stockholders through its technology-focused vehicle cockpit electronics business, by delivering a rich, connected cockpit experience for every car from luxury to entry. The Company's cockpit electronics business is one of the broadest portfolios in the industry and includes instrument clusters, information displays, infotainment systems, audio systems, head-up displays ("HUD"), SmartCore™ cockpit domain controllers, vehicle connectivity, and the DriveCore™ advanced safety platform. Visteon also supplies embedded multimedia and smartphone connectivity software solutions to the global automotive industry. The Company's vehicle cockpit electronics business is comprised of and reported under the Electronics segment.
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
Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $2 million related to a letter of credit facility, and $1 million related to cash collateral for other corporate purposes as of September 30, 2018.
Reclassifications: Certain prior period amounts have been reclassified to conform to the current period presentation.
Other Income, Net:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Dollars in Millions)
Pension financing benefits, net	$3	$3	$9	$8
Transformation initiatives	—	(1)	4	(1)
Gain on non-consolidated affiliate transactions, net	4	2	4	4
	$7	$4	$17	$11
Pension financing benefits, net include return on assets net of interest costs and other amortization.
Transformation initiatives include information technology separation costs, integration of acquired business, and financial and advisory services incurred in connection with the Company's transformation into a pure play cockpit electronics business.
During the nine months ended September 30, 2018, the Company recognized a $4 million benefit on settlement of litigation matters with the Company’s former President and Chief Executive Officer (“former CEO”) as further described in Note 17, "Commitments and Contingencies."

On September 1, 2018, Visteon acquired an additional 1% ownership interest in Changchun Visteon FAWAY Auto Electronics Co., Ltd, ("VFAE" or the "VFAE acquisition"), a former non-consolidated affiliate, resulting in a total 51% controlling interest and a non-cash gain of $4 million as further described in Note 3, "Acquisitions."
The 2017 gain on non-consolidated affiliate transactions, net are described in Note 5, "Non-Consolidated Affiliates."
Recently Adopted Accounting Pronouncements:
Effective January 1, 2018 the Company adopted Accounting Standards Update Topic (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606),” using the modified retrospective method. Under the modified retrospective method, the impact of applying the standard is recognized as a cumulative effect on retained earnings. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the nine months ended September 30, 2018. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Certain of the Company’s nonpublic non-consolidated joint ventures have not yet adopted Topic 606 and therefore the Company’s share of earnings as reported in equity in net income of non-consolidated affiliates continues to be reported under historical revenue accounting standards. The Company does not expect the adoption of Topic 606 by its nonpublic non-consolidated affiliates on January 1, 2019 to have a material impact on its results of operations or financial position. For additional information, refer to Note 18, "Revenue Recognition" to the Company's consolidated financial statements.
In August 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments." The ASU addresses eight specific cash flow issues with the objective of reducing the diversity in practice in how certain transactions were classified in the statement of cash flows. The ASU is applied using a retrospective transition method to each period presented. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted the guidance on a retrospective basis on January 1, 2018 and accordingly, previously issued operating cash flows decreased by $2 million, cash flows used by investing activities decreased by $2 million and cash flows used by financing activities increased by $1 million for the nine months ending September 30, 2017.
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
In March 2017, the FASB issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the presentation of net periodic pension cost and net periodic postretirement benefit cost." The ASU requires entities to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Entities will present the other components separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, and disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The standard will be applied retrospectively for the presentation of the service cost component and the components of pension financing costs in the income statement, and prospectively for the guidance limiting the capitalization of net periodic benefit cost in assets to the service cost. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company previously recorded service cost with other compensation costs (benefits) in cost of sales and selling, general and administrative expenses. Adoption of the standard results in the reclassification of other compensation costs (benefits) in "Other income, net." The Company's retrospective adoption of this standard on January 1, 2018 resulted in a $2 million and $5 million increase to cost of sales, and a $1 million and $3 million increase to selling, general and administrative expenses, with a corresponding $3 million and $8 million increase in other income with no impact to net income for the three and nine month periods ending September 30, 2017.

In May 2017, the FASB issued ASU 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting." The ASU amends the scope of modification accounting for share-based payment arrangements, provides guidance on the types of changes to the terms or conditions of share-based payment awards to which an entity would be required to apply modification accounting. The new guidance allows companies to make certain changes to awards without accounting for them as modifications. It does not change the accounting for modifications. The new guidance is applied prospectively to awards changed on or after the adoption date. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company's adoption of this standard on January 1, 2018 did not have a material impact on its consolidated financial statements.
Effective January 1, 2018 the Company has elected to early adopt ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities" which was created to better align accounting rules with a company’s risk management activities to reflect the economic results of hedging in the financial statements and simplify hedge accounting treatment. The modified retrospective adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the nine months ended September 30, 2018. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For additional information, refer to Note 16, "Fair Value Measurements and Financial Instruments" to the Company's consolidated financial statements.
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
In February 2016, the FASB issued ASU 2016-02, "Leases (Topic 842)." The amendments in Topic 842 supersede current lease requirements in Topic 840 which require lessees to recognize most leases on their balance sheets as lease liabilities with corresponding right-of-use assets. The objective of Topic 842 is to establish the principles that lessees and lessors shall apply to report useful information to users of financial statements about the amount, timing, and uncertainty of cash flows arising from a lease. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the impact of this standard on the financial statements and disclosures, internal controls and accounting policies. This evaluation process includes reviewing all forms of leases and performing a completeness assessment over the lease population. The company has analyzed the practical expedients to determine the best path for applying the leasing standard and elected all available practical expedients, except for the hindsight expedient, which allows the use of hindsight in determining the lease term. The Company completed its system implementation evaluation during the second quarter of 2018, and concluded that a third party supported lease accounting information system solution will be implemented to account for the Company's leases. The Company has launched a project to implement this system, establish a new lease accounting process and design related internal controls. While the Company's evaluation is ongoing, the impact on existing processes, controls, information systems and the consolidated balance sheet is expected to be material. The Company does not expect a material impact on the consolidated income statement.
NOTE 3. Acquisitions
On September 1, 2018, the Company invested approximately $300,000 and acquired an additional 1% ownership in VFAE, a Chinese automotive electronic applications manufacturer in which the Company had previously been an equity investor. The Company's ownership interest increased to 51% and, because of the change in control, the assets and liabilities of VFAE were consolidated from the date of the transaction. The Company made this additional investment as part of its long-term strategic plan for VFAE. The investment will contribute to the business growth and enhanced economic performance of VFAE by leveraging Visteon’s manufacturing technology and engineering capabilities.
The VFAE acquisition has been accounted for as a purchase transaction. The total consideration, including the $300,000 paid and the fair value of the original 50% interest, has been allocated to the assets acquired, liabilities assumed and non-controlling shareholder interest based on their representative value at September 1, 2018. The excess consideration over the estimated fair value of the net assets acquired has been allocated to goodwill. The operating results of VFAE have been included in the consolidated financial statements of the Company since the date of the transaction.

A preliminary summary of the fair value of the assets acquired and liabilities assumed, translated in U.S. dollars, in conjunction with the transaction is shown below (in millions):

Assets Acquired		Liabilities Assumed
Cash and equivalents	$16	Payable to Visteon Corporation	$9
Accounts receivable, net	12	Accounts payable	6
Inventories, net	4	Other current liabilities	5
Other current assets	6	Income taxes payable	1
Property and equipment, net	5	Other non-current liabilities	2
Intangible assets including goodwill	9	Total liabilities assumed	23
Other non-current assets	1	Non-controlling interest	15
Total assets acquired	$53	Visteon Corporation Consideration	$15
The Company utilized a third party to assist in the fair value determination of certain components of the purchase price allocation, primarily intangible assets and non-controlling interest, as well as the fair value of the Company’s original 50% equity investment.
Fair values of equity investment and non-controlling interest, as of the acquisition date were estimated using the discounted cash flow technique of the income approach. Fair values of intangible assets were based on the excess earning method of the income approach. The income approach requires the Company to project related future cash inflows and outflows and apply an appropriate discount rate. The estimates used in determining fair values are based on assumptions believed to be reasonable but which are inherently uncertain.

At December 31, 2017, the Company previously recorded its investment in VFAE of $10 million as an Investment in non-consolidated affiliates on its consolidated balance sheet. In connection with its increased investment in VFAE, the Company recorded a gain of approximately $4 million on its original investment, classified as "Other income, net" in the consolidated income statement.

The acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.
NOTE 4. Discontinued Operations
The Company completed the sale of the majority of its global Climate business (the "Climate Transaction") during 2015 and completed the divestiture of its global Interiors business in 2016 (the "Interiors Divestiture"). These transactions met the conditions required to qualify for discontinued operations reporting and accordingly the settlement of retained contingencies have been classified in income from discontinued operations, net of tax, in the consolidated statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017.
Discontinued operations are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Dollars in Millions)
Selling, general and administrative expenses	$—	$—	$(1)	$—
Restructuring expense	—	—	(1)	—
Gain on divestitures	1	—	4	7
Income tax benefit	—	—	—	1
Income from discontinued operations, net of tax	$1	$—	$2	$8
During the first quarter of 2018, the Company recognized a $3 million benefit on settlement of litigation matters with its former CEO as further described in Note 17, "Commitments and Contingencies."
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

NOTE 5. Non-Consolidated Affiliates
Non-Consolidated Affiliate Transactions
On September 1, 2018, Visteon acquired an additional 1% ownership interest in VFAE resulting in a total 51% controlling interest and a non-cash gain of $4 million, as further described in Note 3, "Acquisitions."
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
During the third quarter of 2017, the Company sold a cost method investment for proceeds of approximately $2 million. The Company recorded a pretax gain of $2 million classified as "Other income, net."
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
Visteon and Yangfeng Automotive Trim Systems Co. Ltd. ("YF") each own 50% of a joint venture under the name of Yanfeng Visteon Investment Co., Ltd. ("YFVIC"). In October 2014, YFVIC completed the purchase of YF’s 49% direct ownership in Yanfeng Visteon Automotive Electronics Co., Ltd ("YFVE") a consolidated joint venture of the Company. The purchase by YFVIC was financed through a shareholder loan from YF and external borrowings which were guaranteed by Visteon, of which $11 million is outstanding as of September 30, 2018. The guarantee contains standard non-payment provisions to cover the borrowers in event of non-payment of principal, accrued interest, and other fees, and the loan is expected to be fully paid by September 2019.
The Company determined that YFVIC is a VIE. The Company holds a variable interest in YFVIC primarily related to its ownership interests and subordinated financial support. The Company and YF each own 50% of YFVIC and neither entity has the power to control the operations of YFVIC; therefore, the Company is not the primary beneficiary of YFVIC and does not consolidate the joint venture.
A summary of the Company's investments in YFVIC is provided below.

	September 30	December 31
	2018	2017
	(Dollars in Millions)
Payables due to YFVIC	$12	$12
Exposure to loss in YFVIC:
Investment in YFVIC	$35	$28
Receivables due from YFVIC	27	35
Subordinated loan receivable from YFVIC	20	22
Loan guarantee of YFVIC debt	11	15
Maximum exposure to loss in YFVIC	$93	$100

NOTE 6. Restructuring Activities
Given the economically-sensitive and highly competitive nature of the automotive electronics industry, the Company continues to closely monitor current market factors and industry trends, taking action as necessary which may include restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows. During the three and nine months ended September 30, 2018, the Company recorded $18 million and $29 million of restructuring expenses, including discontinued operations, net of reversals, respectively.
Electronics
During the third quarter of 2018, the Company approved a restructuring program impacting engineering and administrative functions to optimize operations. The Company recorded approximately $18 million in relation to the program and expects to incur up to $25 million under this program. As of September 30, 2018, approximately $16 million remains accrued for the program.
During the second quarter of 2018, the Company recorded employee severance and termination benefit expenses of approximately $3 million related to legacy employees at a South America facility and $2 million associated with employees at North America manufacturing facilities due to the wind-down of certain products. As of September 30, 2018, approximately $4 million remains accrued for these programs.
During the fourth quarter of 2016, the Company approved a restructuring program impacting engineering and administrative functions to further align the Company's footprint with its core product technologies and customers. During the three and nine months ended September 30, 2018, the Company recorded approximately less than $1 million and $5 million of restructuring expenses, respectively under this program, and $4 million remains accrued for the program as of September 30, 2018. The Company has recorded approximately $45 million of restructuring expenses since inception of this program and it is considered substantially complete.
Discontinued Operations
During the first quarter of 2018, the Company recorded $1 million associated with a former European Interiors facility related to settlement of employee severance litigation.
As of September 30, 2018, the Company retained approximately $3 million of restructuring reserves as part of the Interiors Divestiture associated with previously announced programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves
Restructuring reserve balances of $27 million and $24 million as of September 30, 2018 and December 31, 2017, respectively, are classified as "Other current liabilities" on the consolidated balance sheets. The Company anticipates that the activities associated with the current restructuring reserve balance will be substantially complete within one year. The Company’s consolidated restructuring reserves and related activity are summarized below, including amounts associated with discontinued operations.

	Electronics	Other and Discontinued Operations	Total
	(Dollars in Millions)
December 31, 2017	$18	$6	$24
Expense	5	1	6
Utilization	(12)	—	(12)
March 31, 2018	11	7	18
Expense	5	—	5
Utilization	(5)	(4)	(9)
Foreign currency	(1)	—	(1)
June 30, 2018	10	3	13
Expense, net	18	—	18
Utilization	(4)	—	(4)
September 30, 2018	$24	$3	$27
NOTE 7. Inventories
Inventories consist of the following components:

	September 30	December 31
	2018	2017
	(Dollars in Millions)
Raw materials	$150	$133
Work-in-process	36	24
Finished products	36	32
	$222	$189

NOTE 8. Other Assets
Other current assets are comprised of the following components:

	September 30	December 31
	2018	2017
	(Dollars in Millions)
Recoverable taxes	$55	$56
Contractually reimbursable engineering costs	40	14
Prepaid assets and deposits	37	36
Joint venture receivables	33	43
Notes receivable	19	23
Derivative financial instruments	3	1
Other	5	2
	$192	$175
The Company receives bank notes from certain of its customers in China to settle trade accounts receivable. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash. The Company has entered into arrangements with financial institutions to sell certain bank notes, generally maturing within nine months. Notes are sold with recourse, but qualify as a sale as all rights to the notes have passed to the financial institution. The Company sold $27 million during the nine months ended September 30, 2018 to financial institutions, $11 million of which remains outstanding and will mature no later than the first quarter of 2019. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature.
Other non-current assets are comprised of the following components:

	September 30	December 31
	2018	2017
	(Dollars in Millions)
Deferred tax assets	$44	$46
Contractually reimbursable engineering costs	36	24
Recoverable taxes	30	35
Joint venture receivables	20	22
Long term notes receivable	—	10
Other	11	14
	$141	$151
In conjunction with the Interiors Divestiture, the Company entered into a three year term note with the buyer with an original maturity of December 1, 2019. This note was settled, prior to maturity, for $11 million, including $1 million of interest income.
Current and non-current contractually reimbursable engineering costs of $40 million and $36 million, respectively, as of September 30, 2018, and $14 million and $24 million, respectively, as of December 31, 2017, are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of approximately $13 million during the remainder of 2018, $40 million in 2019, $15 million in 2020, $7 million in 2021 and $1 million in 2022 and beyond.

NOTE 9. Intangible Assets, net
Intangible assets, net as of September 30, 2018 and December 31, 2017, are comprised of the following:

		September 30, 2018			December 31, 2017
	Estimated Weighted Average Useful Life (years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Value	Gross Carrying Value	Accumulated Amortization	Net Carrying Value
		(Dollars in Millions)
Definite-Lived:
Developed technology	8	$40	$(31)	$9	$40	$(27)	$13
Customer related	10	90	(39)	51	88	(35)	53
Capitalized software development	4	12	(1)	11	8	(1)	7
Other	23	14	(2)	12	13	(1)	12
Subtotal		156	(73)	83	149	(64)	85
Indefinite-Lived:
Goodwill		47	—	47	47	—	47
Total		$203	$(73)	$130	$196	$(64)	$132
In connection with the VFAE acquisition, the Company recorded customer related intangible assets of $7 million. These definite lived intangible assets are being amortized using the straight-line method over their estimated useful lives of 10 to12 years. Additionally, the Company recorded goodwill of $2 million for the excess of the total consideration over the fair values of the identifiable assets and liabilities acquired. These gross additions were partially offset by foreign currency related impacts in Customer related and Other intangibles of $5 million and $1 million, respectively.

During the year ended December 31, 2017, the Company contributed $2 million to American Center for Mobility, a non-profit state of the art research and development facility. The contribution provides the Company certain rights regarding access to the facility for three years. The Company will use the facility for autonomous driving research and development activities for multiple products and therefore capitalized the contribution as an intangible asset. The Company made a second contribution of $2 million during the third quarter of 2018. The asset is being amortized on a straight-line basis over a 36 month period beginning in January 2018.
The Company recorded approximately $4 million and $11 million of amortization expense related to definite-lived intangible assets for the three and nine months ended September 30, 2018, respectively. The Company currently estimates annual amortization expense to be $16 million for 2018, $17 million for 2019, $13 million for 2020, and $11 million for years 2021 and 2022. Indefinite-lived intangible assets are not amortized but are tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired. There were no indicators of impairment during the nine months ended September 30, 2018.
A roll-forward of the carrying amounts of intangible assets is presented below:

	Definite-lived intangibles
	Developed Technology	Customer Related	Capitalized Software Development	Other	Goodwill	Total
	(Dollars in Millions)
December 31, 2017	$13	$53	$7	$12	$47	$132
Additions	—	7	4	2	2	15
Foreign currency	(1)	(2)	—	(1)	(2)	(6)
Amortization	(3)	(7)	—	(1)	—	(11)
September 30, 2018	$9	$51	$11	$12	$47	$130

NOTE 10. Other Liabilities
Other current liabilities are summarized as follows:

	September 30	December 31
	2018	2017
	(Dollars in Millions)
Product warranty and recall accruals	$35	$33
Restructuring reserves	27	24
Dividends payable to non-controlling interests	17	3
Rent and royalties	17	24
Income taxes payable	15	12
Joint venture payables	12	12
Non-income taxes payable	7	10
Deferred income	7	18
Distribution payable	—	14
Other	29	30
	$166	$180
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
Other non-current liabilities are summarized as follows:

	September 30	December 31
	2018	2017
	(Dollars in Millions)
Derivative financial instruments	$21	$23
Product warranty and recall accruals	16	16
Deferred income	14	16
Income tax reserves	11	12
Non-income tax reserves	6	7
Other	18	21
	$86	$95

NOTE 11. Debt
The Company’s short and long-term debt consists of the following:

	September 30	December 31
	2018	2017
	(Dollars in Millions)
Short-Term Debt:
Current portion of long-term debt	$—	$2
Short-term borrowings	32	44
	$32	$46
Long-Term Debt:
Term debt facility	$348	$347
Short-Term Debt
Short-term borrowings are primarily related to the Company's non-U.S. affiliates and joint ventures and are payable in U.S. Dollar, Chinese Renminbi and India Rupee. Available borrowings on outstanding affiliate credit facilities as of September 30, 2018, are approximately $25 million and certain of these facilities have pledged assets as security.
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
The Company is required to pay accrued interest on any outstanding principal balance under the credit facility with a frequency of the lesser of the elected LIBOR tenor or every three months. Any outstanding principal under this facility will be due upon the maturity date. The Company may also terminate or reduce the borrowing commitments under this facility, in whole or in part, upon three business days’ notice.
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
The Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, and contains customary events of default. The Revolving Credit Facility also requires that the Company maintain a total net leverage ratio no greater than 3.00:1.00. During any period when the Company’s corporate and family ratings meet investment grade ratings, certain of the negative covenants will be suspended. As of September 30, 2018, the Company was in compliance with all its debt covenants.

As of September 30, 2018, the outstanding aggregate principal borrowing under the amended Term Facility is $350 million and there were no outstanding borrowings under the Revolving Credit Facility.
Other
The Company has a $5 million letter of credit facility, whereby the Company is required to maintain a collateral account equal to 103% of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of September 30, 2018. Additionally, the Company had $14 million of locally issued letters of credit with less than $1 million of collateral as of September 30, 2018, to support various tax appeals, customs arrangements and other obligations at its local affiliates.
NOTE 12. Employee Benefit Plans
Defined Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended September 30, 2018 and 2017 were as follows:

	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
	(Dollars in Millions)
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$—	$(1)
Pension financing benefit (cost):
Interest cost	(6)	(7)	(3)	(2)
Expected return on plan assets	10	10	2	2
Amortization of losses and other	—	—	—	—
Net pension income (expense)	$4	$3	$(1)	$(1)
The Company's net periodic benefit costs for all defined benefit plans for the nine month periods ended September 30, 2018 and 2017 were as follows:

	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
	(Dollars in Millions)
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$(1)	$(2)
Pension financing benefit (cost):
Interest cost	(20)	(21)	(7)	(7)
Expected return on plan assets	30	30	7	7
Amortization of losses and other	—	—	(1)	(1)
Restructuring related pension cost:
Special termination benefits	(1)	—	—	—
Net pension income (expense)	$9	$9	$(2)	$(3)
The Company previously recorded service cost with other components of net pension income (expense) in cost of sales and selling, general and administrative expenses. Adoption of ASU 2017-07, “Compensation - Retirement Benefits (Topic 715)," resulted in the reclassification of pension financing benefit (cost) into "Other income, net."
During the nine months ended September 30, 2018, cash contributions to the Company's defined benefit plans were approximately $1 million for the U.S. plans and $4 million for the non-U.S. plans. The Company estimates that cash contributions to its defined benefit pension plans will be $7 million in 2018.

NOTE 13. Income Taxes
During the three and nine month periods ended September 30, 2018, the Company recorded a provision for income tax on continuing operations of $9 million and $42 million, respectively, which reflects income tax expense in countries where the Company is profitable; accrued withholding taxes; ongoing assessments related to the recognition and measurement of uncertain tax benefits; the inability to record a tax benefit for pretax losses and/or recognize expense for pretax income in certain jurisdictions (including the U.S.) due to valuation allowances; and other non-recurring tax items. Pretax losses from continuing operations in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $10 million and $13 million for the nine month periods ended September 30, 2018 and 2017, respectively, resulting in an increase in the Company's effective tax rate in those years.
The reduction of the U.S. federal statutory income tax rate from 35% to 21% under the Tax Cuts and Jobs Act (the “Act”) enacted in December 2017, did not have a significant impact to income tax expense for the nine months ended September 30, 2018 due to the U.S. valuation allowance. The Company’s income tax expense reflects the estimated impacts of other provisions of the Act including the global minimum income tax and base erosion tax provisions related to offshore activities and affiliated party payments neither of which had a significant impact to income tax expense for the nine months ended September 30, 2018.
The Company provides for U.S. and non-U.S. income taxes and non-U.S. withholding taxes on the projected future repatriations of the earnings from its non-U.S. operations that are not considered permanently reinvested at each tier of the legal entity structure. During the nine month periods ended September 30, 2018 and 2017, the Company recognized expense primarily related to non-U.S. withholding taxes, including exchange impacts, of $6 million in both years, reflecting the Company's forecasts which contemplate numerous financial and operational considerations that impact future repatriations.
The Company's provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income before income taxes, excluding equity in net income of non-consolidated affiliates for the period. Effective tax rates vary from period to period as separate calculations are performed for those countries where the Company's operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained. In determining the estimated annual effective tax rate, the Company analyzes various factors, including but not limited to, forecasts of projected annual earnings, taxing jurisdictions in which the pretax income and/or pretax losses will be generated, available tax planning strategies and estimated impacts attributable to the Act. The Company’s estimated annual effective tax rate is updated each quarter and may be significantly impacted by changes to the mix of forecasted earnings by tax jurisdiction. The tax impact of adjustments to the estimated annual effective tax rate are recorded in the period such estimates are revised. The Company is also required to record the tax impact of certain other non-recurring tax items, including changes in judgment about valuation allowances and uncertain tax positions, and changes in tax laws or rates, in the interim period in which they occur, rather than include them in the estimated annual effective tax rate.
The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, tax planning strategies and projected future impacts attributable to the Act. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses, in particular, when there is a cumulative loss incurred over a three-year period. In regards to the full valuation allowance recorded against the U.S. net deferred tax assets, the cumulative U.S. pretax book loss adjusted for significant permanent items incurred over the three-year period ended December 31, 2017 limits the ability to consider other subjective evidence such as the Company’s plans to improve U.S. profits, and as such, the Company continues to maintain a full valuation allowance against the U.S. net deferred tax assets. Based on the Company’s current assessment, it is possible that within the next 3 to 15 months, the existing valuation allowance against the U.S. net deferred tax assets could be partially released. Any such release is dependent upon the sustained improvement in U.S. operating results, and, if such a release of the valuation allowance were to occur, it could have a significant impact on net income in the quarter in which it is deemed appropriate to partially release the reserve.
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
For year-end 2017, the Company recorded provisional amounts for impacts of the Act in accordance with the guidance as of the date of the year-end filing, including the one-time transition tax on the mandatory deemed repatriation of foreign earnings, gross foreign tax credit carryforwards, the remeasurement of deferred taxes, and related valuation allowances. In the three months ended September 30, 2018, the Company has continued to evaluate these impacts of the Act and has not identified any material adjustment to the previously recorded provisional amounts. The Company will continue to refine provisional amounts surrounding the remeasurement of deferred taxes and information related to unremitted earnings from foreign affiliates to more precisely analyze and compute the remeasurement of deferred taxes and the impact of the transition tax under the Act, as well as other provisions of the Act, such as the global minimum income tax and base erosion tax provisions related to offshore activities and affiliated party payments, as more information and further guidance become available.
Unrecognized Tax Benefits
Gross unrecognized tax benefits as of September 30, 2018 and December 31, 2017, including amounts attributable to discontinued operations, were $18 million in both years. Of these amounts approximately $11 million and $9 million as of September 30, 2018 and December 31, 2017, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. If the uncertainty is resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at September 30, 2018 and December 31, 2017 was $2 million and $3 million, respectively.
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
During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) related to the sale of its chassis business to a third party, which required a deposit in the amount of $15 million during 2013 necessary to open a judicial proceeding against the government in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities after attempts to reopen an appeal of the administrative decision failed. Adjusted for currency impacts and accrued interest, the deposit amount is approximately $13 million, as of September 30, 2018. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments, as well as income tax refund claims associated with other jurisdictions, total $16 million as of September 30, 2018, and are included in "Other non-current assets" on the consolidated balance sheet.

NOTE 14. Stockholders’ Equity and Non-controlling Interests
Changes in equity for the three and nine months ended September 30, 2018 and 2017 are as follows:

	2018			2017
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Three Months Ended September 30, 2018
Beginning balance	$516	$100	$616	$569	$136	$705
Net income from continuing operations	20	3	23	43	4	47
Net income from discontinued operations	1	—	1	—	—	—
Net income	21	3	24	43	4	47
Other comprehensive income (loss)
Foreign currency translation adjustments	(14)	(3)	(17)	17	2	19
Net investment hedge	—	—	—	(7)	—	(7)
Benefit plans	—	—	—	(1)	—	(1)
Unrealized hedging gain	1	—	1	1	—	1
Total other comprehensive income (loss)	(13)	(3)	(16)	10	2	12
Stock-based compensation, net	2	—	2	3	—	3
Share repurchases	(50)	—	(50)	(10)	—	(10)
VFAE acquisition	—	15	15	—	—	—
Dividends to non-controlling interests	—	—	—	—	(24)	(24)
Ending balance	$476	$115	$591	$615	$118	$733

	2018			2017
	Visteon	NCI	Total	Visteon	NCI	Total
	(Dollars in Millions)
Nine Months Ended September 30, 2018
Beginning balance	$637	$124	$761	$586	$138	$724
Net income from continuing operations	119	8	127	143	11	154
Net income from discontinued operations	2	—	2	8	—	8
Net income	121	8	129	151	11	162
Other comprehensive income (loss)
Foreign currency translation adjustments	(43)	(4)	(47)	57	4	61
Net investment hedge	2	—	2	(20)	—	(20)
Benefit plans	2	—	2	(2)	—	(2)
Unrealized hedging gain	5	—	5	4	—	4
Total other comprehensive income (loss)	(34)	(4)	(38)	39	4	43
Stock-based compensation, net	2	—	2	9	—	9
Share repurchases	(250)	—	(250)	(170)	—	(170)
VFAE acquisition	—	15	15	—	—	—
Dividends to non-controlling interests	—	(28)	(28)	—	(35)	(35)
Ending balance	$476	$115	$591	$615	$118	$733
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

During the nine months ended September 30, 2018, the Company recognized a $10 million benefit on forfeiture of unvested shares due to the settlement of a litigation matter as further described in Note 17, "Commitments and Contingencies."
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
On January 15, 2018, the Company's Board of Directors authorized an additional $500 million of share repurchases, for a total authorization of $700 million, of its shares of common stock through 2020.
During the first nine months of 2018, the Company entered into various programs with third-party financial institutions to purchase an aggregate amount of $250 million of the Company's common stock as further described below:

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

•
During the third quarter of 2018, the Company entered into a brokerage agreement with a third-party financial institution to execute open market repurchases of the Company's common stock. Pursuant to this arrangement the Company paid $10 million to repurchase 87,141 shares at an average price of $114.67.

•
On August 27, 2018, the Company entered into a share repurchase agreement with a third party financial institution to repurchase of the Company's common stock complying with the provisions of Rule 10b5-1 and Rule 10b-18 under the Securities and Exchange Act of 1934. Pursuant to these programs the Company spent $40 million to repurchase 375,069 shares at an average price of $106.65 during the quarter.

As of September 30, 2018, $450 million of the authorization through 2020 remains outstanding. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other considerations.

Non-Controlling Interests
The Company's non-controlling interests are as follows:

	September 30	December 31
	2018	2017
	(Dollars in Millions)
Yanfeng Visteon Automotive Electronics Co., Ltd.	$55	$77
Shanghai Visteon Automotive Electronics, Co., Ltd.	42	44
Changchun Visteon FAWAY Electronics, Co., Ltd.	15	—
Other	3	3
	$115	$124
Accumulated Other Comprehensive Loss
Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Dollars in Millions)
Changes in AOCI:
Beginning balance	$(195)	$(204)	$(174)	$(233)
Other comprehensive income (loss) before reclassification, net of tax	(11)	8	(33)	34
Amounts reclassified from AOCI	(2)	2	(1)	5
Ending balance	$(208)	$(194)	$(208)	$(194)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(129)	$(123)	$(100)	$(163)
Other comprehensive income (loss) before reclassification, net of tax (a)	(14)	17	(43)	57
Ending balance	(143)	(106)	(143)	(106)
Net investment hedge
Beginning balance	(10)	(3)	(12)	10
Other comprehensive income (loss) before reclassification, net of tax (a)	1	(7)	3	(20)
Amounts reclassified from AOCI	(1)	—	(1)	—
Ending balance	(10)	(10)	(10)	(10)
Benefit plans
Beginning balance	(61)	(76)	(63)	(75)
Other comprehensive income (loss) before reclassification, net of tax (a)	—	(1)	1	(2)
Amounts reclassified from AOCI	—	—	1	—
Ending balance	(61)	(77)	(61)	(77)
Unrealized hedging gain (loss)
Beginning balance	5	(2)	1	(5)
Other comprehensive income (loss) before reclassification, net of tax (b)	2	(1)	6	(1)
Amounts reclassified from AOCI	(1)	2	(1)	5
Ending balance	6	(1)	6	(1)
Total AOCI	$(208)	$(194)	$(208)	$(194)
(a) Net tax expense was less than $1 million for both the three and nine months ended September 30, 2018 and 2017.
(b) Net tax benefit was less than $1 million and net tax expense was less than $1 million related to unrealized hedging loss (gain) for the three months ended September 30, 2018 and 2017, respectively. Net tax expense of less than $1 million and $1 million are related to unrealized hedging gain for the nine months ended September 30, 2018 and 2017, respectively.

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
The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(In Millions, Except Per Share Amounts)
Numerator:
Net income from continuing operations attributable to Visteon	$20	$43	$119	$143
Net income from discontinued operations attributable to Visteon	1	—	2	8
Net income attributable to Visteon	$21	$43	$121	$151
Denominator:
Average common stock outstanding - basic	29.3	31.2	29.8	31.8
Dilutive effect of performance based share units and other	0.2	0.6	0.3	0.5
Diluted shares	29.5	31.8	30.1	32.3
Basic and Diluted Per Share Data:
Basic earnings per share attributable to Visteon:
Continuing operations	$0.68	$1.38	$3.99	$4.50
Discontinued operations	0.03	—	0.07	0.25
	$0.71	$1.38	$4.06	$4.75
Diluted earnings per share attributable to Visteon:
Continuing operations	$0.68	$1.35	$3.95	$4.43
Discontinued operations	0.03	—	0.07	0.25
	$0.71	$1.35	$4.02	$4.68
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

Items Measured at Fair Value on a Nonrecurring Basis
Certain assets and liabilities are measured at fair value on a nonrecurring basis. The fair value measurements are generally determined using unobservable inputs and are classified within Level 3 of the fair value hierarchy. These assets include long-lived assets, intangible assets and investments in affiliates, which may be written down to fair value as a result of impairment. During the nine months ended September 30, 2018, there were no items measured at fair value on a nonrecurring basis, except for the items described in Note 3 "Acquisitions."
Items Not Carried at Fair Value
The Company's fair value of debt was approximately $382 million and $401 million as of September 30, 2018 and December 31, 2017, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2, "Other Observable Inputs" in the fair value hierarchy.
Items Measured at Fair Value on a Recurring Basis
The Company is exposed to various market risks including, but not limited to, changes in currency exchange rates and market interest rates. The Company manages these risks, in part, through the use of derivative financial instruments. The maximum length of time over which the Company hedges the variability in the future cash flows related to transactions, excluding those transactions as related to the payment of variable interest on existing debt, is eighteen months. The maximum length of time over which the Company hedges forecasted transactions related to variable interest payments is the term of the underlying debt. The use of financial derivative instruments may pose risk of loss in the event of nonperformance by the transaction counter-party.
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
Foreign Exchange Risk: The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends and investments in subsidiaries. The Company primarily uses foreign currency derivative instruments, including forward and option contracts, to mitigate the variability of the value of cash flows denominated in currency other than the hedging entity's functional currency. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s current hedged foreign currency exposures include the Euro, Japanese Yen, Thai Baht and Mexican Peso.
As of September 30, 2018, and December 31, 2017, the Company had foreign currency derivative instruments with aggregate notional value of approximately $77 million and $119 million, respectively. At September 30, 2018, approximately $40 million of the hedge instruments have been designated as cash flow hedges. Accordingly, the total change in fair value of the transactions are initially recognized in other comprehensive income, a component of shareholders' equity, if considered highly effective. Upon settlement of the transactions, the accumulated gains and losses are reclassified to income in the same periods during which the hedged cash flows impact earnings. The fair value of these derivatives is an asset of $1 million and a liability of $2 million, as of September 30, 2018, and December 31, 2017, respectively. The difference between the gross and net value of these derivatives after offset by counter party is not material. The estimated AOCI that is expected to be reclassified into earnings within the next

12 months is an approximate gain of less than $1 million. The terms of the hedges do not exceed 18 months.
At December 31, 2017, the Company had cross currency swaps intended to mitigate the variability of the value of the Company's investment in certain European subsidiaries with an aggregate notional value of $150 million, designated as net investment hedges under the forward method of effectiveness assessment. The aggregate fair value was a non-current liability of $23 million at December 31, 2017.
In connection with the Company's early adoption of ASU 2017-12, on March 29, 2018 the Company re-designated the hedging relationships of its existing cross currency swaps as net investment hedges of certain of the Company's European affiliates. Concurrent with its adoption of the new standard, the Company elected to change the method of hedge effectiveness from the forward rate to the spot method.
On May 30, 2018, concurrent with the fourth amendment of its Credit Agreement, the Company elected to de-designate its net investment hedge relationships and modify its existing cross currency swaps to more closely align with certain terms of the amended facility. The amended swaps are designated as net investment hedges of the Company's investments in certain European affiliates. These existing off-market swap transactions had an aggregate liability fair value of approximately $22 million at the time of designation as net investment hedges. At inception of the hedge relationship the amount of excluded component related to the off-market swap transactions was $3 million. This amount is amortized into earnings on a straight-line basis through expiration of the swaps in August 2022. Additionally, the Company executed an incremental $50 million in notional value of cross currency swaps which are also designated as net investment hedges of certain of its European affiliates.

The Company uses the spot method to assess the effectiveness of its net investment hedge transactions. Accordingly, the effective portion of periodic changes in the fair value of the designated cross currency swaps are recorded to other comprehensive income. At September 30, 2018, the Company had cross currency swaps with an aggregate notional value of $200 million and aggregate fair value of $21 million recorded in other non-current liabilities.
Interest Rate Risk: The Company is subject to interest rate risk in relation to variable-rate debt. The Company uses financial derivative instruments to manage exposure to fluctuations in interest rates in connection with its risk management policies.
At December 31, 2017, the Company had an aggregate notional value of $150 million of interest rate swaps intended to mitigate the variability of interest expense related to the floating rate debt under the Term Facility. On May 30, 2018, concurrent with the amendment of its Term Facility, the Company terminated the interest rate swaps and received $4 million of proceeds upon settlement. Simultaneously, the Company executed interest rate swaps with an aggregate notional value of $200 million to effectively convert designated floating rate interest payments to fixed cash flows. On July 17, 2018, the Company executed an incremental interest rate swap transaction with a notional value of $50 million. At September 30, 2018, the Company had interest rate swaps with an aggregate notional value of $250 million.
The maturities of these swaps do not exceed the underlying obligations under the amended Term Facility. The instruments are designated as cash flow hedges, accordingly, the effective portion of the periodic changes in the fair value of the swap transactions is recognized in accumulated other comprehensive income, a component of shareholders' equity. Subsequently, the accumulated gains and losses recorded in equity are reclassified to income in the period during which the hedged cash flow impacts earnings. As of September 30, 2018 and December 31, 2017, the fair value of the derivative was an asset of approximately $2 million and less than $1 million, respectively. AOCI expected to be reclassified into earnings within the next 12 months is a gain of $1 million.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the three and nine months ended September 30, 2018 and 2017 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)		Recorded in Income (Loss)
	2018	2017	2018	2017	2018	2017
	(Dollars in Millions)
Three Months Ended September 30, 2018
Foreign currency risk - Cost of sales:
Cash flow hedges	$—	$(1)	$1	$2	$—	$—
Non-designated cash flow hedges	—	—	—	—	—	1
Foreign currency risk - Interest expense, net:
Net investment hedges	1	(7)	1	—	—	—
Interest rate risk - Interest expense, net:
Interest rate swap	2	—	—	—	—	—
	$3	$(8)	$2	$2	$—	$1
Nine Months Ended September 30, 2018
Foreign currency risk - Cost of sales:
Cash flow hedges	$2	$(1)	$1	$5	$—	$—
Non-designated cash flow hedges	—	—	—	—	1	(2)
Foreign currency risk - Interest expense, net:
Net investment hedges	3	(20)	1	—	—	—
Interest rate risk - Interest expense, net:
Interest rate swap	4	—	—	1	—	—
	$9	$(21)	$2	$6	$1	$(2)
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
The Company's credit risk with any individual customer does not exceed ten percent of total accounts receivable except for Ford and its affiliates which represent 26% and 28%, Mazda which represents 18% and 17% and Renault/Nissan which represents 13% and 14%, of the balance as of September 30, 2018 and December 31, 2017, respectively.

NOTE 17. Commitments and Contingencies
Litigation and Claims
In 2003, the Local Development Finance Authority of the Charter Township of Van Buren, Michigan (the “Township”) issued, approximately $28 million in bonds finally maturing in 2032, the proceeds of which were used at least in part to assist in the development of the Company’s U.S. headquarters located in the Township. During January 2010, the Company and the Township entered into a settlement agreement (the “Settlement Agreement”) that, among other things, reduced the taxable value of the headquarters property to current market value and facilitated certain claims of the Township in the Company’s chapter 11 proceedings. The Settlement Agreement also provided that the Company would negotiate in good faith with the Township in the event that property tax payments was inadequate to permit the Township to meet its payment obligations with respect to the bonds. In September 2013, the Township notified the Company in writing that it is estimating a shortfall in tax revenues of between $25 million and $36 million, which could render it unable to satisfy its payment obligations under the bonds. On May 12, 2015, the Township commenced a proceeding against the Company in the U. S. Bankruptcy Court for the District of Delaware in connection with the foregoing. Upon the Company’s motion to dismiss, the Township dismissed the proceeding before the Delaware Bankruptcy Court and re-commenced the proceeding against the Company in the Michigan Wayne County Circuit Court for the State of Michigan on July 2, 2015. The Township sought damages or, alternatively, declaratory judgment that, among other things, the Company is responsible under the Settlement Agreement for payment of any shortfall in the bond debt service payments. On February 2, 2016, the Wayne County Circuit Court dismissed the Township’s lawsuit without prejudice on the basis that the Township’s claims were not ripe for adjudication. The Township appealed the decision to the Michigan Court of Appeals, which affirmed the dismissal of the Township’s lawsuit. The Township has sought leave to appeal from the Michigan Supreme Court. On May 11, 2018, the Supreme Court directed supplemental briefing and oral argument “on whether to grant the application or take other action.” The Township filed its supplemental brief on June 22, 2018, and Visteon filed its brief on July 13, 2018. On October 9, 2018, the Supreme Court held oral argument and took the matter under advisement. It is not known when the Supreme Court will issue its decision and whether it will grant leave or some other form of relief. The Company disputes the factual and legal assertions made by the Township and intends to vigorously defend the matter. The Company is not able to estimate the possible loss or range of loss in connection with this matter.
The dispute between the Company and its former President and Chief Executive Officer, Timothy D. Leuliette, was resolved in the first quarter of 2018. Pursuant to the resolution, the Company recognized $17 million of pre-tax income, representing the forfeiture of stock based awards and release of other liabilities accrued during prior periods. The benefit is classified as a reduction to selling, general and administrative expenses of $10 million, a benefit to "Other income, net" of $4 million, and a benefit to discontinued operations of $3 million.
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
The Company's operations in Brazil and Argentina are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of September 30, 2018, the Company maintained accruals of approximately $13 million and $3 million for claims aggregating approximately $99 million and $3 million in Brazil and Argentina, respectively. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.
Guarantees and Commitments
The Company has provided a $11 million loan guarantee to YFVIC. The guarantee contains standard non-payment provisions to cover the borrowers in event of non-payment of principal, accrued interest, and other fees, and the loan is expected to be fully paid by September 2019.
As part of the agreements of the Climate Transaction and Interiors Divestiture, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of September 30, 2018, the Company has approximately $5 million and $1 million of outstanding guarantees, related to the divested Climate and Interiors entities, respectively. These guarantees will generally cease upon expiration of current lease agreements.
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
The following table provides a reconciliation of changes in the product warranty and recall claims liability:

	Nine Months Ended September 30
	2018	2017
	(Dollars in Millions)
Beginning balance	$49	$55
Accruals for products shipped	14	15
Changes in estimates	(1)	5
Specific cause actions	5	3
VFAE consolidation	1	—
Recoverable warranty/recalls	2	—
Foreign currency	(1)	2
Settlements	(18)	(29)
Ending balance	$51	$51
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
Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of September 30, 2018 and that are in excess of established reserves.

The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.
NOTE 18. Revenue Recognition
Disaggregated revenue by geographical market and product lines is as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	2018	2018
	(Dollars in Millions)
Geographical Markets (a)
Asia	$286	$910
Europe	223	759
Americas	179	611
Eliminations	(7)	(27)
	$681	$2,253
(a) Company sales based on geographic region where sale originates and not where customer is located.

	Three Months Ended September 30	Nine Months Ended September 30
	2018	2018
	(Dollars in Millions)
Product Lines
Instrument clusters	$275	$908
Audio and infotainment	176	578
Information displays	116	382
Climate controls	27	98
Body and security	25	86
Telematics	17	51
Other (includes HUD)	45	150
	$681	$2,253
The Company generates revenue from the production of automotive vehicle cockpit electronics parts sold to OEM’s, or Tier 1 suppliers at the direction of the OEM, under long term supply agreements supporting new vehicle production. Such agreements may also require related production for service parts, subsequent to initial vehicle production periods.
In connection with the sale of electronics parts, the Company is subject to typical assurance warranty obligations that only cover the compliance of the electronics parts produced according to agreed-upon specifications. For further detail on the Company’s warranty obligations see Note 17 "Commitments and Contingencies."

Performance Obligations

The Company’s contracts with customers involve various governing documents (Sourcing Agreements, Master Purchase Agreements, Terms and Conditions Agreements, etc.) which do not reach the level of a performance obligation of the Company until the Company receives either a purchase order and/or a customer release for a specific number of parts at a specified price, at which point the collective group of documents represent an enforceable contract. While the long term supply agreements generally range from three to five years, customers make no commitments to volumes, and pricing or specifications can change prior to or during production. The Company recognizes revenue when control of the parts produced are transferred to the customer according to the terms of the contract, which is usually when the parts are shipped or delivered to the customer’s premises. Customers are generally invoiced upon shipment or delivery and payment generally occurs within 45 to 90 days. Customers in China are often invoiced one month after shipment or delivery. Customer returns, when they occur, relate to quality rework issues and are not connected to any repurchase obligation of the Company. As of September 30, 2018, all unfulfilled performance obligations are expected to be fulfilled within the next twelve months.

Revenue is measured based on the transaction price and the quantity of parts specified in a contract with a customer. Discrete price changes may occur during the vehicle production period in order for the Company to remain competitive with market prices or based on changes in product specifications. In addition, customers may request or expect certain discounts not reflected in the purchase order that require estimation. In the event the Company concludes that a portion of the revenue for a given part may vary from the purchase order, the Company estimates variable consideration at the most likely amount to which the Company expects to be entitled. The estimates typically represent a narrow range of discounts and are based on historical experience and input from customer negotiations. The Company records such estimates within Sales and Accounts receivable, net, within the consolidated statements of comprehensive income and consolidated balance sheets, respectively. The Company adjusts its estimate of revenue at the earlier of when the most likely amount of consideration changes or when the consideration becomes fixed. During the three and nine months ended September 30, 2018, the Company recognized approximately $10 million and $22 million net increases in transaction price related to performance obligations satisfied in previous periods, respectively.

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
Contract Balances
The Company has no material contract assets, contract liabilities or capitalized contract acquisition costs as of September 30, 2018.
NOTE 19. Segment Information
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
Electronics sales were $681 million and $765 million for the three months ended September 30, 2018 and 2017, respectively. Segment Adjusted EBITDA was $71 million and $83 million for the three months ended September 30, 2018 and 2017, respectively.
Electronics sales were $2,253 million and $2,349 million for the nine months ended September 30, 2018 and 2017, respectively. Segment Adjusted EBITDA was $256 million and $268 million for the nine months ended September 30, 2018 and 2017, respectively.
The reconciliation of Adjusted EBITDA to net income attributable to Visteon is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017
	(Dollars in Millions)
Adjusted EBITDA	$71	$83	$256	$268
Depreciation and amortization	(22)	(21)	(67)	(62)
Restructuring expense	(18)	(6)	(28)	(10)
Interest expense, net	(2)	(3)	(6)	(12)
Equity in net income of non-consolidated affiliates	3	1	10	6
Provision for income taxes	(9)	(8)	(42)	(34)
Income from discontinued operations, net of tax	1	—	2	8
Net income attributable to non-controlling interests	(3)	(4)	(8)	(11)
Non-cash, stock-based compensation expense	(4)	(3)	(4)	(9)
Other	4	4	8	7
Net income attributable to Visteon Corporation	$21	$43	$121	$151

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
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
Visteon provides value for its customers and stockholders through its technology-focused vehicle cockpit electronics business, by delivering a rich, connected cockpit experience for every car from luxury to entry. The Company's cockpit electronics business is one of the broadest portfolios in the industry and includes instrument clusters, information displays, infotainment systems, audio systems, head-up displays, SmartCore™ cockpit domain controllers, vehicle connectivity, and the DriveCore™ advanced safety platform. Visteon also supplies embedded multimedia and smartphone connectivity software solutions to the global automotive industry. The Company's vehicle cockpit electronics business comprises and is reported under the Electronics segment.
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
The Company has laid out the following strategic priorities:

•
Long-Term Growth and Margin Expansion - Visteon offers technology and related manufacturing operations for instrument clusters, information displays, infotainment systems, cockpit domain controllers, audio systems, telematics solutions, and head-up displays.

The Company reported Adjusted EBITDA margin of 11.4% in the nine months ended September 30, 2018 and 2017. The Company is focused on delivering continued cost efficiencies by streamlining selling, general and administration costs and engineering costs, improving free cash flow, optimizing the capital structure and driving savings benefits as revenue grows.

•
Develop Next Generation of Safety Features - The Company is an established global leader in cockpit electronics technologies and is positioned to provide solutions as the industry transitions to the next generation of safety features. The Company's approach to advanced safety is to feature fail-safe centralized domain hardware, designed for algorithmic developers, and to apply artificial intelligence for object detection and other functions. The Company is developing a Level 3/4 secure advanced safety domain controller platform with an open framework based on neural networks. Level 3+ system requirements include systems with environmental monitoring radar, camera and LiDAR sensors, late fusion of sensor data, scalable centralized computing and machine learning algorithms. The Company is taking a disciplined approach to progress advanced safety technology via collaborations with key partners, customer partnerships and strategic investments.

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
In January 2018, the Company announced a strategic cooperation agreement with a leading China-based vehicle manufacturer, to develop and deploy next generation advanced safety and other cockpit electronics solutions. Visteon will continue to leverage joint venture relationships to drive adoption of new offerings.

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
During the first quarter of 2018, the Company entered into various programs to repurchase shares of its common stock. The Company paid a total of $50 million to repurchase 410,325 shares at an average price of $121.85 under these programs.
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
During the third quarter of 2018 the Company entered into various programs to repurchase shares of its common stock. The Company paid a total of $50 million to repurchase 462,210 shares at an average price of $108.16 under these programs.
As of September 30, 2018, $450 million of the authorization through 2020 remains outstanding. The Company may purchase additional shares pursuant to the foregoing authorization.

Executive Summary
The pie charts below highlight the sales breakdown for Visteon's Electronics segment for the three and nine months ended September 30, 2018.
Three Months Ended September 30, 2018

Nine Months Ended September 30, 2018
Third quarter 2018 global light vehicle production decreased 2% over the same period last year with most regions showing declines from the same quarter of 2017. Decreases in Asia Pacific, Europe and Other were partially offset by an increase in the Americas.
Light vehicle production levels by geographic region for the three and nine months ended September 30, 2018 and 2017 are provided below:

	Three Months Ended September 30			Nine Months Ended September 30
	2018	2017	Change	2018	2017	Change
	(Units in Millions)
Global	22.1	22.5	(2.0)%	70.5	69.9	0.8%
Asia Pacific	11.8	12.1	(2.1)%	36.5	36.1	1.2%
Europe	4.7	4.9	(5.1)%	16.6	16.5	0.2%
Americas	5.0	4.9	2.0%	15.4	15.4	0.1%
Other	0.6	0.6	(4.9)%	2.0	1.9	4.6%
Source: IHS Automotive
Global production volumes during the fourth quarter are projected to be flat compared to the prior year. Volumes for certain key Visteon customers are projected to decrease in the fourth quarter compared to last year, particularly in North America. Additionally, the continued shift away from diesel vehicles is expected to have a negative impact in Europe. In China, production volumes decreased in the third quarter of 2018 and are projected to continue to decrease in fourth quarter of 2018 due to a softening in consumer demand for automobiles. In southwestern Japan, successive heavy rain in late June through mid-July 2018 resulted in widespread, devastating floods and mud-flows, which may have a lingering impact on production volumes of several vehicle manufacturers in the fourth quarter.

Significant aspects of the Company's financial results during the three and nine months period ended September 30, 2018 include the following:

•
The Company recorded sales of $681 million for the three months ended September 30, 2018, representing a decrease of $84 million when compared with the same period of 2017. The decrease is primarily due to unfavorable volumes and currency, customer pricing net of design changes, and product mix, partially offset by net new business and the consolidation of a previously non-consolidated affiliate.

•
The Company recorded sales of $2,253 million for the nine months ended September 30, 2018, representing a decrease of $96 million when compared with the same period of 2017. The decrease is primarily due to unfavorable volumes, customer pricing net of design changes, and product mix, partially offset by net new business, favorable currency and the consolidation of a previously non-consolidated affiliate.

•
Gross margin was $82 million or 12.0% of sales for the three months ended September 30, 2018, representing a decrease of $32 million or 2.9% of sales compared to the same period of 2017. The decrease is primarily due to unfavorable volumes, customer pricing and product mix, increased engineering expense and unfavorable currency partially offset by improved cost performance.

•
Gross margin was $315 million or 14.0% of sales for the nine months ended September 30, 2018, representing a decrease of $39 million or 1.1% of sales compared to the same period of 2017. The decrease includes unfavorable volumes, customer pricing and product mix, partially offset by improved cost performance and favorable currency.

•
Net income attributable to Visteon was $21 million for the three months ended September 30, 2018, compared to net income of $43 million for the same period of 2017. The decrease of $22 million is primarily attributable to the decrease in gross margin including unfavorable volumes, customer pricing and product mix, engineering expense and unfavorable currency partially offset by improved cost performance.

•
Net income attributable to Visteon was $121 million for the nine months ended September 30, 2018, compared to net income of $151 million for the same period of 2017. The decrease of $30 million includes lower gross margin of $39 million and an increase in restructuring expense of $18 million. These decreases are partially offset by lower selling, general and administrative expenses of $22 million.

•
Total cash was $442 million, including $3 million of restricted cash as of September 30, 2018, $267 million lower than $709 million as of December 31, 2017, primarily attributable to share repurchases of $250 million, $96 million of capital expenditures, distribution payments of $14 million, and net debt payments of $13 million, partially offset by cash provided from operating activities of $107 million.

•
The Company generated $107 million of cash from operating activities during the nine months ended September 30, 2018, compared to cash generated by operations of $129 million during the same period of 2017, representing a $22 million decrease. The decrease in operating cash flows is primarily due to lower net income of $33 million, and greater use of cash related to other current assets and liabilities of $40 million which includes increases in capitalized engineering and third party royalty payments. These items are partially offset by reductions in trade working capital of $52 million during the nine months ended September 30, 2018 as compared to the same period of 2017.

Results of Operations - Three Months Ended September 30, 2018 and 2017
The Company's consolidated results of operations for the three months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended September 30
	2018	2017	Better/(Worse)
	(Dollars in Millions)
Sales	$681	$765	$(84)
Cost of sales	(599)	(651)	52
Gross margin	82	114	(32)
Selling, general and administrative expenses	(40)	(55)	15
Restructuring expense	(18)	(6)	(12)
Interest expense, net	(2)	(3)	1
Equity in net income of non-consolidated affiliates	3	1	2
Other income, net	7	4	3
Provision for income taxes	(9)	(8)	(1)
Net income from continuing operations	23	47	(24)
Income from discontinued operations	1	—	1
Net income	24	47	(23)
Net income attributable to non-controlling interests	(3)	(4)	1
Net income attributable to Visteon Corporation	$21	$43	$(22)
Adjusted EBITDA*	$71	$83	$(12)
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Sales and Cost of Sales

	Sales	Cost of Sales
	(Dollars in Millions)
Three months ended September 30, 2017	$765	$(651)
Volume, mix, and net new business	(68)	25
Currency	(7)	4
VFAE consolidation	3	(3)
Customer pricing and other	(12)	—
Net cost performance	—	26
Three months ended September 30, 2018	$681	$(599)
Sales for the three months ended September 30, 2018 totaled $681 million, which represents a decrease of $84 million compared with the same period of 2017. Unfavorable currency decreased sales by $7 million, primarily attributable to the Brazilian Real, Indian Rupee, Euro, Chinese Renminbi and Thai Baht. Unfavorable volumes and product mix, net of new business decreased sales by $68 million primarily attributable to lower customer production volumes in North America, China and Japan. Product mix reflects the Company specific content across product lines. Other reductions were primarily associated with customer pricing. The consolidation of a previously non-consolidated affiliate, Changchun Visteon FAWAY Auto Electronics Co., Ltd, ("VFAE"), during the third quarter of 2018 increased sales $3 million.
Cost of sales decreased by $52 million for the three months ended September 30, 2018 compared with the same period in 2017. Volumes, including the impact of product mix and net new business, decreased cost of sales by $25 million. Foreign currency decreased cost of sales by $4 million primarily attributable to the Indian Rupee, Chinese Renminbi, Euro and Japanese Yen, partially offset by the Brazilian Real. Net efficiencies, including material, design and usage economics and lower incentive compensation costs decreased cost of sales by $26 million. The consolidation of VFAE during the third quarter of 2018 increased cost of sales $3 million.

Cost of sales includes $77 million of net engineering costs related to forward model program development and advanced engineering activities. Net engineering costs for the three months ended September 30, 2018 were $9 million higher than the same period of 2017 to support our new business wins as well as investment in new technologies.

Gross Margin
Gross margin was $82 million or 12.0% of sales for the three months ended September 30, 2018 compared to $114 million or 14.9% of sales for the same period of 2017. Gross margin was impacted by $43 million from unfavorable volumes and product mix. Unfavorable currency of $3 million reflected the Brazilian Real and Indian Rupee. Gross margin also included favorable net cost performance of $14 million, primarily due to favorable material cost efficiencies and lower incentive compensation costs, partially offset by customer price reductions and increased net engineering costs.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $40 million or 5.9% and $55 million or 7.2% of sales, during the three months ended September 30, 2018 and 2017, respectively. The decrease is primarily related to lower incentive compensation costs and favorable currency.
Restructuring Expense
During the third quarter of 2018, the Company approved a restructuring program impacting engineering and administrative functions to optimize operations. The Company recorded approximately $18 million for the three months ended September 30, 2018.
Interest Expense, Net
Interest expense, net, was $2 million and $3 million for the three months ended September 30, 2018 and 2017, respectively. The decrease in net interest expense is primarily due to lower effective interest rates on debt, interest income on the settlement of a note receivable and the non-recurrence of the 2017 interest rate swap settlement expense.
Equity in Net Income of Non-Consolidated Affiliates
Equity in net income of non-consolidated affiliates was $3 million and $1 million for the three month periods ending September 30, 2018 and 2017, respectively. The income is primarily attributable to the Company's equity interest in Yanfeng Visteon Investment Company, which increased due to higher engineering recoveries.
Other Income, Net
Other income, net consists of the following:

	Three Months Ended September 30
	2018	2017
	(Dollars in Millions)
Pension financing benefits, net	$3	$3
Transformation initiatives	—	(1)
Gain on non-consolidated affiliate transactions, net	4	2
	$7	$4
Pension financing benefits, net include return on assets net of interest costs and other amortization.
On September 1, 2018, Visteon acquired an additional 1% ownership interest in VFAE, a former non-consolidated affiliate, resulting in a total 51% controlling interest and a non-cash gain of $4 million as further described in Note 3, "Acquisitions."
The gain on non-consolidated affiliate transactions for 2017 represents the Company's sale of a cost method investment during the three months ended September 30, 2017 as further described in Note 5, "Non-Consolidated Affiliates."

Income Taxes
The Company's provision for income taxes of $9 million for the three months ended September 30, 2018, represents an increase of $1 million, when compared with $8 million in the same period of 2017. The increase in tax expense reflects approximately $4 million in tax expense attributable to the year-over-year increase in the Company's estimated annual effective tax rate driven primarily by the mix of earnings and differing tax rates between jurisdictions, which was partially offset by approximately $3 million decrease in tax expense related to the year-over-year reduction in profits.
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
Net Income
Net income attributable to Visteon was $21 million for the three months ended September 30, 2018, compared to net income of $43 million for the same period of 2017. The decrease of $22 million is primarily attributable to the decrease in gross margin including unfavorable volumes, customer pricing and product mix, increased net engineering costs and unfavorable currency partially offset by improved cost performance.
Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 19, "Segment Information") was $71 million for the three months ended September 30, 2018, representing a decrease of $12 million when compared with Adjusted EBITDA of $83 million for the same period of 2017. The decrease includes unfavorable volumes and product mix which reduced Adjusted EBITDA by $43 million. Foreign currency decreased Adjusted EBITDA by $2 million attributable to the Brazilian Real and Indian Rupee partially offset by the Euro. Favorable net cost performance increased Adjusted EBITDA by $33 million reflecting material cost efficiencies and lower incentive compensation costs which were partially offset by customer pricing and higher net engineering costs.
The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the three months ended September 30, 2018 and 2017, is as follows:

	Three Months Ended September 30
	2018	2017	Better/(Worse)
	(Dollars in Millions)
Adjusted EBITDA	$71	$83	$(12)
Depreciation and amortization	(22)	(21)	(1)
Restructuring expense	(18)	(6)	(12)
Interest expense, net	(2)	(3)	1
Equity in net income of non-consolidated affiliates	3	1	2
Provision for income taxes	(9)	(8)	(1)
Income from discontinued operations, net of tax	1	—	1
Net income attributable to non-controlling interests	(3)	(4)	1
Non-cash, stock-based compensation expense	(4)	(3)	(1)
Other	4	4	—
Net income attributable to Visteon Corporation	$21	$43	$(22)

Results of Operations - Nine Months Ended September 30, 2018 and 2017
The Company's consolidated results of operations for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended September 30
	2018	2017	Change
	(Dollars in Millions)
Sales	$2,253	$2,349	$(96)
Cost of sales	(1,938)	(1,995)	57
Gross margin	315	354	(39)
Selling, general and administrative expenses	(139)	(161)	22
Restructuring expense	(28)	(10)	(18)
Interest expense, net	(6)	(12)	6
Equity in net income of non-consolidated affiliates	10	6	4
Other income, net	17	11	6
Provision for income taxes	(42)	(34)	(8)
Net income from continuing operations	127	154	(27)
Income from discontinued operations	2	8	(6)
Net income	129	162	(33)
Net income attributable to non-controlling interests	(8)	(11)	3
Net income attributable to Visteon Corporation	$121	$151	$(30)
Adjusted EBITDA*	$256	$268	$(12)

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Sales and Cost of Sales

	Sales	Cost of Sales
	(Dollars in Millions)
Nine months ended September 30, 2017	$2,349	$(1,995)
Volume, mix, and net new business	(98)	25
Currency	64	(47)
VFAE consolidation	3	(3)
Customer pricing and other	(65)	—
Net cost performance	—	82
Nine months ended September 30, 2018	$2,253	$(1,938)
Sales for the nine months ended September 30, 2018 totaled $2,253 million, which represents a decrease of $96 million compared with the same period of 2017. Favorable currency increased sales by $64 million, primarily attributable to the Euro, Chinese Renminbi, Japanese Yen and Thai Baht, partially offset by the Brazilian Real and Indian Rupee. Unfavorable volumes, and product mix, net of new business decreased sales by $98 million primarily attributable to lower customer production volumes in North America, China and Japan. Product mix reflects the Company specific content across product lines. Other reductions were primarily associated with customer pricing. The consolidation of VFAE during the third quarter of 2018 increased sales $3 million.
Cost of sales decreased by $57 million for the nine months ended September 30, 2018 when compared with the same period in 2017. Volume, product mix and net new business decreased cost of sales $25 million. Foreign currency increased cost of sales by $47 million primarily attributable to the Euro, Chinese Renminbi, Brazilian Real, Thai Baht and Mexican Peso partially offset by the Japanese Yen. Net efficiencies, including material, design and usage economics and lower incentive compensation costs decreased cost of sales by $82 million.

Cost of sales includes net engineering costs of $224 million related to forward model program development and advanced engineering activities. Net engineering costs for the nine months ended September 30, 2018 were $10 million higher than the same period of 2017 to support our new business wins as well as investment in new technologies.
Gross Margin
Gross margin was $315 million or 14.0% of sales for the nine months ended September 30, 2018 compared to $354 million or 15.1% of sales for the same period of 2017. Gross margin was impacted by $73 million from unfavorable volumes and product mix. Favorable currency of $17 million reflected the Euro, Chinese Renminbi and Japanese Yen, partially offset by the Brazilian Real, Indian Rupee and Mexican Peso. Gross margin also included favorable net cost performance of $17 million, primarily due to favorable material cost efficiencies and lower incentive compensation costs, partially offset by customer price reductions.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $139 million or 6.2% of sales and $161 million or 6.9% of sales during the nine months ended September 30, 2018 and 2017, respectively. The decrease includes approximately $10 million related to the resolution of a legal matter as further described in Note 17, "Commitments and Contingencies," and lower incentive compensation costs, partially offset by unfavorable currency.
Restructuring Expense
During the third quarter of 2018, the Company approved a restructuring program impacting engineering and administrative functions to optimize operations. The Company recorded approximately $18 million for the nine months ended September 30, 2018.
During the second quarter of 2018, the Company recorded employee severance and termination benefit expenses of approximately $3 million related to legacy employees at a South America facility and $2 million associated with employees at North America manufacturing facilities due to the wind-down of certain products.
During the fourth quarter of 2016, the Company approved a restructuring program impacting engineering and administrative functions to further align the Company's footprint with its core product technologies and customers. During the nine months ended September 30, 2018, the Company recorded approximately $5 million of restructuring expenses under this program and it is considered substantially complete.
Interest Expense, Net
Interest expense, net was $6 million and $12 million for the nine months ended September 30, 2018 and 2017, respectively. The decrease in net interest expense is primarily resulting from lower effective interest rates on debt, interest income on the settlement of a note receivable and the non-recurrence of the 2017 interest rate swap settlement expense.
Equity in Net Income of Non-Consolidated Affiliates
Equity in net income of non-consolidated affiliates was $10 million and $6 million for the nine month periods ending September 30, 2018 and 2017, respectively. The income is primarily attributable to the Company's equity interest in Yanfeng Visteon Investment Company, which increased due to lower net engineering expenses, including increased recoveries.
Other Income, Net
Other income, net consists of the following:

	Nine Months Ended September 30
	2018	2017
Pension financing benefits, net	$9	$8
Transformation initiatives	4	(1)
Gain on non-consolidated affiliate transactions, net	4	4
	$17	$11

Pension financing benefits, net include return on assets net of interest costs and other amortization.
Transformation initiatives include information technology separation costs, integration of acquired business, and financial and advisory services incurred in connection with the Company's transformation into a pure play cockpit electronics business. During the nine months ended September 30, 2018, the Company recognized a $4 million benefit related to the resolution of a legal matter as further described in Note 17, "Commitments and Contingencies."
On September 1, 2018, Visteon acquired an additional 1% ownership interest in VFAE, a former non-consolidated affiliate, resulting in a total 51% controlling interest and a non-cash gain of $4 million as further described in Note 3, "Acquisitions."
The gain on non-consolidated affiliate transactions for 2017 represents the Company's sale of three cost method investments and an equity method investment during the nine months ended September 30, 2017 as further described in Note 5, "Non-Consolidated Affiliates."

Income Taxes

The Company's provision for income taxes of $42 million for the nine months ended September 30, 2018 represents an increase of $8 million when compared with $34 million in the same period of 2017. The increase in tax expense is attributable to several items which total approximately $13 million and relate primarily to the year-over-year increase in the Company’s estimated annual effective tax rate driven by the mix of earnings and differing tax rates between jurisdictions and changes in uncertain tax positions, including interest. These increases were partially offset by approximately $3 million reduction in tax expense related to the year-over-year reduction in profits and the non-recurrence of $2 million of tax in 2017 in connection with changes in assessments regarding the realization of certain deferred tax assets.
The reduction of the U.S. federal statutory income tax rate from 35% to 21% under the Tax Cuts and Jobs Act (the “Act”) enacted in December 2017, did not have a significant impact to income tax expense for the nine months ended September 30, 2018 due to the U.S. valuation allowance. The Company’s income tax expense reflects the estimated impacts of other provisions of the Act including the global minimum income tax and base erosion tax provisions related to offshore activities and affiliated party payments neither of which had a significant impact to income tax expense for the nine months ended September 30, 2018.
Discontinued Operations
In connection with the Climate Transaction, the Company completed the repurchase of the electronics operations located in India during the first quarter of 2017 for $47 million, recognizing a $7 million gain on settlement of purchase commitment contingencies.
Net Income
Net income attributable to Visteon was $121 million for the nine months ended September 30, 2018, compared to net income of $151 million for the same period of 2017. The decrease of $30 million includes lower gross margin of $39 million and an increase in restructuring expense of $18 million. These decreases are partially offset by lower selling, general and administrative expenses of $22 million.
Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 19, "Segment Information") was $256 million for the nine months ended September 30, 2018, representing a decrease of $12 million when compared with Adjusted EBITDA of $268 million for the same period of 2017. Favorable net cost performance increased Adjusted EBITDA by $48 million reflecting material cost efficiencies and lower incentive compensation costs which were partially offset by customer pricing. Foreign currency increased Adjusted EBITDA by $13 million attributable to the Euro, Chinese Renminbi and Japanese Yen, partially offset by the Brazilian Real, Indian Rupee and Mexican Peso. Unfavorable volumes and product mix decreased Adjusted EBITDA by $73 million.

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the nine months ended September 30, 2018 and 2017, is as follows:

	Nine Months Ended September 30
	2018	2017	Better/(Worse)
	(Dollars in Millions)
Adjusted EBITDA	$256	$268	$(12)
Depreciation and amortization	(67)	(62)	(5)
Restructuring expense	(28)	(10)	(18)
Interest expense, net	(6)	(12)	6
Equity in net income of non-consolidated affiliates	10	6	4
Provision for income taxes	(42)	(34)	(8)
Income from discontinued operations, net of tax	2	8	(6)
Net income attributable to non-controlling interests	(8)	(11)	3
Non-cash, stock-based compensation expense	(4)	(9)	5
Other	8	7	1
Net income attributable to Visteon Corporation	$121	$151	$(30)

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
Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. During the first quarter of 2018, Moody's upgraded the Company's credit rating to Ba2 from Ba3 and Standard & Poor's Ratings Services reaffirmed the Company's credit rating of 'BB'. See Note 11 "Debt" to the accompanying consolidated financial statements for a more comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines are primarily used by the Company's consolidated joint ventures, which had availability of $25 million as of September 30, 2018.
Cash Balances
As of September 30, 2018, the Company had total cash of $442 million, including $3 million of restricted cash. Cash balances totaling $276 million were located in jurisdictions outside of the United States, of which approximately $130 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017, but the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.
Other Items Affecting Liquidity
On January 15, 2018, Visteon's Board of Directors authorized the repurchase of an additional $500 million for a total authorization of $700 million of shares of the Company's common stock through 2020. As of September 30, 2018, the Company has completed the repurchase of $250 million and $450 million of the authorization through 2020 remains outstanding. Additional discussion regarding the Company's share repurchase activity is provided in Note 14, "Shareholders Equity and Non-Controlling Interests."
During the nine months ended September 30, 2018, cash contributions to the Company's defined benefit plans were approximately $1 million for the U.S. plans and $4 million for the non-U.S. plans. The Company estimates that cash contributions to its defined benefit pension plans will be $7 million in 2018.

Management’s ongoing efforts to drive further operational improvements may cause the Company to incur additional restructuring charges.

Cash Flows
Operating Activities
The Company generated $107 million of cash from operating activities during the nine months ended September 30, 2018, compared to cash generated by operations of $129 million during the same period of 2017, representing a $22 million decrease. The decrease in operating cash flows is primarily due to lower net income of $33 million, and greater use of cash related to other current assets and liabilities of $40 million which includes increases in capitalized engineering and third party royalty payments. These items are partially offset by reductions in trade working capital of $52 million during the nine months ended September 30, 2018 as compared to the same period of 2017.
Investing Activities
Cash used by investing activities during the nine months ended September 30, 2018 totaled $67 million, compared to net cash used by investing activities of $95 million for the same period in 2017. Net cash used by investing activities during the nine months ended September 30, 2018, included capital expenditures of $96 million, partially offset by cash acquired from the consolidation of VFAE of $16 million and $10 million of proceeds primarily related to the settlement of certain agreements related to the Interiors Divestiture.
Cash used by investing activities during the nine months ended September 30, 2017 included capital expenditures of $69 million and $47 million of cash used to repurchase the Company's India operations partially offset by $21 million of proceeds associated with certain non-recurring items, primarily comprised of proceeds from the sale of non-consolidated affiliates.
Financing Activities
Cash used by financing activities during the nine months ended September 30, 2018, totaled $294 million, compared to a use of cash of $198 million during the same period in 2017, for an increase of cash used by financing activities of $96 million. The increase in use of cash is attributable to higher share repurchase transactions of $80 million, a net reduction in short term debt of $13 million as compared to a $8 million increase during the same period last year, and higher distribution payments of $13 million, partially offset by lower dividends paid to non-controlling interests of $17 million.
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

•
Caution should be taken not to place undue reliance on our forward-looking statements, which represent our view only as of the date of this presentation, and which we assume no obligation to update. Backlog does not represent firm orders or firm commitments from customers, but are based on various assumptions, including the timing and duration of product launches, vehicle production levels, customer cancellations, installation rates, customer price reductions and currency exchange rates.

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
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $28 million and $29 million for foreign currency derivative financial instruments as of September 30, 2018 and December 31, 2017, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
Interest Rate Risk
See Note 16 "Fair Value Measurements and Financial Instruments" to the consolidated financial statements included in Item 1 for additional information.
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

As of September 30, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2018.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the third quarter of 2018.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
Jul. 1, 2018 to Sept. 30, 2018	486,422	$109.22	462,210	$0
Total	486,422	$109.22	462,210	$0

(1)
This column includes shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units made pursuant to the Company's equity compensation programs.

(2)	The Company spent $50 million during the quarter to repurchase 462,210 shares at an average price of $108.16.

Item 6.	Exhibits
The exhibits listed on the "Exhibit Index" on Page 50 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated October 25, 2018.
31.2	Rule 13a-14(a) Certification of Executive Vice President, Chief Financial Officer dated October 25, 2018.
32.1	Section 1350 Certification of Chief Executive Officer dated October 25, 2018
32.2	Section 1350 Certification of Executive Vice President, Chief Financial Officer dated October 25, 2018.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
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

VISTEON CORPORATION

By:	/s/ Christian A. Garcia
Christian A. Garcia
Executive Vice President and Chief Financial Officer
Date: October 25, 2018