Form 10-K
period 2018-12-31
VISTEON CORP
filed 2019-02-21
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes __ No ✓
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No__
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ✓ No __
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ✓
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer,” "smaller reporting company"  and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ✓ Accelerated filer  __   Non-accelerated filer __   Smaller reporting company __ Emerging growth company __
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2018 (the last business day of the most recently completed second fiscal quarter) was approximately $3.8 billion.

As of February 20, 2019, the registrant had outstanding 28,244,086 shares of common stock.

Document Incorporated by Reference

Document	Where Incorporated
2019 Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

Visteon Corporation and Subsidiaries

Part I

Item 1.	Business

Description of Business

Visteon Corporation (the "Company" or "Visteon") is a global automotive supplier that designs, engineers and manufactures innovative cockpit electronics and connected car solutions for the world's major vehicle manufacturing including Ford, Mazda, Renault/Nissan, General Motors, Volkswagen, Jaguar/Land Rover, Daimler, Honda and BMW. Visteon is headquartered in Van Buren Township, Michigan, and has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 10,000 employees, dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., primarily in Mexico, Bulgaria, Portugal, Germany, India and China.

Visteon is driving the smart, learning, digital cockpit of the future, to improve safety and the user experience. Visteon is the world’s leading supplier of cockpit electronics including digital instrument clusters, information displays, infotainment, head-up displays, telematics, SmartCore™ cockpit domain controllers, and the DriveCore™ autonomous driving platform. Visteon also delivers artificial intelligence-based technologies, connected car, cybersecurity, interior sensing, embedded multimedia and smartphone connectivity software solutions.
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

•
Electronic content and connectivity - The electronic content of vehicles continues to increase due to various regulatory requirements and consumer demand for increased vehicle performance and functionality. The use of electronic components can reduce weight, expedite assembly, enhance fuel economy, improve emissions, increase safety and enhance vehicle performance. These benefits coincide with vehicles becoming more electric, connected and automated. Additionally, digital and portable technologies have dramatically influenced the lifestyle of today’s consumers, who expect products that enable such a lifestyle. Consequently, the vehicle cockpit is transforming into a fully digital environment with device and power connectivity. This requires increased electronic and technical content such as in-vehicle communication, navigation and entertainment capabilities. While original equipment vehicle manufacturers ("OEMs") are taking different paths to connect their vehicles to high-speed broadband internet connections in the short-term, future vehicles are expected to be built with vehicle-to-vehicle connectivity systems. There is momentum by OEMs to integrate discrete electronic control units into a multi-core domain controller to increase efficiency and reduce power consumption, cost and weight.

•
Advanced driver assistance systems ("ADAS") and autonomous driving - The industry continues to advance toward semi-autonomous and autonomous vehicles. The Society of Automotive Engineers has defined five levels of autonomy ranging from levels one and two with driver-assist functions whereby the driver is responsible for monitoring the environment, to level five with full autonomy under all conditions. Levels one and two are already popular in the market while levels three and above require a combination of sensors, radars, camera and LiDARs, requiring sensor fusion and machine learning technologies, as the system assumes the role of monitoring the environment. Level three includes features such as highway pilot and parking assist technology, for which a increased market penetration rate is expected over the next several years.

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
Refer to Note 23, “Segment Information” in Item 8 of this Report for more information about the Company’s reportable segment.
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
Audio and Infotainment Systems
The Company offers a range of infotainment solutions, including Phoenix™ display audio and embedded infotainment platform, Linux-based embedded infotainment and Android embedded infotainment, an open-source system based on Android Automotive. Visteon’s Phoenix™ display audio entry offering is designed to allow vehicle occupants to easily connect their mobile devices to the system and safely access phone functions, listen to music, stream media and enable mobile connectivity applications through Apple CarPlay®, Android Auto and Baidu CarLife. Additionally, Visteon has developed a voice assistant, "Say ‘n Serve” which enables car and cloud functionality via voice input to be integrated into infotainment systems. Phoenix™ embedded infotainment enables third-party developers to create apps easily through a software development kit and software simulation of the target hardware system. The Phoenix™ platform delivers built-in security and over-the-air updates. It consists of Phoenix InfoCore™ - in-vehicle middleware that maximizes software reuse and upgrades, and Phoenix Studio 2.0 - a PC-based development tool for apps.
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

Head-Up Displays
The Company provides a complete line of head-up displays ("HUD") that present critical information to the driver in a convenient location, at a comfortable focal distance. Combiner HUD projects a virtual image in front of the driver using a compact, transparent screen mounted on top of the instrument panel. Windshield HUD projects the image directly on the vehicle windscreen. The Company has demonstrated an augmented reality system that overlays graphics in the driver’s line of sight to represent objects in the vehicle’s path; provide navigation guidance; and display relevant information, such as a lane departure warning.
SmartCore™ Domain Controller
The Company offers SmartCore™, an automotive-grade, integrated domain controller approach, which can independently operate the infotainment system, instrument cluster, head-up display, rear-seat displays and potentially other features on a single, multi-core chip to improve efficiency and reduce power consumption and cost. Included are: SmartCore™ Runtime, middleware, enabling communication between domains and apps to be shown on any display; and SmartCore™ Studio, a PC-based configuration tool to generate hypervisor configurations.
DriveCore™ Autonomous Driving Controller
DriveCore™ is a complete technology platform for autonomous driving applications of Level 3 and above consisting of the hardware, middleware and frameworks to develop machine learning algorithms. It provides an open platform for the development of sensor-based solutions for the auto industry - through three main components:

•	Compute - A modular and scalable computing hardware platform designed to be adapted to all levels of automated driving;

•	Runtime - In-vehicle middleware that provides a secure framework enabling applications and algorithms to communicate in a real time, high-performance environment; and

•	Studio - A PC-based development environment that enables automakers to create an ecosystem of developers for rapid algorithm development.
The Company’s Customers
The Company's ultimate customers are global vehicle manufacturers including Ford, Mazda, Renault/Nissan, General Motors, Volkswagen, Jaguar/Land Rover, Daimler, Honda and BMW. Ford, Mazda and Renault/Nissan are the Company's largest ultimate customers and in 2018 accounted for sales of approximately 26%, 18% and 12%, respectively. In 2017 and 2016, Ford accounted for 28% and 30% of sales, respectively, Mazda accounted for 17% and 17% of sales in 2017 and 2016, respectively and Renault/Nissan accounted for 14% and 15% of sales for 2017 and 2016, respectively.
The Company typically negotiates product pricing on an annual basis with suppliers and OEMs. Any resulting price reductions are intended to take into account expected annual reductions in the overall cost to the supplier of providing products and services to the customer, through such factors as manufacturing productivity enhancements, material cost-reductions and design-related cost improvements. The Company has an aggressive cost-reduction program that focuses on reducing its total costs, which are intended to offset customer price reductions. However, there can be no assurance that the Company’s cost-reduction efforts will be sufficient to fully offset such price reductions.

The Company’s Competition
The automotive sector is concentrated, but operates under highly competitive conditions resulting from the globalized nature of the industry, high fixed costs and the resulting need for scale economies, market dynamics including share in mature economies and positioning in emerging economies and the low cost of switching for the end consumer. Accordingly, OEMs rigorously evaluate suppliers on the basis of financial viability, product quality, price competitiveness, technical expertise and development capability, new product innovation, reliability and timeliness of delivery, product design and manufacturing capability and flexibility, customer service and overall management. The Company's primary independent competitors include but are not limited to Alpine Electronics, Aptiv PLC, Continental AG, Denso Corporation, Samsung, LG Corporation, Nippon Seiki, Panasonic Corporation, Pioneer Corporation, Mobis, Innolux, Magnetti Marelli, and Robert Bosch GmbH.
The Company's Product Sales Backlog
The Company typically enters into customer agreements at the beginning of a vehicle life cycle with the intent to fulfill customer-purchasing requirements for the entire vehicle production life cycle. The vehicle life cycle typically includes the two to three year pre-production period and production for a term covering the life of such vehicle model or platform, generally between three to five years, although there is no guarantee that this will occur. The Company's customers make no firm commitments regarding volume and may terminate these agreements or orders at any time. Therefore, we believe that these arrangements do not represent firm orders.

The Company's backlog, also referred to as forecasted revenue from awarded programs, is the estimated remaining cumulative awarded life-of-program sales. Several factors may change forecasted revenue from awarded programs; namely, new business wins, vehicle production volume changes, customer price reductions, currency exchange rates, component take rates by customers and short cycled or canceled platforms. The Company’s Electronics segment backlog was $21.5 billion as of December 31, 2018.

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

The Company’s Workforce and Employee Relations

The Company’s workforce as of December 31, 2018 included approximately 10,000 persons, of which approximately 6,000 were salaried employees and 4,000 were hourly workers. Many of the Company’s employees are members of industrial trade unions and confederations within their respective countries, including Europe, Asia and South America. Many of these organizations operate under collectively bargained contracts that are not specific to any one employer. The Company constantly works to establish and maintain positive, cooperative relations with its unions and work representatives around the world and believes that its relationships with unionized employees are satisfactory.

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

The Company’s International Operations

Financial information about sales and net property by major geographic region can be found in Note 23, "Segment Information," included in Item 8 “Financial Statements and Supplementary Data” of this Report. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions and changes in laws and regulations. The following table presents the Company’s sales and net property and equipment by geographic region as a percentage of such consolidated total amounts.

	Sales (a)			Property and Equipment, Net
	Year Ended December 31			December 31
	2018	2017	2016	2018	2017
United States	22%	25%	26%	3%	3%
Mexico	2%	2%	2%	15%	14%
Total North America	24%	27%	28%	18%	17%
Portugal	19%	16%	14%	21%	20%
Slovakia	8%	9%	9%	10%	10%
Tunisia	3%	3%	5%	2%	3%
France	2%	3%	3%	2%	2%
Germany	—%	—%	—%	1%	1%
Other Europe	1%	1%	2%	2%	3%
Intra-region eliminations	—%	—%	(1)%	—	—
Total Europe	33%	32%	32%	38%	39%
China Domestic	14%	12%	10%	—	—
China Export	10%	12%	12%	—	—
Total China	24%	24%	22%	22%	23%
Japan	17%	16%	16%	5%	6%
India	4%	3%	2%	8%	6%
Thailand	2%	2%	3%	3%	3%
Korea	—%	—%	1%	—%	—%
Intra-region eliminations	—%	—%	—%	—	—
Total Other Asia-Pacific	23%	21%	22%	16%	15%
South America	3%	2%	3%	6%	6%
Inter-region eliminations	(7)%	(6)%	(7)%	—	—
	100%	100%	100%	100%	100%
(a) Company sales based on geographic region where sale originates and not where customer is located.

The Company’s Raw Materials and Suppliers

Raw materials used by the Company in the manufacture of its products include electronics components, resins, copper and precious metals. All of the materials used are generally available from numerous sources. In general, the Company does not carry inventories of raw materials in excess of those reasonably required to meet production and shipping schedules. As of December 31, 2018, the Company had not experienced significant shortages of raw materials. The Company monitors its supply base and endeavors to work with suppliers and customers to attempt to mitigate the impact of potential material shortages and supply disruptions. While the Company does not anticipate any significant interruption in the supply of raw materials, there can be no assurance that sufficient sources or amounts of all necessary raw materials will be available in the future.

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
The Company’s Website and Access to Available Information
The Company’s current and periodic reports filed with the United States Securities and Exchange Commission (“SEC”), including amendments to those reports, may be obtained through its internet website at www.visteon.com free of charge as soon as reasonably practicable after the Company files these reports with the SEC. A copy of the Company’s code of business conduct and ethics for directors, officers and employees of Visteon and its subsidiaries, entitled “Ethics and Integrity Policy,” the Corporate Governance Guidelines adopted by the Company’s Board of Directors and the charters of each committee of the Board of Directors are also available on the Company’s website. A printed copy of the foregoing documents may be requested by contacting the Company’s Investor Relations department in writing at One Village Center Drive, Van Buren Township, MI 48111; by phone (734) 710-7893; or via email at investor@visteon.com.

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
The Company has manufacturing and distribution facilities in many foreign countries, including Mexico, Europe, South America and Asia. International operations are subject to certain risks inherent in doing business abroad, including:

•	changes to international trade agreements;

•	local economic conditions, expropriation and nationalization, foreign exchange rate fluctuations and currency controls;

•	withholding, border and other taxes on remittances and other payments by subsidiaries;

•	investment restrictions or requirements;

•	export and import restrictions, including increases in border tariffs; and

•	increases in working capital requirements related to long supply chains.
In particular, if the United States withdraws from or materially modifies the North American Free Trade Agreement without ratifying the United States, Mexico, Canada Trade Agreement, or any other international trade agreement with one of the countries in which the Company operates, or implements increases in border tariffs, such as those being considered by the U.S. on some or all imports of automobiles and automotive parts for national security reasons, there could be a significantly adverse effect on the Company's financial condition, operating results and cash flows.  Moreover, while the company has mitigated most of the impacts related to the ongoing trade escalation between the United States and China, any significant scope or policy changes by the United States, China or other countries where the company or its customers operate, could also result in a material adverse effect on our financial results.

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
The Company owns significant intellectual property, including a number of patents, trademarks, copyrights and trade secrets and is involved in numerous licensing arrangements. The Company’s intellectual property plays an important role in maintaining its competitive position in a number of the markets served. The Company may utilize intellectual property in its products that requires a license from a third-party. While the Company believes that such licenses generally can be obtained, there is no assurance that the necessary licenses can be obtained on commercially acceptable terms or at all. Failure to obtain the right to use third-party intellectual property could preclude the Company from selling certain products and have materially adverse effects on the Company’s business, results of operations and financial condition. Developments or assertions by or against the Company relating to intellectual property rights could materially impact the Company’s business. Recently, the Company has seen an increase in patent claims related to connectivity-enabled products where other patent-holding companies are seeking royalties and often enter into litigation based on patent infringement allegations. Significant technological developments by others also could materially and adversely affect the Company’s business and results of operations and financial condition.

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
The Company relies on the accuracy, capacity and security of its information technology systems as well as those of its customers, suppliers, partners and service providers to conduct its business. Despite the security and risk-prevention measures the Company has implemented, the Company's systems could be breached, damaged or otherwise interrupted by a system failure, cyber attack, malicious computer software (malware), unauthorized physical or electronic access or other natural or man-made incidents or disasters. The Company is also susceptible to security breaches that may go undetected. Such a breach or interruption could result in business disruption, theft of the Company intellectual property or trade secrets and unauthorized access to personnel information. To the extent that business is interrupted or data is lost, destroyed or inappropriately used or disclosed, such disruptions could adversely affect the Company’s competitive position, relationships with customers, financial condition, operating results and cash flows.
The Company is highly dependent on Ford Motor Company and decreases in this customer’s vehicle production volumes would adversely affect the Company.
Ford is one of the Company’s largest ultimate customers and accounted for 26%, 28% and 30% of sales in 2018, 2017 and 2016, respectively. Accordingly, any change in Ford's vehicle production volumes may have a significant impact on the Company’s sales volume and profitability.
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
The Company’s assumptions used to calculate pension obligations as of the annual measurement date directly impact the expense to be recognized in future periods. While the Company’s management believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension obligations and future expense. For more information on sensitivities to changing assumptions, please see “Critical Accounting Estimates” in Item 7 and Note14, “Employee Benefit Plans” in Item 8 of this report.

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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law, making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate income tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the migration from a worldwide tax system to a territorial tax system with a one-time transition tax on cumulative post-1986 foreign earnings, a modification of the characterization and treatment of certain intercompany transactions and the creation of a new U.S. corporate minimum tax on certain earnings of foreign subsidiaries.  The Company reflected the necessary provisional impact of the Act in our financial statements for 2017, the year of enactment. Since then, the Company has continued to examine the impact the Act may have on its business and has not identified any material adjustments to the previously recorded provisional amounts. The Company urges its shareholders to consult with their legal and tax advisors with respect to the Act and the potential tax consequences of investing in our common stock.
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

In an effort to manage and reduce the costs of purchased goods and services, the Company, like many suppliers and automakers, has been consolidating its supply base. In addition, certain materials and components used by the Company are in high demand but of limited availability. As a result, the Company is dependent on single or limited sources of supply for certain components used in the manufacture of its products. The Company selects its suppliers based on total value (including price, delivery and quality), taking into consideration production capacities and financial condition. However, there can be no assurance that strong demand, capacity limitations or other problems experienced by the Company’s suppliers will not result in occasional shortages or delays in the supply of components. If the Company were to experience a significant or prolonged shortage of critical components from any of its suppliers, particularly those who are sole sources, and could not procure the components from other sources, the Company would be unable to meet its production schedules for some of its key products or to ship such products to its customers in a timely fashion, which would adversely affect sales, margins and customer relations. Furthermore, unfavorable economic or industry conditions could result in financial distress within the Company's supply base, thereby increasing the risk of supply disruption. Although market conditions generally have improved in recent years, uncertainty remains and another economic downturn or other unfavorable industry conditions in one or more of the regions in which the Company operates could cause a supply disruption and thereby adversely affect the Company's financial condition, operating results and cash flows.
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

None

Item 2.    Properties

The Company's principal executive offices are located in Van Buren Township, Michigan.  At December 31, 2018, the Company and its consolidated subsidiaries owned or leased approximately:

•	33 corporate offices, technical and engineering centers and customer service centers in eleven countries around the world, of which 32 were leased and 1 was owned.

•	14 Electronics manufacturing and/or assembly facilities in Mexico, Portugal, Russia, Slovakia, Tunisia, India, Japan, China, Thailand and Brazil, of which 11 were leased and 3 were owned.
In addition, the Company's non-consolidated affiliates operate approximately 6 manufacturing and/or assembly locations, primarily in the Asia Pacific region. The Company considers its facilities to be adequate for its current uses.

Item 3.Legal Proceedings

Certain legal proceedings in which the Company is involved are discussed in Note 21, "Commitments and Contingencies" of Part II, Item 8, "Financial Statements and Supplementary Data" and should be considered an integral part of Part I, Item 3, "Legal Proceedings."

Item 4.Mine Safety Disclosures

None

Item 4A. Executive Officers and Key Employees
The following table shows information about the executive officers of the Company and other key employees. Ages are as of February 1, 2019:

Name	Age	Position
Sachin S. Lawande	51	Director, President and Chief Executive Officer
Christian A. Garcia	55	Executive Vice President and Chief Financial Officer
Sunil K. Bilolikar	57	Senior Vice President, Operations and Procurement
Matthew M. Cole	49	Senior Vice President, Product Development Engineering
Brett D. Pynnonen	50	Senior Vice President and General Counsel
Markus J. Schupfner	49	Senior Vice President and Chief Technology Officer
Kristin E. Trecker	53	Senior Vice President and Chief Human Resources Officer
Robert R. Vallance	58	Senior Vice President, Customer Business Groups
Sachin S. Lawande has been Visteon’s Chief Executive Officer, President and a director of the Company since June 29, 2015. Before joining Visteon, Mr. Lawande served as Executive Vice President and President, Infotainment Division of Harman International Industries, Inc., an automotive supplier, from July 2013 to June 2015. From July 2011 to June 2013, he served as Executive Vice President and President of Harman’s Lifestyle Division, and from July 2010 to June 2011 as Executive Vice President and Co-President, Automotive Division. Prior to that he served as Harman’s Executive Vice President and Chief Technology Officer since February 2009. Mr. Lawande joined Harman International in 2006, following senior roles at QNX Software Systems and 3Com Corporation. He also serves on the board of directors of DXC Technology Company.
Christian A. Garcia has been Visteon’s Executive Vice President and Chief Financial Officer since October 2016. Prior to joining the Company, Mr. Garcia served as Senior Vice President, Finance and Acting Chief Financial Officer of Halliburton Company, a global provider of products and services to the energy sector, from January 2015 to August 2016. From January 2014 to December 2015, he served as Halliburton’s Chief Accounting Officer and from September 2011 to December 2014 as Halliburton’s Treasurer. Prior to that, he was Senior Vice President, Investor Relations of Halliburton from January 2011 to August 2011. He also held a series of senior financial positions with Landmark Graphics, a software and consulting provider that was acquired by Halliburton. Prior to joining Landmark Graphics, he worked at Bell and Howell and San Miguel Corp. in the Philippines in various roles. Mr. Garcia also serves on the board of directors of Keane Group, Inc.
Sunil K. Bilolikar has been Visteon’s Senior Vice President, Operations and Purchasing since December 2016. Prior to that, he was Group Vice President, Operations and Purchasing since July 2014, Global Director, Operations and Purchasing from January 2012 to June 2014, Global Director, Operations from 2005 to 2012. During his career with Visteon and Ford Motor Company, he has held several engineering and operations leadership positions in the U.S., Canada, India, Portugal and Germany.
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

Kristin E. Trecker has been Visteon’s Senior Vice President and Chief Human Resources Officer ("CHRO") since joining the Company in May 2018. Before joining Visteon, she served as Executive Vice President and CHRO for Integer Holdings Corp. (formerly Greatbatch, Inc.),a medical device outsource manufacturer, from November 2015 to May 2017, and as Senior Vice President and CHRO of MTS Systems Corp., a global engineering firm, from February 2012 to October 2015. Prior to that Ms. Trecker spent 16 years with Lawson Software, Inc. in roles of increasing responsibility, ranging from Director of Compensation and Benefits to Senior Vice President of Human Resources.

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
On December 14, 2017, the Company's Board of Directors (the "Board") approved the Company to be voluntarily de-listed from The New York Stock Exchange (“NYSE”) at the close of trading on December 26, 2017 and to transfer the listing of its common stock to The NASDAQ Stock Market (“NASDAQ”) to commence trading on December 27, 2017. Visteon’s common stock continues to trade under the stock symbol “VC.” As of February 20, 2019, the Company had 28,244,086 shares of its common stock, $0.01 par value per share, outstanding, which were owned by 4,061 shareholders of record.
No dividends were paid by the Company on its common stock during the years ended December 31, 2018 and 2017. The Company’s Board evaluates the Company’s dividend policy based on all relevant factors. The Company’s credit agreements limit the amount of cash payments for dividends that may be made. Additionally, the ability of the Company’s subsidiaries to transfer assets is subject to various restrictions, including regulatory requirements and governmental restraints. Refer to Note 17, “Stockholders’ Equity and Non-controlling Interests,” in Item 8 of this Report.
The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the fourth quarter of 2018.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
Oct. 1, 2018 to Oct. 31, 2018	—	$0.00	—	$0.00
Nov. 1, 2018 to Nov. 30, 2018	314,720	$79.64	—	$0.00
Dec. 1, 2018 to Dec. 31, 2018	400,885	$62.35	—	$0.00
Total	715,605	$69.94	—	$0.00

(1)
This column includes 981 shares surrendered to the Company by employees to satisfy tax withholding obligations in connection with the vesting of restricted stock units made pursuant to the Visteon Corporation 2010 Incentive Plan.

(2)
On January 15, 2018, the Company's Board authorized an additional $500 million share repurchases to be completed through 2020. As of December 31, 2018, there is $400 million remaining on this authorization. Additional repurchases of common stock, if any, may occur at the discretion of the Company.

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

Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2013, through December 31, 2018, for Visteon's existing common stock, the S&P 500 Index and the Dow Jones U.S. Auto Parts Index. The graph below assumes that $100 was invested on December 31, 2013, in each of the Company's common stock, the stocks comprising the S&P 500 Index and the stocks comprising the Dow Jones U.S. Auto Parts Index, and that all that dividends have been reinvested.

	December 31, 2013	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018
Visteon Corporation	$100.00	$135.60	$145.30	$173.10	$269.70	$129.90
Dow Jones U.S. Auto & Parts Index	$100.00	$106.80	$103.90	$105.80	$129.80	$100.70
S&P 500	$100.00	$116.90	$118.50	$132.60	$161.60	$154.50
The above comparisons are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's common stock or the referenced indices.

Item 6.	Selected Financial Data
The following statement of operations, statement of cash flows and balance sheet data were derived from the Company's consolidated financial statements for the years ended December 31, 2018, 2017, 2016, 2015 and 2014. This information should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” in this Report.

	Year Ended December 31	Year Ended December 31	Year Ended December 31	Year Ended December 31	Year Ended December 31
	2018	2017	2016	2015	2014
	(Dollars in Millions, Except Per Share Amounts)
Statement of Operations Data:

Net sales	$2,984	$3,146	$3,161	$3,245	$2,586
Net income (loss) from continuing operations	173	175	131	42	(75)
Net income (loss) from discontinued operations, net of tax	1	17	(40)	2,286	(131)
Net income (loss) attributable to Visteon Corporation	$164	$176	$75	$2,284	$(295)
Basic earnings (loss) per share
Continuing operations	$5.53	$5.03	$3.28	$0.52	$(2.14)
Discontinued operations	0.03	0.54	(1.14)	53.48	(4.30)
Basic earnings (loss) attributable to Visteon Corporation	$5.56	$5.57	$2.14	$54.00	$(6.44)

Diluted earnings (loss) per share
Continuing operations	$5.49	$4.94	$3.25	$0.51	$(2.14)
Discontinued operations	0.03	0.53	(1.13)	52.12	(4.30)
Diluted earnings (loss) attributable to Visteon Corporation	$5.52	$5.47	$2.12	$52.63	$(6.44)

Balance Sheet Data:
Total assets	$2,007	$2,304	$2,373	$4,681	$5,323
Total debt, excluding held for sale	$405	$393	$382	$383	$616
Total Visteon Corporation stockholders' equity	$465	$637	$586	$1,057	$865

Statement of Cash Flows Data:
Cash provided from operating activities	$204	$215	$116	$338	$284
Cash (used by) provided from investing activities	$(98)	$(173)	$302	$2,358	$(740)
Cash used by financing activities	$(335)	$(234)	$(2,262)	$(774)	$(359)

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
On December 9, 2015, the Company declared a special distribution of $43.40 per share of its common stock outstanding as of January 15, 2016, or approximately $1.75 billion in the aggregate. As of December 31, 2018 the total distribution has been paid.

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

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Executive Summary
Strategic Priorities
Visteon is a technology-focused, pure-play supplier of automotive cockpit electronics. The cockpit electronics business is growing faster than underlying vehicle production, expected to grow by more than 1.5 times over the next five years. The industry is shifting from analog to digital, towards device and cloud connectivity, towards electric vehicles and from ADAS to autonomous.
The Company has laid out the following strategic priorities:

•
Transformation of the Automotive Cockpit as a Smart Mobile Digital Assistant - The Company is an established global leader in cockpit electronics and is positioned to provide solutions as the industry transitions to the next generation automotive cockpit experience. The cockpit is becoming fully digital, connected, automated, learning, and voice enabled. Visteon's broad portfolio of cockpit electronics technology and the development of the DriveCore advanced safety platform positions Visteon to support these macro trends in automotive.

•
Long-Term Growth and Margin Expansion - Visteon has continued to win an increasing level of business by demonstrating product quality, technical and development capability, new product innovation, reliability and timeliness, product design and manufacturing capability and flexibility, as well as overall customer service.

The Company reported Adjusted EBITDA of 11.1% and 11.8% for 2018 and 2017 respectively. The Company is focused on delivering continued cost efficiencies by streamlining selling, general and administrative costs and engineering costs, improving free cash flow, optimizing the capital structure and driving savings benefits as revenue grows.

•
Enhance Shareholder Returns - The Company has returned $3.25 billion to shareholders since 2015 through a combination of ongoing share repurchases and a one time special dividend in 2016. The Company has $400 million of remaining authorization from the Board of Directors. This authorization is in place through the end of 2020

Financial Results

The pie charts below highlight the sales breakdown for Visteon for the year ended December 31, 2018.

*Regional sales are based on the geographic region where sale originates and not where customer is located (excludes inter-regional eliminations ).

Global Automotive Market Conditions and Production Levels

During 2018 global light vehicle production decreased 1.1% over the same period last year with declines in all regions except Other Asia-Pacific which increased 2% from 2017.
Light vehicle production levels for 2018 and 2017 by geographic region are provided below (units in millions):

	Light Vehicle Production
	2018	2017	Change
Global	94.1	95.2	(1.1)%
China	26.9	28.0	(4.1)%
Other Asia-Pacific	22.4	22.0	2.0%
Europe	22.0	22.2	(1.1)%
Americas	20.3	20.4	—%
Other	2.5	2.6	(2.3)%
Source: IHS Automotive
Global production volumes are expected to decline year over year in the first half of 2019, particularly in China and Europe as these regions continue to face uncertainties.  In China, production volumes are expected to decline as a result of continued low consumer confidence and continued uncertainty around the trade dispute between the U.S. and China.  In Europe, production volumes are also expected to be lower in the first half of the year as a result of the uncertainty related to Brexit and increased emission regulations.  Overall, North America is expected to be flat in the first half of the year, but certain key customers are forecasted to decline on a year over year basis as the shift from sedans to sport utility vehicle continues.

Significant highlights of the Company's results for the year ended December 31, 2018, include the following.

•	The Company recorded sales of $2,984 million representing a decrease of $162 million compared with the year ended December 31, 2017.

•	Gross margin was $411 million or 13.8% of sales for the year ended December 31, 2018, compared to $491 million or 15.6% of sales for the same period of 2017.

•	Net income attributable to Visteon was $164 million for the year ended December 31, 2018, compared to net income of $176 million for the same period of 2017.

•	Total cash was $467 million, including $4 million of restricted cash as of December 31, 2018, $242 million lower than $709 million, including $3 million of restricted cash as of December 31, 2017.

•	China domestic sales grew 6% as compared to 2017, outperforming the market decline of 4%.

The Company's consolidated results of operations for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31
	2018	2017	Change
	(Dollars in Millions)

Sales	$2,984	$3,146	$(162)
Cost of sales	(2,573)	(2,655)	82
Gross margin	411	491	(80)
Selling, general and administrative expenses	(193)	(226)	33
Restructuring expense, net	(29)	(14)	(15)
Interest expense, net	(7)	(16)	9
Equity in net income of non-consolidated affiliates	13	7	6
Loss on divestiture	—	(33)	33
Other income (expense), net	21	14	7
Provision for income taxes	(43)	(48)	5
Net income from continuing operations	173	175	(2)
Net income (loss) from discontinued operations, net of tax	1	17	(16)
Net income	174	192	(18)
Net income attributable to non-controlling interests	(10)	(16)	6
Net income attributable to Visteon Corporation	$164	$176	$(12)
Adjusted EBITDA*	$330	$370	$(40)

* Adjusted EBITDA is a Non-GAAP financial measure, as defined in Note 23.

Results of Operations - 2018 Compared with 2017

Sales and Cost of Sales

	Sales	Cost of Sales
	(Dollars in Millions)
December 31, 2017	$3,146	$(2,655)
Volume, mix, and net new business	(151)	42
VFAE consolidation	13	(9)
Currency	48	(31)
Customer pricing and other	(72)	—
Engineering cost, net	—	(21)
Net cost performance	—	101
December 31, 2018	$2,984	$(2,573)

Sales for the year ended December 31, 2018 totaled $2,984 million, which represents a decrease of $162 million compared with the same period of 2017. Unfavorable volumes, and product mix, net of new business decreased sales by $151 million. Product mix reflects the Company-specific content across product lines. Favorable currency increased sales by $48 million, primarily attributable to the Euro and Chinese Renminbi, partially offset by the Brazilian Real. The consolidation of a previously non-consolidated affiliate, Changchun Visteon FAWAY Auto Electronics Co., Ltd, ("VFAE"), during 2018 increased sales $13 million. Other reductions were primarily associated with customer pricing.

Cost of sales decreased $82 million for the year ended December 31, 2018, when compared with the same period in 2017. Lower volumes and product mix, net of new business decreased cost of sales by $42 million. Foreign currency increased cost of sales by $31 million primarily attributable to the Euro. The consolidation of VFAE during 2018 increased cost of sales $9 million. Net cost performance, including material, design and usage economics, lower warranty costs, and a favorable antitrust settlement, partially offset by legal expenses related to former employees at a closed plant in Brazil and non-recurrence of certain intellectual property settlements, decreased cost of sales by $101 million.

Cost of sales includes net engineering costs of $286 million related to forward model program development and advanced engineering activities. Net engineering costs for the year ended December 31, 2018, excluding currency, were $21 million higher than the same period of 2017 to support our new business wins as well as investment in new technologies.

Gross Margin
The Company's gross margin was $411 million or 13.8% of sales for the year ended December 31, 2018, compared to $491 million or 15.6% of sales for the same period of 2017. The $80 million decrease in gross margin included $109 million from unfavorable volumes, and product mix, net of new business. Currency increased gross margin by $17 million as the impact of the Euro and Chinese Renminbi more than offset the impact of the Brazilian Real. The consolidation of VFAE during 2018 increased gross margin by $4 million. Gross margin was impacted by favorable net cost performance of $8 million primarily due to favorable material cost efficiencies, lower warranty costs, and a favorable antitrust settlement, partially offset by higher engineering expense, legal expenses related to former employees at a closed plant in Brazil and customer pricing reductions.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $193 million, or 6.5% of sales, and $226 million, or 7.2% of sales, during the years ended December 31, 2018 and 2017, respectively. The decrease of $33 million is related to lower incentive compensation costs, the resolution of a legal matter as further described in Note 21, "Commitments and Contingencies," and net cost efficiencies, partially offset by higher equity based incentive compensation costs and unfavorable currency.
Restructuring Expense
During the third quarter of 2018, the Company approved a restructuring program impacting engineering and administrative functions to optimize operations. The Company recorded approximately $19 million, net of reversals, in relation to the program and expects to incur up to $25 million under this program.

During the second quarter of 2018, the Company recorded employee severance and termination benefit expenses of approximately $3 million related to legacy employees at a South America facility and $2 million, net of reversals, associated with employees at North America manufacturing facilities due to the wind-down of certain products.

During the fourth quarter of 2016, the Company approved a restructuring program impacting engineering and administrative functions to further align the Company's footprint with its core product technologies and customers. The Company has recorded approximately $5 million and $14 million of restructuring expenses, net of reversals, respectively under this program during the years ended December 31, 2018 and 2017.

Other and Discontinued Operations: During the year ended December 31, 2018, the Company recorded $1 million associated with a former European Interiors facility related to settlement of employee severance litigation.

Interest Expense, Net
Net interest expense for the year ended December 31, 2018, was $7 million, representing a decrease of $9 million when compared to $16 million for the same period of 2017. The decrease is primarily due to lower effective interest rates on debt and the non-recurrence of 2017 refinancing fees.
Equity in Net Income of Non-Consolidated Affiliates
Equity in net income of non-consolidated affiliates was $13 million and $7 million for the years ended December 31, 2018 and 2017, respectively. The increase in income is primarily attributable to the Company's equity interest in Yanfeng Visteon Investment Company due to increased sales volume.
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
Other Income (Expense), Net
Other income (expense), net consists of the following:

	Year Ended December 31
	2018	2017
	(Dollars in Millions)
Pension financing benefits, net	$13	$12
Transformation initiatives	4	(2)
Gain on non-consolidated affiliate transactions, net	4	4
	$21	$14

Pension financing benefits, net, includes income from return on assets net of interest costs and other amortization.

Transformation initiative costs include information technology separation costs, integration of acquired business, and financial and advisory services incurred in connection with the Company's transformation into a pure play cockpit electronics business. During 2018, the Company recognized a $4 million benefit related to the resolution of a legal matter as further described in Note 21, "Commitments and Contingencies."

On September 1, 2018, Visteon acquired an additional 1% ownership interest in VFAE, a former non-consolidated affiliate, resulting in a total 51% controlling interest and a non-cash gain of $4 million as further described in Note 3, "Business Acquisitions."

During 2017, the Company disposed of its cost method investments resulting in a net pretax gain of $4 million, as further described in Note 6, "Non-Consolidated Affiliates."

Income Taxes
The Company's provision for income tax was $43 million for year ended December 31, 2018 and reflects income tax expense related to those countries where the Company is profitable; accrued withholding taxes; ongoing assessments related to the recognition and measurement of uncertain tax benefits; the inability to record a tax benefit for pretax losses and/or recognize tax expense for pretax income in certain jurisdictions (including the U.S.) due to valuation allowances, and other non-recurring tax items.
The Company's provision for income taxes decreased $5 million for the year ended December 31, 2018, compared with 2017. The decrease is primarily attributable to favorable audit developments in connection with uncertain tax positions related to goodwill tax amortization at an affiliate in Asia, $6 million, and the non-recurrence of $3 million adverse valuation allowance assessments in 2017 resulting from revised profit projections primarily in Mexico and France. Other changes in the Company’s deferred tax asset valuation allowances did not materially impact net tax expense during the years ended December 31, 2018 or 2017. The decreases in the tax provision were partially offset primarily by the year-over-year increase in the effective tax rate in profitable jurisdictions driven by the mix of earnings and differing tax rates between jurisdictions.
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the migration from a worldwide tax system to a territorial system, which institutes a dividends received deduction for foreign earnings with a one-time transition tax on cumulative post-1986 foreign earnings, a modification of the characterization and treatment of certain intercompany transactions and creates a new U.S. corporate minimum tax on certain earnings of foreign subsidiaries. At December 31, 2018, the Company had completed its accounting for the tax effects of the Act. The adjustments to the provisional amounts did not have a significant impact to income tax expense due to the U.S. valuation allowance; see Note 16 to the Consolidated Financial Statements for additional information.
Discontinued Operations
During the first quarter of 2018, the Company recognized a $3 million benefit related to the resolution of a legal matter as further described in Note 21, "Commitments and Contingencies." During 2018 the Company recorded a $4 million charge for legal expenses related to former employees at a closed plant in Brazil.

The Company recorded a $4 million income tax benefit during 2018 related to uncertain tax positions in connection with the Climate transaction, resulting from statute expiration.

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

Net Income
Net income attributable to Visteon was $164 million for the year ended December 31,2018, compared to net income of $176 million for the same period of 2017. The decrease of $12 million is primarily attributable to the decrease in gross margin including unfavorable volumes, higher engineering expense, customer pricing and product mix, partially offset by net new business, improved cost performance and favorable currency. The decrease in gross margin was partially offset by lower selling, general and administrative expense, and the non-recurrence of a loss on divestiture in 2017.
Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 23) was $330 million for the year ended December 31, 2018, representing a decrease of $40 million when compared with Adjusted EBITDA of $370 million for the same period of 2017. The decrease is primarily attributable to unfavorable volumes, higher engineering expense, customer pricing and product mix, partially offset by net new business, lower selling, general and administrative expense, improved cost performance and favorable currency.
The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31
	2018	2017	Change
	(Dollars in Millions)
Net income attributable to Visteon Corporation	$164	$176	$(12)
Depreciation and amortization	91	87	4
Restructuring expense, net	29	14	15
Interest expense, net	7	16	(9)
Equity in net income of non-consolidated affiliates	(13)	(7)	(6)
Loss on divestiture	—	33	(33)
Provision for income taxes	43	48	(5)
Net (income) loss from discontinued operations, net of tax	(1)	(17)	16
Net income attributable to non-controlling interests	10	16	(6)
Non-cash, stock-based compensation expense	8	12	(4)
Other	(8)	(8)	—
Adjusted EBITDA	$330	$370	$(40)

Results of Operations - 2017 Compared with 2016
The Company's consolidated results of operations for the years ended December 31, 2017 and 2016 were as follows:

	Year Ended December 31
	2017	2016	Change
	(Dollars in Millions)

Sales	$3,146	$3,161	$(15)
Cost of sales	(2,655)	(2,705)	50
Gross margin	491	456	35
Selling, general and administrative expenses	(226)	(224)	(2)
Restructuring expense, net	(14)	(49)	35
Interest expense, net	(16)	(12)	(4)
Equity in net income of non-consolidated affiliates	7	2	5
Loss on divestiture	(33)	—	(33)
Other income (expense), net	14	(12)	26
Provision for income taxes	(48)	(30)	(18)
Net income from continuing operations	175	131	44
Net income (loss) from discontinued operations, net of tax	17	(40)	57
Net income	192	91	101
Net income attributable to non-controlling interests	(16)	(16)	—
Net income attributable to Visteon Corporation	$176	$75	$101
Adjusted EBITDA*	$370	$337	$33

* Adjusted EBITDA is a Non-GAAP financial measure, as defined in Note 23.

Results of Operations - 2017 Compared with 2016

Prior to 2017, the Company also had Other operations consisting primarily of the South Africa and the South America climate operations substantially exited during the fourth quarter of 2016.

Sales

	Electronics	Other	Total
	(Dollars in Millions)
December 31, 2016	$3,107	$54	$3,161
Volume, mix, and net new business	127	—	127
Currency	5	—	5
Exit of climate operations	—	(54)	(54)
Customer pricing and other	(93)	—	(93)
December 31, 2017	$3,146	$—	$3,146

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

Cost of Sales

	Electronics	Other	Total
	(Dollars in Millions)
December 31, 2016	$(2,642)	$(63)	$(2,705)
Volume, mix, and net new business	(123)	—	(123)
Currency	(12)	—	(12)
Exit of climate operations	—	63	63
Net cost performance	122	—	122
December 31, 2017	$(2,655)	$—	$(2,655)

Cost of sales decreased $50 million for the year ended December 31, 2017, when compared with the same period in 2016. Increased volumes, product mix, and net new business increased cost of sales by $123 million. Foreign currency increased cost of sales by $12 million primarily attributable to the Euro, Brazilian Real, and Thai Baht, partially offset by the Chinese Renminbi, Japanese Yen, and Mexican Peso. The exit and wind-down of other climate operations decreased cost of sales by $63 million. Net cost performance, including material, design and usage economics, lower net engineering expense, warranty costs, and certain intellectual property settlements, partially offset by higher manufacturing and other cost performance, decreased cost of sales by $122 million.
Cost of sales includes net engineering costs of $259 million related to forward model program development and advanced engineering activities. Net engineering costs for the year ended December 31, 2017 were $44 million lower than the same period of 2016.
Gross Margin
The Company's gross margin was $491 million or 15.6% of sales for the year ended December 31, 2017, compared to $456 million or 14.4% of sales for the same period of 2016. The $35 million increase in gross margin included $4 million from favorable volumes and net new business partially offset by product mix, and $9 million related to the exit of climate operations. Currency decreased gross margin by $7 million as the impact of the Chinese Renminbi and Euro more than offset the impact of the Indian Rupee, Mexican Peso, and Brazilian Real. Gross margin also included net cost performance of $29 million, including favorable material cost efficiencies, lower engineering expense and certain intellectual property settlements, partially offset by customer pricing reductions, and higher manufacturing costs.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $226 million, or 7.2% of sales, and $224 million, or 7.1% of sales, during the years ended December 31, 2017 and 2016, respectively. The increase of $2 million is primarily related to increased equity based incentive compensation costs and an increase in allowance for doubtful accounts, partially offset by net cost efficiencies.
Restructuring Expense
Electronics: During the fourth quarter of 2016, the Company approved a restructuring program impacting engineering and administrative functions to further align the Company's footprint with its core product technologies and customers. For the years ended December 31, 2017 and 2016, the Company recorded restructuring expenses of approximately $14 million and $26 million, net of reversals, respectively.
During the first quarter of 2016, the Company announced a restructuring program to transform the Company's engineering organization and supporting functional areas to focus on execution and technology. The organization will be comprised of regional engineering, product management and advanced technologies, and global centers of competence. During 2016, the Company recorded approximately $11 million restructuring expenses, net of reversals.

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
Other Income (Expense), Net
Other income (expense), net consists of the following:

	Year Ended December 31
	2017	2016
	(Dollars in Millions)
Pension financing benefits, net	$12	$12
Transformation initiatives	(2)	(9)
Gain on non-consolidated transactions	4	—
Foreign currency translation charge	—	(11)
Integration costs	—	(2)
Loss on asset contributions	—	(2)
	$14	$(12)

Pension financing benefits, net include income from return on assets net of interest costs and other amortization.

Transformation initiative costs include information technology separation costs, integration of acquired businesses, and financial and advisory services incurred in connection with the Company's transformation into a pure play cockpit electronics business.
During 2017, the Company disposed of its cost method investments resulting in a net pretax gain of $4 million, as further described in Note 6, "Non-Consolidated Affiliates."

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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the migration from a worldwide tax system to a territorial system, which institutes a dividends received deduction for foreign earnings with a one-time transition tax on cumulative post-1986 foreign earnings, a modification of the characterization and treatment of certain intercompany transactions and creates a new U.S. corporate minimum tax on certain earnings of foreign subsidiaries. The Company has calculated its best estimate of the impact of the Act in its year-end income tax provision in accordance with the guidance available. Accordingly, the Company has recognized a provisional income tax charge of $250 million, the impact of which was entirely offset by a corresponding income tax benefit associated with a reduction in the U.S. valuation allowance. The provisional amount related to the remeasurement of certain deferred tax assets and liabilities, based on the rates at which they are expected to reverse in the future, was $267 million. The provisional amount related to the one-time transition tax on the mandatory deemed repatriation of foreign earnings was $19 million, which was more than offset by the $36 million reversal of the Company’s existing deferred tax liability (net of foreign tax credits) associated with repatriation of unremitted foreign earnings. The Company continues to gather information related to estimates surrounding the remeasurement of deferred taxes and information related to unremitted earnings from foreign affiliates to more precisely analyze and compute the remeasurement of deferred taxes and the impact of the transition tax under the Act. Any subsequent adjustment to these amounts is not expected to have a significant impact to income tax expense due to the U.S. valuation allowance.
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
Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 23) was $370 million for the year ended December 31, 2017, representing an increase of $33 million when compared with Adjusted EBITDA of $337 million for the same period of 2016. The increase is primarily attributable to favorable volumes, improved net cost performance including higher engineering recoveries, partially offset by exchange, customer pricing and product mix.
The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2017 and 2016 is as follows:

	Year Ended December 31
	2017	2016	Change
	(Dollars in Millions)
Net income attributable to Visteon Corporation	$176	$75	$101
Depreciation and amortization	87	84	3
Restructuring expense, net	14	49	(35)
Interest expense, net	16	12	4
Equity in net income of non-consolidated affiliates	(7)	(2)	(5)
Loss on divestiture	33	—	33
Provision for income taxes	48	30	18
Net (income) loss from discontinued operations, net of tax	(17)	40	(57)
Net income attributable to non-controlling interests	16	16	—
Non-cash, stock-based compensation expense	12	8	4
Other	(8)	25	(33)
Adjusted EBITDA	$370	$337	$33

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
Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. During the first quarter of 2018, Moody's upgraded the Company's credit rating to Ba2 from Ba3 and Standard & Poor's Ratings Services reaffirmed the Company's credit rating of 'BB'. See Note 13, "Debt" to the accompanying consolidated financial statements for a more comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines are primarily used by the Company's consolidated joint ventures. As of December 31, 2018, these lines had availability of approximately $29 million.

Cash Balances
As of December 31, 2018, the Company had total cash of $467 million, including $4 million of restricted cash. Cash balances totaling $289 million were located in jurisdictions outside of the United States, of which approximately $135 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017, but the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.
Restructuring
During the year ended December 31, 2018, the Company paid $30 million related to restructuring activities. See Note 7, "Restructuring Activities" to the Company's consolidated financial statements included in Item 8 of this Report for further information.
Other Items Affecting Liquidity
In 2018, the Company entered into various programs with third-party financial institutions to purchase an aggregate amount of $300 million of the Company's common stock. Under these programs the Company purchased 2,805,531 shares at an average price of $106.92, as further described below in Note 17, "Stockholders' Equity and Non-controlling Interests." As of December 31, 2018, $400 million of authorization remains outstanding through 2020.
During the year ended December 31, 2018, cash contributions to the Company's U.S. and non-U.S. defined benefit pension plans were $8 million. The Company expects to make cash contributions to its defined benefit pension plans of $7 million in 2019.

Cash Flows

Operating Activities

Including discontinued operations, the Company generated $204 million of cash from operating activities during the year ended December 31, 2018, as compared to $215 million during the same period of 2017 representing an $11 million decrease in cash provided from operations. The decrease in operating cash flows is primarily due to lower net income of $18 million, excluding a 2017 non-cash loss of $33 million and unfavorable changes in other assets and liabilities of $32 million, primarily attributable to incentive compensation payments and increased royalty payments, partially offset by a decrease in China bank notes during 2018. These items are partially offset by favorable changes to trade working capital during the year ended as compared to the same period of 2017 of $73 million.

Including discontinued operations, the Company generated $215 million of cash from operating activities during the year ended December 31, 2017, compared to $116 million during the same period of 2016 for a increase of $99 million. The increase in operating cash flows is attributable to higher net income of $101 million and lower cash tax payments, net of expense of $79 million primarily due to the non-recurrence of transaction related taxes incurred in 2016, partially offset by higher working capital use of $48 million, higher warranty payments net of expense of $23 million and an increase in China bank notes of $5 million.

Investing Activities
Net cash used by investing activities during the year ended December 31, 2018 totaled $98 million, compared to net cash used by investing activities of $173 million in the same period in 2017, representing a reduction of cash used by investing activities of $75 million. Net cash used by investing activities during year ended December 31, 2018, included capital expenditures of $127, partially offset by cash acquired from the consolidation of VFAE of $16 million and $13 million of other net proceeds primarily attributable to the settlement of certain agreements related to the Interiors Divestiture.
Cash used by investing activities during the year ended December 31, 2017 totaled $173 million, compared to net cash provided from investing activities of $302 million in the same period in 2016 for a decrease of $475 million. Net cash used by investing activities during the year ended December 31, 2017, includes the purchase of the India electronics operations associated with the Climate Transaction for $47 million, payments of $48 million primarily related to the Germany Interiors Divestiture and France Transaction and capital expenditures of $99 million. These outflows were partially offset by proceeds for divestitures of equity and cost based investments in China and Europe of $15 million and net investment hedge settlement proceeds of $5 million
Cash provided from investing activities during the year ended December 31, 2016, includes the Climate Transaction withholding tax recovery of $356 million, liquidation of short-term investments of $47 million, and proceeds from a cost-basis investment of $11 million. These increases were partially offset by capital expenditures of $75 million, payments related to the South America Interiors divestiture of $10 million and a three-year term loan of $10 million provided to the buyer, the acquisition of AllGo Embedded Systems Private Limited of $15 million and net loans to non-consolidated affiliates of $8 million.
Financing Activities
Cash used by financing activities during the year ended December 31, 2018, totaled $335 million, compared to $234 million for the same period in 2017 for a increase in cash used by financing activities of $101 million. Increased cash used by financing activities during the year ended December 31, 2018 as compared to the same period last year is primarily attributable to higher share repurchase transactions of $100 million. Activity during 2018 also includes dividends paid to non-controlling interests of $28 million, distribution payments of $14 million and proceeds from an increase in short term debt of $12 million.
Cash used by financing activities during the year ended December 31, 2017, totaled $234 million, compared to $2,262 million for the same period in 2016 for a decrease in cash used by financing activities of $2,028 million. Cash used by financing activities during the year ended December 31, 2017, included share repurchases of $200 million and dividends paid to non-controlling interests of $38 million.
Cash used by financing activities during the year ended December 31, 2016 included a distribution payment of $1,736 million, share repurchases of $500 million, stock based compensation tax withholding payments of $11 million, non-controlling interest dividends of $13 million, and capital lease and net debt payments of $2 million.

Debt and Capital Structure
See "Liquidity" above and also see Note 13, "Debt" and Note 17, "Stockholders' Equity and Non-controlling Interests" to the Company's consolidated financial statements included in Item 8 of this Report for further information.

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.
Fair Value Measurements
The Company uses fair value measurements in the preparation of its financial statements, utilizing various inputs including those that can be readily observable, corroborated or are generally unobservable. The Company utilizes market-based data and valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, the Company applies assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. See Note 19, "Fair Value Measurements" to the consolidated financial statements included in Item 8 for additional information.

Contractual Obligations
The following table summarizes the Company's contractual obligations existing as of December 31, 2018:

	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(Dollars in Millions)
Debt, including capital leases	$407	$57	$—	$—	$350
Purchase obligations	149	63	65	19	2
Interest payments on long-term debt	63	11	22	27	3
Operating leases	186	37	53	37	59
Total contractual obligations	$805	$168	$140	$83	$414

Excluded from the contractual obligations table above are open purchase orders as of December 31, 2018, for raw materials and supplies in the normal course of business, joint venture agreements and other contracts without express funding requirements.

This table excludes amounts related to the Company's income tax liabilities associated with uncertain tax positions impacting the effective rate of $4 million as the Company is unable to make reasonable estimates for the periods in which these liabilities may become due.

The Company also has minimum funding requirements with respect to pension obligations. The Company may elect to make contributions in excess of the minimum funding requirements in response to investment performance or changes in interest rates. During 2019, the Company expects to make cash contributions to its U.S. defined benefit and non-U.S. defined benefit pension plans of $1 million and $6 million, respectively. The Company’s expected 2019 contributions may be revised.

Critical Accounting Estimates
The Company’s significant accounting policies have been disclosed in the consolidated financial statements and accompanying notes under Note 2, “Summary of Significant Accounting Policies.” Certain policies relate to estimates that involve matters that are highly uncertain at the time the accounting estimate is made and different estimates or changes to an estimate could have a material impact on the reported financial position, changes in financial condition or results of operations. Such critical estimates are discussed below. For these, materially different amounts could be reported under varied conditions and assumption. Other items in the Company's consolidated financial statements require estimation, however, in our judgment, they are not as critical as those discussed below.
Product Warranty and Recall
The Company accrues for warranty obligations for products sold based on management estimates, with support from the Company’s sales, engineering, quality and legal functions, of the amount that eventually will be required to settle such obligations. This accrual is based on several factors, including contractual arrangements, past experience, current claims, production changes, industry developments and various other considerations. The Company accrues for product recall claims related to potential financial participation in customer actions to provide remedies as a result of actual or threatened regulatory or court actions or the Company’s determination of the potential for such actions. The Company's accrual for recall claims is based on specific facts and circumstances underlying individual claims with support from the Company’s engineering, quality and legal functions. Amounts accrued are based upon management’s best estimate of the amount that will ultimately be required to settle such claims. See Note 21, "Commitments and Contingencies" in Item 8 of this Report for additional information.
Restructuring
The Company accrued costs in connection with its restructuring of the engineering and administration organization. These accruals include estimates primarily related to employee headcount, local statutory benefits, and other employee termination costs. Actual costs may vary from these estimates. These accruals are reviewed on a quarterly basis and changes to restructuring actions are appropriately recognized when identified. See Note 7, “Restructuring Activities” in Item 8 of this report for additional information.

Pension Plans
Many of the Company’s employees participate in defined benefit pension plans or retirement/termination indemnity plans. The Company has approximately $243 million in unfunded net pension liabilities as of December 31, 2018, of which approximately $193 million and $50 million are attributable to U.S. and non-U.S. pension plans, respectively. The determination of the Company’s obligations and expense for its pension plans is dependent on the Company’s selection of certain assumptions used by actuaries in calculating such amounts. Selected assumptions are described in Note 14, “Employee Retirement Benefits” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which are incorporated herein by reference, including the discount rate, expected long-term rate of return on plan assets and rate of increase in compensation.
Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense in future periods. Therefore, assumptions used to calculate benefit obligations as of the annual measurement date directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits, as of December 31, 2018, are as follows:

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

In determining its pension expense for 2018, the Company used long-term rates of return on plan assets. For non-U.S. plans, the Company used expected rates of return ranging from 2.8% to 9.75%. For U.S. plans, the Company used an expected rate of return of 6.74%. The Company has set the long-term rates of return assumptions for its 2019 pension expense which range from 2.6% to 8.95% outside the U.S. and 6.78% in the U.S. Actual returns on U.S. pension assets for 2018, 2017 and 2016 were (4.5%), 16.1% and 8.4%, respectively.

•
Discount rate: The Company uses the spot rate method to estimate the service and interest components of net periodic benefit cost for pension benefits for its U.S. and certain non-U.S. plans. The Company has elected to utilize an approach that discounts individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The discount rate assumption is based on market rates for a hypothetical portfolio of high-quality corporate bonds rated Aa or better with maturities closely matched to the timing of projected benefit payments for each plan at its annual measurement date. The Company used discount rates ranging from .35% to 10.65% to determine its pension and other benefit obligations as of December 31, 2018, including weighted average discount rates of 4.33% for U.S. pension plans, and 3.34% for non-U.S. pension plan.

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension benefit obligations and its future expense. The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2018 funded status and 2019 pretax pension expense.

	Impact on U.S. 2019 Pretax Pension Expense	Impact on U.S. Plan 2018 Funded Status	Impact on Non-U.S. 2019 Pretax Pension Expense	Impact on Non-U.S. Plan 2018 Funded Status
25 basis point decrease in discount rate (a)(b)	-$1 million	-$24 million	Less than -$1 million	-$11 million
25 basis point increase in discount rate (a)(b)	+ $1 million	+$23 million	Less than +$1 million	+$10 million
25 basis point decrease in expected return on assets (a)	+$1.4 million		Less than +$1 million
25 basis point increase in expected return on assets (a)	-$1.4 million		Less than -$1 million
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
Fair Value Measurements
The Company uses fair value measurements in the preparation of its financial statements, utilizing various inputs including those that can be readily observable, corroborated or are generally unobservable. The Company utilizes market-based data and valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, the Company applies assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. See Note 19, "Fair Value Measurements" in Item 8 of this Report for additional information.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements under Item 8 of this Report for a discussion of recent accounting pronouncements.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

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
The hypothetical pretax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $32 million and $29 million for foreign currency derivative financial instruments as of December 31, 2018 and 2017, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

See Note 20, "Financial Instruments" to the consolidated financial statements included in Item 8 for additional information.

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

Visteon Corporation and Subsidiaries

Management's Report on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) of the Securities Exchange Act of 1934. Under the supervision and with the participation of the principal executive and financial officers of the Company, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations (“the COSO 2013 Framework”) of the Treadway Commission.
Based on the evaluation performed under the COSO 2013 Framework as of December 31, 2018, management has concluded that the Company’s internal control over financial reporting is not effective. The Company identified a material weakness in the controls over accounting for judicial deposits related to former employee litigation at a closed plant in Brazil. Additionally, Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Visteon Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Visteon Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule included in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2019 expressed an adverse opinion thereon.

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
February 21, 2019

Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Visteon Corporation

Opinion on Internal Control over Financial Reporting
We have audited Visteon Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, because of the effect of the material weakness described below on the achievement of the objectives of the control criteria, Visteon Corporation and subsidiaries (the Company) has not maintained effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment. Management has identified a material weakness in its internal controls over accounting for judicial deposits related to former employee litigation at a closed plant in Brazil.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2018 consolidated financial statements of the Company. This material weakness was considered in determining the nature, timing and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report dated February 21, 2019, which expressed an unqualified opinion thereon.

Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Ernst & Young LLP
Detroit, Michigan
February 21, 2019

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31
	2018	2017	2016
	(Dollars in Millions, Except Per Share Amounts)
Sales	$2,984	$3,146	$3,161
Cost of sales	(2,573)	(2,655)	(2,705)
Gross margin	411	491	456
Selling, general and administrative expenses	(193)	(226)	(224)
Restructuring expense, net	(29)	(14)	(49)
Interest expense	(14)	(21)	(18)
Interest income	7	5	6
Equity in net income of non-consolidated affiliates	13	7	2
Loss on divestiture	—	(33)	—
Other income (expense), net	21	14	(12)
Income before income taxes	216	223	161
Provision for income taxes	(43)	(48)	(30)
Net income from continuing operations	173	175	131
Net income (loss) from discontinued operations, net of tax	1	17	(40)
Net income	174	192	91
Net income attributable to non-controlling interests	(10)	(16)	(16)
Net income attributable to Visteon Corporation	$164	$176	$75
Basic earnings (loss) per share:
Continuing operations	$5.53	$5.03	$3.28
Discontinued operations	0.03	0.54	(1.14)
Basic earnings per share attributable to Visteon Corporation	$5.56	$5.57	$2.14
Diluted earnings (loss) per share:
Continuing operations	$5.49	$4.94	$3.25
Discontinued operations	0.03	0.53	(1.13)
Diluted earnings per share attributable to Visteon Corporation	$5.52	$5.47	$2.12

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31
	2018	2017	2016
	(Dollars in Millions)
Net income	$174	$192	$91
Foreign currency translation adjustments	(46)	68	(11)
Net investment hedge	7	(22)	6
Benefit plans, net of tax (a)	(8)	12	(39)
Unrealized hedging gains (losses), net of tax (b)	1	6	(6)
Other comprehensive (loss) income, net of tax	(46)	64	(50)
Comprehensive income	128	256	41
Comprehensive income attributable to non-controlling interests	6	21	9
Comprehensive income attributable to Visteon Corporation	$122	$235	$32
(a) Other comprehensive (loss) income is net of tax expense of $1 million for the year ended December 31, 2018, tax expense of $1 million for the year ended December 31,2017, and a tax benefit of $3 million for the year ended December 31, 2016.
(b) Other comprehensive (loss) income is net of tax expense of less than $1 million for the year ended December 31, 2018, tax expense of $1 million for the year ended December 31, 2017, and a tax benefit of $2 million for the year ended December 31, 2016.

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31
	2018	2017
	(Dollars in Millions)
ASSETS
Cash and equivalents	$463	$706
Restricted cash	4	3
Accounts receivable, net	486	530
Inventories, net	184	189
Other current assets	159	175
Total current assets	1,296	1,603
Property and equipment, net	397	377
Intangible assets, net	129	132
Investments in non-consolidated affiliates	42	41
Other non-current assets	143	151
Total assets	$2,007	$2,304
LIABILITIES AND EQUITY
Short-term debt, including current portion of long-term debt	$57	$46
Accounts payable	436	470
Accrued employee liabilities	67	105
Other current liabilities	161	180
Total current liabilities	721	801
Long-term debt	348	347
Employee benefits	257	277
Deferred tax liabilities	23	23
Other non-current liabilities	76	95
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of December 31, 2018 and 2017)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 28 million and 31 million shares outstanding as of December 31, 2018 and 2017, respectively)	1	1
Additional paid-in capital	1,335	1,339
Retained earnings	1,609	1,445
Accumulated other comprehensive loss	(216)	(174)
Treasury stock	(2,264)	(1,974)
Total Visteon Corporation stockholders’ equity	465	637
Non-controlling interests	117	124
Total equity	582	761
Total liabilities and equity	$2,007	$2,304

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS1

	Year Ended December 31
	2018	2017	2016
	(Dollars in Millions)
Operating Activities
Net income	$174	$192	$91
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	91	87	84
Losses on divestitures and impairments	—	33	22
Non-cash stock-based compensation	8	12	8
Transaction (gains) losses	(8)	(11)	2
Equity in net income of non-consolidated affiliates, net of dividends remitted	(13)	(7)	(1)
Other non-cash items	3	1	24
Changes in assets and liabilities:
Accounts receivable	44	10	(19)
Inventories	1	(3)	30
Accounts payable	(19)	(54)	(10)
Other assets and other liabilities	(77)	(45)	(115)
Net cash provided from operating activities	204	215	116
Investing Activities
Capital expenditures, including intangibles	(127)	(99)	(75)
Acquisition of businesses, net of cash acquired	16	(47)	(15)
Payments on divestiture of businesses	—	(48)	(10)
Settlement of net investment hedge	—	5	—
Proceeds from asset sales and business divestitures	—	15	17
Short-term investments, net	—	—	47
Loans to non-consolidated affiliate, net of repayments	—	—	(8)
Net proceeds from Climate Transaction, including withholding tax refund	—	—	356
Other, net	13	1	(10)
Net cash (used by) provided from investing activities	(98)	(173)	302
Financing Activities
Short-term debt, net	12	10	—
Distribution payments	(14)	(1)	(1,736)
Stock based compensation tax withholding payments	(7)	(1)	(11)
Principal payments on debt	—	(2)	(2)
Dividends paid to non-controlling interests	(28)	(38)	(13)
Repurchase of common stock	(300)	(200)	(500)
Other	2	(2)	—
Net cash used by financing activities	(335)	(234)	(2,262)
Effect of exchange rate changes on cash and equivalents	(13)	19	(11)
Net (decrease) increase in cash and equivalents	(242)	(173)	(1,855)
Cash and equivalents at beginning of the year	709	882	2,737
Cash and equivalents at end of the year	$467	$709	$882
Supplemental Disclosures:
Cash paid for interest	$15	$16	$14
Cash paid for income taxes, net of refunds	$47	$49	$92
1 The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories.

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Stock Warrants	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
	(Dollars in Millions)
December 31, 2015	$1	$—	$1,345	$1,194	$(190)	$(1,293)	$1,057	$142	$1,199
Net income	—	—	—	75	—	—	75	16	91
Other comprehensive loss	—	—	—	—	(43)	—	(43)	(7)	(50)
Stock-based compensation, net	—	—	(18)	—	—	15	(3)	—	(3)
Repurchase of shares of common stock	—	—	—	—	—	(500)	(500)	—	(500)
Cash dividends	—	—	—	—	—	—	—	(13)	(13)
December 31, 2016	$1	$—	$1,327	$1,269	$(233)	$(1,778)	$586	$138	$724
Net income	—	—	—	176	—	—	176	16	192
Other comprehensive income	—	—	—	—	59	—	59	5	64
Stock-based compensation, net	—	—	12	—	—	4	16	—	16
Repurchase of shares of common stock	—	—	—	—	—	(200)	(200)	—	(200)
Dividends payable	—	—	—	—	—	—	—	(2)	(2)
Cash dividends	—	—	—	—	—	—	—	(33)	(33)
December 31, 2017	$1	$—	$1,339	$1,445	$(174)	$(1,974)	$637	$124	$761
Net income	—	—	—	164	—	—	164	10	174
Other comprehensive loss	—	—	—	—	(42)	—	(42)	(4)	(46)
Stock-based compensation, net	—	—	(4)	—	—	10	6	—	6
Repurchase of shares of common stock	—	—	—	—	—	(300)	(300)	—	(300)
Cash dividends	—	—	—	—	—	—	—	(28)	(28)
Business acquisition	—	—	—	—	—	—	—	15	15
December 31, 2018	$1	$—	$1,335	$1,609	$(216)	$(2,264)	$465	$117	$582

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Description of Business
Visteon Corporation (the "Company" or "Visteon") is a global automotive supplier that designs, engineers and manufactures innovative cockpit electronics and connected car solutions for the world's major vehicle manufacturing including Ford, Mazda, Renault/Nissan, General Motors, Volkswagen, Jaguar/Land Rover, Daimler, Honda and BMW. Visteon is headquartered in Van Buren Township, Michigan, and has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 10,000 employees, dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., primarily in Mexico, Bulgaria, Portugal, Germany, India and China.

Visteon is driving the smart, learning, digital cockpit of the future, to improve safety and the user experience. Visteon is the world’s leading supplier of cockpit electronics including digital instrument clusters, information displays, infotainment, head-up displays, telematics, SmartCore™ cockpit domain controllers, and the DriveCore™ autonomous driving platform. Visteon also delivers artificial intelligence-based technologies, connected car, cybersecurity, interior sensing, embedded multimedia and smartphone connectivity software solutions.
NOTE 2. Summary of Significant Accounting Policies
Basis of Presentation: The Company's financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") on a going concern basis, which contemplates the continuity of operations, realization of assets and satisfaction of liabilities in the normal course of business.
Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries that are more than 50% owned and over which the Company exercises control. Investments in affiliates of greater than 20% and for which the Company does not exercise control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. All other equity investments are measured at cost, less impairment, with changes in fair value recognized in net income.
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
Revenue Recognition:  The Company generates revenue from the production of automotive vehicle cockpit electronics parts sold to Original Equipment Manufacturers ("OEM"), or Tier 1 suppliers at the direction of the OEM, under long term supply agreements supporting new vehicle production. Such agreements may also require related production for service parts, subsequent to initial vehicle production periods.

The Company’s contracts with customers involve various governing documents (Sourcing Agreements, Master Purchase Agreements, Terms and Conditions Agreements, etc.) which do not reach the level of a performance obligation of the Company until the Company receives either a purchase order and/or a customer release for a specific number of parts at a specified price, at which point the collective group of documents represent an enforceable contract. While the long term supply agreements generally range from three to five years, customers make no commitments to volumes, and pricing or specifications can change prior to or during production. The Company recognizes revenue when control of the parts produced are transferred to the customer according to the terms of the contract, which is usually when the parts are shipped or delivered to the customer’s premises. Customers are generally invoiced upon shipment or delivery and payment generally occurs within 45 to 90 days. Customers in China are often invoiced one month after shipment or delivery. Customer returns, when they occur, relate to quality rework issues and are not connected to any repurchase obligation of the Company. As of December 31, 2018, all unfulfilled performance obligations are expected to be fulfilled within the next twelve months.
Revenue is measured based on the transaction price and the quantity of parts specified in a contract with a customer. Discrete price changes may occur during the vehicle production period in order for the Company to remain competitive with market prices or based on changes in product specifications. In addition, customers may request or expect certain discounts not reflected in the purchase order that require estimation. In the event the Company concludes that a portion of the revenue for a given part may vary from the purchase order, the Company records variable consideration at the most likely amount to which the Company expects to be entitled. The estimates typically represent a narrow range of discounts and are based on historical experience and input from customer negotiations. The Company records such estimates within Sales and Accounts receivable, net, within the consolidated statements of comprehensive income and consolidated balance sheets, respectively. The Company adjusts its pricing accruals at the earlier of when the most likely amount of consideration changes or when the consideration becomes fixed. During 2018 the Company recognized approximately $30 million net increases in transaction price related to performance obligations satisfied in previous periods, respectively.
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
The effects of remeasuring monetary assets and liabilities of the Company’s businesses denominated in currencies other than their functional currency are recorded as transaction gains and losses in the consolidated statements of operations. Additionally, gains and losses resulting from transactions denominated in a currency other than the functional currency are recorded as transaction gains and losses in the consolidated statements of operations. Net transaction gains and losses, inclusive of amounts associated with discontinued operations, decreased net income by $6 million, $9 million and $10 million for the years ended December 31, 2018, 2017 and 2016 respectively.
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
Other Costs within Cost of Goods Sold: Repair and maintenance costs, research and development costs, and pre-production operating costs are expensed as incurred. Research and development expenses include salary and related employee benefits, contractor fees, information technology, occupancy, telecommunications, depreciation, forward model program development, and advanced engineering activities. Research and development expenses were $286 million, $253 million, and $295 million in 2018, 2017 and 2016, respectively, which includes recoveries of $146 million, $133 million and $104 million. Shipping and handling costs are recorded in the Company's consolidated statements of operations as "Cost of sales."
Other Income (Expense), Net:

	Year Ended December 31
	2018	2017	2016
	(Dollars in Millions)
Pension financing benefits, net	$13	$12	$12
Transformation initiatives	4	(2)	(9)
Gain on non-consolidated transactions, net	4	4	—
Foreign currency translation charge	—	—	(11)
Integration costs	—	—	(2)
Loss on asset contributions	—	—	(2)
	$21	$14	$(12)

Pension financing benefits, net include return on assets net of interest costs and other amortization.
Transformation initiative costs include information technology separation costs, integration of acquired businesses, and financial and advisory services incurred in connection with the Company's transformation into a pure play cockpit electronics business.
During 2018, the Company recognized a $4 million benefit on settlement of litigation matters with the Company’s former President and Chief Executive Officer (“former CEO”) as further described in Note 21, "Commitments and Contingencies."
On September 1, 2018, Visteon acquired an additional 1% ownership interest in Changchun Visteon FAWAY Automotive Electronics Co., Ltd. ("VFAE"), a former non-consolidated affiliate, resulting in a total 51% controlling interest and a non-cash gain of $4 million as further described in Note 3, "Business Acquisitions."

The gain on non-consolidated affiliate transactions for 2017 represents the Company's sale of three cost method investments and an equity method investment as further described in Note 6, "Non-Consolidated Affiliates."

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

In connection with the closure of the Climate facilities located in Argentina in 2016, the Company contributed land and building with a net book value of $2 million, to the local municipality for the benefit of former employees.

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

Cash and Equivalents: The Company considers all highly liquid investments purchased with a maturity of three months or less, including short-term time deposits, commercial paper, repurchase agreements and money market funds to be cash equivalents. As of December 31, 2018 the Company's cash balances are invested in a diversified portfolio of cash and highly liquid cash equivalents including money market funds, commercial paper rated A2/P2 and above with maturity under three months, time deposits and other short-term cash investments, which mature under three months with highly rated banking institutions. The cost of such funds approximates fair value based on the nature of the investment.

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $2 million related to a Letter of Credit Facility, and $2 million related to cash collateral for other corporate purposes as of December 31, 2018.

Accounts Receivable: Accounts receivable are stated at the invoiced amount, less an allowance for doubtful accounts for estimated amounts not expected to be collected, and do not bear interest. The Company’s accounts receivables are continually assessed for collectability and any allowance is recorded based upon the age of outstanding receivables, historical payment experience and customer creditworthiness. The allowance for doubtful accounts balance was $6 million and $8 million as of December 31, 2018 and 2017, respectively. Provisions for estimated uncollectible accounts receivable of $2 million, $3 million and $2 million are included in selling, general and administrative expenses for the years ended December 31, 2018, 2017, and 2016.

The Company exchanges a portion of its accounts receivable for bank notes for certain of its customers in China. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash. The Company has entered into arrangements with financial institutions to sell certain bank notes, generally maturing within nine months. Notes are sold with recourse, but qualify as a sale as all rights to the notes have passed to the financial institution.

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

Product Tooling: Product tooling includes molds, dies and other tools used in production of a specific part or parts of the same basic design. It is generally required that non-reimbursable design and development costs for products to be sold under long-term supply arrangements be expensed as incurred and costs incurred for molds, dies and other tools that will be owned by the Company or its customers and used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. Product tooling owned by the Company is capitalized as property and equipment and is amortized to cost of sales over its estimated economic life, generally not exceeding six years. The Company had receivables of $22 million and $18 million as of December 31, 2018 and 2017, respectively, related to production tools in progress, which will not be owned by the Company and for which there is a contractual agreement for reimbursement from the customer.
Contractually Reimbursable Engineering Costs: Engineering, testing and other costs incurred in the design and development of production parts are expensed as incurred, unless the cost reimbursement is contractually guaranteed in a customer contract for which costs are capitalized as costs are incurred and subsequently reduced upon lump sum or piece price recoveries.
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
Goodwill: The Company performs either a qualitative or quantitative assessment of goodwill for impairment on an annual basis. Goodwill impairment testing is performed at the reporting unit level. The qualitative assessment considers several factors at the reporting unit level including the excess of fair value over carrying value as of the last quantitative impairment test, the length of time since the last fair value measurement, the current carrying value, market and industry metrics, actual performance compared to forecast performance, and the Company's current outlook on the business. If the qualitative assessment indicates it is more likely than not that goodwill is impaired, the reporting unit is quantitatively tested for impairment. To quantitatively test goodwill for impairment, the fair value of each reporting unit is determined and compared to the carrying value. An impairment charge is recognized for the amount by which the reporting unit's carrying value exceeds its fair value. Management has tested for impairment and concluded that no impairment exists as of December 31, 2018.
Intangible Assets: Definite-lived intangible assets are amortized over their estimated useful lives, and tested for impairment in accordance with the methodology discussed above under "Property and Equipment."Definite-lived intangible assets include:

•	Developed technology intangible assets, which are amortized over average, estimated useful lives generally ranging from 6 to 12 years.

•	Customer-related intangible assets, which are amortized over average, estimated useful lives generally ranging from 7 to 12 years.

•
Software development costs are capitalized after the software product development reaches technological feasibility and until the software product becomes releasable to customers. These intangible assets are amortized using the straight-line method over estimated useful lives generally ranging from 3 to 5 years.

•	Other intangible assets are amortized using the straight-line method over estimated useful lives based on the nature of the intangible asset.
Product Warranty and Recall: Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality and legal functions and include due consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments and various other considerations. For further detail on the Company’s warranty obligations see Note 21, "Commitments and Contingencies."
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

Recently Adopted Accounting Pronouncements: Effective January 1, 2018 the Company adopted Accounting Standards Update Topic (“ASU”) 2014-09 “Revenue from Contracts with Customers (Topic 606),” using the modified retrospective method. Under the modified retrospective method, the impact of applying the standard is recognized as a cumulative effect on retained earnings. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2018. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. Certain of the Company’s nonpublic non-consolidated joint ventures have not yet adopted Topic 606 and therefore the Company’s share of earnings as reported in equity in net income of non-consolidated affiliates continues to be reported under historical revenue accounting standards. The Company is still evaluating the impact of the adoption of Topic 606 on January 1, 2019 by its nonpublic non-consolidated affiliates.
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
In March 2017, the Financial Accounting Standards Board ("FASB") issued ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the presentation of net periodic pension cost and net periodic postretirement benefit cost." The ASU requires entities to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Entities will present the other components separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, and disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The standard will be applied retrospectively for the presentation of the service cost component and the components of pension financing costs in the income statement, and prospectively for the guidance limiting the capitalization of net periodic benefit cost in assets to the service cost. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company previously recorded service cost with other compensation costs (benefits) in cost of sales and selling, general and administrative expenses. Adoption of the standard results in the reclassification of other compensation costs (benefits) in "Other income (expense), net." The Company's retrospective adoption of this standard on January 1, 2018 resulted in an $8 million increase to cost of sales and a $4 million increase to selling, general and administrative expenses, with a corresponding $12 million increase in "Other income (expense), net" with no impact to net income for each of the years ended December 31, 2017 and 2016.
Effective January 1, 2018 the Company has elected to early adopt ASU 2017-12, "Targeted Improvements to Accounting for Hedging Activities" which was created to better align accounting rules with a company’s risk management activities to reflect the economic results of hedging in the financial statements and simplify hedge accounting treatment. The modified retrospective adoption of ASU 2017-12 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2018. Comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods. For additional information, refer to Note 20, "Financial Instruments" to the Company's consolidated financial statements.
Effective January 1, 2018 the Company adopted ASU 2016-16 “Intra-Entity Transfers of Assets Other Than Inventory,” on the accounting for income taxes, which eliminates the exception in existing guidance that defers the recognition of the tax effects of intra-entity asset transfers other than inventory until the transferred asset is sold to a third party. Under this guidance, an entity recognizes the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of certain cash receipts and cash payments." The ASU addresses eight specific cash flow issues with the objective of reducing the diversity in practice in how certain transactions were classified in the statement of cash flows. The ASU is applied using a retrospective transition method to each period presented. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company adopted the guidance on a retrospective basis on January 1, 2018 and accordingly, previously issued operating cash flows decreased by $2 million and $4 million for the years ended December 31, 2017 and 2016, respectively. Cash flows used by investing activities decreased by $2 million, and cash flows used by financing activities increased by $1 million for the year ended December 31, 2017. There was no impact to cash flows used by investing activities or financing activities for the year ended December 31, 2016.

In January 2016, the FASB issued ASU 2016-01, "Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities." The ASU makes targeted improvements to existing U.S. GAAP for financial instruments, including requiring equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) to be measured at fair value with changes in fair value recognized in net income. In accordance with this guidance, the Company measures equity investments at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer. The adoption of this guidance did not have a significant impact on the Company’s financial statements.
Recent Accounting Pronouncements Not Yet Adopted: In June 2016, the FASB issued ASU 2016-13, “Financial Instruments-Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments.” The new standard requires the measurement and recognition of expected credit losses for financial assets held at amortized cost. It replaces the existing incurred loss impairment model with an expected loss methodology, which will result in more timely recognition of credit losses. There are two transition methods available under the new standard dependent upon the type of financial instrument, either cumulative effect or prospective. The standard will be effective for the Company in the first quarter of 2020. Earlier adoption is permitted only for annual periods after December 15, 2018. Management is currently assessing the impact of the new standard.

In February 2016, the FASB issued ASU 2016-02, “Leases (Subtopic 842).” The standard increases the transparency and comparability of organizations by recognizing right-of-use (“ROU”) assets and lease liabilities on the consolidated balance sheets and disclosing key quantitative and qualitative information about leasing arrangements. In transition, the standard provides for certain practical expedients. Management expects to elect certain practical expedients including the election not to reassess existing or expired contracts to determine if such contracts contain a lease or if the lease classification would differ, as well as the election not to separate lease and non-lease components for arrangements where the Company is a lessee.

The Company will adopt the standard January 1, 2019, by applying the modified retrospective method without restatement of comparative periods' financial information, as permitted by the transition guidance. The impact of adoption will result in the recognition of ROU assets and lease liabilities estimated in the range of $145 million to $165 million. The standard will not have a significant impact on the Company's consolidated results of operations and cash flows.
NOTE 3. Business Acquisitions
VFAE Acquisition
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

The initial summary of the fair value of the assets acquired and liabilities assumed, pending the final valuation and translated in U.S. dollars, in conjunction with the transaction is shown below (in millions):

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
At December 31, 2017, the Company previously recorded its investment in VFAE of $10 million classified as an "Investment in non-consolidated affiliates" on its consolidated balance sheet. In connection with its increased investment in VFAE, the Company recorded a gain of approximately $4 million on its original investment, classified as "Other income (expense), net" in the consolidated income statement.
The acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.
AllGo Purchase
On July 8, 2016, Visteon acquired AllGo Embedded Systems Private Limited, a leading developer of embedded multimedia system solutions to global vehicle manufacturers, for a purchase price of $17 million ("AllGo Purchase") including $2 million of contingent consideration payable upon completion of certain technology milestones, achieved and paid on July 6, 2017. In addition, the purchase agreement includes contingent payments of $5 million if key employees remain employed through July 2019. The Company has recorded a payment obligation of approximately $4 million, classified as "Other current liabilities" within the Company's balance sheet as of December 31, 2018. The AllGo Purchase was a strategic acquisition to add greater scale and depth to the Company's infotainment software capabilities. During the year ended December 31, 2016, the Company incurred acquisition-related costs of approximately $1 million. These amounts were recorded as incurred and have been classified as "Other income (expense), net" within the Company's consolidated statements of comprehensive income.
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

Climate Transaction
During the fourth quarter of 2016, the Company sold its South Africa climate operations with 2015 annual sales of $9 million for proceeds of $2 million, and recorded a loss of $11 million related to foreign currency translation amounts previously recorded in accumulated other comprehensive loss, included in the Company's consolidated statements of comprehensive as "Other income (expense), net" for the year ended December 31, 2016. This disposal did not qualify for discontinued operations treatment.
Other
On December 1, 2015, Visteon completed the sale and transfer of its equity ownership in Visteon Deutschland GmbH, which operated the Berlin, Germany interiors plant and made a final contribution payment of approximately $35 million adjusted for currency impacts in December 2017.
NOTE 5. Discontinued Operations
During 2014 and 2015, the Company divested the majority of its global Interiors business (the "Interiors Divestiture") and completed the sale of its Argentina and Brazil interiors operations on December 1, 2016. Separately, the Company completed the sale of the majority of its global Climate business (the "Climate Transaction") during 2015. These transactions met the conditions required to qualify for discontinued operations reporting and accordingly the results of operations and the settlement of retained contingencies have been classified in income (loss) from discontinued operations, net of tax, in the consolidated statements of operations and comprehensive income.

Discontinued operations are summarized as follows:

	Year Ended December 31
	2018	2017	2016
	(Dollars in Millions)
Sales	$—	$—	$45
Cost of sales	(5)	—	(59)
Gross margin	(5)	—	(14)
Selling, general and administrative expenses	(1)	—	(5)
Gain (loss) on Climate Transaction	4	7	(2)
Long-lived asset impairment	—	—	(1)
Gain (loss) on Interiors Divestiture	—	8	(19)
Restructuring expense	(1)	—	(4)
Other income (expense), net	—	—	(2)
(Loss) income from discontinued operations before income taxes	(3)	15	(47)
Benefit for income taxes	4	2	7
Net income (loss) from discontinued operations attributable to Visteon	$1	$17	$(40)

During the first quarter of 2018, the Company recognized a $3 million benefit on settlement of litigation matters with its former CEO as further described in Note 21, "Commitments and Contingencies." During 2018, the Company recorded a $4 million charge for legal expenses related to former employees at a closed plant in Brazil.

The Company recorded a $4 million income tax benefit during 2018 related to uncertain tax positions in connection with the Climate transaction, resulting from statute expiration.

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

NOTE 6. Non-Consolidated Affiliates
Non-Consolidated Affiliate Transactions
On October 15, 2018, the Company completed the purchase of a 12.5% equity investment in a private radar imaging firm for $1 million, as further described in Note 19, "Fair Value Measurements."

On September 1, 2018, Visteon acquired an additional 1% ownership interest in VFAE resulting in a total 51% controlling interest and a non-cash gain of $4 million, as further described in Note 3, "Business Acquisitions."

During 2017, the Company completed the sale of its 50% interest in an equity method investment for proceeds of $7 million, consistent with its carrying value.

During 2017, the Company disposed of its remaining cost method investments for proceeds of approximately $8 million and recorded a net pretax gain of $4 million, classified as "Other income (expense), net" during the year ended December 31, 2017.

During 2016, the Company agreed to sell a 50% interest in an equity investment for approximately $7 million and recorded an impairment loss of approximately $5 million related to this transaction. Also in 2016, the Company sold a cost method investment to a third party for proceeds of approximately $11 million. The Company recorded a pre-tax gain of $5 million related to this transaction during the year ended December 31, 2016, classified as "Other income (expense), net."

Investments in Affiliates

The Company recorded equity in the net income of non-consolidated affiliates of $13 million, $7 million and $2 million for the years ended December 31, 2018, 2017 and 2016, respectively.
The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that an “other-than-temporary” decline in value has occurred, an impairment loss will be recorded, which is measured as the difference between the recorded book value and the fair value of the investment. As of December 31, 2018, the Company determined that no such indicators were present.

A summary of the Company's investments in non-consolidated equity method affiliates is provided below:

	December 31
	2018	2017
	(Dollars in Millions)
YFVIC (50%)	$38	$28
Changchun FAWAY Auto Electronics Co., Ltd. (50%)	—	10
Others	4	3
Total investments in non-consolidated affiliates	$42	$41

A summary of transactions with affiliates is shown below:

	Year Ended December 31
	2018	2017
	(Dollars in Millions)
Billings to affiliates (a)	$52	$52
Purchases from affiliates (b)	$79	$64
(a) Primarily relates to parts production and engineering reimbursement
(b) Primarily relates to engineering services as well as selling, general and administrative expenses

Variable Interest Entities

In October 2014, Yanfeng Visteon Investment Co., Ltd. ("YFVIC"), a 50% joint venture between the Company and Yangfeng Automotive Trim Systems Co. Ltd. ("YF"), completed the purchase of YF's 49% direct ownership in Yanfeng Visteon Automotive Electronics Co., Ltd ("YFVE"), a consolidated joint venture of the Company. The purchase by YFVIC was financed through a shareholder loan and external borrowings which were guaranteed by Visteon, of which $11 million is outstanding as of December 31, 2018. The guarantee contains standard non-payment provisions to cover the borrowers in event of non-payment of principal, accrued interest and other fees, and the loan is expected to be fully paid by September 2019.

The Company determined YFVIC, is a VIE. The Company holds a variable interest in YFVIC primarily related to its ownership interests and subordinated financial support. The Company and YF each own 50% of YFVIC and neither entity has the power to control the operations of YFVIC, therefore the Company is not the primary beneficiary of YFVIC and does not consolidate the joint venture.

A summary of the Company's investments in YFVIC is provided below:

	December 31
	2018	2017
	(Dollars in Millions)
Payables due to YFVIC	$17	$12
Exposure to loss in YFVIC
Investment in YFVIC	$38	$28
Receivables due from YFVIC	36	35
Subordinated loan receivable	20	22
Loan guarantee	11	15
Maximum exposure to loss in YFVIC	$105	$100

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
Including amounts associated with discontinued operations, the Company recorded restructuring expenses, net of reversals, of $30 million, $14 million and $53 million during the years ended December 31, 2018, 2017 and 2016, respectively. Significant restructuring programs are summarized below by product group.
Electronics
During the third quarter of 2018, the Company approved a restructuring program impacting engineering and administrative functions to optimize operations. The Company recorded approximately $19 million, net of reversals, in relation to the program and expects to incur up to $25 million under this program. As of December 31, 2018, approximately $14 million remains accrued for the program.

During the second quarter of 2018, the Company recorded employee severance and termination benefit expenses of approximately $3 million related to legacy employees at a South America facility and $2 million, net of reversals, associated with employees at North America manufacturing facilities due to the wind-down of certain products. As of December 31, 2018, approximately $3 million remains accrued for these programs.

During the fourth quarter of 2016, the Company approved a restructuring program impacting engineering and administrative functions to further align the Company's footprint with its core product technologies and customers. The Company has recorded approximately $5 million, $14 million, and $26 million of restructuring expenses, net of reversals, respectively under this program during the years ended December 31, 2018, 2017 and 2016, of which $2 million remains accrued as of December 31, 2018. The Company has recorded approximately $45 million of restructuring expenses since inception of this program and it is considered substantially complete.
During the first quarter of 2016, the Company announced a restructuring program to transform the Company's engineering organization and supporting functional areas to focus on execution and technology. The organization will be comprised of regional engineering, product management and advanced technologies, and global centers of competence. During 2016, the Company recorded approximately $11 million restructuring expenses, net of reversals, respectively.
Other and Discontinued Operations
During 2018, the Company recorded $1 million associated with a former European Interiors facility related to settlement of employee severance litigation.
During the year ended December 31, 2016, the Company recorded $16 million of restructuring expenses related to severance and termination benefits related to the wind-down of certain operations in South America.
As of December 31, 2018, the Company retained approximately $3 million of restructuring reserves as part of the Interiors Divestiture associated with previously announced programs for the fundamental reorganization of operations at facilities in Brazil and France.
Restructuring Reserves
Restructuring reserve balances of $23 million and $24 million as of December 31, 2018 and 2017, respectively, are classified as Other current liabilities on the consolidated balance sheets. The Company anticipates that the activities associated with the restructuring reserve balance as of December 31, 2018 will be substantially complete within one year. The Company’s consolidated restructuring reserves and related activity are summarized below including amounts associated with discontinued operations.

	Electronics	Other	Total
	(Dollars in Millions)
December 31, 2015	$33	$5	$38
Expense	41	16	57
Reversals	(4)	—	(4)
Utilization	(38)	(12)	(50)
Foreign currency	(1)	—	(1)
December 31, 2016	31	9	40
Expense	19	—	19
Reversals	(4)	(1)	(5)
Utilization	(30)	(2)	(32)
Foreign currency	2	—	2
December 31, 2017	18	6	24
Expense	31	1	32
Reversals	(2)	—	(2)
Utilization	(26)	(4)	(30)
Foreign currency	(1)	—	(1)
December 31, 2018	$20	$3	$23

Given the economically-sensitive and highly competitive nature of the automotive industry, the Company continues to closely monitor current market factors, industry trends and opportunities to streamline the Company's operations, including but not limited to, additional restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

NOTE 8. Inventories
Inventories consist of the following components:

	December 31
	2018	2017
	(Dollars in Millions)
Raw materials	$124	$133
Work-in-process	26	24
Finished products	34	32
	$184	$189
NOTE 9. Other Assets
Other current assets are comprised of the following components:

	December 31
	2018	2017
	(Dollars in Millions)
Recoverable taxes	$46	$56
Contractually reimbursable engineering costs	40	14
Joint venture receivables	37	43
Prepaid assets and deposits	20	36
China bank notes	12	23
Other	4	3
	$159	$175

The Company sold $36 million, $16 million and $2 million of China bank notes to financial institutions during 2018, 2017 and 2016, respectively. As of December 31, 2018, $3 million remains outstanding and will mature by the end of the second quarter of 2019, and as of December 31, 2017, $10 million remained outstanding which matured during the first quarter of 2018.

Other non-current assets are comprised of the following components:

	December 31
	2018	2017
	(Dollars in Millions)
Deferred tax assets	$45	$46
Recoverable taxes	33	35
Contractually reimbursable engineering costs	29	24
Joint venture note receivables	20	22
Long term notes receivable	—	10
Other	16	14
	$143	$151

In conjunction with the Interiors Divestiture, the Company entered into a three year term loan with the buyer with an original maturity of December 1, 2019. This loan was settled, prior to maturity, including $1 million of interest income.

Current and non-current contractually reimbursable engineering costs of $40 million and $29 million, respectively, as of December 31, 2018, and $14 million and $24 million, respectively, as of December 31, 2017, are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of approximately $40 million in 2019, $19 million in 2020, $9 million in 2021, and $1 million in 2022.

NOTE 10. Property and Equipment

Property and equipment, net consists of the following:

	December 31
	2018	2017
	(Dollars in Millions)
Land	$13	$13
Buildings and improvements	76	73
Machinery, equipment and other	531	471
Construction in progress	56	65
Total property and equipment	676	622
Accumulated depreciation	(303)	(269)
	373	353
Product tooling, net of amortization	24	24
Property and equipment, net	$397	$377

Depreciation and amortization expenses are summarized as follows:

	Year Ended December 31
	2018	2017	2016
	(Dollars in Millions)
Depreciation	$73	$71	$66
Amortization	3	3	3
	$76	$74	$69

The net book value of capitalized internal use software costs was approximately $19 million and $11 million as of December 31, 2018 and 2017, respectively. Related amortization expense was approximately $7 million, $4 million and $4 million for the years ended 2018, 2017 and 2016. Amortization expense of approximately $7 million, $6 million, $4 million and $1 million is expected for the annual periods ended December 31, 2019, 2020, 2021 and 2022, respectively.

NOTE 11. Intangible Assets

Intangible assets as of December 31, 2018 were as follows:

		December 31, 2018
	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles
		(Dollars in Millions)
Definite-Lived:
Developed technology	8	$40	$(31)	$9
Customer related	10	90	(42)	48
Capitalized software development	4	16	(3)	13
Other	20	14	(2)	12
Subtotal		160	(78)	82
Indefinite-Lived:
Goodwill		47	—	47
Total		$207	$(78)	$129

A roll-forward of the net carrying amounts of intangible assets is presented below:

	December 31, 2017			December 31, 2018
	Gross Intangibles	Accumulated Amortization	Net Intangible	Additions	Foreign Currency	Amortization Expense	Net Intangibles
	(Dollars in Millions)
Definite-Lived:
Developed technology	$40	$(27)	$13	$—	$(1)	$(3)	$9
Customer related	88	(35)	53	7	(3)	(9)	48
Capitalized software development	8	(1)	7	8	—	(2)	13
Other	13	(1)	12	2	(1)	(1)	12
Subtotal	149	(64)	85	17	(5)	(15)	82
Indefinite-Lived:
Goodwill	47	—	47	2	(2)	—	47
Total	$196	$(64)	$132	$19	$(7)	$(15)	$129

	December 31, 2016			December 31, 2017
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Additions	Foreign Currency	Amortization Expense	Net Intangibles
	(Dollars in Millions)
Definite-Lived:
Developed technology	$40	$(25)	$15	$—	$1	$(3)	$13
Customer related	83	(25)	58	—	4	(9)	53
Capitalized software development	4	—	4	4	—	(1)	7
Other	8	(1)	7	4	1	—	12
Subtotal	135	(51)	84	8	6	(13)	85
Indefinite-Lived:
Goodwill	45	—	45	—	2	—	47
Total	$180	$(51)	$129	$8	$8	$(13)	$132

On September 1, 2018, in connection with the VFAE acquisition, the Company recorded customer related intangible assets of $7 million. These definite lived intangible assets are being amortized using the straight-line method over their estimated useful lives of 10 to 12 years. Additionally, the Company recorded goodwill of $2 million for the excess of the total consideration over the fair values of the identifiable assets and liabilities acquired. These gross additions were partially offset by foreign currency related impacts in Customer related and Other intangibles of $5 million and $1 million, respectively.

During 2017, the Company contributed $2 million to American Center for Mobility, a non-profit corporation who is building a state of the art research and development facility. The contribution provides the Company certain rights regarding access to the facility for three years. The Company will use the facility for autonomous driving research and development activities for multiple products and therefore capitalized the contribution as an intangible asset. The Company made a second contribution of $2 million during the third quarter of 2018 when the facility was substantially complete. The $4 million intangible asset, classified as "Other", is being amortized over a 36 month period on a straight-line basis beginning in January 2018 when the term of the arrangement began.

During each of the years ended December 31, 2018 and 2017, the Company capitalized $8 million and $4 million respectively, related to software development cost intended for integration into customer products.

The Company recorded approximately $15 million, $13 million and $15 million of amortization expense related to definite-lived intangible assets for the years ended December 31, 2018, 2017 and 2016, respectively. The Company currently estimates annual amortization expense to be $18 million, $15 million, $11 million,$11 million and $8 million for the years 2019, 2020, 2021, 2022 and 2023.

NOTE 12. Other Liabilities

Other current liabilities are summarized as follows:

	December 31
	2018	2017
	(Dollars in Millions)
Product warranty and recall accruals	$34	$33
Restructuring reserves	23	24
Joint venture payables	17	12
Deferred income	16	18
Income taxes payable	15	12
Rents and royalties	14	24
Non-income taxes payable	13	10
Dividends payable	3	3
Distribution payable	—	14
Other	26	30
	$161	$180

In the fourth quarter of 2015, the Company declared a special distribution of $1.75 billion to common shareholders of the Company. During 2018, the final $14 million of the special distribution was paid. This special cash distribution was funded from the Climate Transaction proceeds.

Other non-current liabilities are summarized as follows:

	December 31
	2018	2017
	(Dollars in Millions)
Foreign currency hedges	$18	$23
Product warranty and recall accruals	14	16
Deferred income	14	16
Income tax reserves	6	12
Non-income tax reserves	5	7
Other	19	21
	$76	$95

As of December 31, 2018 and 2017, deferred income, other non-current liabilities, includes approximately $12 million and $14 million, respectively, of deferred gain on the sale-leaseback of the Company's corporate headquarters. The gain on the sale is being amortized into income on a straight-line basis over the term of the lease which terminates in 2027.

NOTE 13. Debt

The Company’s short and long-term debt consists of the following:

	Weighted Average Interest Rate		Carrying Value
	2018	2017	2018	2017
			(Dollars in Millions)
Short-Term Debt:
Current portion of long-term debt	—%	3.9%	$—	$2
Short-term borrowings	4.8%	3.9%	57	44
			$57	$46
Long-Term Debt:
Term facility due March 24, 2024	3.2%	3.6%	$348	$347

Short-Term Debt

Short-term borrowings are primarily related to the Company's non-U.S. joint venture and are payable in Chinese Renminbi and India Rupee. As of December 31, 2018 and 2017, the Company had short-term borrowings of $57 million and $44 million, respectively. Short-term borrowings increased in 2018 primarily due to changes in local working capital needs.

Available borrowings on outstanding affiliate credit facilities as of December 31, 2018, are approximately $29 million and certain of these facilities have pledged assets as security.

Long-Term Debt

As of December 31, 2016, the Company had an amended credit agreement (the "Credit Agreement") which included a $350 million Term Facility maturing April 9, 2021 and a Revolving Credit Facility with capacity of $200 million maturing April 9, 2019. Borrowings under the Term Facility accrued interest at the greater of LIBOR or 0.75%, plus 2.75%, with an option by the Company to specify the LIBOR tenor of either 1,2,3 or 6 months. Loans drawn under the Revolving Credit Facility had an interest rate equal to LIBOR plus a margin ranging from 2.00% to 2.75% as specified by a ratings grid contained in the Credit Agreement.

On March 24, 2017, the Company entered into a second amendment of the Credit Agreement to, among other things, extend the maturity dates of both facilities by three years and increase the Revolving Credit Facility capacity to $300 million. The amended Revolving Credit Facility and the amended Term Facility will mature on March 24, 2022 and March 24, 2024, respectively. The amendment reduced the LIBOR spread applicable to both the Revolving Credit Facility and the Term Facility by 0.50% and reduced the LIBOR floor related to the Term Facility from 0.75% to 0.00%. The $350 million of borrowings under the amended Term Facility accrued interest at a rate of LIBOR plus 2.25%. In conjunction with the refinancing, the Company received a credit rating upgrade from Standard & Poor's to BB from BB-. Pursuant to the ratings grid contained within the amended Revolving Credit Facility agreement, any borrowing thereunder shall accrue interest at LIBOR plus 1.75%.

During the fourth quarter of 2017, the Company entered into a third amendment to the Credit Agreement (the "Amendment"). The Amendment provides for the repricing of the initial Term Facility in an aggregate principal amount of $350 million. At the Company's option, loans under the amended Term Facility accrue interest at a rate of LIBOR plus 2.00%. The Amendment did not modify any terms related to the Revolving Credit Facility.

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

The Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, and contains customary events of default.  The Revolving Credit Facility also requires that the Company maintain a total net leverage ratio no greater than 3.00:1.00. During any period when the Company’s corporate and family ratings meet investment grade ratings, certain of the negative covenants shall be suspended. As of December 31, 2018, the Company was in compliance with all its debt covenants.

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

In connection with the second amendment both the Term Facility and Revolving Credit Facility during 2017, the Company recorded $1 million of interest expense and deferred $2 million of costs as a non-current asset. The deferred costs are being amortized over the term of the debt facilities. As of December 31, 2018, the amended Term Facility remains at $350 million of aggregate principal and there were no outstanding borrowings under the amended Revolving Credit Facility.

Other

On September 29, 2017, the Company amended certain terms of its letter of credit facility. The amended agreement reduced the facility amount from $15 million to $5 million and extended the expiration date by three years to September 30, 2020. Under the agreement the Company is required to maintain a collateral account equal to 103% of the aggregate stated amount of issued letters of credit (or 110% for non-U.S. currencies) and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million and $3 million of outstanding letters of credit issued under this facility secured by restricted cash, as of December 31, 2018 and 2017, respectively.

Additionally, the Company had $14 million and $17 million of locally issued letters of credit as of December 31, 2018 and 2017, respectively to support various tax appeals, customs arrangements and other obligations at its local affiliates, of which less than $1 million and $1 million was secured by cash collateral for the years ended December 31, 2018 and 2017, respectively.

NOTE 14. Employee Benefit Plans

Defined Benefit Plans

The Company sponsors pay related benefit plans for employees in the U.S., UK, Germany, Brazil, France, Mexico, Japan, and Canada. Employees in the U.S. and UK are no longer accruing benefits under the Company's defined benefit plans as these plans were frozen. The Company’s defined benefit plans are partially funded with the exception of certain supplemental benefit plans for executives and certain non-U.S. plans, primarily in Germany, which are unfunded.

The Company's expense for all defined benefit pension plans, is as follows:

	U.S. Plans			Non-U.S. Plans
	Year Ended December 31			Year Ended December 31
	2018	2017	2016	2018	2017	2016
	(Dollars in Millions)
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$—	$(2)	$(2)	$(3)
Pension financing benefit (cost):
Interest cost	(27)	(29)	(28)	(8)	(9)	(10)
Expected return on plan assets	41	41	42	9	9	10
Amortization of losses and other	—	—	—	(2)	(2)	(1)
Settlements and curtailments	—	—	—	—	2	(1)
Restructuring related pension cost:
Special termination benefits (a)	(2)	—	(6)	—	(2)	(1)
Net pension income (expense)	$12	$12	$8	$(3)	$(4)	$(6)
Weighted Average Assumptions:
Discount rate	3.65%	4.12%	4.37%	3.28%	3.51%	4.60%
Compensation increase	N/A	N/A	N/A	3.62%	3.66%	3.70%
Long-term return on assets	6.74%	6.73%	7.00%	4.86%	5.24%	4.87%
(a) Primarily related to restructuring actions

The Company previously recorded service cost with other components of net pension income (expense) in cost of sales and selling, general and administrative expenses. Adoption of ASU 2017-07, “Compensation - Retirement Benefits (Topic 715)," during 2018 resulted in the reclassification of pension financing benefits into "Other income (expense), net" for all periods presented.

The Company's total accumulated benefit obligations for all defined benefit plans was $990 million and $1,093 million as of December 31, 2018 and 2017, respectively. The benefit plan obligations for employee retirement plans with accumulated benefit obligations in excess of plan assets were as follows:

	Year Ended December 31
	2018	2017
	(Dollars in Millions)
Accumulated benefit obligation	$813	$892
Projected benefit obligation	$818	$898
Fair value of plan assets	$582	$661

Assumptions used by the Company in determining its defined benefit pension obligations as of December 31, 2018 and 2017 are summarized in the following table:

	U.S. Plans		Non-U.S. Plans
Weighted Average Assumptions	2018	2017	2018	2017
Discount rate	4.33%	3.65%	3.34%	3.28%
Rate of increase in compensation	N/A	N/A	3.51%	3.62%

The Company’s obligation for all defined benefit pension plans, is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31		Year Ended December 31
	2018	2017	2018	2017
	(Dollars in Millions)
Change in Benefit Obligation:
Benefit obligation — beginning	$840	$828	$281	$249
Service cost	—	—	2	2
Interest cost	27	29	8	9
Actuarial loss (gain)	(63)	29	(17)	8
Settlements and curtailments	—	—	—	(4)
Special termination benefits	2	—	—	2
Foreign exchange translation	—	—	(16)	26
Divestitures	—	—	—	(4)
Benefits paid and other	(46)	(46)	(8)	(7)
Benefit obligation — ending	$760	$840	$250	$281
Change in Plan Assets:
Plan assets — beginning	$647	$608	$220	$190
Actual return on plan assets	(35)	84	(5)	14
Sponsor contributions	1	1	7	8
Settlements	—	—	—	(1)
Foreign exchange translation	—	—	(14)	16
Benefits paid and other	(46)	(46)	(8)	(7)
Plan assets — ending	$567	$647	$200	$220
Total funded status at end of period	$(193)	$(193)	$(50)	$(61)
Balance Sheet Classification:
Other non-current assets	$—	$—	$4	$3
Accrued employee liabilities	—	—	(1)	(1)
Employee benefits	(193)	(193)	(53)	(63)
Accumulated other comprehensive loss:
Actuarial loss	53	40	27	33
Tax effects/other	—	—	(9)	(10)
	$53	$40	$18	$23

Components of the net change in AOCI related to all defined benefit pension plans, exclusive of amounts attributable to non-controlling interests on the Company’s consolidated statements of changes in equity for the years ended December 31, 2018 and 2017, are as follows:

	U.S. Plans		Non-U.S. Plans
	2018	2017	2018	2017
	(Dollars in Millions)
Actuarial loss (gain)	$13	$(15)	$(4)	$(6)
Deferred taxes	—	—	1	—
Currency/other	—	—	—	6
Reclassification to net income	—	—	(2)	(2)
Divestitures	—	—	—	4
	$13	$(15)	$(5)	$2

Actuarial losses for the year ended December 31, 2018 are primarily related to a decrease in return on assets partially offset by an increase in discount rates. Actuarial losses of $1 million for the non-U.S. retirement plans are expected to be amortized to income during 2019. Actuarial gains and losses are amortized using the 10% corridor approach representing 10% times the greater of plan assets and the projected benefit obligation. Generally, the expected return is determined using a market-related value of assets where gains (losses) are recognized in a systematic manner over five years. For less significant plans, fair value is used.

Benefit payments, which reflect expected future service, are expected to be paid by the Company plans as follows:

	U.S. Plans	Non-U.S. Plans
	(Dollars in Millions)
2019	$40	$5
2020	38	6
2021	38	6
2022	39	7
2023	40	8
Years 2024 - 2028	215	50

During the year ended December 31, 2018, cash contributions to the Company's U.S. defined benefit plans were $1 million and non-U.S. defined benefit pension plans were $7 million. Additionally, the Company expects to make cash contributions to its U.S. defined benefit pension plans of $1 million in 2019. Contributions to non-U.S. defined benefit pension plans are expected to be $6 million during 2019. The Company’s expected 2019 contributions may be revised.

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

The Company’s retirement plan asset allocation as of December 31, 2018 and 2017 and target allocation for 2019 are as follows:

	Target Allocation		Percentage of Plan Assets
	U.S.	Non-U.S.	U.S.		Non-U.S.
	2019	2019	2018	2017	2018	2017
Equity securities	38%	33%	30%	41%	27%	35%
Fixed income	15%	43%	18%	16%	41%	43%
Alternative strategies	46%	14%	51%	42%	19%	12%
Cash	1%	3%	1%	1%	8%	4%
Other	—%	7%	—%	—%	5%	6%
	100%	100%	100%	100%	100%	100%

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

A description of the inputs and valuation techniques used to measure the fair value for each class of plan assets is included in Note 19, "Fair Value Measurements."

Discount Rate for Estimated Service and Interest Cost: The Company uses the spot rate method to estimate the service and interest components of net periodic benefit cost for pension benefits for its U.S. and certain non-U.S. plans. The Company has elected to utilize an approach that discounts individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The discount rate assumption is based on market rates for a hypothetical portfolio of high-quality corporate bonds rated Aa or better with maturities closely matched to the timing of projected benefit payments for each plan at its annual measurement date. The Company used discount rates ranging from .35% to 10.65% to determine its pension and other benefit obligations as of December 31, 2018, including weighted average discount rates of 4.33% for U.S. pension plans, and 3.34% for non-U.S. pension plan.
Defined Contribution Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. Matching contributions for the U.S. defined contribution plan are 100% on the first 6% of pay contributed. The expense related to all matching contributions was approximately $7 million in 2018, $8 million in 2017, and $9 million in 2016.

Other Postretirement Employee Benefit Plans

In Canada, the Company has a financial obligation for the cost of providing other postretirement health care and life insurance benefits to certain of its employees under Company-sponsored plans. These plans generally pay for the cost of health care and life insurance for retirees and dependents, less retiree contributions and co-pays. Other postretirement benefit obligations were $1 million and $2 million as of December 31, 2018 and 2017, respectively.

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

The total recognized and unrecognized stock-based compensation expense is as follows:

	Year Ended December 31			Unrecognized Stock-Based Compensation Expense
	2018	2017	2016	December 31, 2018
	(Dollars in Millions)
Performance based share units	$(2)	$6	$4	$9
Restricted stock units	8	11	6	7
Stock options	2	2	2	1
Total stock-based compensation expense	$8	$19	$12	$17

During 2018, the Company recognized a $10 million benefit on forfeiture of unvested shares due to the settlement of a litigation matter as further described in Note 21, "Commitments and Contingencies."

Performance Based Share Units

The number of PSUs that will vest is based on the Company's achievement of a pre-established relative total shareholder return goal compared to its peer group of companies over a three year period, which may range from 0% to 150% of the target award.

A summary of employee activity for PSUs is provided below:

	PSUs	Weighted Average Grant Date Fair Value

	(In Thousands)
Non-vested as of December 31, 2015	662	$37.92
Granted	82	89.79
Vested	(324)	32.58
Forfeited	(6)	68.70
Non-vested as of December 31, 2016	414	51.94
Granted	78	110.66
Vested	(16)	90.45
Forfeited	(15)	103.72
Non-vested as of December 31, 2017	461	58.76
Granted	87	124.90
Vested	(63)	105.29
Forfeited	(290)	33.85
Non-vested as of December 31, 2018	195	$110.42

The grant date fair value for PSUs was determined using the Monte Carlo valuation model. Unrecognized compensation expense as of December 31, 2018 for PSUs to be settled in shares of the Company's common stock was $9 million for the non-vested portion and will be recognized over the remaining vesting period of approximately 1.8 years. The Company made cash settlement payments of $1 million for PSUs expected to be settled in cash during the years ended December 31, 2018 and 2017. Unrecognized compensation expense as of December 31, 2018 was less than $1 million for the non-vested portion of these awards and will be recognized over the remaining vesting period of approximately 1.7 years.

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

Weighted average assumptions used to estimate the fair value of PSUs granted during the years ended as of December 31, 2018 and 2017 are as follows:

	Year Ended December 31
	2018	2017
Expected volatility	24.1%	23.8%
Risk-free rate	2.33%	1.59%
Expected dividend yield	—%	—%

Restricted Stock Units

The grant date fair value of RSUs is measured as the average of the high and low market price of the Company's common stock as traded on the public stock exchange on the date of grant. These awards generally vest in one-third increments on the grant date anniversary over a three year vesting period.

The Company granted 70,000, 76,000 and 94,000 RSUs, expected to be settled in shares, during the years ended December 31, 2018, 2017 and 2016, respectively, at a weighted average grant date fair value of $123.52, $94.51 and $81.54 per share, respectively. Unrecognized compensation expense as of December 31, 2018 was $7 million for non-vested RSUs and will be recognized over the remaining vesting period of approximately 1.7 years.

The Company granted 23,000 and 18,000 RSUs, expected to be settled in cash, during the years ended December 31, 2017 and 2016, respectively, at weighted average grant date fair values $95.45 and $78.49 per share, respectively. The Company made cash settlement payments of less than $1 million, $1 million and less than $1 million during the years ended December 31, 2018, 2017 and 2016, respectively. Unrecognized compensation expense as of December 31, 2018 was less than $1 million for non-vested RSUs and will be recognized on a weighted average basis over the remaining vesting period of approximately 1.5 years.

A summary of employee activity for RSUs is provided below:

	RSUs	Weighted Average Grant Date Fair Value

Non-vested as of December 31, 2015	86	$84.26
Granted	112	81.05
Vested	(17)	90.45
Forfeited	(11)	79.11
Non-vested as of December 31, 2016	170	83.30
Granted	99	94.73
Vested	(29)	83.46
Forfeited	(10)	83.66
Non-vested as of December 31, 2017	230	87.09
Granted	70	123.52
Vested	(102)	96.34
Forfeited	(34)	61.69
Non-vested as of December 31, 2018	164	$105.24

Additionally, as of December 31, 2018, the Company has 55,000 outstanding RSUs awarded at a weighted average grant date fair value of $125.10 under the Non-Employee Director Stock Unit Plan which vest immediately but are not stock settled until the participant terminates service.

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

The Company received payments of $3 million, $2 million and less than $1 million related to the exercise of stock options with total intrinsic value of options exercised of $2 million, $1 million and less than $1 million during the years ended December 31, 2018, 2017 and 2016, respectively. Unrecognized compensation expense for non-vested Stock Options and SARs as of December 31, 2018 was approximately $1 million and less than $1 million, respectively, and are expected to be recognized over a weighted average period of 1.5 years and 1.0 years, respectively.

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

Weighted average assumptions used to estimate the fair value of awards granted during the years ended December 31, 2018, 2017 and 2016 are as follows:

	Stock Options			SARs
	2018	2017	2016	2018	2017	2016
Expected term (in years)	5.00	5.00	5.00	—	5.00	4.50
Expected volatility	22.95%	27.31%	36.84%	—%	27.31%	34.65%
Risk-free interest rate	2.58%	2.03%	1.37%	—%	2.03%	1.83%

A summary of employee activity for Stock Options and SARs is provided below:

	Stock Options	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
	(In Thousands)		(In Thousands)
December 31, 2015	48	$59.41	15	$44.36
Granted	96	73.02	2	78.24
Exercised	(6)	57.46	(3)	31.28
Forfeited or expired	(23)	72.01	(1)	59.59
December 31, 2016	115	68.37	13	51.10
Granted	84	94.77	2	94.77
Exercised	(26)	65.79	(7)	44.33
Forfeited or expired	(7)	77.36	—	59.59
December 31, 2017	166	81.72	8	69.21
Granted	78	124.35	—	—
Exercised	(31)	68.02	(1)	51.25
December 31, 2018	213	$99.36	7	$72.84

Exercisable at December 31, 2018	57	$80.39	5	$64.23

	Stock Options and SARs Outstanding
Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price
	(In Thousands)	(In Years)
$10.00 - $60.00	9	3.0	$50.11
$60.01 - $80.00	51	4.3	$73.06
$80.01 - $100.00	82	5.3	$96.51
$100.01 - $130.00	78	6.3	$124.35
	220

Tables above are reflective of the modified exercise price for stock options and SARs due to the special distribution of $43.40 in January 2016, where applicable.

NOTE 16. Income Taxes
Income Tax Provision
Details of the Company's income tax provision from continuing operations are provided in the table below:

	Year Ended December 31
	2018	2017	2016
	(Dollars in Millions)
Income (Loss) Before Income Taxes: (a)
U.S	$76	$84	$41
Non-U.S	127	132	118
Total income before income taxes	$203	$216	$159
Current Tax Provision:
U.S. federal	$—	$—	$(11)
Non-U.S	42	42	54
Total current tax provision	42	42	43
Deferred Tax Provision (Benefit):
Non-U.S	1	6	(13)
Total deferred tax provision (benefit)	1	6	(13)
Provision for income taxes	$43	$48	$30

(a) Income (loss) before income taxes excludes equity in net income of non-consolidated affiliates.

A summary of the differences between the provision for income taxes calculated at the U.S. statutory tax rate of 21% for 2018 and 35% for 2017 and 2016 and the consolidated income tax provision from continuing operations is shown below:

	Year Ended December 31
	2018	2017	2016
	(Dollars in Millions)
Tax provision (benefit) at U.S. statutory rate of 21% for 2018 and 35% for 2017 and 2016	$43	$76	$56
Impact of foreign operations	16	(5)	(26)
Non-U.S withholding taxes	14	15	13
Tax holidays in foreign operations	(5)	(7)	(7)
State and local income taxes	3	(1)	(1)
Tax reserve adjustments	(6)	(14)	5
Change in valuation allowance	(81)	(270)	25
Impact of U.S. tax reform	33	250	—
Impact of tax law change	35	5	26
Worthless stock deduction	—	—	(58)
Research credits	(5)	(1)	(3)
Other	(4)	—	—
Provision for income taxes	$43	$48	$30

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the migration from a worldwide tax system to a territorial system, which institutes a dividends received deduction for foreign earnings with a one-time transition tax on cumulative post-1986 foreign earnings, a modification of the characterization and treatment of certain intercompany transactions and the creation of a new U.S. corporate minimum tax on certain earnings of foreign subsidiaries. As of December 31, 2017, the Company calculated its best estimate of the impact of the Act in its year-end income tax provision in accordance with the guidance available as described below. In accordance with Staff Accounting Bulletin 118 ("SAB 118"), income tax effects of the Act were refined upon obtaining, preparing, and analyzing additional information during the measurement period. At December 31, 2018, the Company had completed its accounting for the tax effects of the Act summarized as follows:

•
As a result of the Act, the Company remeasured its U.S. federal deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future. The Company recorded a cumulative income tax charge of $267 million (less than $1 million income tax charge in 2018 and $267 million income tax charge in 2017); the impact of which was entirely offset by a corresponding income tax benefit associated with a reduction in the U.S. valuation allowance in those years.

•
The Act requires a mandatory deemed repatriation of post-1986 undistributed foreign earnings, which results in a one-    time transition tax. The Company recorded a cumulative charge of $52 million ($33 million in 2018 and $19 million charge in 2017) related to the one-time transition tax, which was partially offset by the $36 million reversal of the Company’s existing deferred tax liability (net of foreign tax credits) associated with repatriation of unremitted foreign earnings. The cumulative $16 million income tax charge was entirely offset by a corresponding income tax benefit associated with a reduction in the U.S. valuation allowance in those years.

•
For tax years beginning after December 31, 2017, the Act introduces new provisions for U.S. taxation of certain global intangible low-taxed income (“GILTI”). The Company has made the policy election to record any liability associated with GILTI in the period in which it is incurred.

Other items impacting the Company’s 2018 effective tax rate include the unfavorable impact of foreign operations of $16 million which reflects a $8 million unfavorable variance due to income taxes on foreign earnings taxed at rates higher than the U.S. statutory rate and $8 million related to U.S. income taxes in connection with GILTI and Subpart F inclusions, net of foreign tax credits, excluding the transition tax on the deemed repatriation of foreign earnings described above, entirely offset by a corresponding $8 million decrease in the U.S. valuation allowance. Tax reserve adjustments of $6 million primarily reflects the favorable audit developments in connection with uncertain tax positions related to goodwill tax amortization at an affiliate in Asia. The $35 million unfavorable impact of tax law change in 2018 (excluding the Act) reflects the reduction in deferred tax assets, including net operating loss carryforwards, primarily attributable to the reduction in the corporate income tax rate in France, which was entirely offset by the related valuation allowance.

Other items impacting the Company’s 2017 effective tax rate include the favorable impact of foreign operations of $5 million which includes a $34 million favorable variance due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate partially offset by $29 million related to U.S. income taxes in connection with repatriation of earnings, excluding the transition tax on the deemed repatriation of foreign earnings described above, entirely offset by a corresponding $29 million decrease in the U.S. valuation allowance. Tax reserve adjustments of $14 million primarily reflects the $16 million decrease in uncertain tax benefits in connection with the Internal Revenue Service completing its audit during the first quarter of 2017 which was fully offset by the U.S. valuation allowance, while adverse tax reserve adjustments of $2 million related to various matters in the U.S. and India for which the uncertainty is expected to be resolved while a full valuation allowance is maintained, and thus, are entirely offset by a corresponding reduction in the valuation allowance. The $5 million unfavorable impact of tax law change in 2017 (excluding the Act) reflects the reduction in deferred tax assets, including net operating loss carryforwards, primarily attributable to the reduction in the corporate income tax rates in France and Argentina, which were entirely offset by the related valuation allowances in those jurisdictions.
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

Deferred Income Taxes and Valuation Allowances
The Company recorded deferred tax liabilities, net of valuation allowances, for U.S. and non-U.S. income taxes and non-U.S. withholding taxes of approximately $21 million and $19 million as of December 31, 2018 and 2017, respectively; on the undistributed earnings of certain consolidated and unconsolidated foreign affiliates as such earnings are intended to be repatriated in the foreseeable future. The amount the Company expects to repatriate is based upon a variety of factors including current year earnings of the foreign affiliates, foreign investment needs and the cash flow needs the Company has in the U.S. and this practice has not changed following incurring the transition tax under the Act. The Company has not provided for deferred income taxes or foreign withholding taxes on the remainder of undistributed earnings from consolidated foreign affiliates because such earnings are considered to be permanently reinvested. It is not practicable to determine the amount of deferred tax liability on such earnings as the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.
The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, tax planning strategies and projected future impacts attributable to the Act. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses, in particular, when there is a cumulative loss incurred over a three-year period. However, the three-year loss position is not solely determinative and, accordingly, management considers all other available positive and negative evidence in its analysis. In regards to the full valuation allowance recorded against the U.S. net deferred tax assets, despite recent improvement in the U.S. financial results, management concluded that the weight of negative evidence continues to outweigh the positive evidence, in part attributable to relative uncertainty surrounding global production volumes in 2019 and later years. Additionally, the Company has made a policy election to apply the incremental cash tax savings approach when analyzing the impact GILTI could have on its U.S. valuation allowance assessment. As a result of future expected GILTI inclusions, and because of the Act’s ordering rules, U.S. companies may now expect to utilize tax attribute carryforwards (e.g. net operating losses and foreign tax credits) for which a valuation allowance has historically been recorded (this is referred to as the “tax law ordering approach”). However, due to the mechanics of the GILTI rules, companies that have a GILTI inclusion may realize a reduced (or no) cash tax savings from utilizing such tax attribute carryforwards (this view is referred to as the “incremental cash tax savings approach”). These positions, along with management’s analysis of all other available evidence, resulted in the conclusion that the Company maintain the valuation allowance against deferred tax assets in the U.S. Based on the Company’s current assessment, it is possible that within the next 12 to 24 months, the existing valuation allowance against the U.S. net deferred tax assets could be partially released. Any such release is dependent upon the sustained improvement in U.S. operating results, and, if such a release of the valuation allowance were to occur, it could have a significant impact on net income in the quarter in which it is deemed appropriate to partially release the reserve.

The components of deferred income tax assets and liabilities are as follows:

	December 31
	2018	2017
	(Dollars in Millions)
Deferred Tax Assets:
Employee benefit plans	$64	$74
Capitalized expenditures for tax reporting	3	3
Net operating losses and credit carryforwards	1,090	1,178
Fixed assets and intangibles	9	10
Restructuring	8	7
Inventory	9	7
Deferred income	5	9
Warranty	10	13
Other	57	39
Valuation allowance	(1,144)	(1,242)
Total deferred tax assets	$111	$98
Deferred Tax Liabilities:
Fixed assets and intangibles	$17	$15
Outside basis investment differences, including withholding tax	57	54
All other	15	6
Total deferred tax liabilities	$89	$75
Net deferred tax assets (liabilities)	$22	$23
Consolidated Balance Sheet Classification:
Other non-current assets	45	46
Deferred tax liabilities non-current	23	23
Net deferred tax assets (liabilities)	$22	$23

At December 31, 2018, the Company had available non-U.S. net operating loss carryforwards and capital loss carryforwards of $1.5 billion and$20 million, respectively, which have carryforward periods ranging from 5 years to indefinite. The Company had available U.S. federal net operating loss carryforwards of $1.4 billion at December 31, 2018, which will expire at various dates between 2028 and 2030. U.S. foreign tax credit carryforwards are $374 million at December 31, 2018. These credits will begin to expire in 2020. U.S. research tax credit carryforwards are $19 million at December 31, 2018. These credits will begin to expire in 2030. The Company had available tax-effected U.S. state operating loss carryforwards of $30 million at December 31, 2018, which will expire at various dates between 2019 and 2038.

In connection with the Company's emergence from bankruptcy and resulting change in ownership on the Effective Date, an annual limitation was imposed on the utilization of U.S. net operating losses, U.S. credit carryforwards and certain U.S. built-in losses (collectively referred to as “tax attributes”) under Internal Revenue Code (“IRC”) Sections 382 and 383. The collective limitation is approximately $120 million per year on tax attributes in existence at the date of change in ownership. Additionally, the Company has approximately $374 million of U.S. foreign tax credits that are not subject to any current limitation since they were realized after the Effective Date.
As of December 31, 2018, valuation allowances totaling $1.1 billion have been recorded against the Company’s deferred tax assets. Of this amount, $764 million relates to the Company’s deferred tax assets in the U.S. and $380 million relates to deferred tax assets in certain foreign jurisdictions, primarily Germany and France.

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

Gross unrecognized tax benefits at December 31, 2018 and 2017 were $10 million and $18 million, respectively. Of these amounts, approximately $4 million and $9 million, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at December 31, 2018 and 2017 were $2 million and $3 million, respectively.

During 2018, there were several items that impacted the Company’s unrecognized tax benefits resulting in a $10 million net reduction in income tax expense, inclusive of interest and penalties, of which $6 million and $4 million of income tax benefits were reflected in continuing operations and discontinued operations, respectively. The $6 million income tax benefit in continuing operations primarily reflects the favorable audit developments in connection with uncertain tax positions related to goodwill tax amortization at an affiliate in Asia. The $4 million income tax benefit in discontinued operations relates to expiring statutes in connection with former climate operations in Europe.
During 2017, there were several items that impacted the Company’s unrecognized tax benefits resulting in a $2 million net reduction in income tax expense, inclusive of interest and penalties, which was substantially reflected in discontinued operations. During 2017, the IRS completed the audit of the Company's U.S. tax returns for the 2012 and 2013 tax years. The closing of the audit did not have a material impact on the Company's effective tax rate due to the valuation allowances maintained against the Company's U.S. tax attributes resulting in a decrease in unrecognized tax benefits of $16 million. Also during 2017, the Company settled tax assessments for $2 million related to audits in Mexico and for $1 million related to audits in Spain and France in connection with the Company’s former operations in those jurisdictions.

With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2014 or state, local, or non-U.S. income tax examinations for years before 2003 although U.S. net operating losses and other tax attributes carried forward into open tax years technically remain open to adjustment. During the first quarter of 2018, the IRS informed the Company that the 2016 tax year would be added to the ongoing examination of the Company’s U.S. tax returns for 2014 and 2015. Although it is not possible to predict the timing of the resolution of all other ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in Europe, Asia, and Mexico could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) in the amount of $6 million is included in Other non-current liabilities on the consolidated balance sheet.
A reconciliation of the beginning and ending amount of unrecognized tax benefits including amounts attributable to discontinued operations is as follows:

	Year Ended December 31
	2018	2017
	(Dollars in Millions)
Beginning balance	$18	$35
Tax positions related to current period
Additions	—	3
Tax positions related to prior periods
Reductions	(4)	(18)
Settlements with tax authorities	—	(3)
Lapses in statute of limitations	(4)	—
Effect of exchange rate changes	—	1
Ending balance	$10	$18

During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) related to the sale of its chassis business to a third party, which required a deposit in the amount of $14 million during 2013 necessary to open a judicial proceeding against the government in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities after attempts to reopen an appeal of the administrative decision failed. Adjusted for currency impacts and accrued interest, the deposit amount is approximately $14 million, as of December 31, 2018. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments, as well as income tax refund claims associated with other jurisdictions, total $18 million as of December 31, 2018, and are included in Other non-current assets on the consolidated balance sheet.

NOTE 17. Stockholders’ Equity and Non-controlling Interests

Share Repurchase Program

In 2016, Visteon entered into stock repurchase programs with a third-party financial institution to purchase shares of common stock for an aggregate purchase price of $500 million. Under these programs, Visteon purchased 7,190,506 shares at an average price of $69.48.

In 2017 the Company entered various stock repurchase programs to purchase shares of common stock for an aggregate purchase price of $200 million. Under these programs the Company purchased 1,978,144 shares at an average price of $101.10.

In 2018, the Company entered into various programs with third-party financial institutions to purchase an aggregate amount of $300 million of the Company's common stock as further described below:

•
On March 6, 2018 the Company entered into an accelerated stock buyback ("ASB") program with a third-party financial institution to purchase shares of Visteon common stock for an aggregate purchase price of $150 million with an initial delivery on March 7, 2018. The program concluded on July 20, 2018, in total the Company purchased 1,218,372 shares at an average price of $123.12 under this ASB program.

•
During 2018 the Company entered into various share repurchase programs to purchase shares of the Company's common stock for an aggregate purchase price of $150 million. Under these programs the Company purchased 1,587,159 shares at an average price of $94.49.

As of December 31, 2018, $400 million of the authorization remains outstanding through 2020. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other considerations.

Treasury Stock

As of December 31, 2018 and 2017, the Company held 26,817,543 and 24,141,088 shares of common stock in treasury for use in satisfying obligations under employee incentive compensation arrangements. The Company values shares of common stock held in treasury at cost.

Non-Controlling Interests

Non-controlling interests in the Visteon Corporation economic entity are as follows:

	December 31
	2018	2017
	(Dollars in Millions)
Yanfeng Visteon Automotive Electronics Co., Ltd.	$56	$77
Shanghai Visteon Automotive Electronics Co., Ltd.	43	44
Changchun Visteon FAWAY Automotive Electronics Co., Ltd.	15	—
Other	3	3
Total non-controlling interests	$117	$124

Stock Warrants

In October 2010, the Company issued ten year warrants expiring October 1, 2020 at an exercise price of $9.66 per share. As of December 31, 2018, 2017, and 2016 there are 909 warrants outstanding. The warrants may be net share settled and are recorded as permanent equity in the Company’s consolidated balance sheets. These warrants were valued at $15.00 per share on the October 1, 2010 issue date using the Black-Scholes option pricing model.

Pursuant to the Ten Year Warrant Agreement, the original exercise price of $9.66 for the ten year warrants is subject to adjustment as a result of the special distribution of $43.40 per share to shareholders at the beginning of 2016. The new exercise price for each of the remaining 909 ten year warrants outstanding as of December 31, 2018 is reduced to a nominal $0.01 and each warrant is entitled to approximately 1.3 shares of stock upon exercise based on share price as of December 31, 2018.

Restricted Net Assets

Restricted net assets related to the Company’s consolidated subsidiaries were approximately $177 million and $179 million, respectively as of December 31, 2018 and 2017. Restricted net assets of consolidated subsidiaries are attributable to the Company’s consolidated joint ventures in China, where certain regulatory requirements and governmental restraints result in significant restrictions on the Company’s consolidated subsidiaries ability to transfer funds to the Company.

Accumulated Other Comprehensive Income (Loss)

Changes in AOCI and reclassifications out of AOCI by component includes:

	Year Ended December 31
	2018	2017
	(Dollars in Millions)
Changes in AOCI:
Beginning balance	$(174)	$(233)
Other comprehensive income (loss) before reclassification, net of tax	(42)	49
Amounts reclassified from AOCI	—	5
Divestitures	—	5
Ending balance	$(216)	$(174)
Changes in AOCI by component:
Foreign currency translation adjustments
Beginning balance	$(100)	$(163)
Other comprehensive income (loss) before reclassification (a)	(42)	62
Divestitures (b)	—	1
Ending balance	(142)	(100)
Net investment hedge
Beginning balance	(12)	10
Other comprehensive income (loss) before reclassification (a)	9	(22)
Amounts reclassified from AOCI (c)	(2)	—
Ending balance	(5)	(12)
Benefit plans
Beginning balance	(63)	(75)
Other comprehensive income (loss) before reclassification, net of tax (d)	(10)	10
Amounts reclassified from AOCI	2	(2)
Divestitures (b)	—	4
Ending balance	(71)	(63)
Unrealized hedging gain (loss)
Beginning balance	1	(5)
Other comprehensive income (loss) before reclassification, net of tax (e)	1	(1)
Amounts reclassified from AOCI (f)	—	7
Ending balance	2	1
AOCI ending balance	$(216)	$(174)
(a) There were no income tax effects for either period due to the valuation allowance.
(b) Amounts are included in "Loss on divestiture" within the consolidated statements of operations.
(c) Amounts are included in "Interest expense" within the consolidated statements of operations.
(d) Amount included in the computation of net periodic pension cost. (See Note 14 Employee benefit plans for additional details.) Net of tax expense of $1 million related to benefit plans for the years ended December 31, 2018 and 2017.
(e) Net tax expense of less than a $1 million and $1 million million are related to unrealized hedging gain (loss) for the years ended December 31, 2018 and December 31, 2017, respectively.
(f) Amounts are included in "Cost of sales" and "Interest Expense, net" within the consolidated statements of operations.

NOTE 18. Earnings (Loss) Per Share
A summary of information used to compute basic and diluted earnings (loss) per share attributable to Visteon is as follows:

	Year Ended December 31
	2018	2017	2016
	(In Millions, Except Per Share Amounts)
Numerator:
Net income from continuing operations attributable to Visteon	$163	$159	$115
Net income (loss) from discontinued operations attributable to Visteon	1	17	(40)
Net income attributable to Visteon	$164	$176	$75
Denominator:
Average common stock outstanding - basic	29.5	31.6	35.0
Dilutive effect of performance based share units and other	0.2	0.6	0.4
Diluted shares	29.7	32.2	35.4

Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon:
Continuing operations	$5.53	$5.03	$3.28
Discontinued operations	0.03	0.54	(1.14)
	$5.56	$5.57	$2.14
Diluted earnings (loss) per share attributable to Visteon:
Continuing operations	$5.49	$4.94	$3.25
Discontinued operations	0.03	0.53	(1.13)
	$5.52	$5.47	$2.12

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
The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis are as follows:

	December 31, 2018
	Level 1	Level 2	Level 3	NAV	Total
	(Dollars in Millions)
Asset Category:
Retirement plan assets	$112	$271	$14	$370	$767
Foreign currency instruments	$—	$1	$—	$—	$1
Liability Category:
Foreign currency instruments	$—	$16	$—	$—	$16
Interest rate swaps	$—	$2	$—	$—	$2

	December 31, 2017
	Level 1	Level 2	Level 3	NAV	Total
	(Dollars in Millions)
Asset Category:
Retirement plan assets	$139	$366	$13	$349	$867
Interest rate swaps	$—	$1	$—	$—	$1
Liability Category:
Foreign currency instruments	$—	$25	$—	$—	$25

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

•
Limited partnerships and hedge funds represent investment vehicles with underlying exposures in alternative credit, hedge and diversifying strategies (including hedge fund of funds), real assets, and certain equity exposures. The underlying assets in these funds may include securities transacted in active markets as well as other assets that have values less readily observable and may require valuation techniques that require inputs that are not readily observable. Investment in these funds may be subject to a specific notice period prior to the intended transaction date. In addition, transactions in these funds may require longer settlement terms than traditional mutual funds. These assets are valued based on their respective NAV as a practical expedient to estimate fair value due to the absence of readily available market prices.

•	Insurance contracts are reported at cash surrender value and have significant unobservable inputs and are categorized as Level 3.

The fair values of the Company’s U.S. retirement plan assets are as follows:

	December 31, 2018
Asset Category	Level 1	Level 2	NAV	Total
	(Dollars in Millions)
Registered investment companies	$3	$—	$—	$3
Common and preferred stocks	22	—	—	22
Common trust funds	—	100	127	227
LDI	—	104	—	104
Limited partnerships and hedge funds	—	—	205	205
Cash and cash equivalents	—	6	—	6
Total	$25	$210	$332	$567

	December 31, 2017
Asset Category	Level 1	Level 2	NAV	Total
	(Dollars in Millions)
Registered investment companies	$3	$—	$—	$3
Common trust funds	—	185	94	279
LDI	—	103	—	103
Common and preferred stock	27	—	—	27
Limited partnerships and hedge funds	—	—	226	226
Cash and cash equivalents	—	9	—	9
Total	$30	$297	$320	$647

The fair values of the Company’s Non-U.S. retirement plan assets are as follows:

	December 31, 2018
Asset Category	Level 1	Level 2	Level 3	NAV	Total
	(Dollars in Millions)
Registered investment companies	$29	$17	$—	$—	$46
Treasury and government securities	50	24	—	—	74
Cash and cash equivalents	6	—	—	—	6
Corporate debt securities	—	3	—	—	3
Common and preferred stock	2	—	—	—	2
Common trust funds	—	22	—	21	43
Limited partnerships	—	—	—	17	17
Insurance contracts	—	—	14	—	14
Derivative instruments	—	(5)	—	—	(5)
Total	$87	$61	$14	$38	$200

	December 31, 2017
Asset Category	Level 1	Level 2	Level 3	NAV	Total
	(Dollars in Millions)
Registered investment companies	$52	$18	$—	$—	$70
Treasury and government securities	45	24	—	—	69
Cash and cash equivalents	7	—	—	—	7
Corporate debt securities	3	4	—	—	7
Common and preferred stock	2	—	—	—	2
Common trust funds	—	20	—	14	34
Limited partnerships	—	—	—	15	15
Insurance contracts	—	—	13	—	13
Derivative instruments	—	3	—	—	3
Total	$109	$69	$13	$29	$220

Fair value measurements which used significant unobservable inputs are as follows:

Insurance Contracts
(Dollars in Millions)
December 31, 2015	$10
Purchases, sales and settlements	1
December 31, 2016	$11
Return on assets held at the reporting date, including currency impacts	1
Purchases	1
December 31, 2017	$13
Purchases	1
December 31, 2018	$14

Items Measured at Fair Value on a Non-recurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. As further described in Note 3, "Business Acquisitions", the Company utilized a third party to assist in the fair value determination of the purchase price allocation for the VFAE Acquisition and the AllGo Acquisition. Management’s allocation of fair values to asset and liabilities was completed through a combination of cost, market and income approaches. These fair value measurements are classified within Level 3 of the fair value hierarchy. As further described in Note 4, "Divestitures", the fair value of the assets subject to the France Transaction was less than carrying value and therefore, the long-lived assets were reduced to zero and impairment charges of $13 million were recorded in the year ended December 31, 2017.
Fair Value of Debt
The fair value of debt, excluding amounts classified as held for sale, was approximately $388 million and $401 million as of December 31, 2018 and 2017, respectively. Fair value estimates were based on quoted market prices or current rates for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt is classified as Level 1 "Market Prices," and Level 2 "Other Observable Inputs" in the fair value hierarchy, respectively.
Equity Investment
In the fourth quarter of 2018, the Company made an equity investment of $1 million in a private radar imaging firm for an ownership interest of 12.5%, which is accounted for in accordance with ASU 2016-01, as described in Note 2, "Summary of Significant Accounting Policies." This investment does not have a readily determinable fair value and is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer.
During the year ended December 31, 2018, there were no material transactions, events or changes in circumstances requiring an impairment or an observable price change adjustment to the investment. The Company continues to monitor this investment to identify potential transactions which may indicate an impairment or an observable price change requiring an adjustment to its carrying value.
NOTE 20. Financial Instruments
The Company is exposed to various market risks including, but not limited to, changes in foreign currency exchange rates and market interest rates. The Company manages these risks, in part, through the use of derivative financial instruments. The maximum length of time over which the Company hedges the variability in the future cash flows for forecast transactions, excluding those forecast transactions related to the payment of variable interest on existing debt, is up to eighteen months from the date of the forecast transaction. The maximum length of time over which the Company hedges forecast transactions related to the payment of variable interest on existing debt is the term of the underlying debt. The use of derivative financial instruments creates exposure to credit loss in the event of nonperformance by the counter-party to the derivative financial instruments. The Company limits this exposure by entering into agreements including master netting arrangements directly with a variety of major financial institutions with high credit standards that are expected to fully satisfy their obligations under the contracts. Additionally, the Company’s ability to utilize derivatives to manage risks is dependent on credit and market conditions. The Company presents its derivative positions and any related material collateral under master netting arrangements that provide for the net settlement of contracts, by counterparty, in the event of default or termination. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s consolidated balance sheets at fair value. The Company is not required to maintain cash collateral with its counterparties in relation to derivative transactions.
Accounting for Derivative Financial Instruments
The Company formally designates and documents, at inception, the financial instrument as a hedge of a specific underlying exposure, as well as the risk management objectives and strategies for undertaking the hedge transaction, including designation of the instrument as a fair value hedge, a cash flow hedge or a hedge of a net investment in a foreign operation. Additionally, at inception and at least quarterly thereafter, the Company formally assesses whether the financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure.

Derivative financial instruments are measured at fair value on a recurring basis under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying and non-performance risk.
For a designated cash flow hedge, the effective portion of the change in the fair value of the derivative instrument is recorded in AOCI in the consolidated balance sheet. When the underlying hedged transaction is realized, the gain or loss previously included in AOCI is recorded in earnings and reflected in the consolidated statement of operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. The gain or loss associated with changes in the fair value of undesignated cash flow hedges are recorded immediately in the consolidated statement of operations, on the same line as the associated risk. For a designated net investment hedge, the effective portion of the change in the fair value of the derivative instrument is recorded as a cumulative translation adjustment in AOCI in the consolidated balance sheet. Derivatives not designated as a hedge are adjusted to fair value through operating results. Cash flows associated with designated hedges are reported in the same category as the underlying hedged item. Cash flows associated with derivatives are reported in net cash provided from operating activities in the Company’s consolidated statements of cash flows except for cash flows associated with net investment hedges, which are reported in net cash used by investing activities.
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
The Company had foreign currency hedge economic derivative instruments, with notional amounts of approximately $23 million as of December 31, 2018 and foreign currency hedge derivative instruments with notional amounts of approximately $119 million of which $101 million was designated as cash flow hedges as of December 31, 2017 with the effective portion of the gain or loss reported in the "AOCI" component of Shareholders' equity in the Company's consolidated balance sheet. There was no ineffectiveness associated with such designated derivatives, and the fair value of all derivatives was an asset of less than $1 million and a liability of $2 million as of December 31, 2018 and 2017, respectively. The difference between the gross amounts recognized and the gross amounts subject to offsetting of these derivatives is not material.
At December 31, 2017, the Company had cross currency swaps intended to mitigate the variability of the value of the Company's investment in certain European subsidiaries with an aggregate notional value of $150 million, designated as net investment hedges under the forward method of effectiveness assessment. The aggregate fair value was a non-current liability, net of $23 million at December 31, 2017.
In connection with the Company's early adoption of ASU 2017-12, on March 29, 2018 the Company re-designated the hedging relationships of its existing cross currency swaps as net investment hedges of certain of the Company's European affiliates. Upon its adoption of the new standard, the Company elected to change the method of hedge effectiveness from the forward rate to the spot method.
On May 30, 2018, concurrent with the fourth amendment of its Credit Agreement, the Company elected to de-designate its net investment hedge relationships and modify its existing cross currency swaps to more closely align with certain terms of the amended facility. The amended swaps are designated as net investment hedges of the Company's investments in certain European affiliates. These existing off-market swap transactions had an aggregate liability fair value of approximately $22 million at the time of designation as net investment hedges. At inception of the hedge relationship the amount of excluded component related to the off-market swap transactions was $3 million. This amount is amortized into earnings on a straight-line basis through expiration of the swaps in August 2022. Additionally, on May 30, 2018, the Company executed an incremental $50 million in notional value of cross currency swaps which are also designated as net investment hedges of certain of its European affiliates.

In October 2018, the Company executed an incremental $50 million in notional value cross currency swap transaction that is designated as net investment hedges of its Japanese subsidiary.
The Company uses the spot method to assess the effectiveness of its net investment hedge transactions. Accordingly, the effective portion of periodic changes in the fair value of the designated cross currency swaps are recorded to other comprehensive income. At December 31, 2018, the Company's outstanding cross currency swaps, maturing in August 2022, with an aggregate notional value of $250 million and aggregate fair value of $16 million is classified in other non-current liabilities. The amount of accumulated other income expected to be reclassified into earnings within the next 12 months is approximately $7 million.
Interest Rate Risk: The Company is subject to interest rate risk principally in relation to its outstanding variable-rate debt. The Company uses derivative financial instruments to manage exposure to fluctuations in interest rates in connection with its risk management policies.
At December 31, 2017, the Company had an aggregate notional value of $150 million of interest rate swaps intended to mitigate the variability of interest expense related to the floating rate debt under the Term Facility. There was no ineffectiveness associated with these derivatives and the fair value was an asset of $1 million as of December 31, 2017. On May 30, 2018, concurrent with the amendment of its Term Facility, the Company terminated the interest rate swaps and received $4 million of proceeds upon settlement. Simultaneously, the Company executed interest rate swaps with an aggregate notional value of $200 million to effectively convert designated floating rate interest payments to fixed cash flows. On July 17, 2018, the Company executed an incremental interest rate swap transaction with a notional value of $50 million.
These swaps mature in August 2022 and do not exceed the underlying floating rate debt obligations under the amended Term Facility. The instruments are designated as cash flow hedges, accordingly, the effective portion of the periodic changes in the fair value of the swap transactions are recognized in accumulated other comprehensive income, a component of shareholders' equity. Amounts initially reported to accumulated other comprehensive income are reclassified to income in the period during which the hedged cash flow impacts earnings. At December 31, 2018, the Company had outstanding interest rate swaps with aggregate notional values of $250 million. The aggregate fair value of these instruments recorded as other non-current liabilities approximately $2 million liability. The amount of accumulated other loss expected to be reclassified into earnings within the next 12 months is less than $1 million.
Financial Statement Presentation
Gains and losses on derivative financial instruments for the years ended December 31, 2018 and 2017 are as follows:

	Amount of Gain (Loss)
	Recorded Income (Loss) in AOCI, net of tax		Reclassified from AOCI into Income (Loss)		Recorded in Income (Loss)
	2018	2017	2018	2017	2018	2017
	(Dollars in Millions)
Foreign currency risk – Cost of sales:
Cash flow hedges	$—	$(2)	$1	$(6)	$—	$—
Non-designated cash flow hedges	—	—	—	—	2	2
Interest rate risk - Interest expense, net:
Net investment hedges	9	(22)	2	—	—	—
Interest rate swap	1	1	(1)	(1)	—	—
	$10	$(23)	$2	$(7)	$2	$2

Concentrations of Credit Risk

Financial instruments including cash equivalents, derivative contracts, and accounts receivable, expose the Company to counter-party credit risk for non-performance. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantially investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counter-party and through monitoring counter-party credit risks. The Company’s concentration of credit risk related to derivative contracts as of December 31, 2018 and 2017 is not material.

The following is a summary of the percentage of sales and accounts receivable from the Company's largest ultimate customers:

	Percentage of Total Net Sales			Percentage of Total Accounts Receivable
	December 31,			December 31, 2018	December 31, 2017
	2018	2017	2016
Ford	26%	28%	30%	14%	14%
Mazda	18%	17%	17%	9%	10%
Renault/Nissan	12%	14%	15%	11%	10%

NOTE 21. Commitments and Contingencies
Litigation and Claims
In 2003, the Local Development Finance Authority of the Charter Township of Van Buren, Michigan issued approximately $28 million in bonds finally maturing in 2032, the proceeds of which were used at least in part to assist in the development of the Company’s U.S. headquarters located in the Township. During January 2010, the Company and the Township entered into a settlement agreement that, among other things, reduced the taxable value of the headquarters property to current market value. The Settlement Agreement also provided that the Company would negotiate in good faith with the Township in the event that property tax payments were inadequate to permit the Township to meet its payment obligations with respect to the bonds. In September 2013, the Township notified the Company that it is estimating a shortfall in tax revenues of between $25 million and $36 million, which could render it unable to satisfy its payment obligations under the bonds. On May 12, 2015, the Township commenced litigation with regard to the foregoing. The Township sought damages or, alternatively, declaratory judgment that, among other things, the Company is responsible under the Settlement Agreement for payment of any shortfall in the bond debt service payments. On February 2, 2016, the trial court dismissed the Township’s lawsuit without prejudice on the basis that the Township’s claims were not ripe for adjudication. The appeals court affirmed the dismissal of the Township’s lawsuit. The Township has sought leave to appeal from the Michigan Supreme Court, which directed supplemental briefing and oral argument “on whether to grant the application or take other action.” The parties filed supplemental briefs and oral argument was held on October 9, 2018.  The Supreme Court has not yet issued a ruling. The Company is not able to estimate the possible loss or range of loss in connection with this matter.
The dispute between the Company and its former President and Chief Executive Officer, Timothy D. Leuliette, was resolved in the first quarter of 2018. Pursuant to the resolution, the Company recognized $17 million of pre-tax income, representing the forfeiture of stock based awards and release of other liabilities accrued during prior periods. The benefit is classified as a reduction to selling, general and administrative expenses of $10 million, a benefit to "Other income (expense), net" of $4 million, and a benefit to discontinued operations of $3 million.
In November 2013, the Company and Halla Visteon Visteon Climate Corporation ("HVCC"), jointly filed an Initial Notice of Voluntary Self-Disclosure statement with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) regarding certain sales of automotive HVAC components by a minority-owned, Chinese joint venture of HVCC into Iran. The Company updated that notice in December 2013, and subsequently filed a voluntary self-disclosure regarding these sales with OFAC in March 2014. In May 2014, the Company voluntarily filed a supplementary self-disclosure identifying additional sales of automotive HVAC components by the Chinese joint venture, as well as similar sales involving an HVCC subsidiary in China, totaling approximately $12 million, and filed a final voluntary-self disclosure with OFAC on October 17, 2014. OFAC is currently reviewing the results of the Company’s investigation. Following that review, OFAC may conclude that the disclosed sales resulted in violations of U.S. economic sanctions laws and warrant the imposition of civil penalties, such as fines, limitations on the Company's ability to export products from the United States, and/or referral for further investigation by the U.S. Department of Justice. Any such fines or restrictions may be material to the Company’s financial results in the period in which they are imposed, but is not able to estimate the possible loss or range of loss in connection with this matter. Additionally, disclosure of this conduct and any fines or other action relating to this conduct could harm the Company’s reputation and have a material adverse effect on our business, operating results and financial condition. The Company cannot predict when OFAC will conclude its own review of our voluntary self-disclosures or whether it may impose any of the potential penalties described above.
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of December 31, 2018, the Company maintained accruals of approximately $13 million for claims aggregating approximately $99 million in Brazil. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
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

The following table provides a reconciliation of changes in the product warranty and recall claims liability:

	Year Ended December 31
	2018	2017
	(Dollars in Millions)
Beginning balance	$49	$55
Accruals for products shipped	19	20
Change in estimates	(5)	4
Specific cause actions	9	6
Recoverable warranty/recalls	2	3
Currency/other	—	2
Settlements	(26)	(41)
Ending balance	$48	$49

Guarantees and Commitments

The Company provided a $11 million loan guarantee to YFVIC. The guarantee contains standard non-payment provisions to cover the borrowers in event of non-payment of principal, accrued interest, and other fees, and the loan is expected to be fully paid by September 2019.

As part of the agreements of the Climate Transaction and Interiors Divestiture, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of December 31, 2018, the Company has approximately $5 million and $2 million outstanding guarantees respectively, related to divested Climate and Interiors entities. These guarantees will generally cease upon expiration of current lease agreements.

Operating Leases

As of December 31, 2018, the Company had the following minimum rental commitments under non-cancelable operating leases: 2019 - $37 million; 2020 - $30 million; 2021 - $23 million; 2022 - $19 million; 2023 - $18 million; thereafter - $59 million. Rent expense was approximately $39 million, $33 million, and $35 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of December 31, 2018 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 22. Revenue Recognition

Disaggregated revenue by geographical market and product lines is as follows:

2018
(Dollars in Millions)
Geographical Markets (a)
Europe	$981
Americas	800
China Domestic	405
China Export	309
Other Asia-Pacific	678
Eliminations	(189)
$2,984
(a) Company sales based on geographic region where sale originates and not where customer is located.

2018
(Dollars in Millions)
Product Lines
Instrument clusters	$1,209
Audio and infotainment	772
Information displays	509
Climate controls	122
Body and security	110
Telematics	68
Other (includes HUD)	194
$2,984

The Company has no material contract assets, contract liabilities or capitalized contract acquisition costs as of December 31, 2018.

NOTE 23. Segment Information

Financial results for the Company's reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's chief operating decision maker in allocating resources and in assessing performance. The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company’s segment primarily based on net sales, before elimination of inter-company shipments, Adjusted EBITDA (a non-GAAP financial measure, as defined below) and operating assets. As the Company has one reportable segment, total assets, depreciation, amortization and capital expenditures are equal to consolidated results.

The accounting policies for the reportable segments are the same as those described in the Note 2, "Summary of Significant Accounting Policies” to the Company’s consolidated financial statements.

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

Key financial measures reviewed by the Company’s chief operating decision maker are as follows.

Segment Sales

	Year Ended December 31
	2018	2017	2016
	(Dollars in Millions)
Electronics	$2,984	$3,146	$3,107
Other	—	—	54
Total consolidated sales	$2,984	$3,146	$3,161

Segment Adjusted EBITDA

The Company defines Adjusted EBITDA as net income attributable to the Company adjusted to eliminate the impact of depreciation and amortization, restructuring expense, net interest expense, equity in net income of non-consolidated affiliates, loss on divestiture, provision for income taxes, discontinued operations, net income attributable to non-controlling interests, non-cash stock-based compensation expense, and other gains and losses not reflective of the Company's ongoing operations. The Company has changed the presentation of the reconciliation of Adjusted EBITDA to Net income attributable to Visteon Corporation, due to the adoption of ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the presentation of net periodic pension cost and net periodic postretirement benefit cost."

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

Segment Adjusted EBITDA for the years ended December 31, 2018, 2017 and 2016 is summarized below:

	Year Ended December 31
	2018	2017	2016
	(Dollars in Millions)
Electronics	$330	$370	$346
Other	—	—	(9)
Adjusted EBITDA	$330	$370	$337

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2018, 2017 and 2016 is as follows:

	Year Ended December 31
	2018	2017	2016
	(Dollars in Millions)
Net income attributable to Visteon Corporation	$164	176	$75
Depreciation and amortization	91	87	84
Restructuring expense, net	29	14	49
Interest expense, net	7	16	12
Equity in net income of non-consolidated affiliates	(13)	(7)	(2)
Loss on divestiture	—	33	—
Provision for income taxes	43	48	30
Net income (loss) from discontinued operations, net of tax	(1)	(17)	40
Net income attributable to non-controlling interests	10	16	16
Non-cash, stock-based compensation expense	8	12	8
Other	(8)	(8)	25
Adjusted EBITDA	$330	$370	$337

Financial Information by Geographic Region

	Sales (a)			Property and Equipment, net
	Year Ended December 31
	2018	2017	2016	2018	2017
	(Dollars in Millions)
United States	$654	$776	$822	$14	$11
Mexico	67	70	72	60	54
Total North America	721	846	894	74	65
Portugal	563	508	443	84	75
Slovakia	235	294	288	38	36
Tunisia	96	109	151	7	10
France	70	84	113	7	7
Other Europe	20	20	49	10	10
Germany	—	—	—	6	4
Intra-region eliminations	(3)	(11)	(31)	—	—
Total Europe	981	1,004	1,013	152	142
China Domestic	405	381	315	—	—
China Export	309	363	389	—	—
Total China	714	744	704	86	86
Japan	494	495	516	20	21
India	114	92	66	30	29
Thailand	69	81	82	10	10
Korea	2	12	18	—	—
Intra-region eliminations	(1)	(1)	—	—	—
Total Other Asia-Pacific	678	679	682	60	60
South America	79	68	91	25	24
Inter-region eliminations	(189)	(195)	(223)	—	—
	$2,984	$3,146	$3,161	$397	$377
(a) Company sales based on geographic region where sale originates and not where customer is located.

NOTE 24. Summary Quarterly Financial Data (Unaudited)
The following table presents summary quarterly financial data:

	2018				2017
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(Dollars in Millions, Except Per Share Amounts)
Sales	$814	$758	$681	$731	$810	$774	$765	$797
Gross margin	129	104	82	96	129	111	114	137
Income from continuing operations before income taxes	88	49	32	47	75	58	55	35
Net income from continuing operations	67	37	23	46	59	48	47	21
Net income	69	36	24	45	67	48	47	30
Net income attributable to Visteon Corporation	$65	$35	$21	$43	$63	$45	$43	$25
Per Share Data:
Basic earnings per share attributable to Visteon Corporation	$2.14	$1.19	$0.71	$1.50	$1.94	$1.43	$1.38	$0.81
Diluted earnings per share attributable to Visteon Corporation	$2.11	$1.17	$0.71	$1.49	$1.91	$1.41	$1.35	$0.79

The fourth quarter ended December 31, 2018, net income from continuing operations, net income, and net income (loss) attributable to Visteon Corporation includes expense of approximately $8 million, $11 million and $11 million, respectively, for corrections of judicial deposits related to former employees at a closed plant in Brazil.

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
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
At December 31, 2018, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Company identified a material weakness as described below which resulted in the Chief Executive Officer and the Chief Financial Officer not being able to conclude that the Company’s disclosure controls and procedures were effective as of December 31, 2018.
The Company identified a material weakness in its internal controls over accounting for judicial deposits related to former employee litigation at a closed plant in Brazil.  The correction of overstated deposits has been included in the Company’s financial statements (see Note 24) and is not material to any annual period presented.  The Company has taken steps to address this issue and expects it be fully remediated in the first quarter of 2019 with no material financial statement impact.
Internal Control over Financial Reporting
Management’s report on internal control over financial reporting is presented in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K along with the attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the effectiveness of internal control over financial reporting as at December 31, 2018. There were no changes in the Company's internal control over financial reporting during the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Except as set forth herein, the information required by Item 10 regarding its directors is incorporated by reference from the information under the captions “Item 1. Election of Directors,” “Corporate Governance - Board Committees,” "2019 Stockholder Proposals and Nominations" and “Section 16(a) Beneficial Ownership Reporting Compliance” in its 2019 Proxy Statement. The information required by Item 10 regarding its executive officers appears as Item 4A under Part I of this Report.
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
The information required by Item 11 is incorporated by reference from the information under the captions “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” in its 2019 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth herein, the information required by Item 12 is incorporated by reference from the information under the caption “Stock Ownership” in its 2019 Proxy Statement.
The following table summarizes information as of December 31, 2018 relating to its equity compensation plans pursuant to which grants of stock options, stock appreciation rights, stock rights, restricted stock, restricted stock units and other rights to acquire shares of its common stock may be made from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)(2)
Equity compensation plans approved by security holders	589,917	$98.54	1,996,811
Equity compensation plans not approved by security holders	—	$—	—
Total	589,917	$98.54	1,996,811

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
The information required by Item 13 is incorporated by reference from the information under the captions “Corporate Governance - Director Independence” and “Transactions with Related Persons” in its 2019 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference from the information under the captions “Audit Fees” and “Audit Committee Pre-Approval Process and Policies” in its 2019 Proxy Statement.

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

3. Exhibits

The exhibits listed on the "Exhibit Index" on page 102 hereof are filed with this report or incorporated by reference as set forth therein.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

	Balance at Beginning of Period	(Benefits)/ Charges to Income	Deductions(a)	Other( b)	Balance at End of Period
	(Dollars in Millions)
Year Ended December 31, 2018:
Allowance for doubtful accounts	$8	$2	$(4)	$—	$6
Valuation allowance for deferred taxes	1,242	(81)	—	(17)	1,144
Year Ended December 31, 2017:
Allowance for doubtful accounts	$10	$3	$(5)	$—	$8
Valuation allowance for deferred taxes	1,532	(270)	—	(20)	1,242
Year Ended December 31, 2016:
Allowance for doubtful accounts	$14	$2	$(6)	$—	$10
Valuation allowance for deferred taxes	1,498	25	—	9	1,532
____________

(a)	Deductions represent uncollectible accounts charged off.

(b)
Deferred taxes valuation allowance - represents adjustments recorded through other comprehensive income, exchange, expiration of tax attribute carryforwards, and various tax return true-up adjustments, all of which impact deferred taxes and the related valuation allowances. In 2018, the $17 million overall decrease in the valuation allowance for deferred taxes is comprised of$18 million related to exchange, partially offset by $1 million related to other comprehensive income. In 2017, the $20 million overall decrease in the valuation allowance for deferred taxes is comprised of $38 million related to adjusting outside basis differences associated with the Company's investment in a U.S. partnership and $26 million for various tax return true-up adjustments and other items, including adjustments recorded through other comprehensive income. These decreases were partially offset by $44 million related to exchange.  In 2016, the $9 million overall increase in the valuation allowance for deferred taxes is comprised of $10 million related to other comprehensive income and $23 million for various tax return true-up adjustments and other items.  These increases were partially offset by $13 million related to exchange and $11 million related to valuation allowance benefits allocated to discontinued operations.

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

10.3.4
Amendment No. 4 to Credit Agreement, dated as of May 30, 2018, by and among Visteon Corporation, the guarantors party thereto, each lender party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on June 1, 2018).

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

10.4.3	Form of Terms and Conditions of Nonqualified Stock Options (2018) under the Visteon Corporation 2010 Incentive Plan.*
10.4.4	Form of Performance Stock Unit Grant Agreement (2018) under the Visteon Corporation 2010 Incentive Plan.*
10.4.5	Form of Restricted Stock Unit Grant Agreement (2018) under the Visteon Corporation 2010 Incentive Plan.*
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
10.12
Form of Change in Control Agreement between Visteon Corporation and executive officers of Visteon Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*

10.12.1
Schedule identifying substantially identical agreements to Officer Change in Control Agreement constituting Exhibit 10.12 hereto entered into by Visteon Corporation with Ms. Trecker and Messrs. Garcia, Bilolikar, Cole, Pynnonen, Robertson, Schupfner and Vallance.*

10.13
Master Confirmation, dated as of March 6, 2018, between Visteon Corporation and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on March 9, 2018).

10.13.1
Confirmation Re: Accelerated Buyback (uncapped), dated March 6, 2018, between Visteon Corporation and Barclays Bank PLC (incorporated by reference to Exhibit 10.1to the Current Report on Form 8-K of Visteon Corporation filed on March 9, 2018).

14.1
Visteon Corporation - Ethics and Integrity Policy (code of business conduct and ethics) (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Visteon Corporation filed on February 22, 2018).

21.1	Subsidiaries of Visteon Corporation.
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
24.1	Powers of Attorney relating to execution of this Annual Report on Form 10-K.

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated February 21, 2019.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated February 21, 2019.
32.1	Section 1350 Certification of Chief Executive Officer dated February 21, 2019.
32.2	Section 1350 Certification of Chief Financial Officer dated February 21, 2019.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
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
Christian A. Garcia
Executive Vice President and Chief Financial Officer

Date: February 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

	Signature	Title
	/s/ SACHIN LAWANDE	Director, President and Chief Executive Officer
	Sachin Lawande	(Principal Executive Officer)

	/s/ CHRISTIAN A. GARCIA	Executive Vice President and Chief Financial Officer
	Christian A. Garcia	(Principal Financial Officer and Principal Accounting Officer)

	/s/ JAMES J. BARRESE*	Director
James J. Barrese

	/s/ NAOMI M. BERGMAN*	Director
Naomi M. Bergman

	/s/ JEFFREY D. JONES*	Director
Jeffrey D. Jones

	/s/ JOANNE M. MAGUIRE*	Director
Joanne M. Maguire

	/s/ ROBERT MANZO*	Director
Robert Manzo

	/s/ FRANCIS M. SCRICCO*	Director
Francis M. Scricco

	/s/ DAVID L. TREADWELL*	Director
David L. Treadwell

	/s/ HARRY J. WILSON*	Director
Harry J. Wilson

	/s/ ROUZBEH YASSINI-FARD*	Director
Rouzbeh Yassini-Fard

*By:	/s/ BRETT PYNNONEN
Brett Pynnonen
Attorney-in-Fact