Form 10-Q
period 2019-03-31
VISTEON CORP
filed 2019-04-25
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of April 24, 2019, the registrant had outstanding 28,273,189 shares of common stock.
Exhibit index located on page number 41.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.	Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended March 31
	2019	2018
Sales	$737	$814
Cost of sales	(671)	(685)
Gross margin	66	129
Selling, general and administrative expenses	(57)	(44)
Restructuring expense	(1)	(5)
Interest expense	(3)	(4)
Interest income	1	2
Equity in net income of non-consolidated affiliates	3	3
Other income, net	2	7
Income before income taxes	11	88
Benefit (provision) for income taxes	5	(21)
Net income from continuing operations	16	67
Income from discontinued operations, net of tax	—	2
Net income	16	69
Net income attributable to non-controlling interests	(2)	(4)
Net income attributable to Visteon Corporation	$14	$65
Basic earnings per share:
Continuing operations	$0.50	$2.07
Discontinued operations	—	0.07
Basic earnings per share attributable to Visteon Corporation	$0.50	$2.14
Diluted earnings per share:
Continuing operations	$0.49	$2.05
Discontinued operations	—	0.06
Diluted earnings per share attributable to Visteon Corporation	$0.49	$2.11
Comprehensive income:
Comprehensive income	$21	$92
Comprehensive income attributable to Visteon Corporation	$18	$82

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	March 31	December 31
	2019	2018
ASSETS
Cash and equivalents	$432	$463
Restricted cash	3	4
Accounts receivable, net	484	486
Inventories, net	195	184
Other current assets	169	159
Total current assets	1,283	1,296
Property and equipment, net	406	397
Intangible assets, net	128	129
Right to use assets, net	167	—
Investments in non-consolidated affiliates	45	42
Other non-current assets	153	143
Total assets	$2,182	$2,007
LIABILITIES AND EQUITY
Short-term debt	$56	$57
Accounts payable	440	436
Accrued employee liabilities	67	67
Current lease liabilities	28	—
Other current liabilities	148	161
Total current liabilities	739	721
Long-term debt	348	348
Employee benefits	255	257
Non-current lease liabilities	142	—
Deferred tax liabilities	24	23
Other non-current liabilities	69	76
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of March 31, 2019 and December 31, 2018)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 28 million shares outstanding as of March 31, 2019 and December 31, 2018)	1	1
Additional paid-in capital	1,332	1,335
Retained earnings	1,623	1,609
Accumulated other comprehensive loss	(212)	(216)
Treasury stock	(2,257)	(2,264)
Total Visteon Corporation stockholders’ equity	487	465
Non-controlling interests	118	117
Total equity	605	582
Total liabilities and equity	$2,182	$2,007

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS1
(Dollars in Millions)
(Unaudited)

	Three Months Ended March 31
	2019	2018
Operating Activities
Net income	$16	$69
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	25	22
Equity in net income of non-consolidated affiliates, net of dividends remitted	(3)	(3)
Non-cash stock-based compensation	5	(6)
Operating leases, net	3	—
Gains on transactions	—	(3)
Changes in assets and liabilities:
Accounts receivable	3	48
Inventories	(11)	(6)
Accounts payable	9	30
Other assets and other liabilities	(43)	(70)
Net cash provided from operating activities	4	81
Investing Activities
Capital expenditures, including intangibles	(37)	(44)
Loan repayments from non-consolidated affiliates	2	2
Other	1	1
Net cash used by investing activities	(34)	(41)
Financing Activities
Short-term debt, net	(2)	(12)
Repurchase of common stock	—	(200)
Distribution payments	—	(14)
Other	—	(4)
Net cash used by financing activities	(2)	(230)
Effect of exchange rate changes on cash	—	7
Net decrease in cash	(32)	(183)
Cash and restricted cash at beginning of the period	467	709
Cash and restricted cash at end of the period	$435	$526
1The Company has combined cash flows from discontinued and continuing operations within the operating and financing categories.

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in Millions)
(Unaudited)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2018	$1	$1,335	$1,609	$(216)	$(2,264)	$465	$117	$582
Net income	—	—	14	—	—	14	2	16
Other comprehensive income	—	—	—	4	—	4	1	5
Stock-based compensation, net	—	(5)	—	—	7	2	—	2
Acquisition of non-controlling interest	—	2	—	—	—	2	(2)	—
March 31, 2019	$1	$1,332	$1,623	$(212)	$(2,257)	$487	$118	$605

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2017	$1	$1,339	$1,445	$(174)	$(1,974)	$637	$124	$761
Net income	—	—	65	—	—	65	4	69
Other comprehensive income	—	—	—	17	—	17	6	23
Stock-based compensation, net	—	(18)	—	—	5	(13)	—	(13)
Repurchase of shares of common stock	—	(30)	—	—	(170)	(200)	—	(200)
Cash dividends	—	—	—	—	—	—	(25)	(25)
March 31, 2018	$1	$1,291	$1,510	$(157)	$(2,139)	$506	$109	$615

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Description of Business
Visteon Corporation (the "Company" or "Visteon") is a global technology company that designs, engineers and manufactures innovative cockpit electronics and connected car solutions for the world’s major vehicle manufacturers including Ford, Mazda, Renault/Nissan, General Motors, Volkswagen, Jaguar/Land Rover, Daimler, Honda and BMW. Visteon is headquartered in Van Buren Township, Michigan, and has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 10,000 employees, dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., primarily in Mexico, Bulgaria, Portugal, Germany, India and China.

Visteon is driving the smart, learning, digital cockpit of the future, to improve safety and the user experience. Visteon is a global leader in cockpit electronic products including digital instrument clusters, information displays, infotainment, head-up displays ("HUD"), telematics, SmartCore™ cockpit domain controllers, and the DriveCore™ autonomous driving platform. Visteon also delivers artificial intelligence based technologies, connected car, cybersecurity, interior sensing, embedded multimedia and smartphone connectivity software solutions.

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
Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $2 million related to a letter of credit facility, and $1 million related to cash collateral for other corporate purposes as of March 31, 2019.
Other Income, net:

	Three Months Ended March 31
	2019	2018
	(Dollars in Millions)
Pension financing benefits, net	$2	$3
Transformation initiatives	—	4
	$2	$7

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

Recently Adopted Accounting Pronouncements:
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, “Leases (Subtopic 842).” The standard increases the transparency and comparability of organizations by recognizing right-of-use (“ROU”) assets and lease liabilities on the consolidated balance sheets and disclosing key quantitative and qualitative information about leasing arrangements. In transition, the standard provides for certain practical expedients. Management elected certain practical expedients including the election not to reassess existing or expired contracts to determine if such contracts contain a lease or if the lease classification would differ, as well as the election not to separate lease and non-lease components for arrangements where the Company is a lessee.

The Company adopted the standard January 1, 2019, by applying the modified retrospective method without restatement of comparative periods' financial information, as permitted by the transition guidance. The standard had a material impact on the Company's consolidated balance sheets, but did not have an impact on its consolidated results of operations and cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the Company's accounting for finance leases remained substantially unchanged. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $172 million and $176 million, respectively, as of January 1, 2019. For additional information, refer to Note 10, "Leases" to the Company's consolidated financial statements.
In February 2018, the FASB issued ASU 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220)." This standard provides an option to reclassify stranded tax effects within accumulated other comprehensive income (loss) to retained earnings due to the U.S. federal corporate income tax rate change in the Tax Cuts and Jobs Act of 2017 (the "Act").  The Company adopted the standard January 1, 2019 and elected to reclassify stranded amounts related to the Act from accumulated other comprehensive income (loss) to retained earnings.  However, due to the U.S. valuation allowance, there were no stranded tax effects within accumulated other comprehensive income (loss) as of the enactment date, and thus, no amount to reclassify to retained earnings.

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
NOTE 3. Discontinued Operations
The Company completed the sale of the majority of its global Climate business (the "Climate Transaction") during 2015 and completed the divestiture of its global Interiors business in 2016 (the "Interiors Divestiture"). These transactions met the conditions required to qualify for discontinued operations reporting and accordingly the settlement of retained contingencies have been classified in income from discontinued operations, net of tax, in the consolidated statements of comprehensive income for the three months ended March 31, 2019 and 2018.
Discontinued operations are summarized as follows:

	Three Months Ended March 31
	2019	2018
	(Dollars in Millions)
Cost of sales	$(1)	$—
Restructuring, net	1	(1)
Gain on divestitures	—	3
Income from discontinued operations, net of tax	$—	$2
During the first quarter of 2018, the Company recognized a $3 million benefit on settlement of litigation matters with its former CEO as further described in Note 17, "Commitments and Contingencies."

NOTE 4. Non-Consolidated Affiliates
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
Visteon and Yangfeng Automotive Trim Systems Co. Ltd. ("YF") each own 50% of a joint venture under the name of Yanfeng Visteon Investment Co., Ltd. ("YFVIC"). In October 2014, YFVIC completed the purchase of YF’s 49% direct ownership in Yanfeng Visteon Automotive Electronics Co., Ltd ("YFVE") a consolidated joint venture of the Company. The purchase by YFVIC was financed through a shareholder loan from YF and external borrowings which were guaranteed by Visteon, of which $11 million is outstanding as of March 31, 2019. The guarantee contains standard non-payment provisions to cover the borrowers in event of non-payment of principal, accrued interest, and other fees, and the loan is expected to be fully paid by September 2019.
The Company determined that YFVIC is a VIE. The Company holds a variable interest in YFVIC primarily related to its ownership interests and subordinated financial support. The Company and YF each own 50% of YFVIC and neither entity has the power to control the operations of YFVIC; therefore, the Company is not the primary beneficiary of YFVIC and does not consolidate the joint venture.
A summary of the Company's investments in YFVIC is provided below:

	March 31	December 31
	2019	2018
	(Dollars in Millions)
Payables due to YFVIC	$17	$17
Exposure to loss in YFVIC:
Investment in YFVIC	$41	$38
Receivables due from YFVIC	29	36
Subordinated loan receivable from YFVIC	18	20
Loan guarantee of YFVIC debt	11	11
Maximum exposure to loss in YFVIC	$99	$105

NOTE 5. Restructuring Activities
Given the economically-sensitive and highly competitive nature of the automotive electronics industry, the Company continues to closely monitor current market factors and industry trends, taking action as necessary which may include restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows. During the three months ended March 31, 2018, the Company recorded approximately $6 million of net restructuring expenses, including discontinued operations.
Electronics
During the first quarter of 2019, the Company approved a restructuring program impacting two European manufacturing facilities due to the end of life of certain product lines. The Company recorded approximately $2 million of restructuring expenses related to this program.
During the third quarter of 2018, the Company approved a restructuring program impacting engineering and administrative functions to optimize operations. The Company has recorded approximately $18 million of net restructuring expenses since inception of this program and expects to incur up to $25 million under this program. As of March 31, 2019, approximately $11 million remains accrued.
As of March 31, 2019, approximately $3 million remains accrued for restructuring programs related to employee severance and termination benefit expenses of legacy employees at a South America facility and employees at North America manufacturing facility due to the wind-down of certain products.

During the fourth quarter of 2016, the Company approved a restructuring program impacting engineering and administrative functions to further align the Company's footprint with its core product technologies and customers. During the three months ended March 31, 2018, the Company recorded approximately $5 million of restructuring expenses related to this program. As of March 31, 2019, approximately $1 million remains accrued for the restructuring program as it is considered substantially complete.
Other and Discontinued Operations
During the first quarter of 2018, the Company recorded approximately $1 million of restructuring expense associated with a former European Interiors facility related to settlement of employee severance litigation.
As of March 31, 2019, the Company retained approximately $2 million of restructuring reserves as part of the Interiors Divestiture associated with previously announced programs for the fundamental reorganization of operations at facilities in Brazil and France.
Restructuring Reserves
Restructuring reserve balances of $19 million and $23 million as of March 31, 2019 and December 31, 2018, respectively, are classified as "Other current liabilities" on the consolidated balance sheets. The Company anticipates that the activities associated with the current restructuring reserve balance will be substantially complete within one year. The Company’s consolidated restructuring reserves and related activity are summarized below, including amounts associated with discontinued operations.

	Electronics	Other and Discontinued Operations	Total
	(Dollars in Millions)
December 31, 2018	$20	$3	$23
Expense	2	—	2
Utilization	(3)	—	(3)
Changes in estimates	(1)	(1)	(2)
Exchange	(1)	—	(1)
March 31, 2019	$17	$2	$19
NOTE 6. Inventories
Inventories consist of the following components:

	March 31	December 31
	2019	2018
	(Dollars in Millions)
Raw materials	$125	$124
Work-in-process	20	26
Finished products	50	34
	$195	$184

NOTE 7. Other Assets
Other current assets are comprised of the following components:

	March 31	December 31
	2019	2018
	(Dollars in Millions)
Recoverable taxes	$54	$46
Contractually reimbursable engineering costs	44	40
Joint venture receivables	28	37
Prepaid assets and deposits	27	20
China bank notes	12	12
Other	4	4
	$169	$159
The Company sold $23 million and $10 million of China bank notes during the three months ended March 31, 2019, and March 31, 2018 respectively. As of March 31, 2019, $19 million remains outstanding and will mature by the end of the third quarter of 2019. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature.
Other non-current assets are comprised of the following components:

	March 31	December 31
	2019	2018
	(Dollars in Millions)
Deferred tax assets	$59	$45
Recoverable taxes	32	33
Contractually reimbursable engineering costs	28	29
Joint venture receivables	18	20
Other	16	16
	$153	$143
Current and non-current contractually reimbursable engineering costs of $44 million and $28 million, respectively, as of March 31, 2019, and $40 million and $29 million, respectively, as of December 31, 2018, are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of approximately $31 million during the remainder of 2019, $29 million in 2020, $9 million in 2021, $2 million in 2022 and $1 million in 2023 and beyond.

NOTE 8. Intangible Assets, net
Intangible assets, net are comprised of the following:

		March 31, 2019
	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles
		(Dollars in Millions)
Definite-Lived:
Developed technology	8	$41	$(33)	$8
Customer related	10	91	(45)	46
Capitalized software development	4	18	(3)	15
Other	21	14	(3)	11
Subtotal		164	(84)	80
Indefinite-Lived:
Goodwill		48	—	48
Total		$212	$(84)	$128

A roll-forward of the carrying amounts of intangible assets is presented below:

	December 31, 2018			March 31, 2019
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Additions	Foreign Currency	Amortization Expense	Net Intangibles
	(Dollars in Millions)
Definite-Lived:
Developed technology	$40	$(31)	$9	$—	$—	$(1)	$8
Customer related	90	(42)	48	—	—	(2)	$46
Capitalized software development	16	(3)	13	2	—	—	$15
Other	14	(2)	12	—	—	(1)	$11
Subtotal	160	(78)	82	2	—	(4)	$80
Indefinite-Lived:
Goodwill	47	—	47	—	1	—	$48
Total	$207	$(78)	$129	$2	$1	$(4)	$128

The Company recorded approximately $4 million of amortization expense related to definite-lived intangible assets for the three months ended March 31, 2019 and 2018, respectively. The Company currently estimates annual amortization expense to be $18 million for 2019, $16 million for 2020, $11 million for 2021, $11 million for 2022, and $8 million for 2023. Indefinite-lived intangible assets are not amortized but are tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired. There were no indicators of impairment during the three months ended March 31, 2019.

NOTE 9. Other Liabilities
Other current liabilities are summarized as follows:

	March 31	December 31
	2019	2018
	(Dollars in Millions)
Product warranty and recall accruals	$36	$34
Restructuring reserves	19	23
Rent and royalties	18	14
Joint venture payables	16	17
Deferred income	16	16
Income taxes payable	9	15
Non-income taxes payable	8	13
Payment obligations	4	4
Dividends payable to non-controlling interests	3	3
Other	19	22
	$148	$161
Other non-current liabilities are summarized as follows:

	March 31	December 31
	2019	2018
	(Dollars in Millions)
Derivative financial instruments	$16	$18
Product warranty and recall accruals	15	14
Deferred income	10	14
Income tax reserves	6	6
Non-income tax reserves	4	5
Other	18	19
	$69	$76
NOTE 10. Leases
The Company has operating leases primarily for corporate offices, technical and engineering centers, customer centers, vehicles and certain equipment. As of March 31, 2019 assets and related accumulated depreciation recorded under finance leasing arrangements were not material.

The Company elected the package of practical expedients permitted under the transition guidance within the new lease standard, which among other things, allows us to carryforward the historical lease classification. The Company elected to combine lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) with non-lease components (e.g., fixed common-area maintenance costs). The Company also elected to apply the practical expedient related to land easements, allowing the Company to carry forward our current accounting treatment for land easements on existing agreements.
Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 30 years or more, leases may also also include options to purchase the leased property or to terminate the leases. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

Certain of the Company's lease agreements include rental payments adjusted periodically primarily for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company subleases certain real estate to third parties, which primarily consists of operating leases related to the Company’s principal executive offices in Van Buren Township, Michigan.

Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. As most of the Company's leases do not provide an implicit rate, the Company is applying our incremental borrowing rate based on corporate rates. The incremental borrowing rate is applied to the tranches of leases based on lease term, regardless of the asset class.

The components of lease expense is as follows:

Three Months Ended March 31
2019
(Dollars in Millions)
Operating lease cost*	$(10)
Short-term lease cost	(1)
Sublease income	1
Total lease cost	$(10)
*Includes immaterial variable lease costs.

Other information related to leases is as follows:

Three Months Ended March 31
2019
(Dollars in Millions)

Cash flows from operating leases	$9
Right-of-use assets obtained in exchange for lease obligations	$14
Weighted average remaining lease term	7
Weighted average discount rate	4.5%

Future minimum lease payments under non-cancellable leases is as follows:

2019 (excluding the three months ended March 31, 2019)	$28
2020	32
2021	26
2022	23
2023	22
2024 and thereafter	71
Total future minimum lease payments	202
Less imputed interest	32
Total lease liabilities	$170

NOTE 11. Debt
The Company’s short and long-term debt consists of the following:

	March 31	December 31
	2019	2018
	(Dollars in Millions)
Short-Term Debt:
Short-term borrowings	$56	$57

Long-Term Debt:
Term debt facility	$348	$348
Short-Term Debt
Short-term borrowings are primarily related to the Company's non-U.S. joint ventures and are payable in Chinese Renminbi and India Rupee. The Company had short-term borrowings of $56 million and $57 million as of March 31, 2019 and December 31, 2018, respectively. Available borrowings on outstanding affiliate credit facilities as of March 31, 2019, are approximately $47 million and certain of these facilities have pledged assets as security.
Long-Term Debt
As of December 31, 2018, the Company had an amended credit agreement (the "Credit Agreement") which included a $350 million Term Facility maturing March 24, 2024 and a Revolving Credit Facility with capacity of $300 million maturing March 24, 2022.

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
The Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, and contains customary events of default. The Revolving Credit Facility also requires that the Company maintain a total net leverage ratio no greater than 3.00:1.00. During any period when the Company’s corporate and family ratings meet investment grade ratings, certain of the negative covenants will be suspended. As of March 31, 2019, the Company was in compliance with all its debt covenants.
In connection with the second amendment both the Term Facility and Revolving Credit Facility during 2017, the Company recorded $1 million of interest expense and deferred $2 million of costs as a non-current asset. The deferred costs are being amortized over the term of the debt facilities. As of March 31, 2019, the amended Term Facility remains at $350 million of aggregate principal outstanding and there were no borrowings under the amended Revolving Credit Facility.

Other
The Company has a $5 million letter of credit facility, whereby the Company is required to maintain a collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of March 31, 2019. Additionally, the Company had $14 million of locally issued letters of credit with less than $1 million of collateral as of March 31, 2019, to support various tax appeals, customs arrangements and other obligations at its local affiliates.
NOTE 12. Employee Benefit Plans
Defined Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended March 31, 2019 and 2018 were as follows:

	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
	(Dollars in Millions)
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$—	$—
Pension financing benefit (cost):
Interest cost	(8)	(7)	(2)	(2)
Expected return on plan assets	10	10	2	2
Restructuring related pension cost:
Special termination benefits	—	(1)	—	—
Net pension income (expense)	$2	$2	$—	$—
During the three months ended March 31, 2019, cash contributions to the Company's defined benefit plans were approximately less than $1 million for the U.S. plans and $1 million for the non-U.S. plans. The Company estimates that cash contributions to its defined benefit pension plans will be $7 million in 2019.
NOTE 13. Income Taxes
During the three month period ended March 31, 2019, the Company recorded a benefit for income tax on continuing operations of $5 million, which reflects income tax expense in countries where the Company is profitable; accrued withholding taxes; ongoing assessments related to the recognition and measurement of uncertain tax benefits; the inability to record a tax benefit for pretax losses and/or recognize expense for pretax income in certain jurisdictions (including the U.S.) due to valuation allowances; and other non-recurring tax items, including changes in judgment about valuation allowances. Pretax losses from continuing operations in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $13 million and $3 million for the three month periods ended March 31, 2019 and 2018, respectively, resulting in an increase in the Company's effective tax rate in those years.
The Company provides for U.S. and non-U.S. income taxes and non-U.S. withholding taxes on the projected future repatriations of the earnings from its non-U.S. operations that are not considered permanently reinvested at each tier of the legal entity structure. During the three month periods ended March 31, 2019 and 2018, the Company recognized expense primarily related to non-U.S. withholding taxes, including exchange impacts, of $1 million and $3 million, respectively, reflecting the Company's forecasts which contemplate numerous financial and operational considerations that impact future repatriations.
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
The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, tax planning strategies and projected future impacts attributable to the Act. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses, in particular, when there is a cumulative loss incurred over a three-year period. However, the three-year loss position is not solely determinative and, accordingly, management considers all other available positive and negative evidence in its analysis. In regards to the full valuation allowance recorded against the U.S. net deferred tax assets, despite recent improvement in the U.S. financial results, management concluded that the weight of negative evidence continues to outweigh the positive evidence, in part attributable to unfavorable volumes for the most recent period and overall relative uncertainty surrounding global production volumes in later years. Additionally, the Company has made a policy election to apply the incremental cash tax savings approach when analyzing the impact the Act's provisions for global intangible low-taxed income ("GILTI") could have on its U.S. valuation allowance assessment. As a result of future expected GILTI inclusions, and because of the Act’s ordering rules, U.S. companies may now expect to utilize tax attribute carryforwards (e.g. net operating losses and foreign tax credits) for which a valuation allowance has historically been recorded (this is referred to as the “tax law ordering approach”). However, due to the mechanics of the GILTI rules, companies that have a GILTI inclusion may realize a reduced (or no) cash tax savings from utilizing such tax attribute carryforwards (this view is referred to as the “incremental cash tax savings approach”). These positions, along with management’s analysis of all other available evidence, resulted in the conclusion that the Company maintain the valuation allowance against deferred tax assets in the U.S. Based on the Company’s current assessment, it is possible that within the next 9 to 21 months, the existing valuation allowance against the U.S. net deferred tax assets could be partially released. Any such release is dependent upon the sustained improvement in U.S. operating results, and, if such a release of the valuation allowance were to occur, it could have a significant impact on net income in the quarter in which it is deemed appropriate to partially release the reserve.
In March 2019, the closure of tax audits in Germany allowed the Company to initiate a tax planning strategy previously determined not to be prudent. This strategy provided the necessary positive evidence to support the future utilization of a portion of the Company's deferred tax assets in Germany resulting in a $12 million valuation allowance release during the three months ended March 31, 2019.
Unrecognized Tax Benefits
Gross unrecognized tax benefits as of March 31, 2019 and December 31, 2018, including amounts attributable to discontinued operations, were $10 million in both years. Of these amounts approximately $4 million in both years represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. If the uncertainty is resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at March 31, 2019 and December 31, 2018 was $2 million in both years.
With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2014, or state, local or non-U.S. income tax examinations for years before 2003, although U.S. net operating losses carried forward into open tax years technically remain open to adjustment. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in the U.S., Europe, Asia and Mexico could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) in the amount of $6 million is included in "Other non-current liabilities" on the consolidated balance sheet.

During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) related to the sale of its chassis business to a third party, which required a deposit in the amount of $15 million during 2013 necessary to open a judicial proceeding against the government in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities after attempts to reopen an appeal of the administrative decision failed. Adjusted for currency impacts and accrued interest, the deposit amount is approximately $14 million, as of March 31, 2019. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments, as well as income tax refund claims associated with other jurisdictions, total $18 million as of March 31, 2019, and are included in "Other non-current assets" on the consolidated balance sheet.
NOTE 14. Stockholders’ Equity and Non-controlling Interests
Share Repurchase Program
On January 9, 2017, the Company's Board of Directors authorized $400 million of share repurchases of common stock through March 2018. On January 15, 2018, the Company's Board of Directors authorized an additional $300 million of share repurchases, for a total authorization of $700 million, of its shares of common stock through 2020.
During 2018, the Company entered into various programs with third-party financial institutions to purchase a total of approximately 2.8 million shares of Visteon common stock at an average price of $106.92 for an aggregate purchase amount of $300 million.

As of March 31, 2019, the Company may execute up to $400 million additional share purchases under the January 2018 Board of Directors authorization which expires on December 31, 2020. The Company anticipates that additional share repurchases of common stock, if any, will occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price level, trading volume, alternative uses of capital and other considerations.

Stock-based Compensation, net
During the three months ended March 31, 2018, equity increased $13 million due to the forfeiture of unvested shares for a litigation matter with the Company's former CEO as further described in Note 17, "Commitments and Contingencies," classified as a benefit of $10 million to selling, general and administrative expenses and a $3 million benefit classified as discontinued operations.

Non-Controlling Interests

The Company's non-controlling interests are as follows:

	March 31	December 31
	2019	2018
	(Dollars in Millions)
Yanfeng Visteon Automotive Electronics Co., Ltd.	$58	$56
Shanghai Visteon Automotive Electronics, Co., Ltd.	44	43
Changchun Visteon FAWAY Electronics, Co., Ltd.	15	15
Other	1	3
	$118	$117

During the three months ended March 31, 2019 the Company paid less than a $1 million to purchase the remaining shares of a previous non-controlling interest.

Accumulated Other Comprehensive Loss

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended March 31
	2019	2018
	(Dollars in Millions)
Changes in AOCI:
Beginning balance	$(216)	$(174)
Other comprehensive income (loss) before reclassification, net of tax	5	17
Amounts reclassified from AOCI	(1)	—
Ending balance	$(212)	$(157)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(142)	$(100)
Other comprehensive income (loss) before reclassification, net of tax (a)	—	20
Ending balance	(142)	(80)
Net investment hedge
Beginning balance	(5)	(12)
Other comprehensive income (loss) before reclassification, net of tax (a)	7	(6)
Amounts reclassified from AOCI	(1)	—
Ending balance	1	(18)
Benefit plans
Beginning balance	(71)	(63)
Other comprehensive income (loss) before reclassification, net of tax (b)	—	—
Ending balance	(71)	(63)
Unrealized hedging gain (loss)
Beginning balance	2	1
Other comprehensive income (loss) before reclassification, net of tax (c)	(2)	3
Ending balance	—	4
Total AOCI	$(212)	$(157)
(a) There were no income tax effects for either period due to the valuation allowance.
(b) Net tax expense was less than $1 million related to benefit plans for the three months ended March 31, 2019 and 2018.
(c) For the three months ended March 31, 2019, there was no income tax effect related to unrealized hedging gain (loss) due to the valuation allowance. There was a net tax expense of less than $1 million related to unrealized hedging gain (loss) for the three months ended March 31, 2018.

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

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended March 31
	2019	2018
	(In Millions, Except Per Share Amounts)
Numerator:
Net income from continuing operations attributable to Visteon	$14	$63
Net income from discontinued operations attributable to Visteon	—	2
Net income attributable to Visteon	$14	$65
Denominator:
Average common stock outstanding - basic	28.2	30.5
Dilutive effect of performance based share units and other	0.2	0.3
Diluted shares	28.4	30.8
Basic and Diluted Per Share Data:
Basic earnings per share attributable to Visteon:
Continuing operations	$0.50	$2.07
Discontinued operations	—	0.07
	$0.50	$2.14
Diluted earnings per share attributable to Visteon:
Continuing operations	$0.49	$2.05
Discontinued operations	—	0.06
	$0.49	$2.11
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

Items Measured at Fair Value on a Recurring Basis
The Company is exposed to various market risks including, but not limited to, changes in currency exchange rates arising from the sale of products in counties other than the manufacturing source, foreign currency denominated supplier payments, debt, dividends and investments in subsidiaries. The Company manages these risks, in part, through the use of derivative financial instruments. The maximum length of time over which the Company hedges the variability in the future cash flows related to transactions, excluding those transactions as related to the payment of variable interest on existing debt, is eighteen months. The maximum length of time over which the Company hedges forecasted transactions related to variable interest payments is the term of the underlying debt.
Hedge instruments are measured at fair value on a recurring basis under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying and non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument or may derived from observable data. Accordingly, the Company's currency instruments are classified as Level 2, "Other

Observable Inputs" in the fair value hierarchy.
The Company presents its derivative positions and any related material collateral under master netting arrangements that provide for the net settlement of contracts, by counterparty, in the event of default or termination. Derivative financial instruments are included in the Company’s consolidated balance sheets. There is no cash collateral on any of these derivatives.
Currency Exchange Rate Instruments: The Company primarily uses forward contracts denominated in Euro, Japanese Yen, Thai Baht and Mexican Peso intended to mitigate the variability of cash flows denominated in currency other than the hedging entity's functional currency.
As of March 31, 2019, and December 31, 2018, the Company had foreign currency derivative instruments with aggregate notional value of approximately $9 million and $23 million, respectively. The fair value of these derivatives is an asset of less than $1 million and $1 million, as of March 31, 2019, and December 31, 2018, respectively. The difference between the gross and net value of these derivatives after offset by counter party is not material.
Cross Currency Swaps: The Company has executed cross-currency swap transactions intended to mitigate the the variability of the U.S. dollar value of its investment in certain of its non-U.S. entities. These transactions are designated as net investment hedges and the Company has elected to assess hedge effectiveness under the spot method. Accordingly, periodic changes in the fair value of the derivative instruments attributable to factor other than spot exchange rate variability are excluded from the measure of hedge ineffectiveness and reported directly in earnings each reporting period.
As of March 31, 2019 the Company had cross currency swaps with an aggregate notional value of $250 million and aggregate fair value of these derivatives is a liability of $10 million and $16 million recorded in other non-current liabilities at March 31, 2019, and December 31, 2018, respectively. The amount of accumulated other income expected to be reclassified into earnings within the next 12 months is approximately $7 million.
Interest Rate Swaps: The Company utilizes interest rate swap instruments to manage its exposure and to mitigate the impact of interest rate variability. The instruments are designated as cash flow hedges, accordingly, the effective portion of the periodic changes in fair value is recognized in accumulated other comprehensive income, a component of shareholders' equity. Subsequently, the accumulated gains and losses recorded in equity are reclassified to income in the period during which the hedged cash flow impacts earnings.
As of March 31, 2019 and December 31, 2018, the Company had an aggregate notional value of interest rate swap transactions of $250 million for both dates. The aggregate fair value of these derivative transactions as of March 31, 2019 and December 31, 2018 was a non-current liability of approximately $4 million and $2 million, respectively. As of March 31, 2019, approximately $1 million of unrealized losses residing in accumulated other comprehensive income is expected to be reclassified into earnings within the next 12 months.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the three months ended March 31, 2019 and 2018 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)		Recorded in Income (Loss)
	2019	2018	2019	2018	2019	2018
	(Dollars in Millions)
Three Months Ended March 31, 2019
Foreign currency risk - Sales:
Cash flow hedges	$—	$1	$—	$—	$—	$—
Non-designated cash flow hedges	—	—	—	—	—	1
Foreign currency risk - Cost of sales:
Cash flow hedges	—	1	—	—	—	—
Non-designated cash flow hedges	—	—	—	—	1	—
Interest rate risk - Interest expense, net:
Interest rate swap	(2)	1	—	—	—	—
Net investment hedges	7	(6)	1	—	—	—
	$5	$(3)	$1	$—	$1	$1
Items Not Carried at Fair Value
The Company's fair value of debt was approximately $400 million and $388 million as of March 31, 2019 and December 31, 2018, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2, "Other Observable Inputs" in the fair value hierarchy.
Concentrations of Credit Risk
Financial instruments including cash equivalents, derivative contracts, and accounts receivable, expose the Company to counter-party credit risk for non-performance. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s credit rating requirements. The Company’s counterparties for derivative contracts are substantial investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk pursuant to written policies that specify minimum counterparty credit profile and by limiting the concentration of credit exposure amongst its multiple counterparties.
The Company's credit risk with any single customer does not exceed ten percent of total accounts receivable except for Ford and its affiliates which represent 13% and 14%, and Renault/Nissan which represents 13% and 11%, of the balance as of March 31, 2019 and December 31, 2018, respectively.
NOTE 17. Commitments and Contingencies
Litigation and Claims
In 2003, the Local Development Finance Authority of the Charter Township of Van Buren, Michigan (the “Township”) issued, approximately $28 million in bonds finally maturing in 2032, the proceeds of which were used at least in part to assist in the development of the Company’s U.S. headquarters located in the Township. During January 2010, the Company and the Township entered into a settlement agreement (the “Settlement Agreement”) that, among other things, reduced the taxable value of the headquarters property to current market value and facilitated certain claims of the Township in the Company’s chapter 11 proceedings. The Settlement Agreement also provided that the Company would negotiate in good faith with the Township in the event that property tax payments was inadequate to permit the Township to meet its payment obligations with respect to the bonds. In September 2013, the Township notified the Company in writing that it is estimating a shortfall in tax revenues of between $25 million and $36 million, which could render it unable to satisfy its payment obligations under the bonds. On May 12, 2015, the Township commenced a proceeding against the Company in the U. S. Bankruptcy Court for the District of Delaware in connection with the foregoing. Upon the Company’s motion to dismiss, the Township dismissed the proceeding before the Delaware Bankruptcy

Court and re-commenced the proceeding against the Company in the Michigan Wayne County Circuit Court for the State of Michigan on July 2, 2015. The Township sought damages or, alternatively, declaratory judgment that, among other things, the Company is responsible under the Settlement Agreement for payment of any shortfall in the bond debt service payments. On February 2, 2016, the Wayne County Circuit Court dismissed the Township’s lawsuit without prejudice on the basis that the Township’s claims were not ripe for adjudication. The Township appealed the decision to the Michigan Court of Appeals, which affirmed the dismissal of the Township’s lawsuit. The Township has sought leave to appeal from the Michigan Supreme Court. On May 11, 2018, the Supreme Court directed supplemental briefing and oral argument “on whether to grant the application or take other action.” The Township filed its supplemental brief on June 22, 2018, and Visteon filed its brief on July 13, 2018. On October 9, 2018, the Supreme Court held oral argument and took the matter under advisement.  On March 8, 2019, the Supreme Court issued an order denying the Township’s application for leave to appeal.  The Township’s deadline to seek rehearing was March 29, 2019.  The Township did not seek rehearing, so the matter is now closed.

The dispute between the Company and its former CEO was resolved in the first quarter of 2018. Pursuant to the resolution, the Company recognized $17 million of pre-tax income, representing the forfeiture of stock based awards and release of other liabilities accrued during prior periods. The benefit is classified as a reduction to selling, general and administrative expenses of $10 million, a benefit to "Other income, net" of $4 million, and a benefit to discontinued operations of $3 million.

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
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. The Company maintained accruals of approximately $14 million for claims aggregating approximately $82 million in Brazil as of March 31, 2019. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
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
As part of the agreements of the Climate Transaction and Interiors Divestiture, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of March 31, 2019, the Company has approximately $5 million and $1 million of outstanding guarantees, related to the divested Climate and Interiors entities, respectively. These guarantees will generally cease upon expiration of current lease agreements.

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
The following table provides a reconciliation of changes in the product warranty and recall claims liability:

	Three Months Ended March 31
	2019	2018
	(Dollars in Millions)
Beginning balance	$48	$49
Accruals for products shipped	5	5
Changes in estimates	1	1
Specific cause actions	2	2
Foreign currency	—	2
Settlements	(5)	(7)
Ending balance	$51	$52

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of March 31, 2019 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 18. Revenue Recognition
Disaggregated revenue by geographical market and product lines is as follows:

	Three Months Ended March 31
	2018	2018
	(Dollars in Millions)
Geographical Markets (a)
Europe	$262	$275
Americas	190	227
China Domestic	108	98
China Export	69	89
Other Asia-Pacific	157	178
Eliminations	(49)	(53)
	$737	$814
(a) Company sales based on geographic region where sale originates and not where customer is located.

	Three Months Ended March 31
	2019	2018
	(Dollars in Millions)
Product Lines
Instrument clusters	$314	$326
Audio and infotainment	196	208
Information displays	123	140
Climate controls	21	40
Body and security	32	31
Telematics	11	18
Other (includes HUD)	40	51
	$737	$814
During the three months ended March 31, 2019 and 2018, the Company recognized approximately $7 million and $8 million net increases in transaction price related to performance obligations satisfied in previous periods, respectively. The Company has no material contract assets, contract liabilities or capitalized contract acquisition costs as of March 31, 2019.

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

Sales were $737 million and $814 million for the three months ended March 31, 2019 and 2018, respectively. Adjusted EBITDA was $41 million and $104 million for the three months ended March 31, 2019 and 2018, respectively.
The reconciliation of net income attributable to Visteon to Adjusted EBITDA is as follows:

	Three Months Ended March 31
	2019	2018
	(Dollars in Millions)
Net income attributable to Visteon Corporation	$14	$65
Depreciation and amortization	25	22
Restructuring expense	1	5
Interest expense, net	2	2
Equity in net income of non-consolidated affiliates	(3)	(3)
Provision (benefit) for income taxes	(5)	21
Income from discontinued operations, net of tax	—	(2)
Net income attributable to non-controlling interests	2	4
Non-cash, stock-based compensation expense	5	(6)
Other	—	(4)
Adjusted EBITDA	$41	$104

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018 filed with the Securities and Exchange Commission on February 21, 2019, and the financial statements and accompanying notes to the financial statements included elsewhere herein.
Description of Business
Visteon Corporation (the "Company" or "Visteon") is a global technology company that designs, engineers and manufactures innovative cockpit electronics and connected car solutions for the world’s major vehicle manufacturers including Ford, Mazda, Renault/Nissan, General Motors, Volkswagen, Jaguar/Land Rover, Daimler, Honda and BMW. Visteon is headquartered in Van Buren Township, Michigan, and has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 10,000 employees, dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., primarily in Mexico, Bulgaria, Portugal, Germany, India and China.

Visteon is driving the smart, learning, digital cockpit of the future, to improve safety and the user experience. Visteon is a global leader in cockpit electronic products including digital instrument clusters, information displays, infotainment, head-up displays, telematics, SmartCore™ cockpit domain controllers, and the DriveCore™ autonomous driving platform. Visteon also delivers artificial intelligence based technologies, connected car, cybersecurity, interior sensing, embedded multimedia and smartphone connectivity software solutions.

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

•
Enhance Shareholder Returns - The Company has returned $3.25 billion to shareholders since 2015 through a combination of share repurchases and a one-time special distribution of $1.75 billion in 2016. As of March 31, 2019 the Company’s Board of Directors has authorized the repurchase of an additional $400 million of the Company’s shares through the December 31, 2020.

Executive Summary
The pie charts below highlight the sales breakdown for Visteon's Electronics segment for the three months ended March 31, 2019.
*Regional sales are based on the geographic region where sale originates and not where customer is located (excludes inter-regional eliminations ).
First quarter 2019 global light vehicle production decreased 6.7% over the same period last year with all regions showing declines from the same quarter of 2018.
Light vehicle production levels by geographic region for the three months ended March 31, 2019 and 2018 are provided below:

	Three Months Ended March 31
	2019	2018	Change
	(Units in Millions)
Global	22.7	24.3	(6.7)%
China	5.9	6.8	(13.5)%
Other Asia Pacific	5.7	5.7	(0.4)%
Europe	5.6	5.9	(4.9)%
Americas	5.0	5.2	(2.8)%
Other	0.5	0.7	(34.3)%
Source: IHS Automotive
The production environment for key Visteon customers continued to be depressed in the first quarter of 2019 compared to prior year and are projected to be lower on a year-on-year basis in the second quarter. In North America, particular customers are experiencing production declines as consumers continue to shift away from sedans. In both Europe and China, production levels have been impacted by uncertain macroeconomic factors.

First quarter results were negatively impacted by approximately $10 million of increased cost associated inefficiencies associated with a plant transfer in Mexico and launch challenges associated with a curved center information display. In addition, net engineering costs were higher than prior year due to timing.

Significant aspects of the Company's financial results during the three months period ended March 31, 2019 include the following:

•	The Company recorded sales of $737 million for the three months ended March 31, 2019, representing a decrease of $77 million when compared with the same period of 2018.

•	Gross margin was $66 million or 9.0% of sales for the three months ended March 31, 2019, representing a decrease of $63 million or 6.8% of sales compared to the same period of 2018.

•	Net income attributable to Visteon was $14 million for the three months ended March 31, 2019, compared to net income of $65 million for the same period of 2018.

•	As of March 31, 2019, total cash was $435 million, including $3 million of restricted cash, representing a $32 million lower balance as compared to $467 million as of December 31, 2018.

•
The Company generated $4 million of cash from operating activities during the three months ended March 31, 2019, compared to cash generated by operations of $81 million during the same period of 2018, representing a $77 million decrease.

Results of Operations - Three Months Ended March 31, 2019 and 2018
The Company's consolidated results of operations for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended March 31
	2019	2018	Better/(Worse)
	(Dollars in Millions)
Sales	$737	$814	$(77)
Cost of sales	(671)	(685)	14
Gross margin	66	129	(63)
Selling, general and administrative expenses	(57)	(44)	(13)
Restructuring expense	(1)	(5)	4
Interest expense, net	(2)	(2)	—
Equity in net income of non-consolidated affiliates	3	3	—
Other income, net	2	7	(5)
Benefit (provision) for income taxes	5	(21)	26
Net income from continuing operations	16	67	(51)
Income from discontinued operations	—	2	(2)
Net income	16	69	(53)
Net income attributable to non-controlling interests	(2)	(4)	2
Net income attributable to Visteon Corporation	$14	$65	$(51)
Adjusted EBITDA*	$41	$104	$(63)
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Sales, Cost of Sales and Gross Margin

	Sales	Cost of Sales
	(Dollars in Millions)
Three months ended March 31, 2018	$814	$(685)
Volume, mix, and net new business	(50)	19
Currency	(24)	17
VFAE consolidation	12	(10)
Customer pricing and other	(15)	—
Engineering costs, net excluding currency	—	(21)
Net cost performance	—	9
Three months ended March 31, 2019	$737	$(671)
Sales for the three months ended March 31, 2019 totaled $737 million, which represents a decrease of $77 million compared with the same period of 2018. Unfavorable volumes and product mix, partially offset by net new business, decreased sales by $50 million. Unfavorable currency decreased sales by $24 million, primarily attributable to the Euro, Chinese Renminbi, Brazilian Real and Indian Rupee. Other reductions, primarily associated with customer pricing, decreased sales by $15 million. The consolidation of a previously non-consolidated affiliate, Changchun Visteon FAWAY Auto Electronics Co., Ltd, ("VFAE"), during the third quarter of 2018 increased sales $12 million.
Cost of sales decreased by $14 million for the three months ended March 31, 2019 compared with the same period in 2018. Volumes, and product mix, partially offset by net new business, decreased cost of sales by $19 million. Foreign currency decreased cost of sales by $17 million primarily attributable to the Euro, Chinese Renminbi, and Indian Rupee. The consolidation of VFAE during the third quarter of 2018 increased cost of sales $10 million. Engineering costs, net increased cost of sales $21 million. Net cost performance, including material, design and usage economics partially offset by inefficiencies associated with a plant transfer in Mexico and launch challenges associated with a curved center information display decreased cost of sales by $9 million.

A summary of net engineering costs is shown below:

	Three Months Ended March 31
	2019	2018
	(Dollars in Millions)
Gross engineering costs	$(108)	$(95)
Engineering recoveries	23	27
Engineering costs, net	$(85)	$(68)

Net engineering costs, included in cost of sales, include gross engineering costs related to forward model program development and advanced engineering activities. Net engineering costs, including the impacts of currency, for the three months ended March 31, 2019 of $85 million were $17 million higher than the same period of 2018, primarily related to the timing of engineering recoveries and costs to support the Company's new business wins.

	Three Months Ended March 31
	2019		2018
	(Dollars in Millions)
		Percent of Sales		Percent of Sales
Sales	$737		$814
Cost of Sales, excluding engineering costs	(586)	(79.5)%	(617)	(75.8)%
Engineering costs, net	(85)	(11.5)%	(68)	(8.4)%
Gross Margin	$66	9.0%	$129	15.8%

Gross margin was $66 million or 9.0% of sales for the three months ended March 31, 2019 compared to $129 million or 15.8% of sales for the same period of 2018. Gross margin was impacted by $31 million from unfavorable volumes and product mix, partially offset by net new business. Unfavorable currency of $7 million reflected the Brazilian Real, Euro, Chinese Renminbi, and Indian Rupee. Higher engineering expense, excluding currency, decreased gross margin by $21 million. Gross margin was impacted by unfavorable net cost performance of $4 million primarily due to customer pricing reductions, inefficiencies associated with a plant transfer in Mexico, and launch challenges associated with a curved center information display, which were partially offset by material, design and usage economics.
Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $57 million or 7.7% and $44 million or 5.4% of sales, during the three months ended March 31, 2019 and 2018, respectively. The increase is primarily related to higher stock compensation expense due to the non-recurrance of the resolution of a legal matter in 2018 as further described in Note 17, "Commitments and Contingencies."
Restructuring Expense
Electronics: During the first quarter of 2019, the Company recorded approximately $2 million of restructuring expenses related to severance and termination benefits associated with employees at Europe manufacturing facilities due to the end of life of certain products lines.
During the fourth quarter of 2016, the Company approved a restructuring program impacting engineering and administrative functions to further align the Company's footprint with its core product technologies and customers. During the three months ended March 31, 2018, the Company recorded approximately $5 million related to this program.
Other and Discontinued Operations: During the first quarter of 2018, the Company recorded approximately $1 million of restructuring expense associated with a former European Interiors facility related to settlement of employee severance litigation.
Interest Expense, Net
Interest expense, net, was $2 million for the three months ended March 31, 2019 and 2018.

Equity in Net Income of Non-Consolidated Affiliates
Equity in net income of non-consolidated affiliates was $3 million for the three month periods ending March 31, 2019 and 2018. The income is primarily attributable to the Company's equity interest in Yanfeng Visteon Investment Company.
Other Income, Net
Other income, net consists of the following:

	Three Months Ended March 31
	2019	2018
	(Dollars in Millions)
Pension financing benefits, net	$2	$3
Transformation initiatives	—	4
	$2	$7
Pension financing benefits, net include return on assets net of interest costs and other amortization.
Transformation initiatives include information technology separation costs, integration of acquired business, and financial and advisory services incurred in connection with the Company's transformation into a pure play cockpit electronics business. During the three months ended March 31, 2018, the Company recognized a $4 million benefit benefit related to the resolution of a legal matter as further described in Note 17, "Commitments and Contingencies."
Income Taxes
The Company's benefit for income taxes of $5 million for the three months ended March 31, 2019, represents a decrease of $26 million, when compared to a provision for income taxes of $21 million in the same period of 2018. The decrease in tax expense includes approximately $14 million attributable to the overall decrease in year-over-year earnings, including changes in the mix of earnings and differing tax rates between jurisdictions, and withholding taxes. During the first quarter of 2019, the closure of tax audits in Germany allowed the Company to initiate a tax planning strategy previously determined not to be prudent. This strategy provided the necessary positive evidence to support the future utilization of a portion of the Company’s deferred tax assets in Germany resulting in a $12 million discrete income tax benefit during the three months ended March 31, 2019.
Net Income
Net income attributable to Visteon was $14 million for the three months ended March 31, 2019, compared to net income of $65 million for the same period of 2018. The decrease of $51 million is primarily attributable to the decrease in gross margin including unfavorable volumes, customer pricing and product mix, unfavorable currency, increased engineering expense, inefficiencies associated with a plant transfer in Mexico and launch challenges associated with a curved center information display, which were partially offset by material, design and usage economics, and increased selling, general, and administrative expenses partially offset by decreased tax expense which included a $12 million discrete income tax benefit.
Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 19, "Segment Information") was $41 million for the three months ended March 31, 2019, representing a decrease of $63 million when compared with Adjusted EBITDA of $104 million for the same period of 2018. The decrease includes unfavorable volumes and product mix which reduced Adjusted EBITDA by $31 million. Foreign currency decreased Adjusted EBITDA by $5 million attributable to the Brazilian Real, Chinese Renminbi, Japanese Yen and Indian Rupee partially offset by the Euro. Higher engineering expense decreased gross margin by $21 million. Unfavorable net cost performance decreased Adjusted EBITDA by $6 million reflecting customer pricing, inefficiencies associated with a plant transfer in Mexico and launch challenges associated with a curved center information display, which were partially offset by material, design and usage economics.

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the three months ended March 31, 2019 and 2018, is as follows:

	Three Months Ended March 31
	2019	2018	Better/(Worse)
	(Dollars in Millions)
Net income attributable to Visteon Corporation	$14	$65	$(51)
Depreciation and amortization	25	22	3
Restructuring expense	1	5	(4)
Interest expense, net	2	2	—
Equity in net income of non-consolidated affiliates	(3)	(3)	—
Provision (benefit) for income taxes	(5)	21	(26)
Income from discontinued operations, net of tax	—	(2)	2
Net income attributable to non-controlling interests	2	4	(2)
Non-cash, stock-based compensation expense	5	(6)	11
Other	—	(4)	4
Adjusted EBITDA	$41	$104	$(63)
Liquidity
The Company's primary sources of liquidity are cash flows from operations, existing cash balances, and borrowings under available credit facilities, if necessary. The Company believes that funds generated from these sources will be adequate to fund its liquidity for current business requirements.
A substantial portion of the Company's cash flows from operations are generated by operations located outside of the United States. Accordingly, the Company utilizes a combination of cash repatriation strategies, including dividends and distributions, royalties, and intercompany arrangements to provide the funds necessary to meet obligations globally. The Company’s ability to access funds from its subsidiaries is subject to, among other things, customary regulatory and statutory requirements and contractual arrangements including joint venture agreements and local credit facilities. Moreover, repatriation efforts may be modified by the Company according to prevailing circumstances.
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
In the event that the Company's funding requirements exceed cash provided by its operating activities, the Company will meet such requirements by reducing existing cash balances, by drawing on its $300 million Revolving Credit Facility or other affiliate working capital lines, by seeking additional capital through debt or equity markets, or some combination thereof.
Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. During the first quarter of 2018, Moody's upgraded the Company's credit rating to Ba2 from Ba3 and Standard & Poor's Ratings Services reaffirmed the Company's credit rating of 'BB'. See Note 11, "Debt" to the accompanying consolidated financial statements for a more comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines which are utilized by the Company's consolidated joint ventures, had availability of $47 million as of March 31, 2019.

Cash Balances
As of March 31, 2019, the Company had total cash of $435 million, including $3 million of restricted cash. Cash balances totaling $267 million were located in jurisdictions outside of the United States, of which approximately $105 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017, but the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.
Other Items Affecting Liquidity
On January 15, 2018, Visteon's Board of Directors authorized the repurchase of an additional $300 million for a total authorization of $700 million of shares of the Company's common stock through 2020. As of March 31, 2019, $400 million of the authorization remains outstanding. Additional discussion regarding the Company's share repurchase activity is provided in Note 14, "Stockholders' Equity and Non-Controlling Interests."
During the three months ended March 31, 2019, cash contributions to the Company's defined benefit plans were approximately less than $1 million for the U.S. plans and $1 million for the non-U.S. plans. The Company estimates that cash contributions to its defined benefit pension plans will be $7 million in 2019.

During three months ended March 31, 2019, the Company paid $3 million related to restructuring activities. Management’s ongoing efforts to drive further operational improvements may cause the Company to incur additional restructuring charges.

Cash Flows
Operating Activities
The Company generated $4 million of cash from operating activities during the three months ended March 31, 2019, representing a $77 million decrease as compared to cash generated by operations of $81 million during the same period of 2018. The decrease in operating cash flows is primarily due to an unfavorable change in the amount of cash provided by changes in trade working capital of $71 million, and lower net income of $53 million. These items are partially offset by a lower use of cash related to changes in other current assets and liabilities of $27 million primarily related to favorable changes in capitalized reimbursable engineering costs and deferred income accruals.
Investing Activities
Cash used by investing activities during the three months ended March 31, 2019 totaled $34 million, compared to net cash used by investing activities of $41 million for the same period in 2018. Net cash used by investing activities during the three months ended March 31, 2019, included capital expenditures of $37 million which is partially offset by proceeds from non-consolidated affiliate loan repayments.
Cash used by investing activities during the three months ended March 31, 2018 totaled $41 million, primarily attributable to $44 million of capital expenditures which was partially offset by proceeds from non-consolidated affiliate loan repayments.
Financing Activities
Cash used by financing activities during the three months ended March 31, 2019, totaled $2 million, compared to a use of cash of $230 million during the same period in 2018, for a decrease of cash used by financing activities of $228 million. The reduction in cash used by financing activities is attributable to the non-recurrence of $200 million share repurchase transactions completed during the three months ended March 31, 2018.
Debt and Capital Structure
See Note 11, “Debt” to the consolidated financial statements included in Item 1.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.
Fair Value Measurement
See Note 16, “Fair Value Measurements and Financial Instruments” to the consolidated financial statements included in Item 1.
Recent Accounting Pronouncements
See Note 2, “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements in Item 1.

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
The primary market risks to which the Company is exposed include changes in currency exchange rates, interest rates and certain commodity prices. The Company manages these risks through operating actions including fixed price contracts with suppliers and cost sourcing arrangements with customers and through various derivative instruments. The Company's use of derivative instruments is strictly intended for hedging purposes to mitigate market risks pursuant to written risk management policies. Accordingly, derivative instruments are not used for speculative or trading purposes. The Company's use of derivative instruments creates exposure to credit loss in the event of non-performance by the counter-party to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Additionally, the Company's ability to utilize derivatives to manage market risk is dependent on credit conditions and market conditions given the current economic environment.
Foreign Currency Risk
The Company's cash flows are exposed to the risk of adverse changes in exchange rates as related to the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, dividends, investments in subsidiaries and anticipated foreign currency denominated transaction proceeds. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to mitigate the impact exchange rate variability on the Company's cash flows. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s current primary hedged currency exposures include the Japanese Yen, Euro, Thai Baht, and Mexican Peso. The Company utilizes a strategy of partial coverage for transactions in these currencies. The Company's policy requires that hedge transactions relate to a specific portion of the exposure not to exceed the aggregate amount of the underlying transaction.
In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars. The Company does not enter into currency exchange rate contracts to mitigate this exposure.
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $33 million and $32 million for currency derivative financial instruments as of March 31, 2019 and December 31, 2018, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
Interest Rate Risk
See Note 16, "Fair Value Measurements and Financial Instruments" to the consolidated financial statements included in Item 1 for additional information.
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

During the assessment of the effectiveness of the Company’s internal control over financial reporting at December 31, 2018, the Company identified a material weakness over the accounting for judicial deposits related to former employee litigation at a closed plant in Brazil. The Company recorded a correction in the 2018 consolidated financial statements as disclosed in Note 24 of the 2018 Form 10-K.

During the fiscal quarter ended March 31, 2019, in response to this material weakness, the Company implemented new control procedures to increase the precision level used in the review of judicial deposits and involvement in management review procedures.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements could not be prevented or detected on a timely basis. As a result of the 2018 correction, and due to the isolated nature of the issue, the related account balance is no longer material to the Company's consolidated financial statements, and are unlikely to be material in future periods. Therefore, the Company concluded this deficiency is no longer a material weakness.

As of March 31, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2019.
Internal Control over Financial Reporting
During the three months ended March 31, 2019, the Company implemented a new lease accounting system and process in response to the adoption of ASU No. 2016-02, "Leases (Topic 842)," effective January 1, 2019. This implementation resulted in a material change in a component of the Company's internal control over financial reporting. The operating effectiveness of these changes to the Company's internal control over financial reporting will be evaluated as part of its 2019 annual assessment.

Part II
Other Information

Item 1.	Legal Proceedings
See the information above under Note 17, "Commitments and Contingencies," to the consolidated financial statements which is incorporated herein by reference.

Item 1A.	Risk Factors
Certain risks described below update the risk factors in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2018.

Changes in the United Kingdom's economic and other relationships with the European Union could adversely affect the Company.

In June 2016, a majority of voters in the United Kingdom elected to withdraw from the European Union ("Brexit"). In March 2017, the United Kingdom formally notified the European Union of its intention to withdraw thereby triggering a two-year negotiation period which has now been extended to October 31, 2019, unless further extension is agreed to by the parties.  There remains significant uncertainty about the future relationship between the United Kingdom and the European Union, including the possibility of the United Kingdom leaving the European Union without a negotiated and bilaterally approved withdrawal plan.  The Company does not have manufacturing operations in the United Kingdom but does have significant sales in the United Kingdom from manufacturing facilities in the European Union.  In 2018, those sales were approximately $90 million.  In addition, our supply chain and that of our customers are highly integrated across the United Kingdom and the European Union, and we are highly dependent on the free flow of goods in those regions. The ongoing uncertainty and potential re-imposition of border controls and customs duties on trade between the United Kingdom and European Union nations could negatively impact our competitive position, supplier and customer relationships and financial performance. The ultimate effects of Brexit on us will depend on the specific terms of any agreement the United Kingdom and the European Union reach to provide access to each other’s respective markets.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the first quarter of 2019.

Item 6.	Exhibits
The exhibits listed on the "Exhibit Index" on Page 41 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated April 25, 2019.
31.2	Rule 13a-14(a) Certification of Executive Vice President, Chief Financial Officer dated April 25, 2019.
32.1	Section 1350 Certification of Chief Executive Officer dated April 25, 2019.
32.2	Section 1350 Certification of Executive Vice President, Chief Financial Officer dated April 25, 2019.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files as Exhibit 101 hereto are deemed not filed or part of a registration
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
Date: April 25, 2019