Form 10-Q
period 2019-06-30
VISTEON CORP
filed 2019-07-25
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number 001-15827
VISTEON CORPORATION
(Exact name of registrant as specified in its charter)

State of	Delaware		38-3519512
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
One Village Center Drive,	Van Buren Township,	Michigan	48111
(Address of principal executive offices)			(Zip code)
Registrant’s telephone number, including area code: (800)-VISTEON
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, Par Value $.01 Per Share	VC	The NASDAQ Stock Market LLC
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
Large accelerated filer  ✓  Accelerated filer  __   Non-accelerated filer __   Smaller reporting company  ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of July 24, 2019, the registrant had outstanding 24,954,249 shares of common stock.
Exhibit index located on page number 43.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.	Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Sales	$733	$758	$1,470	$1,572
Cost of sales	(663)	(654)	(1,334)	(1,339)
Gross margin	70	104	136	233
Selling, general and administrative expenses	(58)	(55)	(115)	(99)
Restructuring expense	—	(5)	(1)	(10)
Interest expense	(3)	(3)	(6)	(7)
Interest income	1	1	2	3
Equity in net income of non-consolidated affiliates	3	4	6	7
Other income, net	3	3	5	10
Income before income taxes	16	49	27	137
Provision for income taxes	(8)	(12)	(3)	(33)
Net income from continuing operations	8	37	24	104
Income (loss) from discontinued operations, net of tax	—	(1)	—	1
Net income	8	36	24	105
Net income attributable to non-controlling interests	(1)	(1)	(3)	(5)
Net income attributable to Visteon Corporation	$7	$35	$21	$100

Comprehensive income (loss)	$4	$(9)	$25	$83
Comprehensive income (loss) attributable to Visteon Corporation	$4	$(3)	$22	$79

Basic earnings (loss) per share:
Continuing operations	$0.25	$1.22	$0.75	$3.29
Discontinued operations	—	(0.03)	—	0.03
Basic earnings per share attributable to Visteon Corporation	$0.25	$1.19	$0.75	$3.32
Diluted earnings (loss) per share:
Continuing operations	$0.25	$1.20	$0.74	$3.26
Discontinued operations	—	(0.03)	—	0.03
Diluted earnings per share attributable to Visteon Corporation	$0.25	$1.17	$0.74	$3.29

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	June 30	December 31
	2019	2018
ASSETS
Cash and equivalents	$435	$463
Restricted cash	3	4
Accounts receivable, net	468	486
Inventories, net	187	184
Other current assets	190	159
Total current assets	1,283	1,296
Property and equipment, net	414	397
Intangible assets, net	126	129
Right to use assets, net	164	—
Investments in non-consolidated affiliates	48	42
Other non-current assets	157	143
Total assets	$2,192	$2,007
LIABILITIES AND EQUITY
Short-term debt	$54	$57
Accounts payable	447	436
Accrued employee liabilities	71	67
Current lease liabilities	29	—
Other current liabilities	161	161
Total current liabilities	762	721
Long-term debt	348	348
Employee benefits	252	257
Non-current lease liabilities	139	—
Deferred tax liabilities	26	23
Other non-current liabilities	72	76
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of June 30, 2019 and December 31, 2018)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 28 million shares outstanding as of June 30, 2019 and December 31, 2018)	1	1
Additional paid-in capital	1,338	1,335
Retained earnings	1,630	1,609
Accumulated other comprehensive loss	(215)	(216)
Treasury stock	(2,277)	(2,264)
Total Visteon Corporation stockholders’ equity	477	465
Non-controlling interests	116	117
Total equity	593	582
Total liabilities and equity	$2,192	$2,007

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS1
(Dollars in Millions)
(Unaudited)

	Six Months Ended June 30
	2019	2018
Operating Activities
Net income	$24	$105
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	49	45
Equity in net income of non-consolidated affiliates, net of dividends remitted	(6)	(7)
Non-cash stock-based compensation	11	—
Gains on transactions	—	(3)
Other non-cash items	5	2
Changes in assets and liabilities:
Accounts receivable	18	85
Inventories	(3)	(14)
Accounts payable	20	(8)
Other assets and other liabilities	(57)	(79)
Net cash provided from operating activities	61	126
Investing Activities
Capital expenditures, including intangibles	(71)	(69)
Loan repayments from non-consolidated affiliates	2	2
Other	2	1
Net cash used by investing activities	(67)	(66)
Financing Activities
Short-term debt, net	(3)	(16)
Repurchase of common stock	(20)	(200)
Distribution payments	—	(14)
Other	—	(3)
Net cash used by financing activities	(23)	(233)
Effect of exchange rate changes on cash	—	(8)
Net decrease in cash	(29)	(181)
Cash and restricted cash at beginning of the period	467	709
Cash and restricted cash at end of the period	$438	$528
1The Company has combined cash flows from discontinued and continuing operations within the operating and financing categories.

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in Millions)
(Unaudited)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2018	$1	$1,335	$1,609	$(216)	$(2,264)	$465	$117	$582
Net income	—	—	14	—	—	14	2	16
Other comprehensive income	—	—	—	4	—	4	1	5
Stock-based compensation, net	—	(5)	—	—	7	2	—	2
Dividends payable	—	2	—	—	—	2	(2)	—
March 31, 2019	$1	$1,332	$1,623	$(212)	$(2,257)	$487	$118	$605
Net income	—	—	7	—	—	7	1	8
Other comprehensive loss	—	—	—	(3)	—	(3)	(1)	(4)
Stock-based compensation, net	—	6	—	—	—	6	—	6
Repurchase of shares of common stock	—	—	—	—	(20)	(20)	—	(20)
Dividends payable	—	—	—	—	—	—	(2)	(2)
June 30, 2019	$1	$1,338	$1,630	$(215)	$(2,277)	$477	$116	$593

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2017	$1	$1,339	$1,445	$(174)	$(1,974)	$637	$124	$761
Net income	—	—	65	—	—	65	4	69
Other comprehensive income	—	—	—	17	—	17	6	23
Stock-based compensation, net	—	(18)	—	—	5	(13)	—	(13)
Repurchase of shares of common stock	—	(30)	—	—	(170)	(200)	—	(200)
Dividends payable	—	—	—	—	—	—	(25)	(25)
March 31, 2018	$1	$1,291	$1,510	$(157)	$(2,139)	$506	$109	$615
Net income	—	—	35	—	—	35	1	36
Other comprehensive loss	—	—	—	(38)	—	(38)	(7)	(45)
Stock-based compensation, net	—	11	—	—	2	13		13
Dividends payable	—	—	—	—	—	—	(3)	(3)
June 30, 2018	$1	$1,302	$1,545	$(195)	$(2,137)	$516	$100	$616

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. Summary of Significant Accounting Policies
The unaudited consolidated financial statements of Visteon Corporation (the "Company" or "Visteon") have been prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP") have been condensed or omitted pursuant to such rules and regulations. These interim consolidated financial statements include all adjustments (consisting of normal recurring adjustments, except as otherwise disclosed) that management believes are necessary for a fair presentation of the results of operations, financial position and cash flows of the Company for the interim periods presented. Interim results are not necessarily indicative of full-year results.
Other Income, net:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Dollars in Millions)
Pension financing benefits, net	$3	$3	$5	$6
Transformation initiatives	—	—	—	4
	$3	$3	$5	$10

Pension financing benefits, net include return on assets net of interest costs and other amortization.
Transformation initiatives for the six months ended June 30, 2018 include a $4 million benefit on settlement of litigation matters with the Company’s former President and Chief Executive Officer (“former CEO”) as further described in Note 18, "Commitments and Contingencies."

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

The Company adopted the standard January 1, 2019, by applying the modified retrospective method without restatement of comparative periods' financial information, as permitted by the transition guidance. The standard had a material impact on the Company's consolidated balance sheets, but did not have an impact on its consolidated results of operations and cash flows. The most significant impact was the recognition of ROU assets and lease liabilities for operating leases, while the Company's accounting for finance leases remained substantially unchanged. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $172 million and $176 million, respectively, as of January 1, 2019. For additional information, refer to Note 10, "Leases."
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
NOTE 2. Revenue Recognition
Disaggregated revenue by geographical market and product lines is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Dollars in Millions)
Geographical Markets (a)
Europe	$243	$261	$505	$536
Americas	206	205	396	431
China Domestic	121	93	229	191
China Export	65	73	134	162
Other Asia-Pacific	142	174	299	353
Eliminations	(44)	(48)	(93)	(101)
	$733	$758	$1,470	$1,572
(a) Company sales based on geographic region where sale originates and not where customer is located.

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Dollars in Millions)
Product Lines
Instrument clusters	$323	$307	$637	$633
Audio and infotainment	184	194	380	402
Information displays	122	126	245	266
Body and security	32	30	64	61
Climate controls	20	31	41	71
Telematics	11	16	22	34
Other	41	54	81	105
	$733	$758	$1,470	$1,572

During the three and six months ended June 30, 2019 and 2018, the Company recognized approximately $4 million and $11 million and $3 million and $11 million net increases in transaction price related to performance obligations satisfied in previous periods, respectively. The Company has no material contract assets, contract liabilities or capitalized contract acquisition costs as of June 30, 2019.

NOTE 3. Segment Information
Financial results for the Company's reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's chief operating decision maker in allocating resources and in assessing performance. The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company’s segment primarily based on net sales, before elimination of inter-company shipments, Adjusted EBITDA (a non-GAAP financial measure, as defined below) and operating assets. As the Company has one reportable segment, net sales, total assets, depreciation, amortization and capital expenditures are equal to consolidated results.

The Company’s current reportable segment is Electronics, which provides vehicle cockpit electronics products to customers, including instrument clusters, information displays, infotainment systems, audio systems, telematics solutions and head-up displays.
Adjusted EBITDA
The Company defines Adjusted EBITDA as net income attributable to the Company adjusted to eliminate the impact of depreciation and amortization, restructuring expense, net interest expense, equity in net income of non-consolidated affiliates, gain and loss on divestiture, provision for income taxes, discontinued operations, net income attributable to non-controlling interests, non-cash stock-based compensation expense, and other gains and losses not reflective of the Company's ongoing operations.

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

The reconciliation of net income attributable to Visteon to Adjusted EBITDA is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Dollars in Millions)
Net income attributable to Visteon Corporation	$7	$35	$21	$100
Depreciation and amortization	24	23	49	45
Non-cash, stock-based compensation expense	6	6	11	—
Provision for income taxes	8	12	3	33
Interest expense, net	2	2	4	4
Net income attributable to non-controlling interests	1	1	3	5
Restructuring expense	—	5	1	10
Loss (income) from discontinued operations, net of tax	—	1	—	(1)
Equity in net income of non-consolidated affiliates	(3)	(4)	(6)	(7)
Other	1	—	1	(4)
Adjusted EBITDA	$46	$81	$87	$185

NOTE 4. Earnings Per Share
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
The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(In Millions, Except Per Share Amounts)
Numerator:
Net income from continuing operations attributable to Visteon	$7	$36	$21	$99
Net income (loss) from discontinued operations attributable to Visteon	—	(1)	—	1
Net income attributable to Visteon	$7	$35	$21	$100
Denominator:
Average common stock outstanding - basic	28.1	29.6	28.1	30.1
Dilutive effect of performance based share units and other	0.1	0.3	0.1	0.3
Diluted shares	28.2	29.9	28.2	30.4
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon:
Continuing operations	$0.25	$1.22	$0.75	$3.29
Discontinued operations	—	(0.03)	—	0.03
	$0.25	$1.19	$0.75	$3.32
Diluted earnings (loss) per share attributable to Visteon:
Continuing operations	$0.25	$1.20	$0.74	$3.26
Discontinued operations	—	(0.03)	—	0.03
	$0.25	$1.17	$0.74	$3.29

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
Electronics
During the first quarter of 2019, the Company approved a restructuring program impacting two European manufacturing facilities due to the end of life of certain product lines. During the six months ended June 30, 2019, the Company recorded approximately $2 million of restructuring expenses related to this program approximately $1 million remains accrued as of June 30, 2019.
During the third quarter of 2018, the Company approved a restructuring program impacting engineering and administrative functions to optimize operations. The Company has recorded approximately $18 million of net restructuring expenses since inception and expects to incur up to $25 million under this program. As of June 30, 2019, approximately $7 million remains accrued.
During the second quarter of 2018, the Company approved restructuring programs impacting employee severance and termination benefit expenses of legacy employees at a South America facility and employees at North America manufacturing facilities due to the wind-down of certain products. During the six months ended June 30, 2018, the Company recorded approximately $5 million of restructuring expense under these programs and approximately $3 million remains accrued as of June 30, 2019.

During the fourth quarter of 2016, the Company approved a restructuring program impacting engineering and administrative functions to further align the Company's footprint with its core product technologies and customers. During the three and six months ended June 30, 2018, the Company recorded approximately less than $1 million and $5 million of restructuring expenses, respectively under this program. As of June 30, 2019, approximately $1 million remains accrued for the restructuring program as it is considered substantially complete.
Other and Discontinued Operations
During the first half of 2018, the Company recorded approximately $1 million of restructuring expense associated with a former European Interiors facility related to settlement of employee severance litigation.
As of June 30, 2019, the Company has retained approximately $2 million of restructuring reserves as part of the Interiors Divestiture associated with previously announced programs for the fundamental reorganization of operations at facilities in Brazil and France.
Restructuring Reserves
Restructuring reserve balances of $14 million and $23 million as of June 30, 2019 and December 31, 2018, respectively, are classified as "Other current liabilities" on the consolidated balance sheets. The Company anticipates that the activities associated with the current restructuring reserve balance will be substantially complete within one year. The Company’s consolidated restructuring reserves and related activity are summarized below, including amounts associated with discontinued operations.

	Electronics	Other and Discontinued Operations	Total
	(Dollars in Millions)
December 31, 2018	$20	$3	$23
Expense	2	—	2
Utilization	(3)	—	(3)
Change in estimate	(1)	(1)	(2)
Foreign currency	(1)	—	(1)
March 31, 2019	$17	$2	$19
Expense	2	—	2
Utilization	(5)	—	(5)
Change in estimate	(2)	—	(2)
June 30, 2019	$12	$2	$14

NOTE 6. Non-Consolidated Affiliates
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
Visteon and Yangfeng Automotive Trim Systems Co. Ltd. ("YF") each own 50% of a joint venture under the name of Yanfeng Visteon Investment Co., Ltd. ("YFVIC"). In October 2014, YFVIC completed the purchase of YF’s 49% direct ownership in Yanfeng Visteon Automotive Electronics Co., Ltd ("YFVE") a consolidated joint venture of the Company. The purchase by YFVIC was financed through a shareholder loan from YF and external borrowings which were guaranteed by Visteon. The guarantee contains standard non-payment provisions to cover the borrowers in event of non-payment of principal, accrued interest, and other fees, and the loan is expected to be fully paid by September 2019.
The Company determined that YFVIC is a VIE. The Company holds a variable interest in YFVIC primarily related to its ownership interests and subordinated financial support. The Company and YF each own 50% of YFVIC and neither entity has the power to control the operations of YFVIC; therefore, the Company is not the primary beneficiary of YFVIC and does not consolidate the joint venture.
A summary of the Company's investments in YFVIC is provided below:

	June 30	December 31
	2019	2018
	(Dollars in Millions)
Payables due to YFVIC	$18	$17
Exposure to loss in YFVIC:
Investment in YFVIC	$44	$38
Receivables due from YFVIC	35	36
Subordinated loan receivable from YFVIC	18	20
Loan guarantee of YFVIC debt	11	11
Maximum exposure to loss in YFVIC	$108	$105

NOTE 7. Inventories
Inventories, net consist of the following components:

	June 30	December 31
	2019	2018
	(Dollars in Millions)
Raw materials	$121	$124
Work-in-process	23	26
Finished products	43	34
	$187	$184

NOTE 8. Intangible Assets, net
Intangible assets, net are comprised of the following:

		June 30, 2019
	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles
		(Dollars in Millions)
Definite-Lived:
Developed technology	8	$40	$(33)	$7
Customer related	10	90	(46)	44
Capitalized software development	4	21	(4)	17
Other	21	14	(3)	11
Subtotal		165	(86)	79
Indefinite-Lived:
Goodwill		47	—	47
Total		$212	$(86)	$126

A roll-forward of the carrying amounts of intangible assets is presented below:

	December 31, 2018			June 30, 2019
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Additions	Amortization Expense	Net Intangibles
	(Dollars in Millions)
Definite-Lived:
Developed technology	$40	$(31)	$9	$—	$(2)	$7
Customer related	90	(42)	48	—	(4)	$44
Capitalized software development	16	(3)	13	5	(1)	$17
Other	14	(2)	12	—	(1)	$11
Subtotal	160	(78)	82	5	(8)	$79
Indefinite-Lived:
Goodwill	47	—	47	—	—	$47
Total	$207	$(78)	$129	$5	$(8)	$126

During the three and six months ended June 30, 2019 and 2018 the Company recorded approximately $4 million and $8 million, and $3 million and $7 million of amortization expense related to definite-lived intangible assets, respectively. The Company currently estimates annual amortization expense to be $18 million for 2019, $16 million for 2020, $11 million for 2021, $11 million for 2022, and $8 million for 2023. Indefinite-lived intangible assets are not amortized but are tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired. There were no indicators of impairment during the six months ended June 30, 2019.

NOTE 9. Other Assets
Other current assets are comprised of the following components:

	June 30	December 31
	2019	2018
	(Dollars in Millions)
Recoverable taxes	$65	$46
Contractually reimbursable engineering costs	41	40
Joint venture receivables	40	37
Prepaid assets and deposits	24	20
China bank notes	15	12
Other	5	4
	$190	$159

The Company sold $36 million and $14 million of China bank notes during the six months ended June 30, 2019 and 2018 respectively. As of June 30, 2019, $10 million remains outstanding and will mature by the end of the fourth quarter of 2019. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature.
Other non-current assets are comprised of the following components:

	June 30	December 31
	2019	2018
	(Dollars in Millions)
Deferred tax assets	$59	$45
Recoverable taxes	31	33
Contractually reimbursable engineering costs	25	29
Joint venture receivables	18	20
Other	24	16
	$157	$143

Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of approximately $19 million during the remainder of 2019, $34 million in 2020, $9 million in 2021, $1 million in 2022 and $3 million in 2023 and beyond.
NOTE 10. Leases
The Company has operating leases primarily for corporate offices, technical and engineering centers, customer centers, vehicles and certain equipment. As of June 30, 2019 assets and related accumulated depreciation recorded under finance leasing arrangements were not material.

The Company elected the package of practical expedients permitted under the transition guidance within the new lease standard, which among other things, allows the Company to carryforward the historical lease classification. The Company elected to combine lease components (e.g., fixed payments including rent, real estate taxes and insurance costs) with non-lease components (e.g., fixed common-area maintenance costs). The Company also elected to apply the practical expedient related to land easements, allowing the Company to carry forward its current accounting treatment for land easements on existing agreements.
Certain leases include one or more options to renew, with renewal terms that can extend the lease term from one to 30 years or more, leases may also include options to purchase the leased property or to terminate the leases. The depreciable life of assets and leasehold improvements are limited by the expected lease term, unless there is a transfer of title or purchase option reasonably certain of exercise.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. As most of the Company's leases do not provide an implicit rate, the Company is applying its incremental borrowing rate based on corporate rates. The incremental borrowing rate is applied to the tranches of leases based on lease term, regardless of the asset class. For the three and six months ended June 30, 2019, the weighted average remaining lease term and discount rate were 7 years and 4.5%, respectively.

The components of lease expense is as follows:

	Three Months Ended June 30	Six Months Ended June 30
	2019
	(Dollars in Millions)
Operating lease cost (includes immaterial variable lease costs)	$(11)	$(21)
Short-term lease cost	—	(1)
Sublease income	1	2
Total lease cost	$(10)	$(20)

Other information related to leases is as follows:

Six Months Ended June 30
2019
(Dollars in Millions)
Cash flows from operating leases	$19
Right-of-use assets obtained in exchange for lease obligations	$19

Future minimum lease payments under non-cancellable leases is as follows:

(Dollars in Millions)
2019 (excluding the six months ended June 30, 2019)	$13
2020	33
2021	26
2022	24
2023	22
2024 and thereafter	71
Total future minimum lease payments	189
Less imputed interest	21
Total lease liabilities	$168

NOTE 11. Debt
The Company’s short and long-term debt consists of the following:

	June 30	December 31
	2019	2018
	(Dollars in Millions)
Short-Term Debt:
Short-term borrowings	$54	$57

Long-Term Debt:
Term debt facility	$348	$348

Short-Term Debt
Short-term borrowings are primarily related to the Company's non-U.S. joint ventures and are payable in Chinese Renminbi and India Rupee. Available borrowings on outstanding affiliate credit facilities as of June 30, 2019, are approximately $74 million and certain of these facilities have pledged assets as security.
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
The Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, and contains customary events of default. The Revolving Credit Facility also requires that the Company maintain a total net leverage ratio no greater than 3.00:1.00. During any period when the Company’s corporate and family ratings meet investment grade ratings, certain of the negative covenants will be suspended. As of June 30, 2019, the Company was in compliance with all its debt covenants.
In connection with the second amendment both the Term Facility and Revolving Credit Facility during 2017, the Company recorded $1 million of interest expense and deferred $2 million of costs as a non-current asset. The deferred costs are being amortized over the term of the debt facilities. As of June 30, 2019, the amended Term Facility remains at $350 million of aggregate principal outstanding and there were no borrowings under the amended Revolving Credit Facility.

Other
The Company has a $5 million letter of credit facility, whereby the Company is required to maintain a collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of June 30, 2019. Additionally, the Company had $14 million of locally issued letters of credit with less than $1 million of collateral as of June 30, 2019, to support various tax appeals, customs arrangements and other obligations at its local affiliates.
NOTE 12. Other Liabilities
Other current liabilities are summarized as follows:

	June 30	December 31
	2019	2018
	(Dollars in Millions)
Product warranty and recall accruals	$38	$34
Rent and royalties	21	14
Deferred income	19	16
Joint venture payables	18	17
Non-income taxes payable	15	13
Restructuring reserves	14	23
Income taxes payable	9	15
Dividends payable to non-controlling interests	5	3
Other	22	26
	$161	$161

Other non-current liabilities are summarized as follows:

	June 30	December 31
	2019	2018
	(Dollars in Millions)
Derivative financial instruments	$21	$18
Product warranty and recall accruals	16	14
Deferred income	9	14
Income tax reserves	5	6
Non-income tax reserves	4	5
Other	17	19
	$72	$76

NOTE 13. Employee Benefit Plans
Defined Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended June 30, 2019 and 2018 were as follows:

	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
	(Dollars in Millions)
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$(1)	$(1)
Pension financing benefit (cost):
Interest cost	(7)	(7)	(2)	(2)
Expected return on plan assets	10	10	3	3
Amortization of losses and other	—	—	(1)	(1)
Net pension benefit (cost)	$3	$3	$(1)	$(1)
The Company's net periodic benefit costs for all defined benefit plans for the six month periods ended June 30, 2019 and 2018 were as follows:

	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
	(Dollars in Millions)
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$(1)	$(1)
Pension financing benefit (cost):
Interest cost	(15)	(14)	(4)	(4)
Expected return on plan assets	20	20	5	5
Amortization of losses and other	—	—	(1)	(1)
Restructuring related pension cost:
Special termination benefits	—	(1)	—	—
Net pension benefit (cost)	$5	$5	$(1)	$(1)

During the six months ended June 30, 2019, cash contributions to the Company's defined benefit plans were approximately less than $1 million for the U.S. plans and $3 million for the non-U.S. plans. The Company estimates that cash contributions to its defined benefit pension plans will be $7 million in 2019.
NOTE 14. Income Taxes
During the three and six month periods ended June 30, 2019, the Company recorded a provision for income tax on continuing operations of $8 million and $3 million, respectively, which reflects income tax expense in countries where the Company is profitable; accrued withholding taxes; ongoing assessments related to the recognition and measurement of uncertain tax benefits; the inability to record a tax benefit for pretax losses and/or recognize expense for pretax income in certain jurisdictions (including the U.S.) due to valuation allowances; and other non-recurring tax items, including changes in judgment about valuation allowances. Pretax losses from continuing operations in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $33 million and $8 million for the six month periods ended June 30, 2019 and 2018, respectively, resulting in an increase in the Company's effective tax rate in those years.
The Company provides for U.S. and non-U.S. income taxes and non-U.S. withholding taxes on the projected future repatriations of the earnings from its non-U.S. operations that are not considered permanently reinvested at each tier of the legal entity structure. During the six month periods ended June 30, 2019 and 2018, the Company recognized expense primarily related to non-U.S. withholding taxes, including exchange impacts, of $3 million and $4 million, respectively, reflecting the Company's forecasts which contemplate numerous financial and operational considerations that impact future repatriations.

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
Unrecognized Tax Benefits
Gross unrecognized tax benefits as of June 30, 2019 and December 31, 2018, including amounts attributable to discontinued operations, were $10 million in both years. Of these amounts approximately $3 million and $4 million as of June 30, 2019 and December 31, 2018, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. If the uncertainty is resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at June 30, 2019 and December 31, 2018 was $2 million in both years.

With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2014, or state, local or non-U.S. income tax examinations for years before 2003, although U.S. net operating losses carried forward into open tax years technically remain open to adjustment. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in the U.S., Europe, Asia and Mexico could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) in the amount of $5 million is included in "Other non-current liabilities" on the consolidated balance sheet.
During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) related to the sale of its chassis business to a third party, which required a deposit in the amount of $15 million during 2013 necessary to open a judicial proceeding against the government in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities after attempts to reopen an appeal of the administrative decision failed. Adjusted for currency impacts and accrued interest, the deposit amount is approximately $14 million, as of June 30, 2019. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments, as well as income tax refund claims associated with other jurisdictions, total $18 million as of June 30, 2019, and are included in "Other non-current assets" on the consolidated balance sheet.
NOTE 15. Stockholders’ Equity and Non-controlling Interests
Share Repurchase Program
On January 9, 2017, the Company's Board of Directors authorized $400 million of share repurchases of common stock through March 2018. On January 15, 2018, the Company's Board of Directors authorized an additional $300 million of share repurchases, for a total authorization of $700 million, of its shares of common stock through December 2020.
During 2018, the Company entered into various programs with third-party financial institutions to purchase a total of approximately 2.8 million shares of Visteon common stock at an average price of $106.92 for an aggregate purchase amount of $300 million.

During the six months ended June 30, 2019, the Company has purchased a total of 322,120 shares of Visteon common stock at an average price of $62.06 for an aggregate purchase amount of $20 million pursuant to various programs with third-party financial institutions.

As of June 30, 2019, the Company may execute up to $380 million additional share repurchases under the Board of Directors authorization which expires on December 31, 2020.

Stock-based Compensation
During the six months ended June 30, 2018, equity increased $13 million due to the forfeiture of unvested shares for a litigation matter with the Company's former CEO as further described in Note 18, "Commitments and Contingencies," classified as a benefit of $10 million to selling, general and administrative expenses and a $3 million benefit classified as discontinued operations.

Non-Controlling Interests

The Company's non-controlling interests are as follows:

	June 30	December 31
	2019	2018
	(Dollars in Millions)
Yanfeng Visteon Automotive Electronics Co., Ltd.	$58	$56
Shanghai Visteon Automotive Electronics, Co., Ltd.	41	43
Changchun Visteon FAWAY Electronics, Co., Ltd.	16	15
Other	1	3
	$116	$117

During the six months ended June 30, 2019, the Company paid less than a $1 million to purchase the remaining shares of a previous non-controlling interest.

Accumulated Other Comprehensive Loss

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Dollars in Millions)
Changes in AOCI:
Beginning balance	$(212)	$(157)	$(216)	$(174)
Other comprehensive (loss) income before reclassification, net of tax	(1)	(39)	4	(22)
Amounts reclassified from AOCI	(2)	1	(3)	1
Ending balance	$(215)	$(195)	$(215)	$(195)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(142)	$(80)	$(142)	$(100)
Other comprehensive income (loss) before reclassification, net of tax (a)	2	(49)	2	(29)
Ending balance	(140)	(129)	(140)	(129)
Net investment hedge
Beginning balance	1	(18)	(5)	(12)
Other comprehensive (loss) income before reclassification, net of tax (a)	—	8	7	2
Amounts reclassified from AOCI	(2)	—	(3)	—
Ending balance	(1)	(10)	(1)	(10)
Benefit plans
Beginning balance	(71)	(63)	(71)	(63)
Other comprehensive income before reclassification, net of tax (b)	1	1	1	1
Amounts reclassified from AOCI (c)	—	1	—	1
Ending balance	(70)	(61)	(70)	(61)
Unrealized hedging gain (loss)
Beginning balance	—	4	2	1
Other comprehensive (loss) income before reclassification, net of tax (c)	(4)	1	(6)	4
Ending balance	(4)	5	(4)	5
Total AOCI	$(215)	$(195)	$(215)	$(195)
(a) There were no income tax effects for either period due to the valuation allowance.
(b) Net tax expense was less than $1 million related to benefit plans for the three and six months ended June 30, 2019 and 2018.
(c) For the three and six months ended June 30, 2019, there were no income tax effects related to unrealized hedging gain (loss) due to the valuation allowance. Net tax benefit was less than $1 million related to unrealized hedging gain (loss) for the three months ended June 30, 2018. Net tax expense was less than $1 million related to unrealized hedging gain (loss) for the six months ended June 30, 2018.

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
As of June 30, 2019, and December 31, 2018, the Company had foreign currency derivative instruments with aggregate notional value of approximately $13 million and $23 million, respectively. The fair value of these derivatives is an asset of $1 million, as of June 30, 2019, and December 31, 2018. The difference between the gross and net value of these derivatives after offset by counter party is not material.
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
As of June 30, 2019 the Company had cross currency swaps with an aggregate notional value of $250 million and aggregate fair value of these derivatives is a liability of $12 million and $16 million recorded in other non-current liabilities, net at June 30, 2019, and December 31, 2018, respectively. The amount of accumulated other income expected to be reclassified into earnings within the next 12 months is a gain of approximately $7 million.
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
As of June 30, 2019 and December 31, 2018, the Company had an aggregate notional value of interest rate swap transactions of $250 million. The aggregate fair value of these derivative transactions as of June 30, 2019 and December 31, 2018 was a non-current liability of approximately $8 million and $2 million, respectively. As of June 30, 2019, a gain of less than $1 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the three and six months ended June 30, 2019 and 2018 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)		Recorded in Income (Loss)
	2019	2018	2019	2018	2019	2018
	(Dollars in Millions)
Three months ended June 30, 2019
Foreign currency risk - Sales:
Cash flow hedges	$—	$(1)	$—	$—	$—	$—
Non-designated cash flow hedges	—	—	—	—	—	(1)
Foreign currency risk - Cost of sales:
Cash flow hedges	—	1	—	—	—	—
Non-designated cash flow hedges	—	—	—	—	—	1
Interest rate risk - Interest expense, net:
Interest rate swap	(4)	1	—	—	—	—
Net investment hedges	—	8	2	—	—	—
	$(4)	$9	$2	$—	$—	$—
Six months ended June 30, 2019
Foreign currency risk - Sales:
Cash flow hedges	$—	$—	$—	$—	$—	$—
Non-designated cash flow hedges	—	—	—	—	—	—
Foreign currency risk - Cost of sales:
Cash flow hedges	—	2	—	—	—	—
Non-designated cash flow hedges	—	—	—	—	—	1
Interest rate risk - Interest expense, net:
Interest rate swap	(6)	2	—	—	—	—
Net investment hedges	7	2	3	—	—	—
	$1	$6	$3	$—	$—	$1

Items Not Carried at Fair Value
The Company's fair value of debt was approximately $393 million and $388 million as of June 30, 2019 and December 31, 2018, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2, "Other Observable Inputs" in the fair value hierarchy.
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
The Company's credit risk with any single customer does not exceed ten percent of total accounts receivable except for Ford and its affiliates which represent 14% and 14%, and Renault/Nissan which represents 14% and 11%, of the balance as of June 30, 2019 and December 31, 2018, respectively.

NOTE 17. Discontinued Operations
The Company completed the sale of the majority of its global Climate business (the "Climate Transaction") during 2015 and completed the divestiture of its global Interiors business in 2016 (the "Interiors Divestiture"). These transactions met the conditions required to qualify for discontinued operations reporting and accordingly the settlement of retained contingencies have been classified in income from discontinued operations, net of tax, in the consolidated statements of comprehensive income for the three and six months ended June 30, 2019 and 2018.
Discontinued operations are summarized as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
	(Dollars in Millions)
Cost of sales	$—	$—	$(1)	$—
Selling, general and administrative expenses	—	(1)	—	(1)
Restructuring, net	—	—	1	(1)
Gain on divestitures	—	—	—	3
Income (loss) from discontinued operations, net of tax	$—	$(1)	$—	$1

During the first six months of 2018, the Company recognized a $3 million benefit on settlement of litigation matters with its former CEO as further described in Note 18, "Commitments and Contingencies."
NOTE 18. Commitments and Contingencies
Litigation and Claims
The dispute between the Company and its former CEO was resolved in the first quarter of 2018. Pursuant to the resolution, the Company recognized $17 million of pre-tax income, representing the forfeiture of stock based awards and release of other liabilities accrued during prior periods. The benefit is classified as a reduction to selling, general and administrative expenses of $10 million, a benefit to "Other income, net" of $4 million, and a benefit to discontinued operations of $3 million during the six months ended June 30, 2018.

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
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. The Company maintained accruals of approximately $14 million for claims aggregating approximately $83 million in Brazil as of June 30, 2019. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
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
As part of the agreements of the Climate Transaction and Interiors Divestiture, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of June 30, 2019, the Company has approximately $5 million and $1 million of outstanding guarantees, related to the divested Climate and Interiors entities, respectively. These guarantees will generally cease upon expiration of current lease agreement which expire in 2026 and 2021 for the Climate and Interiors entities, respectively.
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
The following table provides a reconciliation of changes in the product warranty and recall claims liability:

	Six Months Ended June 30
	2019	2018
	(Dollars in Millions)
Beginning balance	$48	$49
Accruals for products shipped	10	9
Changes in estimates	1	(2)
Specific cause actions	3	3
Recoverable warranty/recalls	—	2
Foreign currency	1	(1)
Settlements	(9)	(12)
Ending balance	$54	$48

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of June 30, 2019 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

Strategic Priorities

Visteon is a technology-focused, pure-play supplier of automotive cockpit electronics. The cockpit electronics business is growing faster than underlying vehicle production, expected to grow by more than 1.5 times over the next five years. The industry is shifting from analog to digital, towards device and cloud connectivity, electric vehicles and advanced safety and autonomous.
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

•
Enhance Shareholder Returns - The Company has returned approximately $3.3 billion to shareholders since 2015 through a combination of share repurchases and a one-time special distribution of $1.75 billion in 2016. As of June 30, 2019 the Company’s Board of Directors has authorized the repurchase of an additional $380 million of the Company’s shares through December 31, 2020.

Executive Summary
The pie charts below highlight the sales breakdown for Visteon's Electronics segment for the three and six months ended June 30, 2019.
Three Months Ended June 30, 2019
Six Months Ended June 30, 2019
*Regional sales are based on the geographic region where sale originates and not where customer is located (excludes inter-regional eliminations ).
Second quarter 2019 global light vehicle production decreased 7.5% over the same period last year. Most regions have declined year over year with China showing an above average decrease of 16.2% from the same quarter of 2018.
Light vehicle production levels by geographic region for the six months ended June 30, 2019 and 2018 are provided below:

	Three Months Ended June 30			Six Months Ended June 30
	2019	2018	Change	2019	2018	Change
	(Units in Millions)
Global	22.3	24.1	(7.5)%	45.2	48.4	(6.7)%
China	5.6	6.7	(16.2)%	11.7	13.5	(13.5)%
Other Asia Pacific	5.5	5.5	0.1%	11.1	11.2	(0.2)%
Europe	5.6	6.0	(6.6)%	11.2	11.9	(5.6)%
Americas	5.1	5.2	(2.0)%	10.2	10.4	(2.6)%
Other	0.5	0.7	(32.4)%	1.0	1.4	(31.6)%
Source: IHS Automotive
Production volumes for key Visteon customers decreased in all regions in the first half of 2019 compared to prior year. In North America, production volumes decreased for key customers as a result of lower consumer demand for sedans and higher average selling prices of vehicles. In Europe, China, and Other Asia Pacific production volumes have decreased as a result of increased macroeconomic uncertainties and increased regulations. These market dynamics are expected to persist throughout the remainder of 2019.

Significant aspects of the Company's financial results during the three and six months periods ended June 30, 2019 include the following:

•
The Company recorded sales of $733 million and $1,470 million for the three and six month periods ended June 30, 2019, representing a decrease of $25 million and $102 million when compared with the same periods of 2018.

•
Gross margin was $70 million or 9.5% of sales and $136 million or 9.3% of sales for the three and six month periods ended June 30, 2019, representing a decrease of $34 million or 4.2% of sales and $97 million or 5.5% of sales compared to the same period of 2018.

•
Net income attributable to Visteon was $7 million and $21 million for the three and six month periods ended June 30, 2019, compared to net income of $35 million and $100 million for the same periods of 2018.

•	As of June 30, 2019, total cash was $438 million, including $3 million of restricted cash, representing a $29 million decrease as compared to $467 million as of December 31, 2018.

•
The Company generated $61 million of cash from operating activities during the six months ended June 30, 2019, compared to cash generated by operations of $126 million during the same period of 2018, representing a $65 million decrease.

Results of Operations - Three Months Ended June 30, 2019 and 2018
The Company's consolidated results of operations for the three months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended June 30
	2019	2018	Change
	(Dollars in Millions)
Sales	$733	$758	$(25)
Cost of sales	(663)	(654)	(9)
Gross margin	70	104	(34)
Selling, general and administrative expenses	(58)	(55)	(3)
Restructuring expense	—	(5)	5
Interest expense, net	(2)	(2)	—
Equity in net income of non-consolidated affiliates	3	4	(1)
Other income, net	3	3	—
Provision for income taxes	(8)	(12)	4
Net income from continuing operations	8	37	(29)
Income (loss) from discontinued operations	—	(1)	1
Net income	8	36	(28)
Net income attributable to non-controlling interests	(1)	(1)	—
Net income attributable to Visteon Corporation	$7	$35	$(28)
Adjusted EBITDA*	$46	$81	$(35)
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Sales, Cost of Sales and Gross Margin

	Sales	Cost of Sales
	(Dollars in Millions)
Three months ended June 30, 2018	$758	$(654)
Volume, mix, and net new business	(3)	(13)
Currency	(21)	20
VFAE consolidation	14	(12)
Customer pricing and other	(15)	—
Engineering costs, net	—	(11)
Net cost performance	—	7
Three months ended June 30, 2019	$733	$(663)
Sales for the three months ended June 30, 2019 totaled $733 million, which represents a decrease of $25 million compared with the same period of 2018. Unfavorable volumes and product mix, partially offset by net new business and a software license, decreased sales by $3 million. Unfavorable currency decreased sales by $21 million, primarily attributable to the Euro, Chinese Renminbi, Brazilian Real and Indian Rupee. Other reductions, primarily associated with customer pricing, decreased sales by $15 million. The consolidation of a previously non-consolidated affiliate, Changchun Visteon FAWAY Auto Electronics Co., Ltd, ("VFAE"), during the third quarter of 2018 increased sales $14 million.
Cost of sales increased by $9 million for the three months ended June 30, 2019 compared with the same period in 2018. Volumes, product mix, and net new business, increased cost of sales by $13 million. Foreign currency decreased cost of sales by $20 million primarily attributable to the Euro, Chinese Renminbi, Brazilian Real, Indian Rupee and Bulgarian Lev. Engineering costs, net increased cost of sales $11 million. Net cost performance, including material, design and usage economics, partially offset by launch challenges associated with a curved center information display, decreased cost of sales by $7 million. The consolidation of VFAE during the third quarter of 2018 increased cost of sales $12 million.

A summary of net engineering costs is shown below:

	Three Months Ended June 30
	2019	2018
	(Dollars in Millions)
Gross engineering costs	$(113)	$(104)
Engineering recoveries	26	25
Engineering costs, net	$(87)	$(79)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs, including the impacts of currency, for the three months ended June 30, 2019 of $87 million, were $8 million higher than the same period of 2018, primarily related to costs to support the Company's new business wins.

	Three Months Ended June 30
	2019		2018
	(Dollars in Millions)
		Percent of Sales		Percent of Sales
Sales	$733		$758
Cost of sales, excluding engineering costs	(576)	78.6%	(575)	75.9%
Engineering costs, net	(87)	11.9%	(79)	10.4%
Gross margin	$70	9.5%	$104	13.7%

Gross margin was $70 million or 9.5% of sales for the three months ended June 30, 2019 compared to $104 million or 13.7% of sales for the same period of 2018. Gross margin was impacted by $16 million from unfavorable volumes and product mix, partially offset by a software license. Unfavorable currency of $1 million reflected the Euro, partially offset by the Brazilian Real, Indian Rupee and Bulgarian Lev. Higher net engineering costs, excluding currency, decreased gross margin by $11 million. Gross margin was impacted by unfavorable net cost performance of $8 million which includes customer pricing reductions and launch challenges associated with a curved center information display, which were partially offset by material, design and usage economics. The consolidation of VFAE, during the third quarter of 2018 increased gross margin by $2 million.
Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $58 million or 7.9% and $55 million or 7.3% of sales, during the three months ended June 30, 2019 and 2018, respectively. The increase includes higher intangibles amortization, incentive compensation, bad debt expense and the consolidation of VFAE, partially offset by favorable currency.
Restructuring Expense
During the second quarter of 2018, the Company approved restructuring programs impacting employee severance and termination benefit expenses of legacy employees at a South America facility and employees at North America manufacturing facilities due to the wind-down of certain products. During the three months ended June 30, 2018, the Company recorded approximately $5 million of restructuring expenses under this program.
Interest Expense, Net
Interest expense, net, was $2 million for the three months ended June 30, 2019 and 2018.

Equity in Net Income of Non-Consolidated Affiliates
Equity in net income of non-consolidated affiliates was $3 million and $4 million for the three month periods ending June 30, 2019 and 2018, respectively, which is primarily attributable to the Company's equity interest in Yanfeng Visteon Investment Company.
Other Income, Net
Other income, net of $3 million for the three months ended June 30, 2019 and 2018 is attributable to pension financing benefits, net. Pension financing benefits, net include return on assets net of interest costs and other amortization.

Income Taxes
The Company's provision for income taxes of $8 million for the three months ended June 30, 2019, represents a decrease of $4 million, when compared to a provision for income taxes of $12 million in the same period of 2018. The decrease in tax expense is primarily attributable to the overall decrease in year-over-year earnings, including changes in the mix of earnings and differing tax rates between jurisdictions, and withholding taxes.
Net Income
Net income attributable to Visteon was $7 million for the three months ended June 30, 2019, compared to net income of $35 million for the same period of 2018. The decrease of $28 million is primarily attributable to the decrease in gross margin including unfavorable volumes, customer pricing and product mix, higher net engineering costs, and launch challenges associated with a curved center information display, which were partially offset by material, design and usage economics and a software license, and increased selling, general, and administrative expenses.
Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 3, "Segment Information") was $46 million for the three months ended June 30, 2019, representing a decrease of $35 million when compared to adjusted EBITDA of $81 million for the same period of 2018. Unfavorable volumes and product mix, partially offset by a software license, reduced adjusted EBITDA by $16 million. Foreign currency increased adjusted EBITDA by $1 million attributable to the Chinese Renminbi, Brazilian Real, Indian Rupee, and Bulgarian Lev, partially offset by the Euro. Higher net engineering costs decreased adjusted EBITDA by $11 million. Unfavorable net cost performance decreased adjusted EBITDA by $11 million reflecting customer pricing, and launch challenges associated with a curved center information display, which were partially offset by material, design and usage economics. The consolidation of VFAE, during the third quarter of 2018 increased adjusted EBITDA by $2 million.
The reconciliation of net income attributable to Visteon to adjusted EBITDA for the three months ended June 30, 2019 and 2018, is as follows:

	Three Months Ended June 30
	2019	2018	Change
	(Dollars in Millions)
Net income attributable to Visteon Corporation	$7	$35	$(28)
Depreciation and amortization	24	23	1
Provision for income taxes	8	12	(4)
Non-cash, stock-based compensation expense	6	6	—
Interest expense, net	2	2	—
Net income attributable to non-controlling interests	1	1	—
Restructuring expense	—	5	(5)
(Income) loss from discontinued operations, net of tax	—	1	(1)
Equity in net income of non-consolidated affiliates	(3)	(4)	1
Other	1	—	1
Adjusted EBITDA	$46	$81	$(35)

Results of Operations - Six Months Ended June 30, 2019 and 2018
The Company's consolidated results of operations for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended June 30
	2019	2018	Change
	(Dollars in Millions)
Sales	$1,470	$1,572	$(102)
Cost of sales	(1,334)	(1,339)	5
Gross margin	136	233	(97)
Selling, general and administrative expenses	(115)	(99)	(16)
Restructuring expense	(1)	(10)	9
Interest expense, net	(4)	(4)	—
Equity in net income of non-consolidated affiliates	6	7	(1)
Other income, net	5	10	(5)
Provision for income taxes	(3)	(33)	30
Net income from continuing operations	24	104	(80)
Income from discontinued operations	—	1	(1)
Net income	24	105	(81)
Net income attributable to non-controlling interests	(3)	(5)	2
Net income attributable to Visteon Corporation	$21	$100	$(79)
Adjusted EBITDA*	$87	$185	$(98)

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Sales, Cost of Sales and Gross Margin

	Sales	Cost of Sales
	(Dollars in Millions)
Six months ended June 30, 2018	$1,572	$(1,339)
Volume, mix, and net new business	(53)	6
Currency	(45)	37
VFAE consolidation	26	(22)
Customer pricing and other	(30)	—
Engineering costs, net	—	(32)
Net cost performance	—	16
Six months ended June 30, 2019	$1,470	$(1,334)
Sales for the six months ended June 30, 2019 totaled $1,470 million, which represents a decrease of $102 million compared with the same period of 2018. Unfavorable currency decreased sales by $45 million, primarily attributable to the Euro, Chinese Renminbi, Brazilian Real, Indian Rupee and Japanese Yen. Unfavorable volumes, and product mix, partially offset by net new business and a software license, decreased sales by $53 million. Product mix reflects the Company specific content across product lines. Other reductions, primarily associated with customer pricing, decreased sales by $30 million. The consolidation of VFAE during the third quarter of 2018 increased sales $26 million.
Cost of sales decreased by $5 million for the six months ended June 30, 2019 when compared with the same period in 2018. Volume and product mix, partially offset by net new business decreased cost of sales $6 million. Foreign currency decreased cost of sales by $37 million primarily attributable to the Euro, Chinese Renminbi, Indian Rupee, Brazilian Real, Mexican Peso and Bulgarian Lev. Engineering costs, net increased cost of sales $32 million. Net cost performance, including material, design and usage economics partially offset by inefficiencies associated with a plant transfer in Mexico and launch challenges associated with a curved center information display decreased cost of sales by $16 million. The consolidation of VFAE during the third quarter of 2018 increased cost of sales $22 million.

A summary of net engineering costs is shown below:

	Six Months Ended June 30
	2019	2018
	(Dollars in Millions)
Gross engineering costs	$(221)	$(199)
Engineering recoveries	49	52
Engineering costs, net	$(172)	$(147)

Gross engineering costs relate to forward model program development and advanced engineering activities, and exclude contractually reimbursable engineering costs. Net engineering costs, including the impacts of currency, for the six months ended June 30, 2019 of $172 million, were $25 million higher than the same period of 2018, primarily related to costs to support the Company's new business wins.

	Six Months Ended June 30
	2019		2018
	(Dollars in Millions)
		Percent of Sales		Percent of Sales
Sales	$1,470		$1,572
Cost of sales, excluding engineering costs	(1,162)	79.0%	(1,192)	75.8%
Engineering costs, net	(172)	11.7%	(147)	9.4%
Gross margin	$136	9.3%	$233	14.8%

Gross margin was $136 million or 9.3% of sales for the six months ended June 30, 2019 compared to $233 million or 14.8% of sales for the same period of 2018. Gross margin was impacted by $47 million from unfavorable volumes and product mix, partially offset by a software license. Unfavorable currency of $8 million reflected the Euro, Chinese Renminbi, Brazilian Real, and Japanese Yen, partially offset by the Mexican Peso and Bulgarian Lev. Higher engineering costs, excluding currency, decreased gross margin by $32 million. Gross margin also included unfavorable net cost performance of $14 million, which includes customer pricing reductions, inefficiencies associated with a plant transfer in Mexico and launch challenges associated with a curved center information display, partially offset by favorable material cost efficiencies. The consolidation of VFAE, during the third quarter of 2018 increased gross margin by $4 million.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $115 million or 7.8% of sales and $99 million or 6.3% of sales during the six months ended June 30, 2019 and 2018, respectively. The increase is primarily related to higher stock compensation expense due to the non-recurrance of the resolution of a legal matter in 2018 as further described in Note 18, "Commitments and Contingencies," higher intangibles amortization, incentive compensation, bad debt expense and the consolidation of VFAE, partially offset by favorable currency.

Restructuring Expense

During the first quarter of 2019, the Company approved a restructuring program impacting two European manufacturing facilities due to the end of life of certain product lines. The Company recorded approximately $2 million of restructuring expenses related to this program during the six months ended June 30, 2019.

During the second quarter of 2018, the Company approved restructuring programs impacting employee severance and termination benefit expenses of legacy employees at a South America facility and employees at North America manufacturing facilities due to the wind-down of certain products. During the six months ended June 30, 2018, the Company recorded approximately $5 million of restructuring expenses under this program.

During the fourth quarter of 2016, the Company approved a restructuring program impacting engineering and administrative functions to further align the Company's footprint with its core product technologies and customers. During the six months ended June 30, 2018, the Company recorded approximately $5 million of restructuring expenses under this program.

Interest Expense, Net

Interest expense, net at $4 million for the six months ended June 30, 2019, was consistent year over year.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was $6 million and $7 million for the six month periods ending June 30, 2019 and 2018, respectively, which is primarily attributable to the Company's equity interest in Yanfeng Visteon Investment Company.

Other Income, Net

Other income, net consists of the following:

	Six Months Ended June 30
	2019	2018
Pension financing benefits, net	$5	$6
Transformation initiatives	—	4
	$5	$10

Pension financing benefits, net include return on assets net of interest costs and other amortization.

Transformation initiatives during the six months ended June 30, 2018 include a $4 million benefit related to the resolution of a legal matter as further described in Note 18, "Commitments and Contingencies."

Income Taxes

The Company's provision for income taxes of $3 million for the six months ended June 30, 2019 represents a decrease of $30 million when compared with $33 million in the same period of 2018. The decrease in tax expense includes approximately $18 million attributable to the overall decrease in year-over-year earnings, including changes in the mix of earnings and differing tax rates between jurisdictions, and withholding taxes. During the first quarter of 2019, the closure of tax audits in Germany allowed the Company to initiate a tax planning strategy previously determined not to be prudent. This strategy provided the necessary positive evidence to support the future utilization of a portion of the Company's deferred tax assets in Germany resulting in a $12 million discrete income tax benefit during the six months ended June 30, 2019.
Net Income
Net income attributable to Visteon was $21 million for the six months ended June 30, 2019, compared to net income of $100 million for the same period of 2018. The decrease of $79 million includes a decrease in gross margin of $97 million including unfavorable volumes, customer pricing and product mix, unfavorable currency, higher engineering costs, inefficiencies associated with a plant transfer in Mexico and launch challenges associated with a curved center information display, which were partially offset by material, design and usage economics and a software license, and an increase in selling, general and administrative expenses of $16 million partially offset by a decrease in restructuring expense of $9 million and provision for income taxes of $30 million.
Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 3, "Segment Information") was $87 million for the six months ended June 30, 2019, representing a decrease of $98 million when compared to adjusted EBITDA of $185 million for the same period of 2018. Unfavorable volumes and product mix partially offset by a software license reduced adjusted EBITDA by $47 million. Foreign currency decreased adjusted EBITDA by $4 million attributable to the Euro, Brazilian Real, Chinese Renminbi and Japanese Yen, partially offset by the Mexican Peso and Bulgarian Lev. Higher net engineering costs decreased adjusted EBITDA by $32 million. Unfavorable net cost performance decreased adjusted EBITDA by $18 million reflecting customer pricing, inefficiencies associated with a plant transfer in Mexico and launch challenges associated with a curved center information display, which were partially offset by material, design and usage economics. The consolidation of VFAE, during the third quarter of 2018 increased adjusted EBITDA by $3 million.

The reconciliation of net income attributable to Visteon to adjusted EBITDA for the six months ended June 30, 2019 and 2018, is as follows:

	Six Months Ended June 30
	2019	2018	Change
	(Dollars in Millions)
Net income attributable to Visteon Corporation	$21	$100	$(79)
Depreciation and amortization	49	45	4
Non-cash, stock-based compensation expense	11	—	11
Provision for income taxes	3	33	(30)
Interest expense, net	4	4	—
Net income attributable to non-controlling interests	3	5	(2)
Restructuring expense	1	10	(9)
Income from discontinued operations, net of tax	—	(1)	1
Equity in net income of non-consolidated affiliates	(6)	(7)	1
Other	1	(4)	5
Adjusted EBITDA	$87	$185	$(98)

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
Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of June 30, 2019, the Company’s corporate credit rating is Ba2 and BB by Moody’s and Standard & Poor’s, respectively. See Note 11, "Debt" to the accompanying consolidated financial statements for a more comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines which are utilized by the Company's consolidated joint ventures, had availability of $74 million as of June 30, 2019.
Cash Balances
As of June 30, 2019, the Company had total cash of $438 million, including $3 million of restricted cash. Cash balances totaling $332 million were located in jurisdictions outside of the United States, of which approximately $155 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017, but the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.
Other Items Affecting Liquidity
As of June 30, 2019, the Company may execute up to $380 million additional share repurchases under the Board of Directors authorization which expires on December 31, 2020. Additional discussion regarding the Company's share repurchase activity is provided in Note 15, "Stockholders' Equity and Non-Controlling Interests."

During the six months ended June 30, 2019, cash contributions to the Company's defined benefit plans were approximately less than $1 million for the U.S. plans and $3 million for the non-U.S. plans. The Company estimates that cash contributions to its defined benefit pension plans will be $7 million in 2019.

During the six months ended June 30, 2019, the Company paid $8 million related to restructuring activities. Management’s ongoing efforts to drive further operational improvements may cause the Company to incur additional restructuring charges.

Cash Flows
Operating Activities
The Company generated $61 million of cash from operating activities during the six months ended June 30, 2019, representing a $65 million decrease as compared to cash generated by operations of $126 million during the same period of 2018. The decrease in operating cash flows is primarily due to lower net income of $81 million and cash provided by trade working capital of $35 million during the six months ended June 30, 2019 as compared to $63 million during the same period last year, representing a decrease of $28. These items are partially offset by $22 million lower use of cash related to changes in other assets and liabilities primarily related to net recoveries of guaranteed reimbursable engineering costs.
Investing Activities
Cash used by investing activities during the six months ended June 30, 2019 totaled $67 million, compared to net cash used by investing activities of $66 million for the same period in 2018. Net cash used by investing activities during the six months ended June 30, 2019, included capital expenditures of $71 million, partially offset by proceeds from non-consolidated affiliate loan repayments.
Financing Activities
Cash used by financing activities during the six months ended June 30, 2019, totaled $23 million, compared to a use of cash of $233 million during the same period in 2018, for a decrease of cash used by financing activities of $210 million. The reduction in cash is primarily attributable to a decrease in share repurchases during the six months ended June 30, 2019 of $180 million.
Debt and Capital Structure
See Note 11, “Debt” to the consolidated financial statements included in Item 1.
Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.
Fair Value Measurement
See Note 16, “Fair Value Measurements and Financial Instruments” to the consolidated financial statements included in Item 1.
Recent Accounting Pronouncements
See Note 1, “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements in Item 1.

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
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $33 million and $32 million for currency derivative financial instruments as of June 30, 2019 and December 31, 2018, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
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

As of June 30, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
There were no purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the second quarter of 2019.

Item 6.	Exhibits
The exhibits listed on the "Exhibit Index" on Page 43 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated July 25, 2019.
31.2	Rule 13a-14(a) Certification of Executive Vice President, Chief Financial Officer dated July 25, 2019.
32.1	Section 1350 Certification of Chief Executive Officer dated July 25, 2019.
32.2	Section 1350 Certification of Executive Vice President, Chief Financial Officer dated July 25, 2019.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files as Exhibit 101 hereto are deemed not filed or part of a registration
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
Date: July 25, 2019