Form 10-Q/A
period 2019-06-30
VISTEON CORP
filed 2019-07-26
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q/A
Amendment No. 1
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
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ✓ No__
Indicate by check mark whether the registrant: has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes✓ No __
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer,” "smaller reporting company" and “emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer  ✓  Accelerated filer  __   Non-accelerated filer __   Smaller reporting company  ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of July 24, 2019, the registrant had outstanding 27,954,249 shares of common stock.
Exhibit index located on page 4

Explanatory Note

Visteon Corporation (the Registrant) is filing this amendment (the Form 10-Q/A) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 (the Form 10-Q), filed with the U.S. Securities and Exchange Commission on July 25, 2019, solely to correct an error on the cover page. The cover page of the Form 10-Q incorrectly stated that the amount of the Registrant’s Common Stock outstanding as of July 24, 2019 was 24,954,249. The cover page of this Form 10-Q/A correctly states that the number of shares of outstanding Common Stock of the Registrant on July 24, 2019 was 27,954,249.
This Form 10-Q/A should be read in conjunction with the original Form 10-Q, which continues to speak as of the date of the Form 10-Q. Except as specifically noted above, this Form 10-Q/A does not modify or update disclosures in the original Form 10-Q. Accordingly, this Form 10-Q/A does not reflect events occurring after the filing of the Form 10-Q or modify or update any related or other disclosures.

Pursuant to the requirements of the Securities Exchange Act of 1934, Visteon Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ Christian A. Garcia
Christian A. Garcia
Executive Vice President and Chief Financial Officer
Date: July 26, 2019

Item 6.	Exhibits

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated July 26, 2019.
31.2	Rule 13a-14(a) Certification of Executive Vice President, Chief Financial Officer dated July 26, 2019.
32.1	Section 1350 Certification of Chief Executive Officer dated July 26, 2019.
32.2	Section 1350 Certification of Executive Vice President, Chief Financial Officer dated July 26, 2019.

4