Form 10-Q
period 2019-09-30
VISTEON CORP
filed 2019-10-24
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)
☑ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of October 17, 2019, the registrant had outstanding 27,965,336 shares of common stock.
Exhibit index located on page number 44.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.	Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Dollars in Millions Except Per Share Amounts)
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Sales	$731	$681	$2,201	$2,253
Cost of sales	(647)	(599)	(1,981)	(1,938)
Gross margin	84	82	220	315
Selling, general and administrative expenses	(52)	(40)	(167)	(139)
Restructuring expense, net	(1)	(18)	(2)	(28)
Interest expense	(4)	(4)	(10)	(11)
Interest income	1	2	3	5
Equity in net income of non-consolidated affiliates	1	3	7	10
Other income, net	2	7	7	17
Income before income taxes	31	32	58	169
Provision for income taxes	(13)	(9)	(16)	(42)
Net income from continuing operations	18	23	42	127
Income from discontinued operations, net of tax	—	1	—	2
Net income	18	24	42	129
Net income attributable to non-controlling interests	(4)	(3)	(7)	(8)
Net income attributable to Visteon Corporation	$14	$21	$35	$121

Comprehensive income (loss)	$(4)	$8	$21	$91
Comprehensive income (loss) attributable to Visteon Corporation	$(5)	$8	$17	$87

Basic earnings per share:
Continuing operations	$0.50	$0.68	$1.25	$3.99
Discontinued operations	—	0.03	—	0.07
Basic earnings per share attributable to Visteon Corporation	$0.50	$0.71	$1.25	$4.06
Diluted earnings per share:
Continuing operations	$0.50	$0.68	$1.24	$3.95
Discontinued operations	—	0.03	—	0.07
Diluted earnings per share attributable to Visteon Corporation	$0.50	$0.71	$1.24	$4.02

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Dollars in Millions)

	(Unaudited)
	September 30	December 31
	2019	2018
ASSETS
Cash and equivalents	$443	$463
Restricted cash	3	4
Accounts receivable, net	457	486
Inventories, net	192	184
Other current assets	192	159
Total current assets	1,287	1,296
Property and equipment, net	410	397
Intangible assets, net	124	129
Right to use assets, net	156	—
Investments in non-consolidated affiliates	48	42
Other non-current assets	139	143
Total assets	$2,164	$2,007
LIABILITIES AND EQUITY
Short-term debt	$47	$57
Accounts payable	464	436
Accrued employee liabilities	73	67
Current lease liabilities	28	—
Other current liabilities	150	161
Total current liabilities	762	721
Long-term debt	348	348
Employee benefits	247	257
Non-current lease liabilities	132	—
Deferred tax liabilities	27	23
Other non-current liabilities	64	76
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of September 30, 2019 and December 31, 2018)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 28 million shares outstanding as of September 30, 2019 and December 31, 2018)	1	1
Additional paid-in capital	1,340	1,335
Retained earnings	1,644	1,609
Accumulated other comprehensive loss	(234)	(216)
Treasury stock	(2,277)	(2,264)
Total Visteon Corporation stockholders’ equity	474	465
Non-controlling interests	110	117
Total equity	584	582
Total liabilities and equity	$2,164	$2,007

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS1
(Dollars in Millions)
(Unaudited)

	Nine Months Ended September 30
	2019	2018
Operating Activities
Net income	$42	$129
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	74	67
Non-cash stock-based compensation	14	4
Equity in net income of non-consolidated affiliates, net of dividends remitted	(7)	(10)
Gains on transactions	—	(8)
Other non-cash items	5	2
Changes in assets and liabilities:
Accounts receivable	17	82
Inventories	(13)	(38)
Accounts payable	49	(17)
Other assets and other liabilities	(63)	(104)
Net cash provided from operating activities	118	107
Investing Activities
Capital expenditures, including intangibles	(109)	(96)
Loan repayments from non-consolidated affiliates	11	—
Acquisition of business, net of cash acquired	—	16
Other	2	13
Net cash used by investing activities	(96)	(67)
Financing Activities
Repurchase of common stock	(20)	(250)
Short-term debt, net	(8)	(13)
Dividends paid to non-controlling interests	(7)	(12)
Distribution payments	—	(14)
Stock compensation tax withholding payments	—	(7)
Other	—	2
Net cash used by financing activities	(35)	(294)
Effect of exchange rate changes on cash	(8)	(13)
Net decrease in cash	(21)	(267)
Cash and restricted cash at beginning of the period	467	709
Cash and restricted cash at end of the period	$446	$442
1The Company has combined cash flows from discontinued and continuing operations within the operating and financing categories.

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(Dollars in Millions)
(Unaudited)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2018	$1	$1,335	$1,609	$(216)	$(2,264)	$465	$117	$582
Net income	—	—	14	—	—	14	2	16
Other comprehensive income	—	—	—	4	—	4	1	5
Stock-based compensation, net	—	(5)	—	—	7	2	—	2
Acquisition of non-controlling interest	—	2	—	—	—	2	(2)	—
March 31, 2019	$1	$1,332	$1,623	$(212)	$(2,257)	$487	$118	$605
Net income	—	—	7	—	—	7	1	8
Other comprehensive loss	—	—	—	(3)	—	(3)	(1)	(4)
Stock-based compensation, net	—	6	—	—	—	6	—	6
Repurchase of shares of common stock	—	—	—	—	(20)	(20)	—	(20)
Dividends payable	—	—	—	—	—	—	(2)	(2)
June 30, 2019	$1	$1,338	$1,630	$(215)	$(2,277)	$477	$116	$593
Net income	—	—	14	—	—	14	4	18
Other comprehensive loss	—	—	—	(19)	—	(19)	(3)	(22)
Stock-based compensation, net	—	2	—	—	—	2	—	2
Cash dividends	—	—	—	—	—	—	(7)	(7)
September 30, 2019	$1	$1,340	$1,644	$(234)	$(2,277)	$474	$110	$584

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2017	$1	$1,339	$1,445	$(174)	$(1,974)	$637	$124	$761
Net income	—	—	65	—	—	65	4	69
Other comprehensive income	—	—	—	17	—	17	6	23
Stock-based compensation, net	—	(18)	—	—	5	(13)	—	(13)
Repurchase of shares of common stock	—	(30)	—	—	(170)	(200)	—	(200)
Dividends payable	—	—	—	—	—	—	(25)	(25)
March 31, 2018	$1	$1,291	$1,510	$(157)	$(2,139)	$506	$109	$615
Net income	—	—	35	—	—	35	1	36
Other comprehensive loss	—	—	—	(38)	—	(38)	(7)	(45)
Stock-based compensation, net	—	11	—	—	2	13		13
Dividends payable	—	—	—	—	—	—	(3)	(3)
June 30, 2018	$1	$1,302	$1,545	$(195)	$(2,137)	$516	$100	$616
Net income	—	—	21	—	—	21	3	24
Other comprehensive loss	—	—	—	(13)	—	(13)	(3)	(16)
Stock-based compensation, net	—	(1)	—	—	3	2	—	2
Repurchase of shares of common stock	—	30	—	—	(80)	(50)	—	(50)
Business acquisition	—	—	—	—	—	—	15	15
September 30, 2018	$1	$1,331	$1,566	$(208)	$(2,214)	$476	$115	$591

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
Other Income, Net:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Dollars in Millions)
Pension financing benefits, net	$2	$3	$7	$9
Transformation initiatives	—	—	—	4
Gain on non-consolidated affiliate transactions, net	—	4	—	4
	$2	$7	$7	$17

Pension financing benefits, net include return on assets net of interest costs and other amortization.
Transformation initiatives for the nine months ended September 30, 2018 include a $4 million benefit on settlement of litigation matters with the Company’s former President and Chief Executive Officer (“former CEO”) as further described in Note 19, "Commitments and Contingencies."

On September 1, 2018, Visteon acquired an additional 1% ownership interest in Changchun Visteon FAWAY Auto Electronics Co., Ltd, ("VFAE" or the "VFAE acquisition"), a former non-consolidated affiliate, resulting in a total 51% controlling interest and a non-cash gain of $4 million as further described in Note 17, "Acquisitions."

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
NOTE 2. Revenue Recognition
Disaggregated revenue by geographical market and product lines is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Dollars in Millions)
Geographical Markets
Europe	$221	$223	$726	$759
Americas	201	180	597	611
China Domestic	143	90	372	281
China Export	70	77	204	239
Other Asia-Pacific	141	155	440	508
Eliminations	(45)	(44)	(138)	(145)
	$731	$681	$2,201	$2,253

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Dollars in Millions)
Product Lines
Instrument clusters	$322	$275	$959	$908
Audio and infotainment	182	176	562	578
Information displays	120	116	365	382
Body and security	27	25	91	86
Climate controls	18	27	59	98
Telematics	29	17	51	51
Other	33	45	114	150
	$731	$681	$2,201	$2,253

During the three and nine months ended September 30, 2019 and 2018, the Company recognized approximately $8 million and $19 million and $10 million and $22 million net increases in transaction price related to performance obligations satisfied in previous periods, respectively. The Company has no material contract assets, contract liabilities or capitalized contract acquisition costs as of September 30, 2019.

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

The reconciliation of net income attributable to Visteon to Adjusted EBITDA is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Dollars in Millions)
Net income attributable to Visteon Corporation	$14	$21	$35	$121
Depreciation and amortization	25	22	74	67
Non-cash, stock-based compensation expense	3	4	14	4
Provision for income taxes	13	9	16	42
Interest expense, net	3	2	7	6
Net income attributable to non-controlling interests	4	3	7	8
Restructuring expense, net	1	18	2	28
Income from discontinued operations, net of tax	—	(1)	—	(2)
Equity in net income of non-consolidated affiliates	(1)	(3)	(7)	(10)
Other	—	(4)	1	(8)
Adjusted EBITDA	$62	$71	$149	$256

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
The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(In Millions, Except Per Share Amounts)
Numerator:
Net income from continuing operations attributable to Visteon	$14	$20	$35	$119
Net income from discontinued operations attributable to Visteon	—	1	—	2
Net income attributable to Visteon	$14	$21	$35	$121
Denominator:
Average common stock outstanding - basic	28.0	29.3	28.1	29.8
Dilutive effect of performance based share units and other	0.1	0.2	0.1	0.3
Diluted shares	28.1	29.5	28.2	30.1
Basic and Diluted Per Share Data:
Basic earnings per share attributable to Visteon:
Continuing operations	$0.50	$0.68	$1.25	$3.99
Discontinued operations	—	0.03	—	0.07
	$0.50	$0.71	$1.25	$4.06
Diluted earnings per share attributable to Visteon:
Continuing operations	$0.50	$0.68	$1.24	$3.95
Discontinued operations	—	0.03	—	0.07
	$0.50	$0.71	$1.24	$4.02

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

Electronics
During the first quarter of 2019, the Company approved a restructuring program impacting two European manufacturing facilities due to the end of life of certain product lines. During the nine months ended September 30, 2019, the Company recorded approximately $2 million of restructuring expenses related to this program approximately $1 million remains accrued as of September 30, 2019.
During the third quarter of 2018, the Company approved a restructuring program impacting engineering and administrative functions to optimize operations. During the nine months ended September 30, 2019 and 2018, the Company has recorded approximately $1 million and $18 million of net restructuring expenses, respectively. As of September 30, 2019, approximately $5 million remains accrued.
During the second quarter of 2018, the Company approved restructuring programs impacting employee severance and termination benefit expenses of legacy employees at a South America facility and employees at North America manufacturing facilities due to the wind-down of certain products. During the nine months ended September 30, 2018, the Company recorded approximately $5 million of restructuring expense under these programs and approximately $3 million remains accrued as of September 30, 2019.
During the fourth quarter of 2016, the Company approved a restructuring program impacting engineering and administrative functions to further align the Company's footprint with its core product technologies and customers. During the nine months ended September 30, 2018, the Company recorded approximately $5 million of restructuring expenses under this program. As of September 30, 2019, the restructuring program is considered substantially complete.
Other and Discontinued Operations
During the nine months ended September 30, 2018, the Company recorded approximately $1 million of restructuring expense associated with a former European Interiors facility related to settlement of employee severance litigation.
As of September 30, 2019, the Company has retained approximately $2 million of restructuring reserves as part of the Interiors Divestiture associated with previously announced programs for the fundamental reorganization of operations at facilities in Brazil and France.
Restructuring Reserves
Restructuring reserve balances of $11 million and $23 million as of September 30, 2019 and December 31, 2018, respectively, are classified as "Other current liabilities" on the consolidated balance sheets. The Company anticipates that the activities associated with the current restructuring reserve balance will be substantially complete within one year. The Company’s consolidated restructuring reserves and related activity are summarized below, including amounts associated with discontinued operations.

	Electronics	Other and Discontinued Operations	Total
	(Dollars in Millions)
December 31, 2018	$20	$3	$23
Expense	2	—	2
Utilization	(3)	—	(3)
Change in estimate	(1)	(1)	(2)
Foreign currency	(1)	—	(1)
March 31, 2019	$17	$2	$19
Expense	2	—	2
Utilization	(5)	—	(5)
Change in estimate	(2)	—	(2)
June 30, 2019	$12	$2	$14
Expense	1	—	1
Utilization	(4)	—	(4)
September 30, 2019	$9	$2	$11

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
Visteon and Yangfeng Automotive Trim Systems Co. Ltd. ("YF") each own 50% of a joint venture under the name of Yanfeng Visteon Investment Co., Ltd. ("YFVIC"). In October 2014, YFVIC completed the purchase of YF’s 49% direct ownership in Yanfeng Visteon Automotive Electronics Co., Ltd ("YFVE") a consolidated joint venture of the Company ("The YFVIC Transaction"). The purchase by YFVIC was financed through a shareholder loan from YF and external borrowings, guaranteed by Visteon, have been paid as of September 30, 2019.
The Company determined that YFVIC is a VIE. The Company holds a variable interest in YFVIC primarily related to its ownership interests and subordinated financial support. The Company and YF each own 50% of YFVIC and neither entity has the power to control the operations of YFVIC; therefore, the Company is not the primary beneficiary of YFVIC and does not consolidate the joint venture.
A summary of the Company's investments in YFVIC is provided below:

	September 30	December 31
	2019	2018
	(Dollars in Millions)
Payables due to YFVIC	$13	$17
Exposure to loss in YFVIC:
Investment in YFVIC	$43	$38
Receivables due from YFVIC	45	36
Subordinated loan receivable from YFVIC	8	20
Loan guarantee of YFVIC debt	—	11
Maximum exposure to loss in YFVIC	$96	$105

NOTE 7. Inventories
Inventories, net consist of the following components:

	September 30	December 31
	2019	2018
	(Dollars in Millions)
Raw materials	$122	$124
Work-in-process	25	26
Finished products	45	34
	$192	$184

NOTE 8. Intangible Assets, net
Intangible assets, net are comprised of the following:

		September 30, 2019
	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles
		(Dollars in Millions)
Definite-Lived:
Developed technology	8	$40	$(34)	$6
Customer related	10	87	(48)	39
Capitalized software development	4	27	(4)	23
Other	21	14	(4)	10
Subtotal		168	(90)	78
Indefinite-Lived:
Goodwill		46	—	46
Total		$214	$(90)	$124

A roll-forward of the carrying amounts of intangible assets is presented below:

	December 31, 2018			September 30, 2019
	Gross Intangibles	Accumulated Amortization	Net Intangibles	Additions	Foreign Currency	Amortization Expense	Net Intangibles
	(Dollars in Millions)
Definite-Lived:
Developed technology	$40	$(31)	$9	$—	$—	$(3)	$6
Customer related	90	(42)	48	—	(2)	(7)	39
Capitalized software development	16	(3)	13	11	—	(1)	23
Other	14	(2)	12	—	(1)	(1)	10
Subtotal	160	(78)	82	11	(3)	(12)	78
Indefinite-Lived:
Goodwill	47	—	47	—	(1)	—	46
Total	$207	$(78)	$129	$11	$(4)	$(12)	$124

During the three and nine months ended September 30, 2019 and 2018 the Company recorded approximately $4 million and $12 million, and $4 million and $11 million of amortization expense related to definite-lived intangible assets, respectively. The Company currently estimates annual amortization expense to be $18 million for 2019, $15 million for 2020, $11 million for 2021, $11 million for 2022, $8 million for 2023, and $27 million cumulatively thereafter. Indefinite-lived intangible assets are not amortized but are tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired. There were no indicators of impairment during the nine months ended September 30, 2019.

NOTE 9. Other Assets
Other current assets are comprised of the following components:

	September 30	December 31
	2019	2018
	(Dollars in Millions)
Recoverable taxes	$51	$46
Joint venture receivables	45	37
Contractually reimbursable engineering costs	42	40
China bank notes	23	12
Prepaid assets and deposits	21	20
Other	10	4
	$192	$159

The Company sold $59 million and $27 million of China bank notes during the nine months ended September 30, 2019 and 2018 respectively. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. As of September 30, 2019, $13 million remains outstanding and will mature by the end of the first quarter of 2020.
Other non-current assets are comprised of the following components:

	September 30	December 31
	2019	2018
	(Dollars in Millions)
Deferred tax assets	$58	$45
Recoverable taxes	28	33
Contractually reimbursable engineering costs	21	29
Joint venture notes receivables	8	20
Derivative financial instruments	4	—
Other	20	16
	$139	$143

Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of approximately $14 million during the remainder of 2019, $35 million in 2020, $6 million in 2021, $3 million in 2022 and $5 million in 2023 and beyond.
NOTE 10. Leases
The Company has operating leases primarily for corporate offices, technical and engineering centers, customer centers, vehicles and certain equipment. As of September 30, 2019 assets and related accumulated depreciation recorded under finance leasing arrangements were not material.

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

Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. As most of the Company's leases do not provide an implicit rate, the Company is applying its incremental borrowing rate based on corporate rates. The incremental borrowing rate is applied to the tranches of leases based on lease term, regardless of the asset class. For the three and nine months ended September 30, 2019, the weighted average remaining lease term and discount rate were 7 years and 4.5%, respectively.

The components of lease expense is as follows:

	Three Months Ended September 30	Nine Months Ended September 30
	2019	2019
	(Dollars in Millions)
Operating lease cost (includes immaterial variable lease costs)	$(10)	$(31)
Short-term lease cost	—	(1)
Sublease income	2	4
Total lease cost	$(8)	$(28)

Other information related to leases is as follows:

Nine Months Ended September 30
2019
(Dollars in Millions)
Cash out flows from operating leases	$28
Right-of-use assets obtained in exchange for lease obligations	$20

Future minimum lease payments under non-cancellable leases is as follows:

(Dollars in Millions)
2019 (excluding the nine months ended September 30, 2019)	$9
2020	34
2021	27
2022	24
2023	23
2024 and thereafter	71
Total future minimum lease payments	188
Less imputed interest	28
Total lease liabilities	$160

NOTE 11. Debt
The Company’s short and long-term debt consists of the following:

	September 30	December 31
	2019	2018
	(Dollars in Millions)
Short-Term Debt:
Short-term borrowings	$47	$57

Long-Term Debt:
Term debt facility	$348	$348

Short-Term Debt
Short-term borrowings are primarily related to the Company's non-U.S. joint ventures and are payable in Chinese Renminbi and India Rupee. Available borrowings on outstanding affiliate credit facilities as of September 30, 2019, are approximately $68 million and certain of these facilities have pledged assets as security.
Long-Term Debt
As of September 30, 2019, the Company had an amended credit agreement (the "Credit Agreement") which included a $350 million Term Facility maturing March 24, 2024 and a Revolving Credit Facility with capacity of $300 million maturing March 24, 2022.

The Credit Agreement interest shall accrue at a rate equal to the applicable annualized domestic rate plus an applicable margin of 0.75% or the LIBOR-based rate plus an applicable margin of 1.75% per annum. The Company is required to pay accrued interest on any outstanding principal balance under the credit facility with a frequency of the lesser of the elected LIBOR tenor or every three months. Any outstanding principal under this facility will be due upon the maturity date. The Company may also terminate or reduce the borrowing commitments under this facility, in whole or in part, upon three business days’ notice.

Loans drawn under the Revolving Credit Facility accrue interest at an annualized rate equal to LIBOR plus a margin ranging from 1.25% to 2.25% as specified by a ratings grid contained in the Credit Agreement. Based on the Company’s current credit ratings, borrowings would accrue interest at LIBOR plus 1.75% per annum. The Revolving Credit Facility also provides $75 million availability for the issuance of letters of credit and a maximum of $20 million for swing line borrowing. Any amount of the facility utilized for letters of credit or swing line loans outstanding will reduce the amount available under the Revolving Credit Facility.
The Company may request increases in the limits under the Term Facility and the Revolving Credit Facility and may request the addition of one or more term loan facilities under the Credit Agreement. Outstanding borrowings may be prepaid without penalty (other than borrowings made for the purpose of reducing the effective interest rate margin or weighted average yield of the loans). There are mandatory prepayments of principal in connection with: (i) excess cash flow sweeps above certain leverage thresholds, (ii) certain asset sales or other dispositions, (iii) certain refinancing of indebtedness and (iv) over-advances under the Revolving Credit Facility. There are no excess cash flow sweeps required at the Company’s current leverage level.
The Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, and contains customary events of default. The Revolving Credit Facility also requires that the Company maintain a total net leverage ratio no greater than 3.00:1.00. During any period when the Company’s corporate and family ratings meet investment grade ratings, certain of the negative covenants will be suspended. As of September 30, 2019, the Company was in compliance with all its debt covenants.
In connection with the second amendment both the Term Facility and Revolving Credit Facility during 2017, the Company recorded $1 million of interest expense and deferred $2 million of costs as a non-current asset. The deferred costs are being amortized over the term of the debt facilities. As of September 30, 2019, the Term Facility remains at $350 million of aggregate principal outstanding and there were no borrowings under the Revolving Credit Facility.

Other
The Company has a $5 million letter of credit facility, whereby the Company is required to maintain a collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of September 30, 2019. Additionally, the Company had $14 million of locally issued letters of credit with less than $1 million of collateral as of September 30, 2019, to support various tax appeals, customs arrangements and other obligations at its local affiliates.
NOTE 12. Other Liabilities
Other current liabilities are summarized as follows:

	September 30	December 31
	2019	2018
	(Dollars in Millions)
Product warranty and recall accruals	$36	$34
Rent and royalties	22	14
Deferred income	18	16
Non-income taxes payable	15	13
Joint venture payables	13	17
Restructuring reserves	11	23
Income taxes payable	8	15
Dividends payable to non-controlling interests	5	3
Other	22	26
	$150	$161

Other non-current liabilities are summarized as follows:

	September 30	December 31
	2019	2018
	(Dollars in Millions)
Product warranty and recall accruals	$15	$14
Derivative financial instruments	14	18
Deferred income	9	14
Income tax reserves	6	6
Non-income tax reserves	4	5
Other	16	19
	$64	$76

NOTE 13. Employee Benefit Plans
Defined Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended September 30, 2019 and 2018 were as follows:

	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
	(Dollars in Millions)
Costs Recognized in Income:
Pension financing benefit (cost):
Interest cost	$(8)	$(6)	$(2)	$(3)
Expected return on plan assets	10	10	2	2
Restructuring related pension cost:
Special termination benefits	—	—	(1)	—
Net pension benefit (cost)	$2	$4	$(1)	$(1)
The Company's net periodic benefit costs for all defined benefit plans for the nine month periods ended September 30, 2019 and 2018 were as follows:

	U.S. Plans		Non-U.S. Plans
	2019	2018	2019	2018
	(Dollars in Millions)
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$(1)	$(1)
Pension financing benefit (cost):
Interest cost	(23)	(20)	(6)	(7)
Expected return on plan assets	30	30	7	7
Amortization of losses and other	—	—	(1)	(1)
Restructuring related pension cost:
Special termination benefits	—	(1)	(1)	—
Net pension benefit (cost)	$7	$9	$(2)	$(2)

During the nine months ended September 30, 2019, cash contributions to the Company's defined benefit plans were approximately $1 million for the U.S. plans and $4 million for the non-U.S. plans. The Company estimates that cash contributions to its defined benefit pension plans will be $7 million in 2019.
NOTE 14. Income Taxes
During the three and nine month periods ended September 30, 2019, the Company recorded a provision for income tax on continuing operations of $13 million and $16 million, respectively, which reflects income tax expense in countries where the Company is profitable; accrued withholding taxes; ongoing assessments related to the recognition and measurement of uncertain tax benefits; the inability to record a tax benefit for pretax losses and/or recognize expense for pretax income in certain jurisdictions (including the U.S.) due to valuation allowances; and other non-recurring tax items, including changes in judgment about valuation allowances. Pretax losses from continuing operations in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $46 million and $10 million for the nine month periods ended September 30, 2019 and 2018, respectively, resulting in an increase in the Company's effective tax rate in those years.
The Company provides for U.S. and non-U.S. income taxes and non-U.S. withholding taxes on the projected future repatriations of the earnings from its non-U.S. operations that are not considered permanently reinvested at each tier of the legal entity structure. During the nine month periods ended September 30, 2019 and 2018, the Company recognized expense primarily related to non-U.S. withholding taxes, including exchange impacts, of $5 million and $6 million, respectively, reflecting the Company's forecasts which contemplate numerous financial and operational considerations that impact future repatriations.

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
The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, tax planning strategies and projected future impacts attributable to the Act. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses, in particular, when there is a cumulative loss incurred over a three-year period. However, the three-year loss position is not solely determinative and, accordingly, management considers all other available positive and negative evidence in its analysis. In regards to the full valuation allowance recorded against the U.S. net deferred tax assets, despite recent improvement in the U.S. financial results, management concluded that the weight of negative evidence continues to outweigh the positive evidence, in part attributable to unfavorable volumes for the most recent period and overall relative uncertainty surrounding global production volumes in later years. Additionally, the Company has made a policy election to apply the incremental cash tax savings approach when analyzing the impact the Act's provisions for global intangible low-taxed income ("GILTI") could have on its U.S. valuation allowance assessment. As a result of future expected GILTI inclusions, and because of the Act’s ordering rules, U.S. companies may now expect to utilize tax attribute carryforwards (e.g. net operating losses and foreign tax credits) for which a valuation allowance has historically been recorded (this is referred to as the “tax law ordering approach”). However, due to the mechanics of the GILTI rules, companies that have a GILTI inclusion may realize a reduced (or no) cash tax savings from utilizing such tax attribute carryforwards (this view is referred to as the “incremental cash tax savings approach”). These positions, along with management’s analysis of all other available evidence, resulted in the conclusion that the Company maintain the valuation allowance against deferred tax assets in the U.S. Based on the Company’s current assessment, it is possible that within the next 3 to 18 months, the existing valuation allowance against the U.S. net deferred tax assets could be partially released. Any such release is dependent upon the sustained improvement in U.S. operating results, and, if such a release of the valuation allowance were to occur, it could have a significant impact on net income in the quarter in which it is deemed appropriate to partially release the reserve.
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
Unrecognized Tax Benefits
Gross unrecognized tax benefits as of September 30, 2019 and December 31, 2018, including amounts attributable to discontinued operations, were $10 million in both years. Of these amounts approximately $3 million and $4 million as of September 30, 2019 and December 31, 2018, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. If the uncertainty is resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at September 30, 2019 and December 31, 2018 was $2 million in both years.

With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2014, or state, local or non-U.S. income tax examinations for years before 2003, although U.S. net operating losses carried forward into open tax years technically remain open to adjustment. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in the U.S., Europe, Asia and Mexico could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) in the amount of $6 million is included in "Other non-current liabilities" on the consolidated balance sheets.
During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) related to the sale of its chassis business to a third party, which required a deposit in the amount of $15 million during 2013 necessary to open a judicial proceeding against the government in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities after attempts to reopen an appeal of the administrative decision failed. Adjusted for currency impacts and accrued interest, the deposit amount is approximately $13 million, as of September 30, 2019. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments, as well as income tax refund claims associated with other jurisdictions, total $16 million as of September 30, 2019, and are included in "Other non-current assets" on the consolidated balance sheets.
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

During the nine months ended September 30, 2019, the Company has purchased a total of 322,120 shares of Visteon common stock at an average price of $62.06 for an aggregate purchase amount of $20 million pursuant to various programs with third-party financial institutions.

As of September 30, 2019, the Company may execute up to $380 million additional share repurchases under the Board of Directors authorization which expires on December 31, 2020.

Stock-based Compensation
During the nine months ended September 30, 2018, equity increased $13 million due to the forfeiture of unvested shares for a litigation matter with the Company's former CEO as further described in Note 19, "Commitments and Contingencies," classified as a benefit of $10 million to selling, general and administrative expenses and a $3 million benefit classified as discontinued operations.

Non-Controlling Interests

The Company's non-controlling interests are as follows:

	September 30	December 31
	2019	2018
	(Dollars in Millions)
Yanfeng Visteon Automotive Electronics Co., Ltd.	$52	$56
Shanghai Visteon Automotive Electronics, Co., Ltd.	41	43
Changchun Visteon FAWAY Electronics, Co., Ltd.	16	15
Other	1	3
	$110	$117

During the nine months ended September 30, 2019, the Company paid less than a $1 million to purchase the remaining shares of a previous non-controlling interest.

Accumulated Other Comprehensive Loss

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Dollars in Millions)
Changes in AOCI:
Beginning balance	$(215)	$(195)	$(216)	$(174)
Other comprehensive loss before reclassification, net of tax	(17)	(11)	(14)	(33)
Amounts reclassified from AOCI	(2)	(2)	(4)	(1)
Ending balance	$(234)	$(208)	$(234)	$(208)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(140)	$(129)	$(142)	$(100)
Other comprehensive loss before reclassification, net of tax (a)	(28)	(14)	(26)	(43)
Ending balance	(168)	(143)	(168)	(143)
Net investment hedge
Beginning balance	(1)	(10)	(5)	(12)
Other comprehensive income before reclassification, net of tax (a)	13	1	20	3
Amounts reclassified from AOCI	(2)	(1)	(5)	(1)
Ending balance	10	(10)	10	(10)
Benefit plans
Beginning balance	(70)	(61)	(71)	(63)
Other comprehensive income before reclassification, net of tax (b)	—	—	—	1
Amounts reclassified from AOCI (c)	—	—	1	1
Ending balance	(70)	(61)	(70)	(61)
Unrealized hedging gain (loss)
Beginning balance	(4)	5	2	1
Other comprehensive income (loss) before reclassification, net of tax (c)	(2)	2	(8)	6
Amounts reclassified from AOCI	—	(1)	—	(1)
Ending balance	(6)	6	(6)	6
Total AOCI	$(234)	$(208)	$(234)	$(208)
(a) There were no income tax effects for either period due to the valuation allowance.
(b) Net tax expense was less than $1 million related to benefit plans for the three and nine months ended September 30, 2019 and 2018.
(c) For the three and nine months ended September 30, 2019, there were no income tax effects related to unrealized hedging gain (loss) due to the valuation allowance. Net tax benefit was less than $1 million related to unrealized hedging gain (loss) for the three months ended September 30, 2018. Net tax expense was less than $1 million related to unrealized hedging gain (loss) for the nine months ended September 30, 2018.

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

Items Measured at Fair Value on a Recurring Basis
The Company is exposed to various market risks including, but not limited to, changes in currency exchange rates arising from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt, dividends and investments in subsidiaries. The Company manages these risks, in part, through the use of derivative financial instruments. The maximum length of time over which the Company hedges the variability in the future cash flows related to transactions, excluding those transactions as related to the payment of variable interest on existing debt, is eighteen months. The maximum length of time over which the Company hedges forecasted transactions related to variable interest payments is the term of the underlying debt.
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
As of September 30, 2019 and December 31, 2018, the Company had foreign currency derivative instruments with aggregate notional value of approximately $9 million and $23 million, respectively. The fair value of these derivatives is a liability of less than $1 million and an asset of $1 million, as of September 30, 2019 and December 31, 2018, respectively. The difference between the gross and net value of these derivatives after offset by counter party is not material.
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
As of September 30, 2019 and December 31, 2018, the Company had cross currency swaps with an aggregate notional value of $250 million. The aggregate fair value of these derivatives is a non-current liability of $1 million and $16 million at September 30, 2019 and December 31, 2018, respectively. The amount of accumulated other income expected to be reclassified into earnings within the next 12 months is a gain of approximately $7 million.
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
As of September 30, 2019 and December 31, 2018, the Company had an aggregate notional value of interest rate swap transactions of $250 million. The aggregate fair value of these derivative transactions as of September 30, 2019 and December 31, 2018 was a non-current liability of approximately $9 million and a non-current asset of $2 million, respectively. As of September 30, 2019, a gain of approximately $2 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the three and nine months ended September 30, 2019 and 2018 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)		Recorded in Income (Loss)
	2019	2018	2019	2018	2019	2018
	(Dollars in Millions)
Three months ended September 30, 2019
Foreign currency risk - Cost of sales:
Cash flow hedges	$—	$—	$—	$1	$—	$—
Interest rate risk - Interest expense, net:
Interest rate swap	(2)	2	—	—	—	—
Net investment hedges	13	1	2	1	—	—
	$11	$3	$2	$2	$—	$—
Nine months ended September 30, 2019
Foreign currency risk - Cost of sales:
Cash flow hedges	$—	$2	$—	$1	$—	$—
Non-designated cash flow hedges	—	—	—	—	—	1
Interest rate risk - Interest expense, net:
Interest rate swap	(8)	4	—	—	—	—
Net investment hedges	20	3	5	1	—	—
	$12	$9	$5	$2	$—	$1

Items Not Carried at Fair Value
The Company's fair value of debt was approximately $393 million and $388 million as of September 30, 2019 and December 31, 2018, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2, "Other Observable Inputs" in the fair value hierarchy.
Investments
In 2018, the Company committed to make a $15 million investment in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. As of September 30, 2019 and December 31, 2018, the Company contributed approximately $2 million and $1 million, respectively. The Company does not have significant influence in either partnership. These investments are carried at cost and evaluated for impairment on an annual basis.

The carrying amount of these investments reflected on the consolidated balance sheets approximates their fair values.

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
The Company's credit risk with any single customer does not exceed ten percent of total accounts receivable except for Ford and its affiliates which represent 15% and 14%, and Renault/Nissan which represents 13% and 11%, of the balance as of September 30, 2019 and December 31, 2018, respectively.

NOTE 17. Acquisitions
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

A summary of the fair value of the assets acquired and liabilities assumed, translated in U.S. dollars, in conjunction with the transaction is shown below (in millions):

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

The Company previously recorded its investment in VFAE of $10 million as an Investment in non-consolidated affiliates on its consolidated balance sheets. In connection with its increased investment in VFAE, the Company recorded a gain of approximately $4 million on its original investment, classified as "Other income, net" in the consolidated income statement.

The acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.
NOTE 18. Discontinued Operations
The Company completed the sale of the majority of its global Climate business (the "Climate Transaction") during 2015 and completed the divestiture of its global Interiors business in 2016 (the "Interiors Divestiture"). These transactions met the conditions required to qualify for discontinued operations reporting and accordingly the settlement of retained contingencies have been classified in income from discontinued operations, net of tax, in the consolidated statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018.

Discontinued operations are summarized as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
	(Dollars in Millions)
Cost of sales	$—	$—	$(1)	$—
Selling, general and administrative expenses	—	—	—	(1)
Restructuring, net	—	—	1	(1)
Gain on divestitures	—	1	—	4
Income from discontinued operations, net of tax	$—	$1	$—	$2

During the first nine months of 2018, the Company recognized a $3 million benefit on settlement of litigation matters with its former CEO as further described in Note 19, "Commitments and Contingencies."
NOTE 19. Commitments and Contingencies
Litigation and Claims
The dispute between the Company and its former CEO was resolved in the first quarter of 2018. Pursuant to the resolution, the Company recognized $17 million of pre-tax income, representing the forfeiture of stock based awards and release of other liabilities accrued during prior periods. The benefit is classified as a reduction to selling, general and administrative expenses of $10 million, a benefit to "Other income, net" of $4 million, and a benefit to discontinued operations of $3 million during the nine months ended September 30, 2018.

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
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. The Company maintained accruals of approximately $11 million for claims aggregating approximately $73 million in Brazil as of September 30, 2019. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.
Guarantees and Commitments
During 2014, as part of the YFVIC Transaction, the Company guaranteed certain standard non-payment provisions to cover the lenders in event of non-payment of principal, accrued interest, and other fees due. The loan was fully payed by the borrower and the guarantee concurrently relieved during the quarter ended September 30, 2019.
As part of the agreements of the Climate Transaction and Interiors Divestiture, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of September 30, 2019, the Company has approximately $5 million and $1 million of outstanding guarantees, related to the divested Climate and Interiors entities, respectively. These guarantees will generally cease upon expiration of current lease agreement which expire in 2026 and 2021 for the Climate and Interiors entities, respectively.
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
The following table provides a reconciliation of changes in the product warranty and recall claims liability:

	Nine Months Ended September 30
	2019	2018
	(Dollars in Millions)
Beginning balance	$48	$49
Accruals for products shipped	15	14
Changes in estimates	2	(1)
Specific cause actions	3	5
Recoverable warranty/recalls	—	2
Foreign currency	(1)	(1)
VFAE Consolidation	—	1
Settlements	(16)	(18)
Ending balance	$51	$51

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of September 30, 2019 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

Description of Business
Visteon Corporation (the "Company" or "Visteon") is a global technology company that designs, engineers and manufactures innovative cockpit electronics and connected car solutions for the world’s major vehicle manufacturers including Ford, Mazda, Renault/Nissan, Volkswagen, General Motors, BMW, Jaguar/Land Rover, Daimler and Honda. Visteon is headquartered in Van Buren Township, Michigan, and has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 10,000 employees, dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., primarily in Mexico, Bulgaria, Portugal, Germany, India and China.

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

•
Enhance Shareholder Returns - The Company has returned approximately $3.3 billion to shareholders since 2015 through a combination of share repurchases and a one-time special distribution of $1.75 billion in 2016. As of September 30, 2019 the Company’s Board of Directors has authorized the repurchase of an additional $380 million of the Company’s shares through December 31, 2020.

Executive Summary
The pie charts below highlight the sales breakdown for Visteon's Electronics segment for the three and nine months ended September 30, 2019.
Three Months Ended September 30, 2019
Nine Months Ended September 30, 2019

Third quarter 2019 global light vehicle production decreased 3.2% over the same period last year. Most regions have declined year over year with China showing an above average decrease of 5.3% and Europe increasing 0.7% from the same quarter of 2018.
Light vehicle production levels by geographic region for the nine months ended September 30, 2019 and 2018 are provided below:

	Three Months Ended September 30			Nine Months Ended September 30
	2019	2018	Change	2019	2018	Change
	(Units in Millions)
Global	21.2	21.9	(3.2)%	66.2	70.3	(5.9)%
China	5.9	6.2	(5.3)%	17.5	19.7	(11.5)%
Other Asia Pacific	5.3	5.5	(3.7)%	16.4	16.6	(1.6)%
Europe	4.7	4.6	0.7%	15.9	16.6	(3.8)%
Americas	4.9	5.0	(1.2)%	15.0	15.4	(2.4)%
Other	0.4	0.6	(23.4)%	1.4	2.0	(28.5)%
Source: IHS Automotive
In North America, production volumes decreased for key customers as a result of lower consumer demand for sedans and higher average selling prices of vehicles. In China and Other Asia Pacific production volumes have decreased as a result of increased macroeconomic uncertainties and increased regulations. These market dynamics are expected to persist into the fourth quarter of 2019.

Significant aspects of the Company's financial results during the three and nine months periods ended September 30, 2019 include the following:

•
The Company recorded sales of $731 million and $2,201 million for the three and nine month periods ended September 30, 2019, representing an increase of $50 million and a decrease of $52 million when compared with the same periods of 2018.

•
Gross margin was $84 million or 11.5% of sales and $220 million or 10.0% of sales for the three and nine month periods ended September 30, 2019, representing an increase of $2 million and a decrease of $95 million compared to the same periods of 2018. As a percent of sales, gross margin decreased 0.5% and 4.0% when compared with the same periods of 2018.

•
Net income attributable to Visteon was $14 million and $35 million for the three and nine month periods ended September 30, 2019, compared to net income of $21 million and $121 million for the same periods of 2018.

•	As of September 30, 2019, total cash was $446 million, including $3 million of restricted cash, representing a $21 million decrease as compared to $467 million as of December 31, 2018.

•
The Company generated $118 million of cash from operating activities during the nine months ended September 30, 2019, compared to cash generated by operations of $107 million during the same period of 2018, representing an $11 million improvement.

Results of Operations - Three Months Ended September 30, 2019 and 2018
The Company's consolidated results of operations for the three months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended September 30
	2019	2018	Change
	(Dollars in Millions)
Sales	$731	$681	$50
Cost of sales	(647)	(599)	(48)
Gross margin	84	82	2
Selling, general and administrative expenses	(52)	(40)	(12)
Restructuring expense, net	(1)	(18)	17
Interest expense, net	(3)	(2)	(1)
Equity in net income of non-consolidated affiliates	1	3	(2)
Other income, net	2	7	(5)
Provision for income taxes	(13)	(9)	(4)
Net income from continuing operations	18	23	(5)
Income from discontinued operations	—	1	(1)
Net income	18	24	(6)
Net income attributable to non-controlling interests	(4)	(3)	(1)
Net income attributable to Visteon Corporation	$14	$21	$(7)
Adjusted EBITDA*	$62	$71	$(9)
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Sales, Cost of Sales and Gross Margin

	Sales	Cost of Sales
	(Dollars in Millions)
Three months ended September 30, 2018	$681	$(599)
Volume, mix, and net new business	57	(58)
Currency	(7)	7
VFAE consolidation	12	(10)
Customer pricing and other	(12)	—
Engineering costs, net *	—	4
Cost performance	—	9
Three months ended September 30, 2019	$731	$(647)
*Excludes the impact of currency and the consolidation of VFAE.
Sales for the three months ended September 30, 2019 totaled $731 million, which represents an increase of $50 million compared with the same period of 2018. Net new business, partially offset by lower volumes, increased sales by $57 million. Unfavorable currency decreased sales by $7 million, primarily attributable to the Euro and Chinese Renminbi. Other reductions, primarily associated with customer pricing, decreased sales by $12 million. The consolidation of a previously non-consolidated affiliate, Changchun Visteon FAWAY Auto Electronics Co., Ltd, ("VFAE"), during the third quarter of 2018, increased sales $12 million.
Cost of sales increased by $48 million for the three months ended September 30, 2019 compared with the same period in 2018. Volumes, product mix, and net new business, increased cost of sales by $58 million. Foreign currency decreased cost of sales by $7 million primarily attributable to the Euro, Chinese Renminbi, Mexican Peso, Brazilian Real, Indian Rupee and Bulgarian Lev. Engineering costs, net, excluding currency and the consolidation of VFAE, decreased cost of sales $4 million. Cost performance, including material, design and usage economics, partially offset by higher manufacturing costs and the non-recurrence of an incentive compensation accrual release in the third quarter of 2018 decreased cost of sales by $9 million. The consolidation of VFAE during the third quarter of 2018 increased cost of sales $10 million.

A summary of net engineering costs is shown below:

	Three Months Ended September 30
	2019	2018
	(Dollars in Millions)
Gross engineering costs	$(105)	$(111)
Engineering recoveries	32	34
Engineering costs, net	$(73)	$(77)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $73 million for the three months ended September 30, 2019, including the impacts of currency and the consolidation of VFAE, were $4 million lower than the same period of 2018, primarily related to the benefits of previously announced restructuring actions and the timing of program expenses.

	Three Months Ended September 30
	2019		2018
	(Dollars in Millions)
		% of Sales		% of Sales
Sales	$731		$681
Cost of sales, excluding engineering costs	(574)	78.5%	(522)	76.7%
Engineering costs, net	(73)	10.0%	(77)	11.3%
Gross margin	$84	11.5%	$82	12.0%

Gross margin was $84 million or 11.5% of sales for the three months ended September 30, 2019 compared to $82 million or 12.0% of sales for the same period of 2018. Gross margin was impacted by $1 million from unfavorable volumes and product mix. Lower net engineering costs, excluding currency and the consolidation of VFAE, increased gross margin by $4 million. Gross margin was impacted by annual customer pricing and other of $12 million, partially offset by favorable cost performance of $9 million, which includes material, design and usage economics partially offset by higher manufacturing costs and the non-recurrence of an incentive compensation accrual release in the third quarter of 2018. The consolidation of VFAE, during the third quarter of 2018 increased gross margin by $2 million.
Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $52 million or 7.1% and $40 million or 5.9% of sales, during the three months ended September 30, 2019 and 2018, respectively. The increase is primarily related to the non-recurrence of an incentive compensation accrual release and the consolidation of VFAE in the third quarter of 2018.
Restructuring Expense, Net
During the third quarter of 2018, the Company approved a restructuring program impacting engineering and administrative functions to optimize operations. During the three months ended September 30, 2019 and 2018, the Company has recorded approximately $1 million and $18 million of net restructuring expenses, respectively.

Interest Expense, Net
Interest expense, net, was $3 million and $2 million for the three months ended September 30, 2019 and 2018 respectively. The increase in net interest expense is primarily due to lower interest income on short term investments.

Equity in Net Income of Non-Consolidated Affiliates
Equity in net income of non-consolidated affiliates was $1 million and $3 million for the three month periods ending September 30, 2019 and 2018, respectively, which is primarily attributable to the Company's equity interest in Yanfeng Visteon Investment Company.
Other Income, Net
Other income, net consists of the following:

	Three Months Ended September 30
	2019	2018
	(Dollars in Millions)
Pension financing benefits, net	$2	$3
Gain on non-consolidated affiliate transactions, net	—	4
	$2	$7

Pension financing benefits, net include return on assets net of interest costs and other amortization.

On September 1, 2018, Visteon acquired an additional 1% ownership interest in VFAE, a former non-consolidated affiliate, resulting in a total 51% controlling interest and a non-cash gain of $4 million as further described in Note 17, "Acquisitions."

Income Taxes
The Company's provision for income taxes of $13 million for the three months ended September 30, 2019, represents an increase of $4 million, when compared to a provision for income taxes of $9 million in the same period of 2018. The increase in tax expense is primarily attributable to changes in the mix of earnings and differing tax rates between jurisdictions which reflects the overall increase in year-over-year earnings in jurisdictions where the Company is profitable, and withholding taxes.
Net Income
Net income attributable to Visteon was $14 million for the three months ended September 30, 2019, compared to net income of $21 million for the same period of 2018. The decrease of $7 million is primarily attributable to higher selling, general and administrative expenses of $12 million, the non-recurrence of a gain on non-consolidated affiliate transactions of $4 million, and an increase in provision for income taxes of $4 million, partially offset by lower restructuring expense of $17 million.
Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 3, "Segment Information") was $62 million for the three months ended September 30, 2019, representing a decrease of $9 million when compared to adjusted EBITDA of $71 million for the same period of 2018. Unfavorable volumes and product mix reduced adjusted EBITDA by $1 million. Lower net engineering costs, excluding currency and the consolidation of VFAE, increased adjusted EBITDA by $4 million. Adjusted EBITDA was impacted by annual customer pricing and other of $12 million, and unfavorable cost performance of $1 million, which includes higher manufacturing costs and the non-recurrence of an incentive compensation accrual release in the third quarter of 2018, partially offset by material, design and usage economics. The consolidation of VFAE, during the third quarter of 2018 increased adjusted EBITDA by $1 million.

The reconciliation of net income attributable to Visteon to adjusted EBITDA for the three months ended September 30, 2019 and 2018, is as follows:

	Three Months Ended September 30
	2019	2018	Change
	(Dollars in Millions)
Net income attributable to Visteon Corporation	$14	$21	$(7)
Depreciation and amortization	25	22	3
Provision for income taxes	13	9	4
Non-cash, stock-based compensation expense	3	4	(1)
Interest expense, net	3	2	1
Net income attributable to non-controlling interests	4	3	1
Restructuring expense, net	1	18	(17)
Income from discontinued operations, net of tax	—	(1)	1
Equity in net income of non-consolidated affiliates	(1)	(3)	2
Other	—	(4)	4
Adjusted EBITDA	$62	$71	$(9)
Results of Operations - Nine Months Ended September 30, 2019 and 2018
The Company's consolidated results of operations for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended September 30
	2019	2018	Change
	(Dollars in Millions)
Sales	$2,201	$2,253	$(52)
Cost of sales	(1,981)	(1,938)	(43)
Gross margin	220	315	(95)
Selling, general and administrative expenses	(167)	(139)	(28)
Restructuring expense, net	(2)	(28)	26
Interest expense, net	(7)	(6)	(1)
Equity in net income of non-consolidated affiliates	7	10	(3)
Other income, net	7	17	(10)
Provision for income taxes	(16)	(42)	26
Net income from continuing operations	42	127	(85)
Income from discontinued operations	—	2	(2)
Net income	42	129	(87)
Net income attributable to non-controlling interests	(7)	(8)	1
Net income attributable to Visteon Corporation	$35	$121	$(86)
Adjusted EBITDA*	$149	$256	$(107)

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.

Sales, Cost of Sales and Gross Margin

	Sales	Cost of Sales
	(Dollars in Millions)
Nine months ended September 30, 2018	$2,253	$(1,938)
Volume, mix, and net new business	4	(52)
Currency	(52)	44
VFAE consolidation	38	(32)
Customer pricing and other	(42)	—
Engineering costs, net*	—	(27)
Cost performance	—	24
Nine months ended September 30, 2019	$2,201	$(1,981)
*Excludes the impact of currency and the consolidation of VFAE.
Sales for the nine months ended September 30, 2019 totaled $2,201 million, which represents a decrease of $52 million compared with the same period of 2018. Unfavorable currency decreased sales by $52 million, primarily attributable to the Euro, Chinese Renminbi, Brazilian Real, Indian Rupee and Japanese Yen. Net new business, mostly offset by unfavorable volumes, increased sales by $4 million. Other reductions, primarily associated with customer pricing, decreased sales by $42 million. The consolidation of VFAE during the third quarter of 2018 increased sales $38 million.
Cost of sales increased by $43 million for the nine months ended September 30, 2019 when compared with the same period in 2018. Volumes, product mix, and net new business increased cost of sales $52 million. Foreign currency decreased cost of sales by $44 million primarily attributable to the Euro, Chinese Renminbi, Indian Rupee, Brazilian Real, Mexican Peso and Bulgarian Lev. Engineering costs, net, excluding currency and the consolidation of VFAE, increased cost of sales $27 million. Cost performance, including material, design and usage economics, partially offset by higher manufacturing costs, the non-recurrence of an incentive compensation accrual release in the third quarter of 2018, inefficiencies associated with a plant transfer in Mexico, and launch challenges associated with a curved center information display decreased cost of sales by $24 million. The consolidation of VFAE during the third quarter of 2018 increased cost of sales $32 million.
A summary of net engineering costs is shown below:

	Nine Months Ended September 30
	2019	2018
	(Dollars in Millions)
Gross engineering costs	$(326)	$(310)
Engineering recoveries	81	86
Engineering costs, net	$(245)	$(224)

Gross engineering costs relate to forward model program development and advanced engineering activities, and exclude contractually reimbursable engineering costs. Net engineering costs, of $245 million for the nine months ended September 30, 2019, including the impacts of currency and the consolidation of VFAE, were $21 million higher than the same period of 2018, primarily related to costs to support the Company's new business wins.

	Nine Months Ended September 30
	2019		2018
	(Dollars in Millions)
		% of Sales		% of Sales
Sales	$2,201		$2,253
Cost of sales, excluding engineering costs	(1,736)	78.9%	(1,714)	76.1%
Engineering costs, net	(245)	11.1%	(224)	9.9%
Gross margin	$220	10.0%	$315	14.0%

Gross margin was $220 million or 10.0% of sales for the nine months ended September 30, 2019 compared to $315 million or 14.0% of sales for the same period of 2018. Gross margin was impacted by $48 million from unfavorable volumes and product mix. Unfavorable currency of $8 million reflected the Euro, Chinese Renminbi, Brazilian Real, and Japanese Yen, partially offset by the Mexican Peso and Bulgarian Lev. Higher engineering costs, excluding currency and the consolidation of VFAE, decreased gross margin by $27 million. Gross margin was impacted by annual customer pricing and other of $42 million, partially offset by favorable cost performance of $24 million, which includes material, design and usage economics partially offset by higher manufacturing costs, inefficiencies associated with a plant transfer in Mexico, launch challenges associated with a curved center information display, and the non-recurrence of an incentive compensation accrual release in the third quarter of 2018. The consolidation of VFAE, during the third quarter of 2018 increased gross margin by $6 million.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $167 million or 7.6% of sales and $139 million or 6.2% of sales during the nine months ended September 30, 2019 and 2018, respectively. The increase is primarily related to higher stock compensation expense due to the non-recurrence of the resolution of a legal matter in 2018 as further described in Note 19, "Commitments and Contingencies," the non-recurrence of an incentive compensation accrual release in the third quarter of 2018, bad debt expense and the consolidation of VFAE, partially offset by favorable currency.

Restructuring Expense, Net

During the first quarter of 2019, the Company approved a restructuring program impacting two European manufacturing facilities due to the end of life of certain product lines. The Company recorded approximately $2 million of restructuring expenses related to this program during the nine months ended September 30, 2019.

During the third quarter of 2018, the Company approved a restructuring program impacting engineering and administrative functions to optimize operations. The Company recorded approximately $1 million and $18 million of net restructuring expenses during the nine months ended September 30, 2019 and 2018 respectively.

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

Interest Expense, Net

Interest expense, net was $7 million and $6 million for the nine months ended September 30, 2019 and 2018 respectively. The increase in net interest expense is primarily due to lower interest income on short term investments.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was $7 million and $10 million for the nine month periods ending September 30, 2019 and 2018, respectively, which is primarily attributable to the Company's equity interest in Yanfeng Visteon Investment Company.

Other Income, Net

Other income, net consists of the following:

	Nine Months Ended September 30
	2019	2018
	(Dollars in Millions)
Pension financing benefits, net	$7	$9
Transformation initiatives	—	4
Gain on non-consolidated affiliate transactions, net	—	4
	$7	$17

Pension financing benefits, net include return on assets net of interest costs and other amortization.

Transformation initiatives during the nine months ended September 30, 2018 include a $4 million benefit related to the resolution of a legal matter as further described in Note 19, "Commitments and Contingencies."

On September 1, 2018, Visteon acquired an additional 1% ownership interest in VFAE, a former non-consolidated affiliate, resulting in a total 51% controlling interest and a non-cash gain of $4 million as further described in Note 17, "Acquisitions."

Income Taxes

The Company's provision for income taxes of $16 million for the nine months ended September 30, 2019 represents a decrease of $26 million when compared with $42 million in the same period of 2018. The decrease in tax expense includes approximately $14 million primarily attributable to the overall decrease in year-over-year earnings, including changes in the mix of earnings and differing tax rates between jurisdictions, and withholding taxes. During the first quarter of 2019, the closure of tax audits in Germany allowed the Company to initiate a tax planning strategy previously determined not to be prudent. This strategy provided the necessary positive evidence to support the future utilization of a portion of the Company's deferred tax assets in Germany resulting in a $12 million discrete income tax benefit during the nine months ended September 30, 2019.
Net Income
Net income attributable to Visteon was $35 million for the nine months ended September 30, 2019, compared to net income of $121 million for the same period of 2018. The decrease of $86 million includes a decrease in gross margin of $95 million, higher selling, general and administrative expenses of $28 million and lower other income, net of $10 million. These decreases were partially offset by lower restructuring expense of $26 million and provision for income taxes of $26 million.
Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 3, "Segment Information") was $149 million for the nine months ended September 30, 2019, representing a decrease of $107 million when compared to adjusted EBITDA of $256 million for the same period of 2018. Unfavorable volumes and product mix reduced adjusted EBITDA by $48 million. Foreign currency decreased adjusted EBITDA by $4 million attributable to the Euro, Chinese Renminbi, Brazilian Real and Japanese Yen, partially offset by the Mexican Peso and Bulgarian Lev. Higher net engineering costs, excluding currency and the consolidation of VFAE, decreased adjusted EBITDA by $27 million. Adjusted EBITDA was impacted by annual customer pricing and other of $42 million, partially offset by favorable cost performance of $10 million, which includes material, design and usage economics partially offset by higher manufacturing costs, inefficiencies associated with a plant transfer in Mexico, launch challenges associated with a curved center information display, and the non-recurrence of an incentive compensation accrual release in the third quarter of 2018. The consolidation of VFAE, during the third quarter of 2018 increased adjusted EBITDA by $4 million.
The reconciliation of net income attributable to Visteon to adjusted EBITDA for the nine months ended September 30, 2019 and 2018, is as follows:

	Nine Months Ended September 30
	2019	2018	Change
	(Dollars in Millions)
Net income attributable to Visteon Corporation	$35	$121	$(86)
Depreciation and amortization	74	67	7
Non-cash, stock-based compensation expense	14	4	10
Provision for income taxes	16	42	(26)
Interest expense, net	7	6	1
Net income attributable to non-controlling interests	7	8	(1)
Restructuring expense, net	2	28	(26)
Income from discontinued operations, net of tax	—	(2)	2
Equity in net income of non-consolidated affiliates	(7)	(10)	3
Other	1	(8)	9
Adjusted EBITDA	$149	$256	$(107)

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
Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of September 30, 2019, the Company’s corporate credit rating is Ba3 and BB by Moody’s and Standard & Poor’s, respectively. See Note 11, "Debt" for a more comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which are utilized by the Company's consolidated joint ventures, had availability of $68 million as of September 30, 2019.
Cash Balances
As of September 30, 2019, the Company had total cash of $446 million, including $3 million of restricted cash. Cash balances totaling $332 million were located in jurisdictions outside of the United States, of which approximately $145 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017, however, the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.
Other Items Affecting Liquidity
As of September 30, 2019, the Company may execute up to $380 million additional share repurchases under the Board of Directors authorization which expires on December 31, 2020. Additional discussion regarding the Company's share repurchase activity is provided in Note 15, "Stockholders' Equity and Non-Controlling Interests."

During the nine months ended September 30, 2019, cash contributions to the Company's defined benefit plans were approximately $1 million for the U.S. plans and $4 million for the non-U.S. plans. The Company estimates that cash contributions to its defined benefit pension plans will be $7 million in 2019.

During the nine months ended September 30, 2019, the Company paid $12 million related to restructuring activities. Management’s ongoing efforts to drive further operational improvements may cause the Company to incur additional restructuring charges.

In 2018, the Company committed to make a $15 million investment in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount.

Cash Flows
Operating Activities
The Company generated $118 million of cash from operating activities during the nine months ended September 30, 2019, representing an $11 million improvement as compared to cash generated by operations of $107 million during the same period of 2018. The increase in operating cash flows is primarily due to a decrease of cash used by trade working capital and other assets and other liabilities of $10 million during the nine months ended September 30, 2019 as compared to $77 million cash used during the same period last year, representing an improvement of cash provided by operating activities of $67 million. In addition, non-cash items, including depreciation and amortization, impacted cash provided by operating activities by $31 million more in the nine months ended September 30, 2019 as compared to the same period of 2018. These items are partially offset by lower net income of $87 million.
Investing Activities
Cash used by investing activities during the nine months ended September 30, 2019 totaled $96 million, compared to net cash used by investing activities of $67 million for the same period in 2018. Net cash used by investing activities during the nine months ended September 30, 2019, included capital expenditures of $109 million, partially offset by non-consolidated affiliate loan repayments.
Cash used by investing activities during the nine months ended September 30, 2018 totaled $67 million, including capital expenditures of $96 million, partially offset by cash acquired from the consolidation of VFAE of $16 million and $10 million of proceeds primarily related to the settlement of certain agreements related to the Interiors Divestiture.
Financing Activities
Cash used by financing activities during the nine months ended September 30, 2019, totaled $35 million, compared to a use of cash of $294 million during the same period in 2018, for a decrease of cash used by financing activities of $259 million. The decrease is attributable to a decrease in share repurchases and distribution payments.
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
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $32 million for currency derivative financial instruments as of September 30, 2019 and December 31, 2018. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
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

As of September 30, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II
Other Information

Item 1.	Legal Proceedings
See the information above under Note 19, "Commitments and Contingencies," to the consolidated financial statements which is incorporated herein by reference.

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
There were no purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the third quarter of 2019.

Item 6.	Exhibits
The exhibits listed on the "Exhibit Index" on Page 44 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated October 24, 2019.
31.2	Rule 13a-14(a) Certification of Executive Vice President, Chief Financial Officer dated October 24, 2019.
32.1	Section 1350 Certification of Chief Executive Officer dated October 24, 2019.
32.2	Section 1350 Certification of Executive Vice President, Chief Financial Officer dated October 24, 2019.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files as Exhibit 101 hereto are deemed not filed or part of a registration
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
Date: October 24, 2019