Form 10-K
period 2019-12-31
VISTEON CORP
filed 2020-02-20
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________
Commission file number 001-15827
VISTEON CORPORATION
(Exact name of registrant as specified in its charter)

State of	Delaware		38-3519512
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)
One Village Center Drive,	Van Buren Township,	Michigan	48111
(Address of principal executive offices)			(Zip code)
Registrant’s telephone number, including area code: (800)-VISTEON
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on which Registered
Common Stock, par value $0.01 per share	VC	The NASDAQ Stock Market LLC
Securities registered pursuant to Section 12(g) of the Act:

Warrants, each exercisable for 1.4 shares of Common Stock at an exercise price of $0.01 (expiring October 1, 2020)
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.
Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer," "accelerated filer,” "smaller reporting company"  and "emerging growth company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☑ Accelerated filer  ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2019 (the last business day of the most recently completed second fiscal quarter) was approximately $1.6 billion.

As of February 14, 2020, the registrant had outstanding 28,019,360 shares of common stock.

Document Incorporated by Reference

Document	Where Incorporated
2020 Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

Visteon Corporation and Subsidiaries

Part I

Item 1.	Business

Description of Business

Visteon Corporation (the "Company" or "Visteon") is a global automotive supplier that designs, engineers and manufactures innovative cockpit electronics and connected car solutions for the world's major vehicle manufacturers including Ford, Mazda, Renault/Nissan, General Motors, Volkswagen, Jaguar/Land Rover, Daimler, Honda and BMW. Visteon is a global leader in cockpit electronic products including digital instrument clusters, information displays, infotainment, head-up displays, telematics, SmartCore™ cockpit domain controllers, and the DriveCore™ advanced safety platform. Visteon is headquartered in Van Buren Township, Michigan, and has an international network of manufacturing operations, technical centers and joint venture operations, supported by approximately 11,000 employees, dedicated to the design, development, manufacture and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located outside of the U.S., primarily in Mexico, Bulgaria, Portugal, Germany, India and China.

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

•
Electronic content and connectivity - The electronic content of vehicles continues to increase due to various regulatory requirements and consumer demand for increased vehicle performance and functionality. The use of electronic components can reduce weight, expedite assembly, enhance fuel economy, improve emissions, increase safety and enhance vehicle performance. These benefits coincide with vehicles becoming more electric, connected and automated. Additionally, digital and portable technologies have dramatically influenced the lifestyle of today’s consumers, who expect products that enable such a lifestyle. Consequently, the vehicle cockpit is transforming into a fully digital environment with multi-displays systems incorporating larger, curved and complex displays and the consolidation of discrete electronic control units into a multi-core domain controller.

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

•
Safety and security - Governments continue to focus regulatory efforts on safer transportation. Accordingly, Original Equipment Manufacturers ("OEMs") are working to improve occupant and pedestrian safety by incorporating more safety-oriented technology in their vehicles. Additionally, in-vehicle connectivity has increased the need for robust cybersecurity systems to protect data, applications and associated infrastructure. Security features are evolving with advances in sensors and silicon. Suppliers must enable the security/safety initiatives of their customers including the development of new technologies.

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
Refer to Note 3, “Segment Information” in Item 8 of this Report for more information about the Company’s reportable segment.
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
Information Displays
The Company offers a range of information displays for various applications within the cockpit, incorporating a sleek profile, craftsmanship and touch sensors, designed to deliver high performance for the automotive market. These displays can integrate a range of user interface technologies and graphics management capabilities, such as 3-D, dual view, cameras, optics, haptic feedback, light effects and dual (OLED) displays. The Company offers a new generation of large, curved, complex displays with optical performance designed to be competitive with mobile devices. The Company's microZone™ display technology offers high contrast and brightness and a wide color gamut that enables automotive displays to cost-effectively achieve life-like imaging capability on par with consumer mobile devices, without sacrificing reliability or life span. The Company also developed the first bendable multi-display cockpit in the automotive industry.
Audio and Infotainment Systems
The Company offers a range of infotainment solutions, including scalable Android infotainment for seamless connectivity including integration with Android Auto and Apple CarPlay technology for smartphone projection. Phoenix™, the company's display audio and embedded infotainment platform offers Linux-based embedded infotainment and Android embedded infotainment solutions. Phoenix embedded infotainment enables third-party developers to create apps easily through a software development kit and software simulation of the target hardware system. Additionally, Visteon provides an onboard artificial intelligence ("AI")-based voice assistant with natural language understanding - tailored for in-car use with the need for cloud connectivity.
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

SmartCore Cockpit Domain Controller
The Company offers SmartCore™, an automotive-grade, integrated domain controller approach, which can independently operate the infotainment system, instrument cluster, head-up display, rear-seat displays and other features on a single, multi-core chip to improve efficiency and reduce power consumption and cost. Included are: SmartCore Runtime, middleware, enabling communication between domains and apps to be shown on any display; and SmartCore Studio, a PC-based configuration tool to generate hypervisor configurations. The latest generation of SmartCore seamlessly connects the human machine interaction ("HMI") across an increasing number of display domains, such as surround view and in-cabin sensing of driver drowsiness, attentiveness and facial recognition.
DriveCore Advanced Safety Driving Controller
DriveCore™ is an open, scalable platform for addressing multiple levels of vehicle automation, with a focus on Level 2-plus. DriveCore consists of the centralized computing unit, in-vehicle middleware and a PC-based software to enable sensor fusion and process AI/machine learning algorithms for Level 2-plus functionality. DriveCore provides an open platform for the development of sensor-based solutions for the auto industry, through three main components:

•	Compute - A modular and scalable computing hardware platform designed to be adapted to Level 2-plus and above levels of automated driving;

•	Runtime - In-vehicle middleware that provides a secure framework enabling applications and algorithms to communicate in a real time, high-performance environment; and

•
Studio - A PC and cloud based development environment that enables automakers to create an ecosystem of developers for rapid algorithm development. Visteon's updated DriveCore Studio development environment allows developers to leverage Microsoft's global, hyper-scale intelligent cloud solution to develop, test and validate autonomous driving algorithms.

The Company’s Customers
The Company's ultimate customers are global vehicle manufacturers including Ford, Mazda, Renault/Nissan, General Motors, Volkswagen, Jaguar/Land Rover, Daimler, Honda and BMW. Ford, Mazda and Renault/Nissan are the Company's largest ultimate customers and in 2019 accounted for sales of approximately 22%, 14% and 13%, respectively. In 2018 and 2017, Ford accounted for 26% and 28% of sales, respectively, Mazda accounted for 18% and 17% of sales in 2018 and 2017, respectively and Renault/Nissan accounted for 12% and 14% of sales for 2018 and 2017, respectively.
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
The Company’s Competition
The automotive sector is concentrated, but operates under highly competitive conditions resulting from the globalized nature of the industry, high fixed costs and the resulting need for scale economies, market dynamics including share in mature economies and positioning in emerging economies and the low cost of switching for the end consumer. Accordingly, OEMs rigorously evaluate suppliers on the basis of financial viability, product quality, price competitiveness, technical expertise, development capability, new product innovation, reliability and timeliness of delivery, product design, manufacturing capability, flexibility, customer service and overall management. The Company's primary independent competitors include but are not limited to Alpine Electronics, Aptiv PLC, Continental AG, Denso Corporation, Samsung, LG Corporation, Nippon Seiki, Panasonic Corporation, Mobis, Innolux, Magnetti Marelli, and Robert Bosch GmbH.

Anticipated Revenue from Awarded Programs ("ARAP")
The Company's ARAP, previously referred to as backlog, is the estimated remaining cumulative awarded life-of-program sales. Several factors may change anticipated revenue from awarded programs; namely, new business wins, vehicle production volume changes, customer price reductions, currency exchange rates, component take rates by customers and short cycled or canceled platforms. The Company’s ARAP was $22.6 billion as of December 31, 2019.

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

The Company’s Workforce and Employee Relations

The Company’s workforce as of December 31, 2019 included approximately 11,000 persons, of which approximately 6,000 were salaried employees and 5,000 were hourly workers. Many of the Company’s employees are members of industrial trade unions and confederations within their respective countries, including Europe, Asia and South America. Many of these organizations operate under collectively bargained contracts that are not specific to any one employer. The Company constantly works to establish and maintain positive, cooperative relations with its unions and work representatives around the world and believes that its relationships with unionized employees are satisfactory.

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

The Company’s International Operations

Financial information about sales and net property by major geographic region can be found in Note 3, "Segment Information," included in Item 8 “Financial Statements and Supplementary Data” of this Report. The attendant risks of the Company’s international operations are primarily related to currency fluctuations, changes in local economic and political conditions and changes in laws and regulations. The following table presents the Company’s sales and net property and equipment by geographic region as a percentage of such consolidated total amounts.

	Sales (a)			Property and Equipment, Net
	Year Ended December 31			December 31
	2019	2018	2017	2019	2018
United States	23%	22%	25%	3%	3%
Mexico	1%	2%	2%	17%	15%
Total North America	24%	24%	27%	20%	18%
Portugal	20%	19%	16%	22%	21%
Slovakia	8%	8%	9%	10%	10%
Tunisia	2%	3%	3%	2%	2%
France	2%	2%	3%	1%	2%
Germany	—%	—%	—%	1%	1%
Other Europe	1%	1%	1%	2%	2%
Intra-region eliminations	—%	—%	—%	—%	—%
Total Europe	33%	33%	32%	38%	38%
China Domestic	18%	14%	12%
China Export	9%	10%	12%
Total China	27%	24%	24%	21%	22%
Japan	13%	17%	16%	5%	5%
India	4%	4%	3%	8%	8%
Thailand	2%	2%	2%	2%	3%
Korea	—%	—%	—%	—%	—%
Intra-region eliminations	—%	—%	—%	—%	—%
Total Other Asia-Pacific	19%	23%	21%	15%	16%
South America	3%	3%	2%	6%	6%
Inter-region eliminations	(6)%	(7)%	(6)%	—%	—%
	100%	100%	100%	100%	100%
(a) Company sales based on geographic region where sale originates and not where customer is located.

The Company’s Raw Materials and Suppliers

Raw materials used by the Company in the manufacture of its products include electronics components, resins, copper and precious metals. All of the materials used are generally available from numerous sources. In general, the Company does not carry inventories of raw materials in excess of those reasonably required to meet production and shipping schedules. As of December 31, 2019, the Company had not experienced significant shortages of raw materials. The Company monitors its supply base and endeavors to work with suppliers and customers to attempt to mitigate the impact of potential material shortages and supply disruptions. While the Company does not anticipate any significant interruption in the supply of raw materials, there can be no assurance that sufficient sources or amounts of all necessary raw materials will be available in the future.

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

Demand for the Company’s products is directly related to the automotive vehicle production of the Company’s major customers. Automotive sales and production are cyclical and can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the cost and availability of credit and other factors. Due to overall global economic conditions in 2019, the automotive industry experienced decreased global customer sales and production schedules. Compared to 2018, vehicle production in 2019 decreased by 8% in China, 4% in the Americas, 4% in Europe and 6% globally. As a result, the Company has experienced and may continue to experience reductions in orders from OEM customers in certain regions.

The Company’s substantial international operations make it vulnerable to risks associated with doing business in foreign countries.

The Company has manufacturing and distribution facilities in many foreign countries, including Mexico, Europe, South America and Asia. International operations are subject to certain risks inherent in doing business abroad, including:

•	changes to international trade agreements;

•	local economic conditions, expropriation and nationalization, foreign exchange rate fluctuations and currency controls;

•	withholding, border and other taxes on remittances and other payments by subsidiaries;

•	investment restrictions or requirements;

•	export and import restrictions, including increases in border tariffs;

•	the ability to effectively enforce intellectual property rights;

•	new or additional U.S. sanctions on doing business with or in certain countries or with certain persons; and

•	increases in working capital requirements related to long supply chains.
Additionally, the Company’s global operations may also be adversely affected by political events, domestic or international terrorist events and hostilities or complications due to natural or other disasters. For instance, recent government changes in Mexico have resulted in potential increases in minimum wages. Moreover, the ongoing coronavirus outbreak emanating from China has resulted in increased travel restrictions and extended shutdown of certain businesses in the region. These or any further political or governmental developments or health concerns in Mexico, China or other countries in which the Company operates could result in social, economic and labor instability. These uncertainties could have a material adverse effect on the continuity of the Company’s business, results of operations and financial condition.

While we have worked to mitigate any adverse impact, existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement and its predecessor agreement, the North American Free Trade Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Despite recent trade negotiations between the U.S. and Chinese governments and between the U.S. and European governments, given the uncertainty regarding the scope and duration of the imposed tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., China or other countries, the Company can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful.

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

The United Kingdom’s (“U.K.”) exit from the European Union (“E.U.”), commonly referred to as “Brexit,” has triggered market volatility and uncertainty. Continued uncertainty of failure to achieve an organized transition may adversely affect European and worldwide economic and market conditions, including vehicle production, significantly reduce global market liquidity and restrict the ability of key market participants to operate in certain financial markets and could contribute to instability in global financial and foreign exchange markets. The Company does not have any manufacturing facilities in the U.K. and the Company’s technical centers in the U.K. employ less than 3% of its engineering resources. While the Company's annual sales in the U.K were only 4%, the potential impacts of Brexit could adversely impact other global economies, and in particular, the European economy, a region which accounted for approximately 33% of the Company’s total net sales for the year ended December 31, 2019. The Company will continue to actively monitor the ongoing potential impacts of Brexit and will seek to minimize its impact on the Company’s business through review of its existing contractual arrangements and obligations, particularly in the European region. Any of these effects of Brexit, among others, could adversely affect the Company’s business, business opportunities, results of operations, financial condition and cash flows.

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

The Company faces the inherent business risk of exposure to warranty and product liability claims in the event that its products fail to perform as expected or such failure results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of the Company’s designed products are defective or are alleged to be defective, the Company may be required to participate in a recall campaign. The Company’s products contain increasingly significant amounts of software and a successful cyberattack on such products could cause materially adverse effects on the Company’s business, results of operations and reputation. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, automakers are increasingly expecting them to warrant their products and are increasingly looking to suppliers for contributions when faced with product liability claims or recalls. A successful warranty or product liability claim against the Company in excess of its available insurance coverage and established reserves, or a requirement that the Company participate in a product recall campaign, could have materially adverse effects on the Company’s business, results of operations and financial condition.

The Company may not realize sales represented by awarded business.

The Company estimates awarded business using certain assumptions, including projected future sales volumes. The OEM customers generally do not guarantee production volumes. In addition, awarded business may include business under arrangements that OEM customers have the right to terminate without penalty. Therefore, the Company’s actual sales volumes, and thus the ultimate amount of revenue that it derives from such sales, are not committed. If actual production orders from its customers are not consistent with the projections used by the Company in calculating the amount of its awarded business, the Company could realize substantially less revenue over the life of these projects than the projected estimate.

Legislation to address global climate change, including but not limited to CO2 emission restrictions in Europe, may lead to early termination of current production contracts and/or reduced vehicle sales.

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
Ford is one of the Company’s largest ultimate customers and accounted for 22%, 26% and 28% of sales in 2019, 2018 and 2017, respectively. Accordingly, any change in Ford's vehicle production volumes may have a significant impact on the Company’s sales volume and profitability.
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

The Company owns significant intellectual property, including a number of patents, trademarks, copyrights and trade secrets and is involved in numerous licensing arrangements. The Company’s intellectual property plays an important role in maintaining its competitive position in a number of the markets served. The Company may utilize intellectual property in its products that requires a license from a third-party. While the Company believes that such licenses generally can be obtained, there is no assurance that the necessary licenses can be obtained on commercially acceptable terms or at all. Failure to obtain the right to use third-party intellectual property could preclude the Company from selling certain products and have materially adverse effects on the Company’s business, results of operations and financial condition. Developments or assertions by or against the Company relating to intellectual property rights could materially impact the Company’s business. The Company also derives significant revenue from countries outside the U.S. (including China) and significant intellectual property assets are licensed to joint ventures and customers in foreign jurisdictions. While the Company is not aware of any material intellectual property theft or forced transfer and believes it has appropriate protections in place, if such action were to occur it could materially and adversely affect the Company’s business and results of operations and financial condition. In addition, the Company has continued to see an increase in patent claims related to connectivity-enabled products where other patent-holding companies are seeking royalties and often enter into litigation based on patent infringement allegations. Significant technological developments by others also could materially and adversely affect the Company’s business and results of operations and financial condition.

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

The Company’s assumptions used to calculate pension obligations as of the annual measurement date directly impact the expense to be recognized in future periods. While the Company’s management believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension obligations and future expense. For more information on sensitivities to changing assumptions, please see “Critical Accounting Estimates” in Item 7 and Note 14, “Employee Benefit Plans” in Item 8 of this report.

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

The Company has taken, and expects to take, restructuring actions to realign its engineering skillset and to realign and resize its production capacity and cost structure to meet current and projected operational and market requirements. Charges related to these actions could have a material adverse effect on the Company's financial condition, operating results and cash flows. Moreover, there can be no assurances that any future restructuring will be completed as planned or achieve the desired results.

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

None

Item 2.    Properties

The Company's principal executive offices are located in Van Buren Township, Michigan.  At December 31, 2019, the Company and its consolidated subsidiaries owned or leased approximately:

•	30 corporate offices, technical and engineering centers and customer service centers in fourteen countries around the world, of which all were leased.

•	14 Electronics manufacturing and/or assembly facilities in Mexico, Portugal, Russia, Slovakia, Tunisia, India, Japan, China, Thailand and Brazil, of which 11 were leased and 3 were owned.
In addition, the Company's non-consolidated affiliates operate approximately 6 manufacturing and/or assembly locations, primarily in the Asia Pacific region. The Company considers its facilities to be adequate for its current uses.

Item 3.Legal Proceedings

Certain legal proceedings in which the Company is involved are discussed in Note 23, "Commitments and Contingencies" of Part II, Item 8, "Financial Statements and Supplementary Data" and should be considered an integral part of Part I, Item 3, "Legal Proceedings."

Item 4.Mine Safety Disclosures

None

Item 4A. Information about Executive Officers and Key Employees
The following table shows information about the executive officers of the Company and other key employees as of February 1, 2020:

Name	Age	Position
Sachin S. Lawande	52	Director, President and Chief Executive Officer
William M. Robertson	58	Vice President and Interim Chief Financial Officer
Sunil K. Bilolikar	58	Senior Vice President, Manufacturing Operations and Supply Chain
Matthew M. Cole	50	Senior Vice President, Product Delivery
Jochen Ladwig	46	Senior Vice President, Global Quality and Procurement
Brett D. Pynnonen	51	Senior Vice President and General Counsel
Jerome J. Rouquet	52	Senior Vice President, Finance
Markus J. Schupfner	50	Senior Vice President and Chief Technology Officer
Kristin E. Trecker	54	Senior Vice President and Chief Human Resources Officer
Robert R. Vallance	59	Senior Vice President, Customer Business Groups
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
William M. Robertson has been Visteon's Vice President and interim Chief Financial Officer since November 2019. Prior to that, he served as the Company's Vice President and Treasurer from August 2018 until his departure from the Company in June 2019; Vice President, Operations Finance & IR from October 2016 to August 2018; Corporate Controller from June 2015 to October 2016; and interim Chief Financial Officer from March 2016 to October 2016. Prior to June 2015, Mr. Robertson was Director, Corporate Finance since 2003; Manager, Corporate Finance since April 2001, and Operations Manager since joining the Company in May 2000.
Sunil K. Bilolikar has been Visteon’s Senior Vice President, Manufacturing Operations and Supply Chain since January 2020 and Senior Vice President, Operations and Purchasing from December 2016 to December 2019. Prior to that, he was Group Vice President, Operations and Purchasing since July 2014, Global Director, Operations and Purchasing from January 2012 to June 2014, Global Director, Operations from 2005 to 2012. During his career with Visteon and Ford Motor Company, he has held several engineering and operations leadership positions in the U.S., Canada, India, Portugal and Germany.
Matthew M. Cole has been Visteon’s Senior Vice President, Product Delivery since January 2020 and Senior Vice President, Product Development from December 2016 to December 2019. Prior to that, he was Vice President, Product Development upon rejoining the Company in July 2014. From July 2011 to June 2014, he served as Vice President, Engineering at Johnson Controls, Inc., an automotive supplier. From July 2010 to June 2011, he served as Johnson Controls' Vice President, Product Management. Prior to that, he spent 19 years at Ford Motor Company and Visteon in product development, engineering and leadership positions in the U.S. and Asia.
Jochen Ladwig has been Visteon’s Senior Vice President, Global Quality and Procurement since January 2020. Prior to that, he was Vice President, Global Procurement and Supplier Quality since joining the Company in October 2017. From April 2014 to September 2017, he served as Head of Procurement & Supplier Quality Connected Systems, Displays & Digital Content for Daimler AG. Prior to that, he held management positions of increasing responsibility at Daimler AG and DaimlerChrysler in procurement and supplier quality.
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
Jerome J. Rouquet has been Visteon’s Senior Vice President, Finance since joining the Company in January 2020. Prior to that, he held leadership roles of increasing responsibility at Federal-Mogul (a global supplier of automotive and industrial products), including Senior Vice President and Chief Financial Officer from January 2016 to September 2018, Chief Accounting Officer and Controller from July 2010 to January 2016, and Finance Director from March 1999 to July 2010. Following the acquisition of Federal-Mogul by Tenneco, Inc., he most recently served as Senior Vice President Finance, Motorparts from October 2018 to December 2019. From 1990 to 1996, Mr. Rouquet served in various roles at Imaje SA, from Logistics Manager to Financial Controller.
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
As of February 14, 2020, the Company had 28,019,360 shares of its common stock, $0.01 par value per share, outstanding, which were owned by 3,607 shareholders of record.
No dividends were paid by the Company on its common stock during the years ended December 31, 2019 and 2018. The Company’s Board evaluates the Company’s dividend policy based on all relevant factors. The Company’s credit agreements limit the amount of cash payments for dividends that may be made. Additionally, the ability of the Company’s subsidiaries to transfer assets is subject to various restrictions, including regulatory requirements and governmental restraints. Refer to Note 16, “Stockholders’ Equity and Non-controlling Interests,” in Item 8 of this Report.
No shares of the Company’s common stock were made by or on behalf of the Company, or an affiliated purchaser during the fourth quarter of 2019.
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

Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2014, through December 31, 2019, for Visteon's existing common stock, the S&P 500 Index and the Dow Jones U.S. Auto Parts Index. The graph below assumes that $100 was invested on December 31, 2014, in each of the Company's common stock, the stocks comprising the S&P 500 Index and the stocks comprising the Dow Jones U.S. Auto Parts Index, and that all that dividends have been reinvested.

	December 31, 2014	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019
Visteon Corporation	$100.00	$107.15	$127.71	$198.92	$95.82	$137.64
Dow Jones U.S. Auto & Parts Index	$100.00	$97.26	$99.06	$121.50	$94.24	$116.97
S&P 500	$100.00	$101.37	$113.49	$138.26	$132.19	$173.80
The above comparisons are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's common stock or the referenced indices.

Item 6.	Selected Financial Data
The following statement of operations, statement of cash flows and balance sheet data were derived from the Company's consolidated financial statements for the years ended December 31, 2019, 2018, 2017, 2016 and 2015. This information should be read in conjunction with Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations” and Item 8, “Financial Statements and Supplementary Data” in this Report.

	Year Ended December 31	Year Ended December 31	Year Ended December 31	Year Ended December 31	Year Ended December 31
	2019	2018	2017	2016	2015
	(Dollars in Millions, Except Per Share Amounts)
Statement of Operations Data:

Net sales	$2,945	$2,984	$3,146	$3,161	$3,245
Net income from continuing operations	82	173	175	131	42
Net income (loss) from discontinued operations, net of tax	(1)	1	17	(40)	2,286
Net income attributable to Visteon Corporation	$70	$164	$176	$75	$2,284
Basic earnings (loss) per share
Continuing operations	$2.53	$5.53	$5.03	$3.28	$0.52
Discontinued operations	(0.04)	0.03	0.54	(1.14)	53.48
Basic earnings per share attributable to Visteon Corporation	$2.49	$5.56	$5.57	$2.14	$54.00

Diluted earnings (loss) per share
Continuing operations	$2.52	$5.49	$4.94	$3.25	$0.51
Discontinued operations	(0.04)	0.03	0.53	(1.13)	52.12
Diluted earnings per share attributable to Visteon Corporation	$2.48	$5.52	$5.47	$2.12	$52.63

Balance Sheet Data:
Total assets	$2,271	$2,007	$2,304	$2,373	$4,681
Total debt, excluding held for sale	$385	$405	$393	$382	$383
Total Visteon Corporation stockholders' equity	$480	$465	$637	$586	$1,057

Statement of Cash Flows Data:
Cash provided from operating activities	$183	$204	$215	$116	$338
Cash provided from (used by) investing activities	$(128)	$(98)	$(173)	$302	$2,358
Cash used by financing activities	$(49)	$(335)	$(234)	$(2,262)	$(774)

Year Ended December 31, 2019

On January 1, 2019 the Company adopted Accounting Standards Update ("ASU") 2016-02, “Leases (Subtopic 842).” The standard increases the transparency and comparability of organizations by recognizing right-of-use (“ROU”) assets and lease liabilities on the consolidated balance sheets. Adoption of the new standard resulted in the recording of additional net lease assets and lease liabilities of approximately $172 million and $176 million, respectively, as of January 1, 2019.
Year Ended December 31, 2018

In 2018, the Company purchased a total of 2,805,531 shares of Visteon common stock at an average price of $106.92 for an aggregate purchase amount of $300 million pursuant to various programs with third-party financial institutions.
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

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s consolidated financial statements and related notes appearing in Item 8 “Financial Statements and Supplementary Data” of this Report.

Executive Summary
Strategic Priorities
Visteon Corporation (the "Company" or "Visteon") is a global automotive supplier that designs, engineers and manufactures innovative cockpit electronics and connected car solutions for the world’s major vehicle manufacturers. The cockpit electronics market is expected to grow faster than underlying vehicle production volumes as the cockpit shifts from analog to digital and towards device and cloud connectivity, electric vehicles and more advanced safety features.
The Company has laid out the following strategic priorities:

•
Technology Innovation - The Company is an established global leader in cockpit electronics and is positioned to provide solutions as the industry transitions to the next generation automotive cockpit experience. The cockpit is becoming fully digital, connected, automated, learning, and voice enabled. Visteon's broad portfolio of cockpit electronics technology and the development of the DriveCore™ advanced safety platform positions Visteon to support these macro trends in automotive.

•
Long-Term Growth and Margin Expansion - Visteon has continued to win an elevated level of business by demonstrating product quality, technical and development capability, new product innovation, reliability, timeliness, product design, manufacturing capability and flexibility, as well as overall customer service.

•
Enhance Shareholder Returns - The Company has returned approximately $3.3 billion to shareholders since 2015 through a combination of ongoing share repurchases and a one time $1.75 billion special dividend in 2016. The Company has $380 million of remaining authorization from the Board of Directors. This authorization is in place through the end of 2020.

Financial Results

The pie charts below highlight the sales breakdown for Visteon for the year ended December 31, 2019.

*Regional sales are based on the geographic region where sale originates and not where customer is located (excludes inter-regional eliminations ).

Global Automotive Market Conditions and Production Levels

During 2019 global light vehicle production decreased 5.6% over the same period last year with declines across all regions from 2018.
Light vehicle production levels for 2019 and 2018 by geographic region are provided below (units in millions):

	Light Vehicle Production
	2019	2018	Change
Global	88.9	94.2	(5.6)%
China	24.7	26.8	(8.1)%
Other Asia-Pacific	21.5	22.4	(3.8)%
Europe	21.1	22.0	(4.0)%
Americas	19.6	20.4	(3.9)%
Other	2.0	2.6	(22.3)%
Source: IHS Automotive
Global production volumes are expected to continue to decline year over year in the first half of 2020, particularly in China, Europe, and Other Asia-Pacific, as these regions continue to face macroeconomic uncertainties and increased regulations.  In China, production volumes are expected to decline as a result of continued low consumer confidence, continued uncertainty around the trade dispute with the U.S. and the potential impact of the coronavirus outbreak. Increased emissions regulations are expected to adversely impact industry production volumes in Europe and India. North America is expected to increase slightly in the first half of the year, but certain key customers are forecasted to decline on a year over year basis as they continue to shift from sedans to sport utility vehicles and due to downtime associated with model year changeovers.

Significant highlights of the Company's results for the year ended December 31, 2019 , include the following.

•	The Company recorded sales of $2,945 million representing a decrease of $39 million compared with the year ended December 31, 2018.

•	Gross margin was $324 million or 11.0% of sales for the year ended December 31, 2019 , compared to $411 million or 13.8% of sales for the same period of 2018.

•	Net income attributable to Visteon was $70 million for the year ended December 31, 2019 , compared to net income of $164 million for the same period of 2018.

•	Total cash was $469 million, including $3 million of restricted cash as of December 31, 2019, $2 million higher than $467 million, including $4 million of restricted cash as of December 31, 2018.

•	In the fourth quarter of 2019, the Company's sales growth, excluding currency and acquisitions, as compared to 2018, outperformed the market by 7%.

The Company's consolidated results of operations for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31
(In millions)	2019	2018	Change
Sales	$2,945	$2,984	$(39)
Cost of sales	(2,621)	(2,573)	(48)
Gross margin	324	411	(87)
Selling, general and administrative expenses	(221)	(193)	(28)
Restructuring expense, net	(4)	(29)	25
Interest expense, net	(9)	(7)	(2)
Equity in net income of non-consolidated affiliates	6	13	(7)
Other income, net	10	21	(11)
Provision for income taxes	(24)	(43)	19
Net income from continuing operations	82	173	(91)
Net income (loss) from discontinued operations, net of tax	(1)	1	(2)
Net income	81	174	(93)
Net income attributable to non-controlling interests	(11)	(10)	(1)
Net income attributable to Visteon Corporation	$70	$164	$(94)
Adjusted EBITDA*	$234	$330	$(96)

* Adjusted EBITDA is a Non-GAAP financial measure, as defined in Note 3.

Results of Operations - 2019 Compared with 2018

Sales and Cost of Sales

(In millions)	Sales	Cost of Sales
December 31, 2018	$2,984	$(2,573)
Volume, mix, and net new business	22	(91)
Currency	(59)	47
VFAE consolidation	38	(32)
Customer pricing, net	(71)	—
Engineering costs, net*	—	(21)
Cost performance, design changes and other	31	49
December 31, 2019	$2,945	$(2,621)

* Excludes the impact of currency and the consolidation of VFAE.

Sales for the year ended December 31, 2019 totaled $2,945 million, which represents a decrease of $39 million compared with the same period of 2018. Unfavorable currency decreased sales by $59 million, primarily attributable to the Euro, Chinese Renminbi, Brazilian Real and Indian Rupee. Net new business, partially offset by unfavorable volumes and mix, increased sales by $22 million. Mix reflects the Company-specific content across programs. The consolidation of a previously non-consolidated affiliate, Changchun Visteon FAWAY Auto Electronics Co., Ltd, ("VFAE"), during the third quarter 2018 increased sales $38 million. Other reductions, primarily associated with customer pricing, decreased sales by $71 million. Design changes and other revenue claims increased sales by $31 million.

Cost of sales increased $48 million for the year ended December 31, 2019, when compared with the same period in 2018. Net new business and mix, partially offset by unfavorable volumes, increased cost of sales by $91 million. Foreign currency decreased cost of sales by $47 million primarily attributable to the Euro, Chinese Renminbi, Indian Rupee , Brazilian Real, and Bulgarian Lev. Engineering costs, excluding currency and the consolidation of VFAE, increased cost of sales by $21 million. Favorable cost performance including material, design and usage economics, decreased cost of sales by $49 million in 2019. The consolidation of VFAE during 2018 increased cost of sales $32 million.

A summary of net engineering costs is shown below:

	Year Ended December 31
(In millions)	2019	2018
Gross engineering costs	$(440)	$(431)
Engineering recoveries	140	145
Engineering costs, net	$(300)	$(286)
Gross engineering costs relate to forward model program development and advanced engineering activities, and exclude contractually reimbursable engineering costs. Net engineering costs, of $300 million for the year ended December 31, 2019, including the impacts of currency and the consolidation of VFAE, were $14 million higher than the same period of 2018, primarily related to costs to support the Company's new business wins.

	Year Ended December 31
(In millions)	2019		2018
		% of Sales		% of Sales
Sales	$2,945		$2,984
Cost of sales, excluding engineering costs	(2,321)	78.8%	(2,287)	76.6%
Engineering costs, net	(300)	10.2%	(286)	9.6%
Gross margin	$324	11.0%	$411	13.8%
The Company's gross margin was $324 million or 11.0% of sales for the year ended December 31, 2019, compared to $411 million or 13.8% of sales for the same period of 2018. Unfavorable volumes, and mix reduced gross margin by $69 million. Unfavorable currency of $12 million reflected the Euro, Brazilian Real, Chinese Renminbi, and Japanese Yen, partially offset by the Bulgarian Lev. Higher net engineering costs, excluding currency and the consolidation of VFAE, decreased gross margin by $21 million. Favorable cost performance of $80 million more than offset annual customer pricing of $71 million. The consolidation of VFAE during the third quarter of 2018 increased gross margin by $6 million.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $221 million, or 7.5% of sales, and $193 million, or 6.5% of sales, during the years ended December 31, 2019 and 2018, respectively. The increase of $28 million is related to higher stock compensation expense due to the 2018 resolution of a legal matter as further described in Note 23, "Commitments and Contingencies," along with higher incentive compensation costs, bad debt expense, personnel costs, and the consolidation of VFAE, partially offset by favorable currency.
Restructuring Expense
During the first quarter of 2019, the Company approved a restructuring program impacting two European manufacturing facilities due to the end of life of certain product lines. During the year ended December 31, 2019, the Company recorded approximately $2 million of net restructuring expenses.
During the third quarter of 2018, the Company approved a restructuring program impacting engineering and administrative functions to optimize operations. During the years ended December 31, 2019 and December 31, 2018, the Company recorded approximately approximately $1 million and $19 million of net restructuring expenses, respectively.
During the second quarter of 2018, the Company recorded employee severance and termination benefit expenses of approximately $3 million related to legacy employees at a South America facility, and $2 million of net restructuring expenses associated with employees at North America manufacturing facilities, due to the wind-down of certain products. During the year ended December 31, 2019, the Company recorded approximately $1 million of restructuring expense under these programs.
During 2016, the Company approved a restructuring program impacting engineering and administrative functions to further align the Company's footprint with its core product technologies and customers. The Company has recorded approximately $5 million of net restructuring expenses, under this program during the year ended December 31, 2018 and is considered complete.

Interest Expense, Net
Net interest expense for the year ended December 31, 2019, was $9 million, representing an increase of $2 million when compared to the same period of 2018. The increase is primarily due to lower interest income on short term investments.
Equity in Net Income of Non-Consolidated Affiliates
Equity in net income of non-consolidated affiliates was $6 million and $13 million for the years ended December 31, 2019 and 2018, respectively. The decrease in income is primarily attributable to the Company's equity interest in Yanfeng Visteon Investment Company due to decreases in engineering services, and to the elimination of equity income due to the consolidation of VFAE in the third quarter of 2018.
Other Income, Net
Other income, net consists of the following:

	Year Ended December 31
(In millions)	2019	2018
Pension financing benefits, net	$10	$13
Transformation initiatives	—	4
Gain on non-consolidated affiliate transactions, net	—	4
	$10	$21

Pension financing benefits, net, include income from return on assets, net of interest costs and other amortization.

Transformation initiatives during the year ended December 31, 2018 include a $4 million benefit related to the resolution of a legal matter as further described in Note 23, "Commitments and Contingencies."

On September 1, 2018, Visteon acquired an additional 1% ownership interest in VFAE, a former non-consolidated affiliate, resulting in a total 51% controlling interest and a non-cash gain of $4 million as further described in Note 20, "Business Acquisitions."

Income Taxes
The Company's provision for income taxes was $24 million for year ended December 31, 2019 and reflects income tax expense related to those countries where the Company is profitable; accrued withholding taxes; ongoing assessments related to the recognition and measurement of uncertain tax benefits; the inability to record a tax benefit for pretax losses and/or recognize tax expense for pretax income in certain jurisdictions (including the U.S.) due to valuation allowances, and other non-recurring tax items.
The Company's provision for income taxes decreased $19 million for the year ended December 31, 2019, compared with 2018. The decrease in tax expense includes approximately $15 million primarily attributable to the overall decrease in year-over-year earnings, including changes in the mix of earnings and differing tax rates between jurisdictions, and withholding taxes. During the first quarter of 2019, the closure of tax audits in Germany allowed the Company to initiate a tax planning strategy previously determined not to be prudent. This strategy provided the necessary positive evidence to support the future utilization of a portion of the Company's deferred tax assets in Germany resulting in a $12 million income tax benefit recognized in 2019.
Other changes in the Company’s deferred tax asset valuation allowances did not materially impact net tax expense during the years ended December 31, 2019 or 2018. These decreases in the tax provision were partially offset by the $8 million year-over-year increase in tax expense related to uncertain tax positions, primarily attributable by the non-recurrence of a $6 million income tax benefit in connection with uncertain tax positions related to goodwill tax amortization at an affiliate in Asia, and $2 million income tax expense primarily related to certain transfer pricing positions taken between affiliates in Europe and the U.S.
Discontinued Operations
During 2019, the Company recorded a $1 million charge for legal expenses related to former employees at a closed plant in Brazil.

During the first quarter of 2018, the Company recognized a $3 million benefit related to the resolution of a legal matter as further described in Note 23, "Commitments and Contingencies." During 2018 the Company recorded a $4 million charge for legal expenses related to former employees at a closed plant in Brazil.

The Company recorded a $4 million income tax benefit during 2018 related to uncertain tax positions in connection with the Climate transaction, resulting from statute expiration.

Net Income
Net income attributable to Visteon was $70 million for the year ended December 31,2019, compared to net income of $164 million for the same period of 2018. The decrease of $94 million includes a decrease in gross margin of $87 million, higher selling, general and administrative expense of $28 million, lower other income, net of $11 million, and lower equity in net income of non-consolidated affiliates of $7 million. These decreases were partially offset by lower restructuring expense of $25 million, and lower provision for income taxes of $19 million.
Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 3) was $234 million for the year ended December 31, 2019, representing a decrease of $96 million when compared with Adjusted EBITDA of $330 million for the same period of 2018. Unfavorable volumes and mix reduced adjusted EBITDA by $69 million. Foreign currency decreased adjusted EBITDA by $7 million, attributable to the Euro, Chinese Renminbi, Brazilian Real and Japanese Yen, partially offset by the Mexican Peso and Bulgarian Lev. Higher net engineering costs, excluding currency and the consolidation of VFAE, decreased adjusted EBITDA by $21 million. Adjusted EBITDA was negatively impacted by annual customer pricing of $71 million, which was partially offset by favorable cost performance of $68 million. The consolidation of VFAE, during the third quarter of 2018, increased adjusted EBITDA by $4 million.
The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31
(In millions)	2019	2018	Change
Net income attributable to Visteon Corporation	$70	$164	$(94)
Depreciation and amortization	100	91	9
Restructuring expense, net	4	29	(25)
Interest expense, net	9	7	2
Equity in net income of non-consolidated affiliates	(6)	(13)	7
Provision for income taxes	24	43	(19)
Net (income) loss from discontinued operations, net of tax	1	(1)	2
Net income attributable to non-controlling interests	11	10	1
Non-cash, stock-based compensation expense	17	8	9
Other	4	(8)	12
Adjusted EBITDA	$234	$330	$(96)

The Company's consolidated results of operations for the years ended December 31, 2018 and 2017 were as follows:

	Year Ended December 31
(In millions)	2018	2017	Change
Sales	$2,984	$3,146	$(162)
Cost of sales	(2,573)	(2,655)	82
Gross margin	411	491	(80)
Selling, general and administrative expenses	(193)	(226)	33
Restructuring expense, net	(29)	(14)	(15)
Interest expense, net	(7)	(16)	9
Equity in net income of non-consolidated affiliates	13	7	6
Loss on divestiture	—	(33)	33
Other income, net	21	14	7
Provision for income taxes	(43)	(48)	5
Net income from continuing operations	173	175	(2)
Net income from discontinued operations, net of tax	1	17	(16)
Net income	174	192	(18)
Net income attributable to non-controlling interests	(10)	(16)	6
Net income attributable to Visteon Corporation	$164	$176	$(12)
Adjusted EBITDA*	$330	$370	$(40)

* Adjusted EBITDA is a Non-GAAP financial measure, as defined in Note 3.

Results of Operations - 2018 Compared with 2017

Sales and Cost of Sales

(In millions)	Sales	Cost of Sales
December 31, 2017	$3,146	$(2,655)
Volume, mix, and net new business	(151)	42
VFAE consolidation	13	(9)
Currency	48	(31)
Customer pricing and other	(72)	—
Engineering cost, net	—	(21)
Cost performance	—	101
December 31, 2018	$2,984	$(2,573)

Sales for the year ended December 31, 2018 totaled $2,984 million, which represents a decrease of $162 million compared with the same period of 2017. Unfavorable volumes, and product mix, net of new business decreased sales by $151 million. Product mix reflects the Company-specific content across product lines. Favorable currency increased sales by $48 million, primarily attributable to the Euro and Chinese Renminbi, partially offset by the Brazilian Real. The consolidation of a previously non-consolidated affiliate, VFAE, during 2018 increased sales $13 million. Other reductions were primarily associated with customer pricing.

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

A summary of net engineering costs is shown below:

	Year Ended December 31
	2018	2017
	(Dollars in Millions)
Gross engineering costs	$(431)	$(392)
Engineering recoveries	145	133
Engineering costs, net	$(286)	$(259)
Gross engineering costs relate to forward model program development and advanced engineering activities, and exclude contractually reimbursable engineering costs. Net engineering costs, of $286 million for the year ended December 31, 2018, including the impacts of currency and the consolidation of VFAE, were $27 million higher than the same period of 2017, primarily related to costs to support the Company's new business wins.

	Year Ended December 31
(In millions)	2018		2017
		% of Sales		% of Sales
Sales	$2,984		$3,146
Cost of sales, excluding engineering costs	(2,287)	76.6%	(2,396)	76.2%
Engineering costs, net	(286)	9.6%	(259)	8.2%
Gross margin	$411	13.8%	$491	15.6%
Gross Margin
The Company's gross margin was $411 million or 13.8% of sales for the year ended December 31, 2018, compared to $491 million or 15.6% of sales for the same period of 2017. The $80 million decrease in gross margin included $109 million from unfavorable volumes, and product mix, net of new business. Currency increased gross margin by $17 million as the impact of the Euro and Chinese Renminbi more than offset the impact of the Brazilian Real. The consolidation of VFAE during 2018 increased gross margin by $4 million. Gross margin was impacted by favorable cost performance of $8 million primarily due to favorable material cost efficiencies, lower warranty costs, and a favorable antitrust settlement, partially offset by higher engineering expense, legal expenses related to former employees at a closed plant in Brazil and customer pricing reductions.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $193 million, or 6.5% of sales, and $226 million, or 7.2% of sales, during the years ended December 31, 2018 and 2017, respectively. The decrease of $33 million is related to lower incentive compensation costs, the resolution of a legal matter as further described in Note 23, "Commitments and Contingencies," and net cost efficiencies, partially offset by higher equity based incentive compensation costs and unfavorable currency.
Restructuring Expense
During the third quarter of 2018, the Company approved a restructuring program impacting engineering and administrative functions to optimize operations. The Company recorded approximately $19 million of net restructuring expenses in relation to the program and expects to incur up to $25 million under this program.

During the second quarter of 2018, the Company recorded employee severance and termination benefit expenses of approximately $3 million related to legacy employees at a South America facility and $2 million of net restructuring expenses associated with employees at North America manufacturing facilities due to the wind-down of certain products.

During the fourth quarter of 2016, the Company approved a restructuring program impacting engineering and administrative functions to further align the Company's footprint with its core product technologies and customers. The Company has recorded approximately $5 million and $14 million of net restructuring expenses respectively under this program during the years ended December 31, 2018 and 2017.

Other and Discontinued Operations: During the year ended December 31, 2018, the Company recorded $1 million associated with a former European Interiors facility related to settlement of employee severance litigation.
Interest Expense, Net
Net interest expense for the year ended December 31, 2018, was $7 million, representing a decrease of $9 million when compared to $16 million for the same period of 2017. The decrease is primarily due to lower effective interest rates on debt and the non-recurrence of 2017 financing fees.
Equity in Net Income of Non-Consolidated Affiliates
Equity in net income of non-consolidated affiliates was $13 million and $7 million for the years ended December 31, 2018 and 2017, respectively. The increase in income is primarily attributable to the Company's equity interest in Yanfeng Visteon Investment Company due to increases in engineering services.
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
Other Income (Expense), Net
Other income (expense), net consists of the following:

	Year Ended December 31
(In millions)	2018	2017
Pension financing benefits, net	$13	$12
Transformation initiatives	4	(2)
Gain on non-consolidated affiliate transactions, net	4	4
	$21	$14

Pension financing benefits, net, includes income from return on assets net of interest costs and other amortization.

Transformation initiative costs include information technology separation costs, integration of acquired business, and financial and advisory services incurred in connection with the Company's transformation into a pure play cockpit electronics business. During 2018, the Company recognized a $4 million benefit related to the resolution of a legal matter as further described in Note 23, "Commitments and Contingencies."

On September 1, 2018, Visteon acquired an additional 1% ownership interest in VFAE, a former non-consolidated affiliate, resulting in a total 51% controlling interest and a non-cash gain of $4 million as further described in Note 20, "Business Acquisitions."

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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the U.S. Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the migration from a worldwide tax system to a territorial system, which institutes a dividends received deduction for foreign earnings with a one-time transition tax on cumulative post-1986 foreign earnings, a modification of the characterization and treatment of certain intercompany transactions and creates a new U.S. corporate minimum tax on certain earnings of foreign subsidiaries. At December 31, 2018, the Company had completed its accounting for the tax effects of the Act. The adjustments to the provisional amounts did not have a significant impact to income tax expense due to the U.S. valuation allowance; see Note 15, "Income Taxes" to the Consolidated Financial Statements for additional information.
Discontinued Operations
During the first quarter of 2018, the Company recognized a $3 million benefit related to the resolution of a legal matter as further described in Note 23, "Commitments and Contingencies." During 2018 the Company recorded a $4 million charge for judicial deposits related to former employees at a closed plant in Brazil.

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
Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 3) was $330 million for the year ended December 31, 2018, representing a decrease of $40 million when compared with Adjusted EBITDA of $370 million for the same period of 2017. The decrease is primarily attributable to unfavorable volumes, higher engineering expense, customer pricing and product mix, partially offset by net new business, lower selling, general and administrative expense, improved cost performance and favorable currency.
The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2018 and 2017 is as follows:

	Year Ended December 31
(In millions)	2018	2017	Change
Net income attributable to Visteon Corporation	$164	$176	$(12)
Depreciation and amortization	91	87	4
Restructuring expense, net	29	14	15
Interest expense, net	7	16	(9)
Equity in net income of non-consolidated affiliates	(13)	(7)	(6)
Loss on divestiture	—	33	(33)
Provision for income taxes	43	48	(5)
Net (income) loss from discontinued operations, net of tax	(1)	(17)	16
Net income attributable to non-controlling interests	10	16	(6)
Non-cash, stock-based compensation expense	8	12	(4)
Other	(8)	(8)	—
Adjusted EBITDA	$330	$370	$(40)

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

In the event that the Company's funding requirements exceed cash provided by its operating activities, the Company will meet such requirements by reduction of existing cash balances, by drawing on its Revolving Credit Facility or other affiliate working capital lines, by seeking additional capital through debt or equity markets, or some combination thereof.
Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of December 31, 2019, the Company’s corporate credit rating is Ba3 and BB by Moody’s and Standard & Poor’s, respectively. See Note 12, "Debt" to the accompanying consolidated financial statements for a more comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany arrangements, cash pooling structures, and local working capital facilities. Affiliate working capital lines are primarily used by the Company's consolidated joint ventures. As of December 31, 2019, these lines had availability of approximately $73 million.

Cash Balances
As of December 31, 2019, the Company had total cash of $469 million, including $3 million of restricted cash. Cash balances totaling $311 million were located in jurisdictions outside of the United States, of which approximately $115 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017, but the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.
Restructuring
During the year ended December 31, 2019, the Company paid $15 million related to restructuring activities. See Note 5, "Restructuring Activities" to the Company's consolidated financial statements included in Item 8 of this Report for further information.
Other Items Affecting Liquidity
In 2019, the Company purchased 322,120 shares at an average price of $62.06 for an aggregate amount of $20 million of the Company's common stock. For additional informational, see Note 16, "Stockholders' Equity and Non-controlling Interests" to the Company's consolidated financial statements included in Item 8 of this Report for further information. As of December 31, 2019, $380 million of authorization remains outstanding through 2020.
During the year ended December 31, 2019, cash contributions to the Company's U.S. and non-U.S. defined benefit pension plans were $8 million. The Company expects to make contributions to its various defined benefit pension plans of $26 million in 2020.

Cash Flows

Operating Activities

Including discontinued operations, the Company generated $183 million of cash from operating activities during the year ended December 31, 2019, as compared to $204 million during the same period of 2018, representing a $21 million decrease in cash provided from operations. The decrease in operating cash flows is due to lower net income of $93 million, partially offset by higher depreciation, increased stock based compensation expense, lower equity income of non-consolidated affiliates, net of dividends and other non-cash adjustments totaling $38 million. In addition, improved trade working capital performance of $27 million and favorable changes of other assets and other liabilities of $7 million further reduced the impact of lower net income on net cash from operating activities during the year ended December 31, 2019.

Including discontinued operations, the Company generated $204 million of net cash from operating activities during the year ended December 31, 2018, as compared to $215 million during the same period of 2017 representing an $11 million decrease in net cash provided from operations. The decrease in operating cash flows is primarily due to lower net income of $18 million, excluding a 2017 non-cash loss of $33 million and unfavorable changes in other assets and liabilities of $32 million, primarily attributable to incentive compensation payments and increased royalty payments, partially offset by a decrease in China bank notes during 2018. These items are partially offset by favorable changes to trade working capital during the year ended December 31, 2018 as compared to the same period of 2017 of $73 million.

Investing Activities
Net cash used by investing activities during the year ended December 31, 2019 totaled $128 million, as compared to $98 million in the same period of 2018, representing an increase in cash used by investing activities of $30 million. Net cash used by investing activities during the year ended December 31, 2019 is primarily attributable to capital expenditures of $142 million, partially offset by net loan repayment proceeds received from non-consolidated affiliates of $11 million.
Net cash used by investing activities during the year ended December 31, 2018 totaled $98 million, compared to $173 million in the same period of 2017, representing a reduction of cash used by investing activities of $75 million. Net cash used by investing activities during the year ended December 31, 2018, included capital expenditures of $127, which is partially offset by cash acquired from the consolidation of VFAE of $16 million and $13 million of other net proceeds primarily attributable to the settlement of certain agreements related to the Interiors Divestiture.
Net cash used by investing activities during the year ended December 31, 2017 totaled $173 million, compared to net cash provided from investing activities of $302 million in the same period in 2016 for a decrease of $475 million. Net cash used by investing activities during the year ended December 31, 2017, includes the purchase of the India electronics operations associated with the Climate Transaction for $47 million, payments of $48 million primarily related to the Germany Interiors Divestiture and France Transaction and capital expenditures of $99 million. These outflows were partially offset by proceeds for divestitures of equity and cost based investments in China and Europe of $15 million and net investment hedge settlement proceeds of $5 million.
Financing Activities
Net cash used by financing activities during the year ended December 31, 2019, totaled $49 million, compared to $335 million for the same period in 2018, representing a decrease in net cash used by financing activities of $286 million. Lower net cash used by financing activities during the year ended December 31, 2019 as compared to the same period 2018 is primarily attributable to lower share repurchase transactions of $280 million.
Net cash used by financing activities during the year ended December 31, 2018, totaled $335 million, compared to $234 million for the same period in 2017, for an increase in net cash used by financing activities of $101 million. Increased net cash used by financing activities during the year ended December 31, 2018 as compared to the same period of 2017 is primarily attributable to higher share repurchase transactions of $100 million. Activity during 2018 also includes dividends paid to non-controlling interests of $28 million, distribution payments of $14 million and proceeds from an increase in short term debt of $12 million.
Net cash used by financing activities during the year ended December 31, 2017, totaled $234 million, compared to $2,262 million for the same period in 2016, for a decrease in net cash used by financing activities of $2,028 million. Net cash used by financing activities during the year ended December 31, 2017, included share repurchases of $200 million and dividends paid to non-controlling interests of $38 million.
Debt and Capital Structure
See "Liquidity" above and also see Note 12, "Debt" and Note 16, "Stockholders' Equity and Non-controlling Interests" to the Company's consolidated financial statements included in Item 8 of this Report for further information.

Off-Balance Sheet Arrangements
The Company does not have any off-balance sheet arrangements.
Fair Value Measurements
The Company uses fair value measurements in the preparation of its financial statements, utilizing various inputs including those that can be readily observable, corroborated or are generally unobservable. The Company utilizes market-based data and valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, the Company applies assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. See Note 18, "Fair Value Measurements" to the consolidated financial statements included in Item 8 for additional information.

Contractual Obligations
The following table summarizes the Company's contractual obligations existing as of December 31, 2019:

(In millions)	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Debt	$387	$37	$—	$—	$350
Purchase obligations	97	54	39	4	—
Interest payments on long-term debt	44	10	21	13	—
Operating leases, including imputed interest	195	36	55	46	58
Total contractual obligations	$723	$137	$115	$63	$408

Excluded from the contractual obligations table above are open purchase orders as of December 31, 2019, for raw materials and supplies in the normal course of business, joint venture agreements and other contracts without express funding requirements.

This table excludes amounts related to the Company's income tax liabilities associated with uncertain tax positions impacting the effective rate of $6 million as the Company is unable to make reasonable estimates for the periods in which these liabilities may become due.

The Company also has certain funding requirements with respect to its various defined benefit pension plans globally. The Company intends to satisfy the funding requirements related to these plans over time.

In 2018, the Company committed to make a $15 million investment in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. As of December 31, 2019, the Company has contributed approximately $3 million.

Critical Accounting Estimates
The Company’s significant accounting policies have been disclosed in the consolidated financial statements and accompanying notes under Note 1, “Summary of Significant Accounting Policies” to the Company's consolidated financial statements included in Item 8 of this Report for further information. Certain policies relate to estimates that involve matters that are highly uncertain at the time the accounting estimate is made and different estimates or changes to an estimate could have a material impact on the reported financial position, changes in financial condition or results of operations. Such critical estimates are discussed below. For these, materially different amounts could be reported under varied conditions and assumption. Other items in the Company's consolidated financial statements require estimation, however, in our judgment, they are not as critical as those discussed below.
Revenue Recognition

Revenue is measured based on the transaction price and the quantity of parts specified in a contract with a customer. Discrete price adjustments may occur during the vehicle production period in order for the Company to remain competitive with market prices or based on changes in product specifications. Some of these price adjustments are non-routine in nature and require estimation. In the event the Company concludes that a portion of the revenue for a given part may vary from the purchase order, the Company records consideration at the most likely amount to which the Company expects to be entitled based on historical experience and input from customer negotiations. See Note 1, " Summary of Significant Accounting Policies” in Item 8 of this Report for additional information.

Product Warranty and Recall
The Company accrues for warranty obligations for products sold based on management estimates, with support from the Company’s sales, engineering, quality and legal functions, of the amount that eventually will be required to settle such obligations. This accrual is based on several factors, including contractual arrangements, past experience, current claims, production changes, industry developments and various other considerations. The Company accrues for product recall claims related to potential financial participation in customer actions to provide remedies as a result of actual or threatened regulatory or court actions or the Company’s determination of the potential for such actions. The Company's accrual for recall claims is based on specific facts and circumstances underlying individual claims with support from the Company’s engineering, quality and legal functions. Amounts accrued are based upon management’s best estimate of the amount that will ultimately be required to settle such claims. See Note 23, "Commitments and Contingencies" in Item 8 of this Report for additional information.

Restructuring
The Company accrued costs in connection with its restructuring of the engineering, administration organization and manufacturing. These accruals include estimates primarily related to employee headcount, local statutory benefits, and other employee termination costs. Actual costs may vary from these estimates. These accruals are reviewed on a quarterly basis and changes to restructuring actions are appropriately recognized when identified. See Note 5, “Restructuring Activities” in Item 8 of this Report for additional information.
Pension Plans
Many of the Company’s employees participate in defined benefit pension plans or retirement/termination indemnity plans. The Company has approximately $276 million in unfunded net pension liabilities as of December 31, 2019, of which approximately $208 million and $68 million are attributable to U.S. and non-U.S. pension plans, respectively. The determination of the Company’s obligations and expense for its pension plans is dependent on the Company’s selection of certain assumptions used by actuaries in calculating such amounts. Selected assumptions are described in Note 14, “Employee Benefit Plans” to the Company’s consolidated financial statements included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K, which are incorporated herein by reference, including the discount rate, expected long-term rate of return on plan assets and rate of increase in compensation.
Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense in future periods. Therefore, assumptions used to calculate benefit obligations as of the annual measurement date directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits, as of December 31, 2019, are as follows:

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

In determining its pension expense for 2019, the Company used long-term rates of return on plan assets. For U.S. plans, the Company used an expected rate of return of 6.78%. For non-U.S. plans, the Company used expected rates of return ranging from 2.6% to 8.95%. The Company has set the long-term rates of return assumptions for its 2020 pension expense which range from 2.0% to 7.25% outside the U.S. and 6.6% in the U.S. Actual returns on U.S. pension assets for 2019, 2018 and 2017 were 19.9%, (4.5%) and 16.1%, respectively.

•
Discount rate: The Company uses the spot rate method to estimate the service and interest components of net periodic benefit cost for pension benefits for its U.S. and certain non-U.S. plans. The Company has elected to utilize an approach that discounts individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The discount rate assumption is based on market rates for a hypothetical portfolio of high-quality corporate bonds rated Aa or better with maturities closely matched to the timing of projected benefit payments for each plan at its annual measurement date. The Company used discount rates ranging from 0.45% to 8.95% to determine its pension and other benefit obligations as of December 31, 2019, including weighted average discount rates of 3.34% for U.S. pension plans and 2.39% for non-U.S. pension plan.

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension benefit obligations and its future expense. The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2019 funded status and 2020 pretax pension expense.

	Impact on U.S. 2020 Pretax Pension Expense	Impact on U.S. Plan 2019 Funded Status	Impact on Non-U.S. 2020 Pretax Pension Expense	Impact on Non-U.S. Plan 2019 Funded Status
25 basis point decrease in discount rate (a)(b)	Less than -$1 million	-$27 million	Less than -$1 million	-$13 million
25 basis point increase in discount rate (a)(b)	Less than + $1 million	+$26 million	Less than +$1 million	+$14 million
25 basis point decrease in expected return on assets (a)	+$1.6 million		Less than +$1 million
25 basis point increase in expected return on assets (a)	-$1.6 million		Less than -$1 million
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
In the ordinary course of the Company’s business, there are many transactions and calculations where the final tax determination is uncertain. The Company is regularly audited by tax authorities. Where appropriate, the Company accrues for contingencies related to income tax risks and non-income tax risks. See Note 15, "Income Taxes" in Item 8 of this Report for additional information.
Fair Value Measurements
The Company uses fair value measurements in the preparation of its financial statements, utilizing various inputs including those that can be readily observable, corroborated or are generally unobservable. The Company utilizes market-based data and valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. Additionally, the Company applies assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. See Note 18, "Fair Value Measurements" in Item 8 of this Report for additional information.
Recent Accounting Pronouncements
See Note 1, “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements under Item 8 of this Report for a discussion of recent accounting pronouncements.

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

•	Visteon’s ability to quickly and adequately remediate control deficiencies in its internal control over financial reporting.

•	Impact of the coronavirus on our suppliers, our manufacturing facilities and automotive sales in China.

•	Other factors, risks and uncertainties detailed from time to time in Visteon’s Securities and Exchange Commission filings.

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

Foreign Currency Risk

The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends, investments in subsidiaries and anticipated foreign currency denominated transaction proceeds. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to reduce the impact to the Company's cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s current primary hedged foreign currency exposures include the Japanese Yen, Euro and Mexican Peso. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. The Company's policy requires that hedge transactions relate to a specific portion of the exposure not to exceed the aggregate amount of the underlying transaction.

In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars. The Company does not enter into foreign exchange contracts to mitigate this exposure.
The hypothetical pretax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $32 million for foreign currency derivative financial instruments as of December 31, 2019 and 2018. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

See Note 19, "Financial Instruments" to the consolidated financial statements included in Item 8 for additional information.

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
Based on the evaluation performed under the COSO 2013 Framework as of December 31, 2019, management has concluded that the Company’s internal control over financial reporting is effective. Additionally, Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Visteon Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Visteon Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule included in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 20, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition
Description of the Matter
As discussed in Note 1, Summary of Significant Accounting Policies, the Company’s sales contracts with its customers may provide for discrete price adjustments during the vehicle production period in order for the Company to remain competitive with market prices or based on changes in production specifications. Some of these price adjustments are non-routine in nature and require estimation. In the event the Company concludes that a portion of the revenue for a given part may vary from the purchase order, the Company records consideration at the most likely amount to which the Company expects to be entitled based on historical experience and input from customer negotiations.
Auditing the consideration the Company expects to be entitled to in exchange for certain of its products which are subject to non-routine price adjustments is highly judgmental due to changes in production specifications and commercial negotiations with customers throughout the life of the production periods.

How We Addressed the Matter in Our Audit
We identified and tested controls relating to the identification and evaluation of non-routine pricing adjustments including management’s evaluation of the commercial facts and circumstances to support the most likely consideration to which the Company expects to be entitled.
Our audit procedures included, among others, inspecting communications between the Company and its customers related to the pricing arrangements, making inquiries of the sales representatives who are responsible for negotiations with customers, testing any subsequent adjustments for appropriate amount and timing, obtaining written representations from management regarding customer agreements, and performing retrospective reviews of management’s estimates to identify any contrary evidence.

Income Taxes - Realizability of Deferred Tax Assets
Description of the Matter
As more fully described in Note 15, Income Taxes, as of December 31, 2019, the Company had deferred tax assets of $198 million (net of valuation allowances totaling $1,132 million, comprised of $768 million in the U.S. and $364 million in foreign jurisdictions, primarily Germany and France). Deferred tax assets are reduced by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.
Management’s analysis of the realizability of its deferred tax assets was critical to our audit because the assessment process by jurisdiction is complex, involves judgment, and includes assumptions that may be affected by future market or economic conditions.

How We Addressed the Matter in Our Audit
We tested controls that address the risks of material misstatement relating to the realizability of deferred tax assets, including controls over management’s projections of future taxable income, the future reversal of existing taxable temporary differences, and management’s identification and use of tax planning strategies.
We evaluated the Company’s assessment of the realizability of deferred tax assets and the resulting valuation allowance. Our audit procedures included testing the calculations of existing temporary book-tax differences. We also tested the Company’s scheduling of the reversal of existing temporary taxable differences by jurisdiction and of the appropriate character of income. We evaluated the assumptions used by the Company to develop projections of future taxable income by jurisdiction and tested the completeness and accuracy of the underlying data used in its projections. For example, we compared the projections of future taxable income with the actual results of prior periods as well as management’s consideration of current industry and economic trends. We also assessed the historical accuracy of management’s projections and reconciled the projections of future income with other forecasted financial information prepared by the Company. Lastly, we involved our tax specialists to evaluate the application of tax law in the Company’s use of tax planning strategies.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Detroit, Michigan
February 20, 2020

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Visteon Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Visteon Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Visteon Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2019 consolidated financial statements of the Company and our report dated February 20, 2020 expressed an unqualified opinion.

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

/s/ Ernst & Young LLP
Detroit, Michigan
February 20, 2020

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, Except Per Share Amounts)

	Year Ended December 31
	2019	2018	2017
Sales	$2,945	$2,984	$3,146
Cost of sales	(2,621)	(2,573)	(2,655)
Gross margin	324	411	491
Selling, general and administrative expenses	(221)	(193)	(226)
Restructuring expense, net	(4)	(29)	(14)
Interest expense	(13)	(14)	(21)
Interest income	4	7	5
Equity in net income of non-consolidated affiliates	6	13	7
Loss on divestiture	—	—	(33)
Other income, net	10	21	14
Income before income taxes	106	216	223
Provision for income taxes	(24)	(43)	(48)
Net income from continuing operations	82	173	175
Net income (loss) from discontinued operations, net of tax	(1)	1	17
Net income	81	174	192
Net income attributable to non-controlling interests	(11)	(10)	(16)
Net income attributable to Visteon Corporation	$70	$164	$176
Basic earnings (loss) per share:
Continuing operations	$2.53	$5.53	$5.03
Discontinued operations	(0.04)	0.03	0.54
Basic earnings per share attributable to Visteon Corporation	$2.49	$5.56	$5.57
Diluted earnings (loss) per share:
Continuing operations	$2.52	$5.49	$4.94
Discontinued operations	(0.04)	0.03	0.53
Diluted earnings per share attributable to Visteon Corporation	$2.48	$5.52	$5.47

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31
	2019	2018	2017
Net income	$81	$174	$192
Foreign currency translation adjustments	(13)	(46)	68
Net investment hedge	9	7	(22)
Benefit plans, net of tax (a)	(43)	(8)	12
Unrealized hedging gains (losses), net of tax (b)	(6)	1	6
Other comprehensive income (loss), net of tax	(53)	(46)	64
Comprehensive income	28	128	256
Comprehensive income attributable to non-controlling interests	9	6	21
Comprehensive income attributable to Visteon Corporation	$19	$122	$235
(a) Other comprehensive income (loss) is net of tax benefit of $5 million for the year ended December 31, 2019, tax expense of $1 million for the year ended December 31,2018, and tax expense of $1 million for the year ended December 31, 2017.
(b) There were no tax effects for the year ended December 31, 2019, while other comprehensive income (loss) is net of tax expense of less than $1 million for the year ended December 31, 2018, and tax expense of $1 million for the year ended December 31, 2017.

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31
	2019	2018
ASSETS
Cash and equivalents	$466	$463
Restricted cash	3	4
Accounts receivable, net	514	486
Inventories, net	169	184
Other current assets	193	159
Total current assets	1,345	1,296
Property and equipment, net	436	397
Intangible assets, net	127	129
Right-of-use assets	165	—
Investments in non-consolidated affiliates	48	42
Other non-current assets	150	143
Total assets	$2,271	$2,007
LIABILITIES AND EQUITY
Short-term debt	$37	$57
Accounts payable	511	436
Accrued employee liabilities	73	67
Current lease liability	30	—
Other current liabilities	147	161
Total current liabilities	798	721
Long-term debt	348	348
Employee benefits	292	257
Non-current lease liability	139	—
Deferred tax liabilities	27	23
Other non-current liabilities	72	76
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of December 31, 2019 and 2018)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 28 million shares outstanding as of December 31, 2019 and 2018)	1	1
Additional paid-in capital	1,342	1,335
Retained earnings	1,679	1,609
Accumulated other comprehensive loss	(267)	(216)
Treasury stock	(2,275)	(2,264)
Total Visteon Corporation stockholders’ equity	480	465
Non-controlling interests	115	117
Total equity	595	582
Total liabilities and equity	$2,271	$2,007

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS1
(In millions)

	Year Ended December 31
	2019	2018	2017
Operating Activities
Net income	$81	$174	$192
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	100	91	87
Non-cash stock-based compensation	17	8	12
Losses on divestitures and impairments	—	—	33
Transaction gains	—	(8)	(11)
Equity in net income of non-consolidated affiliates, net of dividends remitted	(6)	(13)	(7)
Other non-cash items	8	3	1
Changes in assets and liabilities:
Accounts receivable	(33)	44	10
Inventories	13	1	(3)
Accounts payable	73	(19)	(54)
Other assets and other liabilities	(70)	(77)	(45)
Net cash provided from operating activities	183	204	215
Investing Activities
Capital expenditures, including intangibles	(142)	(127)	(99)
Loans to non-consolidated affiliate, net of repayments	11	—	—
Acquisition of businesses, net of cash acquired	—	16	(47)
Payments on divestiture of businesses	—	—	(48)
Proceeds from asset sales and business divestitures	—	—	15
Other, net	3	13	6
Net cash used by investing activities	(128)	(98)	(173)
Financing Activities
Repurchase of common stock	(20)	(300)	(200)
Short-term debt, net	(19)	12	10
Dividends paid to non-controlling interests	(9)	(28)	(38)
Distribution payments	—	(14)	(1)
Stock based compensation tax withholding payments	—	(7)	(1)
Principal payments on debt	—	—	(2)
Other	(1)	2	(2)
Net cash used by financing activities	(49)	(335)	(234)
Effect of exchange rate changes on cash and equivalents	(4)	(13)	19
Net increase (decrease) in cash and equivalents	2	(242)	(173)
Cash and equivalents at beginning of the year	467	709	882
Cash and equivalents at end of the year	$469	$467	$709
Supplemental Disclosures:
Cash paid for interest	$14	$15	$16
Cash paid for income taxes, net of refunds	$40	$47	$49
1 The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories.

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Stock Warrants	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2016	$1	$—	$1,327	$1,269	$(233)	$(1,778)	$586	$138	$724
Net income	—	—	—	176	—	—	176	16	192
Other comprehensive income	—	—	—	—	59	—	59	5	64
Stock-based compensation, net	—	—	12	—	—	4	16	—	16
Repurchase of shares of common stock	—	—	—	—	—	(200)	(200)	—	(200)
Dividends payable	—	—	—	—	—	—	—	(2)	(2)
Cash dividends	—	—	—	—	—	—	—	(33)	(33)
December 31, 2017	$1	$—	$1,339	$1,445	$(174)	$(1,974)	$637	$124	$761
Net income	—	—	—	164	—	—	164	10	174
Other comprehensive loss	—	—	—	—	(42)	—	(42)	(4)	(46)
Stock-based compensation, net	—	—	(4)	—	—	10	6	—	6
Repurchase of shares of common stock	—	—	—	—	—	(300)	(300)	—	(300)
Cash dividends	—	—	—	—	—	—	—	(28)	(28)
Business acquisition	—	—	—	—	—	—	—	15	15
December 31, 2018	$1	$—	$1,335	$1,609	$(216)	$(2,264)	$465	$117	$582
Net income	—	—	—	70	—	—	70	11	81
Other comprehensive loss	—	—	—	—	(51)	—	(51)	(2)	(53)
Stock-based compensation, net	—	—	5	—	—	9	14	—	14
Repurchase of shares of common stock	—	—	—	—	—	(20)	(20)	—	(20)
Cash dividends	—	—	—	—	—	—	—	(9)	(9)
Acquisition of non-controlling interest	—	—	2	—	—	—	2	(2)	—
December 31, 2019	$1	$—	$1,342	$1,679	$(267)	$(2,275)	$480	$115	$595
See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Summary of Significant Accounting Policies
Basis of Presentation: Visteon Corporation (the "Company" or "Visteon") financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("GAAP") on a going concern basis, which contemplates the continuity of operations, realization of assets and satisfaction of liabilities in the normal course of business.
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
Revenue Recognition:  The Company generates revenue from the production of automotive vehicle cockpit electronics parts sold to OEMs, or Tier 1 suppliers at the direction of the OEM, under long term supply agreements supporting new vehicle production. Such agreements may also require related production for service parts, subsequent to initial vehicle production periods.
The Company’s contracts with customers involve various governing documents (Sourcing Agreements, Master Purchase Agreements, Terms and Conditions Agreements, etc.) which do not reach the level of a performance obligation of the Company until the Company receives either a purchase order and/or a customer release for a specific number of parts at a specified price, at which point the collective group of documents represent an enforceable contract. While the long term supply agreements generally range from three to five years, customers make no commitments to volumes, and pricing or specifications can change prior to or during production. The Company recognizes revenue when control of the parts produced are transferred to the customer according to the terms of the contract, which is usually when the parts are shipped or delivered to the customer’s premises. Customers are generally invoiced upon shipment or delivery and payment generally occurs within 45 to 90 days. Customers in China are often invoiced one month after shipment or delivery. Customer returns, when they occur, relate to quality rework issues and are not connected to any repurchase obligation of the Company. As of December 31, 2019, all unfulfilled performance obligations are expected to be fulfilled within the next twelve months.
Revenue is measured based on the transaction price and the quantity of parts specified in a contract with a customer. Discrete price adjustments may occur during the vehicle production period in order for the Company to remain competitive with market prices or based on changes in product specifications. Some of these price adjustments are non-routine in nature and require estimation. In the event the Company concludes that a portion of the revenue for a given part may vary from the purchase order, the Company records consideration at the most likely amount to which the Company expects to be entitled based on historical experience and input from customer negotiations. The Company records such estimates within Sales and Accounts receivable, net, within the consolidated statements of comprehensive income and consolidated balance sheets, respectively. The Company adjusts its pricing reserves at the earlier of when the most likely amount of consideration changes or when the consideration becomes fixed. In 2019, revenue recognized related to performance obligations satisfied in previous periods represented less than 1% of consolidated sales. The Company's customers pay for products received in accordance with payment terms that are customary within the industry. The Company's contracts with its customers do not have significant financing components.

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
The effects of remeasuring monetary assets and liabilities of the Company’s businesses denominated in currencies other than their functional currency are recorded as transaction gains and losses in the consolidated statements of operations. Additionally, gains and losses resulting from transactions denominated in a currency other than the functional currency are recorded as transaction gains and losses in the consolidated statements of operations. Net transaction gains and losses, inclusive of amounts associated with discontinued operations, decreased net income by $3 million, $6 million and $9 million for the years ended December 31, 2019, 2018 and 2017 respectively.
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
Other Costs within Cost of Sales: Repair and maintenance costs, research and development costs, and pre-production operating costs are expensed as incurred. Research and development expenses include salary and related employee benefits, contractor fees, information technology, occupancy, telecommunications, depreciation, forward model program development, and advanced engineering activities. Research and development expenses were $300 million, $286 million, and $253 million in 2019, 2018 and 2017, respectively, which includes recoveries of $140 million, $146 million and $133 million. Shipping and handling costs are recorded in the Company's consolidated statements of operations as "Cost of sales."
Other Income (Expense), Net:

	Year Ended December 31
(In millions)	2019	2018	2017
Pension financing benefits, net	$10	$13	$12
Transformation initiatives	—	4	(2)
Gain on non-consolidated transactions, net	—	4	4
	$10	$21	$14

Pension financing benefits, net include return on assets net of interest costs and other amortization.
During 2018, the Company recognized a $4 million benefit on settlement of litigation matters with the Company’s former President and Chief Executive Officer (“former CEO”) as further described in Note 23, "Commitments and Contingencies."
During 2017, transformation initiative costs include information technology separation costs, integration of acquired businesses, and financial and advisory services incurred in connection with the Company's transformation into a pure play cockpit electronics business.
On September 1, 2018, Visteon acquired an additional 1% ownership interest in VFAE, a former non-consolidated affiliate, resulting in a total 51% controlling interest and a non-cash gain of $4 million as further described in Note 20, "Business Acquisitions."

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

Cash and Equivalents: The Company considers all highly liquid investments purchased with a maturity of three months or less, including short-term time deposits, commercial paper, repurchase agreements and money market funds to be cash equivalents. As of December 31, 2019 the Company's cash balances are invested in a diversified portfolio of cash and highly liquid cash equivalents including money market funds, commercial paper rated A2/P2 and above with maturity under three months, time deposits and other short-term cash investments, which mature under three months with highly rated banking institutions. The cost of such funds approximates fair value based on the nature of the investment.

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $2 million related to a Letter of Credit Facility, and $1 million related to cash collateral for other corporate purposes as of December 31, 2019.

Accounts Receivable: Accounts receivable are stated at the invoiced amount, less an allowance for doubtful accounts for estimated amounts not expected to be collected, and do not bear interest. The Company’s accounts receivables are continually assessed for collectability and any allowance is recorded based upon the age of outstanding receivables, historical payment experience and customer creditworthiness. The allowance for doubtful accounts balance was $10 million and $6 million as of December 31, 2019 and 2018, respectively. Provisions for estimated uncollectible accounts receivable of $5 million, $2 million and $3 million are included in selling, general and administrative expenses for the years ended December 31, 2019, 2018, and 2017.

The Company exchanges a portion of its accounts receivable for bank notes for certain of its customers in China. The collection on such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third party financial institutions in exchange for cash. The Company has entered into arrangements with financial institutions to sell certain bank notes, generally maturing within nine months. Bank notes are sold with recourse, but qualify as a sale as all rights to the notes have passed to the financial institution.

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

Product Tooling: Product tooling includes molds, dies and other tools used in production of a specific part or parts of the same basic design. It is generally required that non-reimbursable design and development costs for products to be sold under long-term supply arrangements be expensed as incurred and costs incurred for molds, dies and other tools that will be owned by the Company or its customers and used in producing the products under long-term supply arrangements be capitalized and amortized over the shorter of the expected useful life of the assets or the term of the supply arrangement. Product tooling owned by the Company is capitalized as property and equipment and is amortized to cost of sales over its estimated economic life, generally not exceeding six years. The Company had receivables of $31 million and $22 million as of December 31, 2019 and 2018, respectively, related to product tools in progress, which will not be owned by the Company and for which there is a contractual agreement for reimbursement from the customer.
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
Leases: The Company determines if an arrangement is a lease at inception. Operating leases are included in right-of-use (“ROU”) assets, current lease liabilities, and non-current lease liabilities in the consolidated balance sheets. Finance leases are not material and are included in property and equipment, short-term debt and long-term debt in the consolidated balance sheets.
ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company generally uses its incremental borrowing rate based on corporate rates. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Lease expense for lease payments is recognized on a straight-line basis over the lease term. The Company has lease agreements containing lease and non-lease components. The Company accounts for the lease and non-lease components as a single lease component.
Goodwill: The Company performs either a qualitative or quantitative assessment of goodwill for impairment on an annual basis. Goodwill impairment testing is performed at the reporting unit level. The qualitative assessment considers several factors at the reporting unit level including the excess of fair value over carrying value as of the last quantitative impairment test, the length of time since the last fair value measurement, the current carrying value, market and industry metrics, actual performance compared to forecast performance, and the Company's current outlook on the business. If the qualitative assessment indicates it is more likely than not that goodwill is impaired, the reporting unit is quantitatively tested for impairment. To quantitatively test goodwill for impairment, the fair value of each reporting unit is determined and compared to the carrying value. An impairment charge is recognized for the amount by which the reporting unit's carrying value exceeds its fair value. Management has tested for impairment and concluded that no impairment exists as of December 31, 2019.
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
Product Warranty and Recall: Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality and legal functions and include due consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments and various other considerations. For further detail on the Company’s warranty obligations see Note 23, "Commitments and Contingencies."
Income Taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that such assets will not be realized. This assessment requires judgment, and must be done on a jurisdiction-by-jurisdiction basis. In determining the need for a valuation allowance, all available positive and negative evidence, including historical and projected financial performance, is considered along with any other pertinent information.
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
Business Combinations: In accounting for business combinations, the purchase price of an acquired business is allocated to its identifiable assets and liabilities based on estimated fair values. The excess of the purchase price over the amount allocated to the assets and liabilities, if any, is recorded as goodwill. Determining the fair values of assets acquired and liabilities assumed requires management's judgment, the utilization of independent appraisal firms and often involves the use of estimates and assumptions with respect to the timing and amount of future cash flows, market rate assumptions, actuarial assumptions, and appropriate discount rates, among other items.
Recently Adopted Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-02, “Leases (Subtopic 842).” The standard increases the transparency and comparability of organizations by recognizing ROU assets and lease liabilities on the consolidated balance sheets and disclosing key quantitative and qualitative information about leasing arrangements. In transition, the standard provides for certain practical expedients. Management elected certain practical expedients including the election not to reassess existing or expired contracts to determine if such contracts contain a lease or if the lease classification would differ, as well as the election not to separate lease and non-lease components for arrangements where the Company is a lessee.
The Company adopted the standard January 1, 2019, by applying the modified retrospective method without restatement of comparative periods' financial information, as permitted by the transition guidance. The adoption of this guidance resulted in the recognition of ROU assets and lease liabilities for operating leases in the consolidated balance sheet of approximately $172 million and $176 million, respectively, as of January 1, 2019. The Company's accounting for finance leases remained substantially unchanged under the new guidance and the adoption did not have an impact on the Company’s consolidated results of operations and cash flows. For additional information, refer to Note 11, "Leases."
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
Effective January 1, 2018 the Company adopted ASU 2014-09 “Revenue from Contracts with Customers (Topic 606),” using the modified retrospective method. Under the modified retrospective method, the impact of applying the standard is recognized as a cumulative effect on retained earnings. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the year ended December 31, 2018. Comparative information for periods prior to adoption have not been restated and continue to be reported under the accounting standards in effect for those periods.

Effective January 1, 2018 the Company adopted ASU 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the presentation of net periodic pension cost and net periodic postretirement benefit cost." The ASU requires entities to present the service cost component of the net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. Entities will present the other components separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, and disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The standard was applied retrospectively for the presentation of the service cost component and the components of pension financing costs in the income statement, and prospectively for the guidance limiting the capitalization of net periodic benefit cost in assets to the service cost. This new guidance is effective for interim and annual reporting periods beginning after December 15, 2017. The Company previously recorded service cost with other compensation costs (benefits) in cost of sales and selling, general and administrative expenses. Adoption of the standard resulted in the reclassification of other compensation costs (benefits) in "Other income (expense), net." The Company's retrospective adoption of this standard on January 1, 2018 resulted in an $8 million increase to cost of sales and a $4 million increase to selling, general and administrative expenses, with a corresponding $12 million increase in "Other income (expense), net" with no impact to net income for the year ended December 31, 2017.
Accounting Pronouncements Effective After 2019: In June 2016, the FASB issued ASU 2016-13, "Credit Losses - Measurement of Credit Losses on Financial Instruments." The guidance requires that for most financial assets, losses be based on an expected loss approach which includes estimates of losses over the life of exposure that considers historical, current and forecasted information. Expanded disclosures related to the methods used to estimate the losses as well as a specific disaggregation of balances for financial assets are also required. The change is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, with early adoption permitted for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years.The Company considered historical experience and current conditions and concluded that the application of this accounting standard does not have a material impact on its consolidated financial statements. The Company will adopt this guidance effective January 1, 2020.

NOTE 2. Revenue Recognition

Disaggregated revenue by geographical market and product lines is as follows:

	Year Ended December 31
(In millions)	2019	2018
Geographical Markets (a)
Europe	$978	$981
Americas	792	800
China Domestic	527	405
China Export	262	309
Other Asia-Pacific	560	678
Eliminations	(174)	(189)
	$2,945	$2,984
(a) Company sales based on geographic region where sale originates and not where customer is located.

	Year Ended December 31
(In millions)	2019	2018
Product Lines
Instrument clusters	$1,314	$1,209
Audio and infotainment	721	772
Information displays	486	509
Body and security	117	110
Telematics	76	68
Climate controls	72	122
Other (includes HUD)	159	194
	$2,945	$2,984

The Company has no material contract assets, contract liabilities or capitalized contract acquisition costs as of December 31, 2019.

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

The accounting policies for the reportable segments are the same as those described in the Note 1, "Summary of Significant Accounting Policies” to the Company’s consolidated financial statements.

The Company’s current reportable segment is Electronics. The Company's Electronics segment provides vehicle cockpit electronics products to customers, including instrument clusters, information displays, infotainment systems, audio systems, telematics solutions and head-up displays.

Key financial measures reviewed by the Company’s chief operating decision maker are as follows.

Segment Sales

Segment Sales were $2,945 million, $2,984 million and $3,146 million for the years ended December 31, 2019, 2018 and 2017.

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

Segment Adjusted EBITDA was $234 million, $330 million and $370 million for the years ended December 31, 2019, 2018 and 2017.

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2019, 2018 and 2017 is as follows:

	Year Ended December 31
(In millions)	2019	2018	2017
Net income attributable to Visteon Corporation	$70	$164	$176
Depreciation and amortization	100	91	87
Restructuring expense, net	4	29	14
Interest expense, net	9	7	16
Equity in net income of non-consolidated affiliates	(6)	(13)	(7)
Loss on divestiture	—	—	33
Provision for income taxes	24	43	48
Net (income) loss from discontinued operations, net of tax	1	(1)	(17)
Net income attributable to non-controlling interests	11	10	16
Non-cash, stock-based compensation expense	17	8	12
Other	4	(8)	(8)
Adjusted EBITDA	$234	$330	$370

Financial Information by Geographic Region

Sales by geographic region for the years ended December 31, 2019, 2018 and 2017 are as follows:

	Year Ended December 31
(In millions)	2019	2018	2017
United States	$663	$654	$776
Mexico	38	67	70
Total North America	701	721	846
Portugal	602	563	508
Slovakia	237	235	294
Tunisia	71	96	109
France	53	70	84
Other Europe	16	20	20
Intra-region eliminations	(1)	(3)	(11)
Total Europe	978	981	1,004
China Domestic	527	405	381
China Export	262	309	363
Total China	789	714	744
Japan	393	494	495
India	110	114	92
Thailand	57	69	81
Korea	—	2	12
Intra-region eliminations	—	(1)	(1)
Total Other Asia-Pacific	560	678	679
South America	91	79	68
Inter-region eliminations	(174)	(189)	(195)
	$2,945	$2,984	$3,146
Company sales based on geographic region where sale originates and not where customer is located.

Tangible long-lived assets by geographic region as of December 31, 2019 and 2018 are as follows:

	Year Ended December 31
(In millions)	2019	2018
Europe	$207	$152
North America	186	74
China	93	86
Other Asia-Pacific	86	60
South America	29	25
	$601	$397
Tangible long-lived assets include property, plant and equipment and right-of-use assets.

NOTE 4. Earnings Per Share
A summary of information used to compute basic and diluted earnings per share attributable to Visteon is as follows:

	Year Ended December 31
(In millions, except per share amounts)	2019	2018	2017
Numerator:
Net income from continuing operations attributable to Visteon	$71	$163	$159
Net income (loss) from discontinued operations attributable to Visteon	(1)	1	17
Net income attributable to Visteon	$70	$164	$176
Denominator:
Average common stock outstanding - basic	28.1	29.5	31.6
Dilutive effect of performance based share units and other	0.1	0.2	0.6
Diluted shares	28.2	29.7	32.2

Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon:
Continuing operations	$2.53	$5.53	$5.03
Discontinued operations	(0.04)	0.03	0.54
	$2.49	$5.56	$5.57
Diluted earnings (loss) per share attributable to Visteon:
Continuing operations	$2.52	$5.49	$4.94
Discontinued operations	(0.04)	0.03	0.53
	$2.48	$5.52	$5.47

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
Including amounts associated with discontinued operations, the Company recorded net restructuring expenses of $3 million, $30 million and $14 million during the years ended December 31, 2019, 2018 and 2017, respectively. Significant restructuring programs are summarized below by product group.
Electronics
During the first quarter of 2020, the Company approved a restructuring program impacting engineering and administrative functions to improve the Company’s efficiency and optimize its footprint. The Company expects to incur costs between $18 million and $24 million related to this action.
During the first quarter of 2019, the Company approved a restructuring program impacting two European manufacturing facilities due to the end of life of certain product lines. During the year ended December 31, 2019, the Company recorded approximately $2 million net restructuring expenses. As of December 31, 2019, less than a million remains accrued and the program is considered substantially complete.
During the third quarter of 2018, the Company approved a restructuring program impacting engineering and administrative functions to optimize operations. During the years ended December 31, 2019 and December 31, 2018, the Company recorded approximately approximately $1 million and $19 million of net restructuring expenses. As of December 31, 2019, approximately $5 million remains accrued and the program is considered substantially complete.

During the second quarter of 2018, the Company recorded employee severance and termination benefit expenses of approximately $3 million related to legacy employees at a South America facility and $2 million of net restructuring expenses associated with employees at North America manufacturing facilities due to the wind-down of certain products. During the year ended December 31, 2019, the Company recorded approximately $1 million of restructuring expense under the programs and approximately $3 million remains accrued as of December 31, 2019.

During 2016, the Company approved a restructuring program impacting engineering and administrative functions to further align the Company's footprint with its core product technologies and customers. The Company has recorded approximately $5 million and $14 million of net restructuring expenses, respectively under this program during the years ended December 31, 2018 and 2017. The Company has recorded approximately $45 million of restructuring expenses since inception of this program and it is considered complete.
Other and Discontinued Operations
During the year ended December 31, 2018, the Company recorded approximately $1 million associated with a former European Interiors facility related to settlement of employee severance litigation.
As of December 31, 2019, the Company has retained restructuring reserves as part of the Company's divestiture of the majority of its global Interiors business (the "Interiors Divestiture") of approximately $2 million, associated with previously announced programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves
Restructuring reserve balances of $10 million and $23 million as of December 31, 2019 and 2018, respectively, are classified as Other current liabilities on the consolidated balance sheets. The Company anticipates that the activities associated with the restructuring reserve balance as of December 31, 2019 will be substantially complete within one year. The Company’s consolidated restructuring reserves and related activity are summarized below including amounts associated with discontinued operations.

(In millions)	Electronics	Other	Total
December 31, 2016	$31	$9	$40
Expense	7	—	7
Change in estimates	8	(1)	7
Utilization	(30)	(2)	(32)
Foreign currency	2	—	2
December 31, 2017	18	6	24
Expense	24	—	24
Change in estimates	5	1	6
Utilization	(26)	(4)	(30)
Foreign currency	(1)	—	(1)
December 31, 2018	20	3	23
Expense	5	—	5
Change in estimates	(1)	(1)	(2)
Utilization	(15)	—	(15)
Foreign currency	(1)	—	(1)
December 31, 2019	$8	$2	$10

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

NOTE 6. Non-Consolidated Affiliates
Non-Consolidated Affiliate Transactions
On October 15, 2018, the Company completed the purchase of a 12.5% equity investment in a private radar imaging firm for $1 million, as further described in Note 18, "Fair Value Measurements."

On September 1, 2018, Visteon acquired an additional 1% ownership interest in VFAE resulting in a total 51% controlling interest and a non-cash gain of $4 million, classified as "Other income (expense), net", as further described in Note 20, "Business Acquisitions."

During 2017, the Company completed the sale and disposal of its 50% interest in an equity method investment for proceeds of $7 million, consistent with its carrying value.

During 2017, the Company disposed of its remaining cost method investments for proceeds of approximately $8 million and recorded a net pretax gain of $4 million, classified as "Other income (expense), net" during the year ended December 31, 2017.

Investments in Affiliates

The Company recorded equity in the net income of non-consolidated affiliates of $6 million, $13 million and $7 million for the years ended December 31, 2019, 2018 and 2017, respectively.
The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that an “other-than-temporary” decline in value has occurred, an impairment loss will be recorded, which is measured as the difference between the recorded book value and the fair value of the investment. As of December 31, 2019, the Company determined that no such indicators were present.

A summary of the Company's investments in non-consolidated equity method affiliates is provided below:

	December 31
(In millions)	2019	2018
YFVIC (50%)	$43	$38
Others	5	4
Total investments in non-consolidated affiliates	$48	$42

A summary of transactions with affiliates is shown below:

	Year Ended December 31
(In millions)	2019	2018
Billings to affiliates (a)	$75	$52
Purchases from affiliates (b)	$73	$79
(a) Primarily relates to parts production and engineering reimbursement
(b) Primarily relates to engineering services as well as selling, general and administrative expenses

Variable Interest Entities
Visteon and Yangfeng Automotive Trim Systems Co. Ltd. ("YF") each own 50% of a joint venture under the name of Yanfeng Visteon Investment Co., Ltd. ("YFVIC"). In October 2014, YFVIC completed the purchase of YF’s 49% direct ownership in Yanfeng Visteon Automotive Electronics Co., Ltd ("YFVE") a consolidated joint venture of the Company ("The YFVIC Transaction"). The purchase by YFVIC was financed through a shareholder loan from YF and external borrowings, guaranteed by Visteon, were paid in 2019.
The Company determined that YFVIC is a VIE. The Company holds a variable interest in YFVIC primarily related to its ownership interests and subordinated financial support. The Company and YF each own 50% of YFVIC and neither entity has the power to control the operations of YFVIC; therefore, the Company is not the primary beneficiary of YFVIC and does not consolidate the joint venture.
A summary of the Company's investments in YFVIC is provided below:

	December 31
(In millions)	2019	2018
Payables due to YFVIC	$9	$17
Exposure to loss in YFVIC
Investment in YFVIC	$43	$38
Receivables due from YFVIC	41	36
Subordinated loan receivable	8	20
Loan guarantee	—	11
Maximum exposure to loss in YFVIC	$92	$105

NOTE 7. Inventories
Inventories, net consist of the following components:

	December 31
(In millions)	2019	2018
Raw materials	$100	$124
Work-in-process	28	26
Finished products	41	34
	$169	$184

NOTE 8. Property and Equipment

Property and equipment, net consists of the following:

	December 31
(In millions)	2019	2018
Land	$12	$13
Buildings and improvements	83	76
Machinery, equipment and other	599	531
Construction in progress	80	56
Total property and equipment	774	676
Accumulated depreciation	(362)	(303)
	412	373
Product tooling, net of amortization	24	24
Property and equipment, net	$436	$397

Depreciation and amortization expenses are summarized as follows:

	Year Ended December 31
(In millions)	2019	2018	2017
Depreciation	$78	$73	$71
Amortization	6	3	3
	$84	$76	$74

For the year ended December 31, 2019, the Company recorded non-cash asset impairment charges of $2 million in cost of sales related to declines in the fair values of certain fixed assets.

The net book value of capitalized internal use software costs was approximately $21 million and $19 million as of December 31, 2019 and 2018, respectively. Related amortization expense was approximately $9 million, $7 million and $4 million for the years ended 2019, 2018 and 2017. Amortization expense of approximately $9 million, $7 million, $4 million and $1 million is expected for the annual periods ended December 31, 2020, 2021, 2022 and 2023, respectively.

NOTE 9. Intangible Assets

Intangible assets as of December 31, 2019 were as follows:

		December 31, 2019
(In millions)	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Developed technology	7	$40	$(35)	$5
Customer related	10	89	(51)	38
Capitalized software development	4	32	(5)	27
Other	20	15	(4)	11
Subtotal		176	(95)	81
Indefinite-Lived:
Goodwill		46	—	46
Total		$222	$(95)	$127

A roll-forward of the net carrying amounts of intangible assets is presented below:

	December 31, 2018			December 31, 2019
(In millions)	Gross Intangibles	Accumulated Amortization	Net Intangible	Additions	Foreign Currency	Amortization Expense	Net Intangibles
Definite-Lived:
Developed technology	$40	$(31)	$9	$—	$(1)	$(3)	$5
Customer related	90	(42)	48	—	(1)	(9)	38
Capitalized software development	16	(3)	13	16	—	(2)	27
Other	14	(2)	12	1	—	(2)	11
Subtotal	160	(78)	82	17	(2)	(16)	81
Indefinite-Lived:
Goodwill	47	—	47	—	(1)	—	46
Total	$207	$(78)	$129	$17	$(3)	$(16)	$127

	December 31, 2017			December 31, 2018
(In millions)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Additions	Foreign Currency	Amortization Expense	Net Intangibles
Definite-Lived:
Developed technology	$40	$(27)	$13	$—	$(1)	$(3)	$9
Customer related	88	(35)	53	7	(3)	(9)	48
Capitalized software development	8	(1)	7	8	—	(2)	13
Other	13	(1)	12	2	(1)	(1)	12
Subtotal	149	(64)	85	17	(5)	(15)	82
Indefinite-Lived:
Goodwill	47	—	47	2	(2)	—	47
Total	$196	$(64)	$132	$19	$(7)	$(15)	$129

Capitalized software development consists of software development costs intended for integration into customer products.

The Company recorded approximately $16 million, $15 million and $13 million of amortization expense related to definite-lived intangible assets for the years ended December 31, 2019, 2018 and 2017, respectively. The Company currently estimates annual amortization expense to be $16 million for each of the years 2020, 2021, and 2022, $13 million for 2023, and $6 million for 2024.

During 2018, in connection with the VFAE acquisition, the Company recorded customer related intangible assets of $7 million. These definite lived intangible assets are being amortized using the straight-line method over their estimated useful lives of 10 to 12 years. Additionally, the Company recorded goodwill of $2 million for the excess of the total consideration over the fair values of the identifiable assets and liabilities acquired. These gross additions were partially offset by foreign currency related impacts in Customer related and Other intangibles of $5 million and $1 million, respectively.

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

NOTE 10. Other Assets
Other current assets are comprised of the following components:

	December 31
(In millions)	2019	2018
Recoverable taxes	$61	$46
Joint venture receivables	41	37
Contractually reimbursable engineering costs	29	40
Prepaid assets and deposits	22	20
Royalty agreements	17	—
China bank notes	16	12
Other	7	4
	$193	$159

The Company sold $81 million, $36 million and $16 million of China bank notes to financial institutions during 2019, 2018 and 2017, respectively. As of December 31, 2019, $18 million remains outstanding and will mature by the end of the second quarter of 2020, and as of December 31, 2018, $3 million remained outstanding which matured during the second quarter of 2019.

Other non-current assets are comprised of the following components:

	December 31
(In millions)	2019	2018
Deferred tax assets	$59	$45
Recoverable taxes	28	33
Contractually reimbursable engineering costs	24	29
Royalty agreements	11	—
Joint venture note receivables	8	20
Other	20	16
	$150	$143

During 2019, the Company amended royalty agreements with certain suppliers as part of cost reduction efforts. The Company recorded $17 million in other current assets and $11 million in other non-current assets, with an offsetting amount of $20 million in accounts payable and $13 million in other non-current liabilities as of December 31, 2019. The Company recorded approximately $5 million of royalty expense during 2019 associated with such arrangements.

In conjunction with the Interiors Divestiture, the Company entered into a three year term loan with the buyer, classified as "Joint venture note receivable" with an original maturity of December 1, 2019. This loan was settled, prior to maturity, including $1 million of interest income.

Current and non-current contractually reimbursable engineering costs of $29 million and $24 million, respectively, as of December 31, 2019, and $40 million and $29 million, respectively, as of December 31, 2018, are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of approximately $29 million in 2020, $10 million in 2021, $8 million in 2022, $3 million in 2023 and $3 million in 2024 and beyond.

NOTE 11. Leases
The Company has operating leases primarily for corporate offices, technical and engineering centers, customer centers, vehicles and certain equipment. As of December 31, 2019 assets and related accumulated depreciation recorded under finance leasing arrangements were not material.
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
Leases with an initial term of 12 months or less are not recorded on the balance sheet; the Company recognizes lease expense for these leases on a straight-line basis over the lease term. As most of the Company's leases do not provide an implicit rate, the Company must estimate the incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate is derived from Visteon's Term Loan B floating rate converted to a fixed rate utilizing the prevailing US swap curve to arrive at the equivalent fixed rates that have similar duration to the lease payments. The incremental borrowing rate is applied to the tranches of leases based on lease term, regardless of the asset class. For the year ended December 31, 2019, the weighted average remaining lease term and discount rate were 7 years and 4.5%, respectively.
The components of lease expense is as follows:

Year Ended December 31
(In millions)	2019
Operating lease cost (includes immaterial variable lease costs)	$(41)
Short-term lease cost	(1)
Sublease income	5
Total lease cost	$(37)
Other information related to leases is as follows:

Year Ended December 31
(In millions)	2019
Cash out flows from operating leases	$38
Right-of-use assets obtained in exchange for lease obligations	$38
Future minimum lease payments under non-cancellable leases is as follows:

(In millions)
2020	$36
2021	29
2022	26
2023	24
2024	22
2025 and thereafter	58
Total future minimum lease payments	195
Less imputed interest	(26)
Total lease liabilities	$169

NOTE 12. Debt

The Company’s short and long-term debt consists of the following:

	Weighted Average Interest Rate		Carrying Value
(In millions)	2019	2018	2019	2018
Short-Term Debt:
Short-term borrowings	4.3%	4.8%	$37	$57

Long-Term Debt:
Term facility due March 24, 2024	3.2%	3.2%	$348	$348

Short-Term Debt

Short-term borrowings are primarily related to the Company's non-U.S. joint venture and are payable in Chinese Renminbi.

Available borrowings on outstanding affiliate credit facilities as of December 31, 2019, are approximately $73 million and certain of these facilities have pledged assets as security.

Long-Term Debt

As of December 31, 2016, the Company had an amended credit agreement (the "Credit Agreement") which included a $350 million Term Facility maturing April 9, 2021 and a Revolving Credit Facility with capacity of $200 million maturing April 9, 2019.

During 2017, the Company entered into a second amendment of the Credit Agreement to, among other things, extend the maturity dates of both facilities by three years and increase the Revolving Credit Facility capacity to $300 million. The amended Revolving Credit Facility and the amended Term Facility were extended to mature on March 24, 2022 and March 24, 2024, respectively. The amendment reduced the LIBOR spread applicable to both the Revolving Credit Facility and the Term Facility by 0.50% and reduced the LIBOR floor related to the Term Facility from 0.75% to 0.00%.

During 2017, the Company entered into a third amendment to the Credit Agreement. This amendment reduced the margin applicable to loans under the amended Term Facility. The Amendment did not modify any terms specifically pertaining to the Revolving Credit Facility.

During 2018, the Company entered into a fourth amendment of its Credit Agreement to further reduce the margin on applicable to loans under the Term Facility. At the Company’s option, Term Facility loans under the amended Credit Agreement shall accrue interest at a rate equal to the applicable annualized domestic base rate plus an applicable margin of 0.75% or the LIBOR-based rate plus an applicable margin of 1.75% per annum.

On December 19, 2019, the Company executed a fifth amendment of its Credit Agreement. The amendment makes certain modifications specifically pertaining to the Revolving Credit Facility, including an extension of the facility’s maturity date to December 24, 2024 and an increase in aggregate principal amount committed under the facility to $400 million.
The Company is required to pay accrued interest on any outstanding principal balance under the Credit Agreement with a frequency of the lesser of the LIBOR tenor or every three months. Any outstanding principal is due upon the applicable maturity date. The Company may also terminate or reduce any amounts outstanding under the Credit Agreement, in whole or in part, upon three business days’ notice.

The Revolving Credit Facility also provides $75 million availability for the issuance of letters of credit and a maximum of $20 million for swing line borrowings.  Any amount of the facility utilized for letters of credit or swing line loans outstanding will reduce the amount available under the existing Revolving Credit Facility. The Company may request increases in the limits under the Credit Agreement and may request the addition of one or more term loan facilities. Outstanding borrowings may be prepaid without penalty (other than borrowings made for the purpose of reducing the effective interest rate margin or weighted average yield of the loans). There are mandatory prepayments of principal in connection with: (i) excess cash flow sweeps above certain leverage thresholds, (ii) certain asset sales or other dispositions, (iii) certain refinancing of indebtedness and (iv) over-advances under the Revolving Credit Facility. There are no excess cash flow sweeps required at the Company’s current leverage level.

The Credit Agreement requires the Company and its subsidiaries to comply with customary affirmative and negative covenants, and contains customary events of default.  The Revolving Credit Facility also requires that the Company maintain a total net leverage ratio no greater than 3.50:1.00. During any period when the Company’s corporate and family ratings meet investment grade ratings, certain of the negative covenants shall be suspended. As of December 31, 2019, the Company was in compliance with all its debt covenants.

All obligations under the Credit Agreement and obligations in respect of certain cash management services and swap agreements with the lenders and their affiliates are unconditionally guaranteed by certain of the Company’s subsidiaries. Under the terms of the Credit Agreement, any amounts outstanding are secured by a first-priority perfected lien (subject to certain exceptions) on substantially all property of the Company and the subsidiaries party to the security agreement, subject to certain limitations.

In connection with the various amendments of the Credit Agreement, the Company recorded $1 million of interest expense and deferred $3 million of costs as a non-current asset. The deferred costs are being amortized over the term of the debt facilities. As of December 31, 2019, the Term Facility remains at $350 million of aggregate principal and there were no outstanding borrowings under the Revolving Credit Facility.

Other

During 2017, the Company amended certain terms of its letter of credit facility. The amended agreement reduced the facility amount from $15 million to $5 million and extended the expiration date by three years to September 30, 2020. Under the agreement the Company is required to maintain a collateral account equal to 103% of the aggregate stated amount of issued letters of credit (or 110% for non-U.S. currencies) and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of December 31, 2019 and 2018.

Additionally, the Company had $14 million of locally issued letters of credit as of December 31, 2019 and 2018, to support various tax appeals, customs arrangements and other obligations at its local affiliates, of which less than $1 million was secured by cash collateral for the years ended December 31, 2019 and 2018.

NOTE 13. Other Liabilities

Other current liabilities are summarized as follows:

	December 31
(In millions)	2019	2018
Product warranty and recall accruals	$34	$34
Deferred income	22	16
Rents and royalties	19	14
Non-income taxes payable	17	13
Restructuring reserves	10	23
Joint venture payables	9	17
Income taxes payable	7	15
Dividends payable	3	3
Other	26	26
	$147	$161

Other non-current liabilities are summarized as follows:

	December 31
(In millions)	2019	2018
Product warranty and recall accruals	$15	$14
Foreign currency hedges	14	18
Royalty agreements	13	—
Deferred income	9	14
Income tax reserves	5	6
Non-income tax reserves	1	5
Other	15	19
	$72	$76

During 2019 the Company amended royalty agreements, as part of cost reduction efforts, with certain suppliers. The Company recorded $17 million in other current assets and $11 million in other non-current assets, with an offsetting amount of $20 million in accounts payable and $13 million in other non-current liabilities as of December 31, 2019. The Company recorded approximately $5 million of amortization during 2019 associated with such arrangements.

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

The Company's expense for all defined benefit pension plans, is as follows:

	U.S. Plans			Non-U.S. Plans
	Year Ended December 31			Year Ended December 31
(In millions, except percentages)	2019	2018	2017	2019	2018	2017
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$—	$(2)	$(2)	$(2)
Pension financing benefit (cost):
Interest cost	(30)	(27)	(29)	(8)	(8)	(9)
Expected return on plan assets	40	41	41	10	9	9
Amortization of losses and other	—	—	—	(1)	(2)	(2)
Settlements and curtailments	—	—	—	—	—	2
Restructuring related pension cost:
Special termination benefits (a)	—	(2)	—	(1)	—	(2)
Net pension income (expense)	$10	$12	$12	$(2)	$(3)	$(4)
Weighted Average Assumptions:
Discount rate	4.33%	3.65%	4.12%	3.34%	3.28%	3.51%
Compensation increase	N/A	N/A	N/A	3.51%	3.62%	3.66%
Long-term return on assets	6.78%	6.74%	6.73%	4.73%	4.86%	5.24%
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

The Company's total accumulated benefit obligations for all defined benefit plans was $1,116 million and $990 million as of December 31, 2019 and 2018, respectively. The benefit plan obligations for employee retirement plans with accumulated benefit obligations in excess of plan assets were as follows:

	Year Ended December 31
(In millions)	2019	2018
Accumulated benefit obligation	$1,088	$813
Projected benefit obligation	$1,107	$818
Fair value of plan assets	$830	$582

Assumptions used by the Company in determining its defined benefit pension obligations as of December 31, 2019 and 2018 are summarized in the following table:

	U.S. Plans		Non-U.S. Plans
Weighted Average Assumptions	2019	2018	2019	2018
Discount rate	3.34%	4.33%	2.39%	3.34%
Rate of increase in compensation	N/A	N/A	3.16%	3.51%

The Company’s obligation for all defined benefit pension plans, is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31		Year Ended December 31
(In millions)	2019	2018	2019	2018
Change in Benefit Obligation:
Benefit obligation — beginning	$760	$840	$250	$281
Service cost	—	—	2	2
Interest cost	30	27	8	8
Actuarial loss (gain)	88	(63)	40	(17)
Special termination benefits	—	2	1	—
Foreign exchange translation	—	—	4	(16)
Benefits paid and other	(40)	(46)	(5)	(8)
Benefit obligation — ending	$838	$760	$300	$250
Change in Plan Assets:
Plan assets — beginning	$567	$647	$200	$220
Actual return on plan assets	102	(35)	26	(5)
Sponsor contributions	1	1	7	7
Foreign exchange translation	—	—	4	(14)
Benefits paid and other	(40)	(46)	(5)	(8)
Plan assets — ending	$630	$567	$232	$200
Total funded status at end of period	$(208)	$(193)	$(68)	$(50)
Balance Sheet Classification:
Other non-current assets	$—	$—	$3	$4
Accrued employee liabilities	—	—	(2)	(1)
Employee benefits	(208)	(193)	(69)	(53)
Accumulated other comprehensive loss:
Actuarial loss	79	53	50	27
Tax effects/other	(1)	—	(14)	(9)
	$78	$53	$36	$18

Components of the net change in AOCI related to all defined benefit pension plans, exclusive of amounts attributable to non-controlling interests on the Company’s consolidated statements of changes in equity for the years ended December 31, 2019 and 2018, are as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2019	2018	2019	2018
Actuarial loss (gain)	$26	$13	$23	$(4)
Deferred taxes	(1)	—	(5)	1
Currency/other	—	—	1	—
Reclassification to net income	—	—	(1)	(2)
	$25	$13	$18	$(5)

Actuarial losses for the year ended December 31, 2019 are primarily related to a decrease in discount rates partially offset by an increase in return on assets. Actuarial losses of $2 million for the non-U.S. retirement plans are expected to be amortized to income during 2020. Actuarial gains and losses are amortized using the 10% corridor approach representing 10% times the greater of plan assets and the projected benefit obligation. Generally, the expected return is determined using a market-related value of assets where gains (losses) are recognized in a systematic manner over five years. For less significant plans, fair value is used.

Benefit payments, which reflect expected future service, are expected to be paid by the Company plans as follows:

(In millions)	U.S. Plans	Non-U.S. Plans
2020	$40	$6
2021	39	6
2022	40	7
2023	41	8
2024	40	10
Years 2025 - 2029	217	54

During the year ended December 31, 2019, cash contributions to the Company's U.S. defined benefit plans were $1 million and non-U.S. defined benefit pension plans were $7 million. Additionally, the Company expects to make contributions to its U.S. defined benefit pension plans of $19 million and non-US defined benefit pension plans of $7 million during 2020. The Company’s expected 2020 contributions may be revised.

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

The Company’s retirement plan asset allocation as of December 31, 2019 and 2018 and target allocation for 2020 are as follows:

	Target Allocation		Percentage of Plan Assets
	U.S.	Non-U.S.	U.S.		Non-U.S.
	2020	2020	2019	2018	2019	2018
Equity securities	38%	34%	37%	30%	38%	27%
Fixed income	15%	43%	18%	18%	39%	41%
Alternative strategies	46%	14%	44%	51%	14%	19%
Cash	1%	3%	1%	1%	4%	8%
Other	—%	6%	—%	—%	5%	5%
	100%	100%	100%	100%	100%	100%

The expected long-term rate of return for defined benefit pension plan assets was selected based on various inputs, including returns projected by various external sources for the different asset classes held by and to be held by the Company’s trusts and its targeted asset allocation. These projections incorporate both historical returns and forward looking views regarding capital market returns, inflation and other variables. Pension plan assets are valued at fair value using various inputs and valuation techniques. A description of the inputs and valuation techniques used to measure the fair value for each class of plan assets is included in Note 18, "Fair Value Measurements."

Discount Rate for Estimated Service and Interest Cost: The Company uses the spot rate method to estimate the service and interest components of net periodic benefit cost for pension benefits for its U.S. and certain non-U.S. plans. The Company has elected to utilize an approach that discounts individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The discount rate assumption is based on market rates for a hypothetical portfolio of high-quality corporate bonds rated Aa or better with maturities closely matched to the timing of projected benefit payments for each plan at its annual measurement date. The Company used discount rates ranging from 0.45% to 8.95% to determine its pension and other benefit obligations as of December 31, 2019, including weighted average discount rates of 3.34% for U.S. pension plans and 2.39% for non-U.S. pension plan.
Defined Contribution Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation, which is partially matched by the Company. Matching contributions for the U.S. defined contribution plan are 100% on the first 6% of pay contributed. The expense related to all matching contributions was approximately $8 million in 2019, $7 million in 2018, and $8 million in 2017.

Other Postretirement Employee Benefit Plans

In Canada, the Company has a financial obligation for the cost of providing other postretirement health care and life insurance benefits to certain of its employees under Company-sponsored plans. These plans generally pay for the cost of health care and life insurance for retirees and dependents, less retiree contributions and co-pays. Other postretirement benefit obligations were $1 million as of December 31, 2019 and 2018.
NOTE 15. Income Taxes
Income Tax Provision
Details of the Company's income tax provision from continuing operations are provided in the table below:

	Year Ended December 31
(In millions)	2019	2018	2017
Income (Loss) Before Income Taxes: (a)
U.S	$5	$76	$84
Non-U.S	95	127	132
Total income before income taxes	$100	$203	$216
Current Tax Provision:
Non-U.S	$29	42	$42
Deferred Tax Provision (Benefit):
Non-U.S	(5)	1	6
Total deferred tax provision (benefit)	(5)	1	6
Provision for income taxes	$24	$43	$48

(a) Income (loss) before income taxes excludes equity in net income of non-consolidated affiliates.

A summary of the differences between the provision for income taxes calculated at the U.S. statutory tax rate of 21% for 2019 and 2018, and 35% for 2017 and the consolidated income tax provision from continuing operations is shown below:

	Year Ended December 31
(In millions)	2019	2018	2017
Tax provision (benefit) at U.S. statutory rate of 21% for 2019 and 2018, and 35% for 2017	$21	$43	$76
Impact of foreign operations	23	16	(5)
Non-U.S withholding taxes	10	14	15
Tax holidays in foreign operations	(5)	(5)	(7)
State and local income taxes	—	3	(1)
Tax reserve adjustments	2	(6)	(14)
Change in valuation allowance	(10)	(81)	(270)
Impact of U.S. tax reform	(18)	33	250
Impact of tax law change	—	35	5
Research credits	(1)	(5)	(1)
Other	2	(4)	—
Provision for income taxes	$24	$43	$48

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

During 2019, the Company further adjusted its estimate of the impact of U.S. tax reform primarily related to assumptions made in calculating its 2018 GILTI inclusion resulting in an $18 million income tax benefit, the impact of which was entirely offset by a corresponding income tax charge associated with an increase in the U.S. valuation allowance. Other items impacting the Company’s 2019 effective tax rate include the unfavorable impact of foreign operations of $23 million which reflects a $6 million unfavorable variance due to income taxes on foreign earnings taxed at rates higher than the U.S. statutory rate; $8 million related to income tax expense, net of foreign tax credits, associated with income from foreign subsidiaries treated as branches for U.S. income tax purposes; and $9 million related to U.S. income taxes in connection with GILTI and Subpart F inclusions, net of foreign tax credits, excluding the transition tax on the deemed repatriation of foreign earnings described above; these amounts were offset by a corresponding $18 million income tax benefit associated with a reduction in the U.S. valuation allowance. Tax reserve adjustments of $2 million primarily relates to certain transfer pricing positions taken between affiliates in Europe and the U.S.

Other items impacting the Company’s 2018 effective tax rate include the unfavorable impact of foreign operations of $16 million which reflects a $8 million unfavorable variance due to income taxes on foreign earnings taxed at rates higher than the U.S. statutory rate and $8 million related to U.S. income taxes in connection with GILTI and Subpart F inclusions, net of foreign tax credits, excluding the transition tax on the deemed repatriation of foreign earnings described above, entirely offset by a corresponding $8 million decrease in the U.S. valuation allowance. Tax reserve adjustments of $6 million primarily reflects the favorable audit developments in connection with uncertain tax positions related to goodwill tax amortization at an affiliate in Asia. The $35 million unfavorable impact of tax law change in 2018 (excluding the Act) reflects the reduction in deferred tax assets, including net operating loss carryforwards, primarily attributable to the reduction in the corporate income tax rate in France which was entirely offset by the related valuation allowance.
Other items impacting the Company's 2017 effective tax rate include the favorable impact of foreign operations of $5 million which includes a $34 million favorable variance due to income taxes on foreign earnings taxed at rates lower than the U.S. statutory rate partially offset by $29 million related to U.S. income taxes in connection with repatriation of earnings, excluding the transition tax on the deemed repatriation of foreign earnings described above, entirely offset by a corresponding $29 million decrease in the U.S. valuation allowance. Tax reserve adjustments of $14 million primarily reflects the $16 million decrease in uncertain tax benefits in connection with the Internal Revenue Service completing its audit during the first quarter of 2017 which was fully offset by the U.S. valuation allowance, while adverse tax reserve adjustments of $2 million related to various matters in the U.S. and India for which the uncertainty is expected to be resolved while a full valuation allowance is maintained, and thus, are entirely offset by a corresponding reduction in the valuation allowance. The $5 million unfavorable impact of tax law change in 2017 (excluding the Act) reflects the reduction in deferred tax assets, including net operating loss carryforwards, primarily attributable to the reduction in the corporate income tax rates in France and Argentina, which were entirely offset by the related valuation allowances in those jurisdictions.
Deferred Income Taxes and Valuation Allowances
The Company recorded deferred tax liabilities, net of valuation allowances, for U.S. and non-U.S. income taxes and non-U.S. withholding taxes of approximately $26 million and $21 million as of December 31, 2019 and 2018, respectively; on the undistributed earnings of certain consolidated and unconsolidated foreign affiliates as such earnings are intended to be repatriated in the foreseeable future. The amount the Company expects to repatriate is based upon a variety of factors including current year earnings of the foreign affiliates, foreign investment needs and the cash flow needs the Company has in the U.S. and this practice has not changed following incurring the transition tax under the Act. The Company has not provided for deferred income taxes or foreign withholding taxes on the remainder of undistributed earnings from consolidated foreign affiliates because such earnings are considered to be permanently reinvested. It is not practicable to determine the amount of deferred tax liability on such earnings as the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.
The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, tax planning strategies and projected future impacts attributable to the Act. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses, in particular, when there is a cumulative loss incurred over a three-year period. However, the three-year loss position is not solely determinative and, accordingly, management considers all other available positive and negative evidence in its analysis. In regards to the full valuation allowance recorded against the U.S. net deferred tax assets, despite recent improvement in the U.S. financial results, management concluded that the weight of negative evidence continues to outweigh the positive evidence, in part attributable to the reduction in the U.S. profitability during 2019, as well as the expectation that global production volumes are expected to continue to decline in 2020. These factors contribute to the relative uncertainty surrounding the ability that the U.S. operations will demonstrate sustained profitability in the future. Additionally, the Company has made a policy election to apply the incremental cash tax savings approach when analyzing the impact GILTI could have on its U.S. valuation allowance assessment. As a result of future expected GILTI inclusions, and because of the Act’s ordering rules, U.S. companies may now expect to utilize tax attribute carryforwards (e.g. net operating losses and foreign tax credits) for which a valuation allowance has historically been recorded (this is referred to as the “tax law ordering approach”). However, due to the mechanics of the GILTI rules, companies that have a GILTI inclusion may realize a reduced (or no) cash tax savings from utilizing such tax attribute carryforwards (this view is referred to as the “incremental cash tax savings approach”). These positions, along with management’s analysis of all other available evidence, resulted in the conclusion that the Company maintain the valuation allowance against deferred tax assets in the U.S. Based on the Company’s current assessment, it is possible that within the next 12 to 24 months, the existing valuation allowance against the U.S. net deferred tax assets could be partially released. Any such release is dependent upon the sustained improvement in U.S. operating results, and, if such a release of the valuation allowance were to occur, it could have a significant impact on net income in the quarter in which it is deemed appropriate to partially release the reserve.
The components of deferred income tax assets and liabilities are as follows:

	December 31
(In millions)	2019	2018
Deferred Tax Assets:
Net operating losses and credit carryforwards	$1,099	$1,090
Employee benefit plans	73	64
Lease liability	55	—
Fixed assets and intangibles	14	9
Warranty	11	10
Inventory	9	9
Restructuring	5	8
Capitalized expenditures for tax reporting	5	3
Deferred income	4	5
Other	55	57
Valuation allowance	(1,132)	(1,144)
Total deferred tax assets	$198	$111
Deferred Tax Liabilities:
Outside basis investment differences, including withholding tax	$64	$57
Right-of-use assets	54	—
Fixed assets and intangibles	16	17
All other	32	15
Total deferred tax liabilities	166	89
Net deferred tax assets (liabilities)	$32	$22
Consolidated Balance Sheet Classification:
Other non-current assets	$59	$45
Deferred tax liabilities non-current	27	23
Net deferred tax assets (liabilities)	$32	$22

At December 31, 2019, the Company had available non-U.S. net operating loss carryforwards and capital loss carryforwards of $1.5 billion and $17 million, respectively, which have remaining carryforward periods ranging from 1 year to indefinite. The Company had available U.S. federal net operating loss carryforwards of $1.4 billion at December 31, 2019, which will expire at various dates between 2028 and 2034. U.S. foreign tax credit carryforwards are $385 million at December 31, 2019. These credits will begin to expire in 2022. U.S. research tax credit carryforwards are $20 million at December 31, 2019. These credits will begin to expire in 2030. The Company had available tax-effected U.S. state operating loss carryforwards of $30 million at December 31, 2019, which will expire at various dates between 2020 and 2039.

In connection with the Company's emergence from bankruptcy and resulting change in ownership on the Effective Date, an annual limitation was imposed on the utilization of U.S. net operating losses, U.S. credit carryforwards and certain U.S. built-in losses (collectively referred to as “tax attributes”) under Internal Revenue Code (“IRC”) Sections 382 and 383. The collective limitation is approximately $120 million per year on tax attributes in existence at the date of change in ownership. Additionally, the Company has approximately $385 million of U.S. foreign tax credits that are not subject to any current limitation since they were realized after the Effective Date.
As of December 31, 2019, valuation allowances totaling $1.1 billion have been recorded against the Company’s deferred tax assets. Of this amount, $768 million relates to the Company’s deferred tax assets in the U.S. and $364 million relates to deferred tax assets in certain foreign jurisdictions, primarily Germany and France.

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

Gross unrecognized tax benefits at December 31, 2019 and 2018 were $13 million and $10 million, respectively. Of these amounts, approximately $6 million and $4 million, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at December 31, 2019 and 2018 was $2 million in both years.

During 2019, the Company recorded uncertain tax positions related to certain transfer positions taken between affiliates in Europe and the U.S. During 2018, there were several items that impacted the Company’s unrecognized tax benefits resulting in a $10 million net reduction in income tax expense, inclusive of interest and penalties, of which $6 million and $4 million of income tax benefits were reflected in continuing operations and discontinued operations, respectively. The $6 million income tax benefit in continuing operations primarily reflects the favorable audit developments in connection with uncertain tax positions related to goodwill tax amortization at an affiliate in Asia. The $4 million income tax benefit in discontinued operations relates to expiring statutes in connection with former climate operations in Europe.
With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2014 or state, local, or non-U.S. income tax examinations for years before 2003 although U.S. net operating losses and other tax attributes carried forward into open tax years technically remain open to adjustment. During the first quarter of 2018, the IRS informed the Company that the 2016 tax year would be added to the ongoing examination of the Company’s U.S. tax returns for 2014 and 2015. Although it is not possible to predict the timing of the resolution of all other ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in Europe, Asia, and Mexico could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) in the amount of $5 million is included in Other non-current liabilities on the consolidated balance sheet, while $3 million is reflected as a reduction of a deferred tax asset related to a net operating loss included in Other-non current assets on the consolidated balance sheet.
A reconciliation of the beginning and ending amount of unrecognized tax benefits including amounts attributable to discontinued operations is as follows:

	Year Ended December 31
(In millions)	2019	2018
Beginning balance	$10	$18
Tax positions related to current period
Additions	3	—
Tax positions related to prior periods
Additions	1	—
Reductions	(1)	(4)
Lapses in statute of limitations	—	(4)
Ending balance	$13	$10

During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) related to the sale of its chassis business to a third party, which required a deposit in the amount of $15 million during 2013 necessary to open a judicial proceeding against the government in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities after attempts to reopen an appeal of the administrative decision failed. Adjusted for currency impacts and accrued interest, the deposit amount is approximately $14 million, as of December 31, 2019. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments, as well as income tax refund claims associated with other jurisdictions, total $18 million as of December 31, 2019, and are included in Other non-current assets on the consolidated balance sheet.

NOTE 16. Stockholders’ Equity and Non-controlling Interests

Share Repurchase Program

In 2017, the Company purchased a total of 1,978,144 shares of Visteon common stock at an average price of $101.10 for an aggregate purchase amount of $200 million. pursuant to various programs with third-party financial institutions.

In 2018, the Company purchased a total of 2,805,531 shares of Visteon common stock at an average price of $106.92 for an aggregate purchase amount of $300 million pursuant to various programs with third-party financial institutions.
In 2019, the Company purchased a total of 322,120 shares of Visteon common stock at an average price of $62.06 for an aggregate purchase amount of $20 million pursuant to various programs with third-party financial institutions.
As of December 31, 2019, the Company has the capacity to repurchase up to an additional $380 million of the Company's shares under the Board authorization that expires on December 31, 2020. The Company anticipates that additional repurchases of common stock, if any, would occur from time to time in open market transactions or in privately negotiated transactions depending on market and economic conditions, share price, trading volume, alternative uses of capital and other considerations.

Treasury Stock

As of December 31, 2019 and 2018, respectively, the Company held 27,044,003 and 26,817,543 shares of common stock in treasury which may be used for satisfying obligations under employee incentive compensation arrangements. The Company values shares of common stock held in treasury at cost.

Non-Controlling Interests

Non-controlling interests in the Visteon Corporation economic entity are as follows:

	December 31
(In millions)	2019	2018
Yanfeng Visteon Automotive Electronics Co., Ltd.	$56	$56
Shanghai Visteon Automotive Electronics Co., Ltd.	41	43
Changchun Visteon FAWAY Automotive Electronics Co., Ltd.	17	15
Other	1	3
	$115	$117

In 2019, the Company paid less than $1 million to purchase the remaining shares of a previous non-controlling interest.
Stock Warrants

In October 2010, the Company issued ten year warrants expiring October 1, 2020 at an exercise price of $9.66 per share. As of December 31, 2019, 2018, and 2017 there are 909 warrants outstanding. The warrants may be net share settled and are recorded as permanent equity in the Company’s consolidated balance sheets. These warrants were valued at $15.00 per share on the October 1, 2010 issue date using the Black-Scholes option pricing model.

Pursuant to the Ten Year Warrant Agreement, the original exercise price of $9.66 for the ten year warrants is subject to adjustment as a result of the special distribution of $43.40 per share to shareholders at the beginning of 2016. The new exercise price for each of the remaining 909 ten year warrants outstanding as of December 31, 2019 is reduced to a nominal $0.01 and each warrant is entitled to approximately 1.4 shares of stock upon exercise based on share price as of December 31, 2019.

Restricted Net Assets

Restricted net assets related to the Company’s non-consolidated affiliates were approximately $43 million and $38 million, respectively as of December 31, 2019 and 2018. Restricted net assets related to the Company’s consolidated subsidiaries were approximately $196 million and $177 million, respectively as of December 31, 2019 and 2018. Restricted net assets of consolidated subsidiaries are attributable to the Company’s consolidated joint ventures in China, where certain regulatory requirements and governmental restraints result in significant restrictions on the Company’s consolidated subsidiaries ability to transfer funds to the Company.

Accumulated Other Comprehensive Income (Loss)

Changes in AOCI and reclassifications out of AOCI by component includes:

	Year Ended December 31
(In millions)	2019	2018
Changes in AOCI:
Beginning balance	$(216)	$(174)
Other comprehensive loss before reclassification, net of tax	(46)	(42)
Amounts reclassified from AOCI	(5)	—
Ending balance	$(267)	$(216)
Changes in AOCI by component:
Foreign currency translation adjustments
Beginning balance	$(142)	$(100)
Other comprehensive loss before reclassification (a)	(11)	(42)
Ending balance	(153)	(142)
Net investment hedge
Beginning balance	(5)	(12)
Other comprehensive income before reclassification (a)	15	9
Amounts reclassified from AOCI (b)	(6)	(2)
Ending balance	4	(5)
Benefit plans
Beginning balance	(71)	(63)
Other comprehensive loss before reclassification, net of tax (c)	(44)	(10)
Amounts reclassified from AOCI	1	2
Ending balance	(114)	(71)
Unrealized hedging gain (loss)
Beginning balance	2	1
Other comprehensive income (loss) before reclassification, net of tax (d)	(6)	1
Ending balance	(4)	2
AOCI ending balance	$(267)	$(216)
(a) There were no income tax effects for either period due to the valuation allowance.
(b) Amounts are included in "Interest expense" within the consolidated statements of operations.
(c) Amount included in the computation of net periodic pension cost. (See Note 14, "Employee Benefit Plans" for additional details.) Net of tax benefit of $5 million, and tax expense of $1 million related to benefit plans for the years ended December 31, 2019 and 2018, respectively.
(d) There were no income tax effects for the period ended December 31, 2019, while net tax expense of less than $1 million million related to unrealized hedging gain (loss) for the year ended December 31, 2018.

NOTE 17. Stock-Based Compensation
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

The total recognized and unrecognized stock-based compensation expense is as follows:

	Year Ended December 31			Unrecognized Stock-Based Compensation Expense
(In millions)	2019	2018	2017	December 31, 2019
Performance based share units	$6	$(2)	$6	$8
Restricted stock units	9	8	11	8
Stock options	2	2	2	1
Total stock-based compensation expense	$17	$8	$19	$17

During 2018, the Company recognized a $10 million benefit on forfeiture of unvested shares due to the settlement of a litigation matter as further described in Note 23, "Commitments and Contingencies."

Performance Based Share Units

The number of PSUs that will vest is based on the Company's achievement of a pre-established relative total shareholder return goal compared to its peer group of companies over a period of three years which may range from 0% to 200% of the target award.

A summary of employee activity for PSUs is provided below:

	PSUs	Weighted Average Grant Date Fair Value

	(In thousands)
Non-vested as of December 31, 2016	414	$51.94
Granted	78	110.66
Vested	(16)	90.45
Forfeited	(15)	103.72
Non-vested as of December 31, 2017	461	58.76
Granted	87	124.90
Vested	(63)	105.29
Forfeited	(290)	33.85
Non-vested as of December 31, 2018	195	110.42
Granted	71	111.98
Vested	(73)	89.74
Forfeited	(23)	118.87
Non-vested as of December 31, 2019	170	$118.77

The grant date fair value for PSUs was determined using the Monte Carlo valuation model. Unrecognized compensation expense as of December 31, 2019 for PSUs to be settled in shares of the Company's common stock was $7 million for the non-vested portion and will be recognized over the remaining vesting period of approximately 1.7 years. The Company made cash settlement payments of less than $1 million and $1 million for PSUs expected to be settled in cash during the years ended December 31, 2019 and 2018, respectively. Unrecognized compensation expense as of December 31, 2019 was less than $1 million for the non-vested portion of these awards and will be recognized over the remaining vesting period of approximately 1.7 years.

The Monte Carlo valuation model requires management to make various assumptions including the expected volatility, risk free interest rate and dividend yield. Volatility is based on the Company’s stock history using daily stock prices over a period commensurate with the expected life. The risk-free rate was based on the U.S. Treasury yield curve in relation to the contractual life of the stock-based compensation instrument. The dividend yield was based on historical patterns and future expectations for Company dividends.

Weighted average assumptions used to estimate the fair value of PSUs granted during the years ended as of December 31, 2019 and 2018 are as follows:

	Year Ended December 31
	2019	2018
Expected volatility	31.2%	24.1%
Risk-free rate	2.43%	2.33%
Expected dividend yield	—%	—%

Restricted Stock Units

The grant date fair value of RSUs is measured as the average of the high and low market price of the Company's common stock as traded on the public stock exchange on the date of grant. These awards generally vest in one-third increments on the grant date anniversary over a three year vesting period.

The Company granted 133,000, 70,000 and 76,000 RSUs, expected to be settled in shares, during the years ended December 31, 2019, 2018 and 2017, respectively, at a weighted average grant date fair value of $79.88, $123.52 and $94.51 per share, respectively. Unrecognized compensation expense as of December 31, 2019 was $8 million for non-vested RSUs and will be recognized over the remaining vesting period of approximately 1.5 years.

The Company granted 8,000 and 23,000 RSUs, expected to be settled in cash, during the years ended December 31, 2019 and 2017, respectively, at weighted average grant date fair values $75.02 and $95.45 per share, respectively. The Company made cash settlement payments of less than $1 million, less than $1 million and $1 million during the years ended December 31, 2019, 2018 and 2017, respectively. Unrecognized compensation expense as of December 31, 2019 was less than $1 million for non-vested RSUs and will be recognized on a weighted average basis over the remaining vesting period of approximately 1.6 years.

A summary of employee activity for RSUs is provided below:

	RSUs	Weighted Average Grant Date Fair Value

Non-vested as of December 31, 2016	170	$83.30
Granted	99	94.73
Vested	(29)	83.46
Forfeited	(10)	83.66
Non-vested as of December 31, 2017	230	87.09
Granted	70	123.52
Vested	(102)	96.34
Forfeited	(34)	61.69
Non-vested as of December 31, 2018	164	105.24
Granted	141	79.61
Vested	(71)	93.60
Forfeited	(18)	92.18
Non-vested as of December 31, 2019	216	$90.98

Additionally, as of December 31, 2019, the Company has 82,000 outstanding RSUs awarded at a weighted average grant date fair value of $102.84 under the Non-Employee Director Stock Unit Plan which vest immediately but are not stock settled until the participant terminates service.

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

The Company received payments of less than $1 million, $3 million and $2 million related to the exercise of stock options with total intrinsic value of options exercised of less than $1 million, $2 million and $1 million during the years ended December 31, 2019, 2018 and 2017, respectively. Unrecognized compensation expense for non-vested Stock Options and SARs as of December 31, 2019 was approximately $1 million and less than $1 million, respectively, and are expected to be recognized over a weighted average period of 1.5 years and less than 1.0 year, respectively.

The Black-Scholes option pricing model requires management to make various assumptions including the expected term, risk-free interest rate, dividend yield and expected volatility. The expected term represents the period of time that granted awards are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of the stock-based compensation instrument. The dividend yield is based on historical patterns and future expectations for Company dividends. Volatility is based on the Company’s stock history using daily stock prices over a period commensurate with the expected life.

Weighted average assumptions used to estimate the fair value of awards granted during the years ended December 31, 2019, 2018 and 2017 are as follows:

	Stock Options			SARs
	2019	2018	2017	2019	2018	2017
Expected term (in years)	5	5	5	N/A	N/A	5
Expected volatility	27.69%	22.95%	27.31%	N/A	N/A	27.31%
Risk-free interest rate	2.43%	2.58%	2.03%	N/A	N/A	2.03%

A summary of employee activity for Stock Options and SARs is provided below:

	Stock Options	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
	(In thousands)		(In thousands)
December 31, 2016	115	$68.37	13	$51.10
Granted	84	94.77	2	94.77
Exercised	(26)	65.79	(7)	44.33
Forfeited or expired	(7)	77.36	—	59.59
December 31, 2017	166	81.72	8	69.21
Granted	78	124.35	—	—
Exercised	(31)	68.02	(1)	51.25
December 31, 2018	213	99.36	7	72.84
Granted	106	80.97	—	—
Exercised	(4)	59.37	—	—
Forfeited or expired	(32)	96.02	—	—
December 31, 2019	283	$93.51	7	$72.84

Exercisable at December 31, 2019	129	$91.65	6	$70.05

	Stock Options and SARs Outstanding
Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price
	(In thousands)	(In years)
$10.00 - $60.00	7	2.1	$54.80
$60.01 - $80.00	48	3.3	$72.89
$80.01 - $100.00	166	5.3	$87.40
$100.01 - $130.00	69	5.3	$124.35
	290

Tables above are reflective of the modified exercise price for stock options and SARs due to the special distribution of $43.40 in January 2016, where applicable.

NOTE 18. Fair Value Measurements
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
The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis are as follows:

	December 31, 2019
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Asset Category:
Retirement plan assets	$131	$353	$15	$363	$862
Foreign currency instruments	$—	$—	$—	$—	$—
Liability Category:
Foreign currency instruments	$—	$6	$—	$—	$6
Interest rate swaps	$—	$7	$—	$—	$7

	December 31, 2018
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Asset Category:
Retirement plan assets	$112	$271	$14	$370	$767
Foreign currency instruments	$—	$1	$—	$—	$1
Liability Category:
Foreign currency instruments	$—	$16	$—	$—	$16
Interest rate swaps	$—	$2	$—	$—	$2

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

•	Insurance contracts are reported at cash surrender value and have significant unobservable inputs and are categorized as Level 3.

The fair values of the Company’s U.S. retirement plan assets are as follows:

(In millions)	December 31, 2019
Asset Category	Level 1	Level 2	NAV	Total
Registered investment companies	$3	$—	$—	$3
Common and preferred stocks	27	—	—	27
Common trust funds	—	152	123	275
LDI	—	111	—	111
Limited partnerships and hedge funds	—	—	206	206
Cash and cash equivalents	1	7	—	8
Total	$31	$270	$329	$630

(In millions)	December 31, 2018
Asset Category	Level 1	Level 2	NAV	Total
Registered investment companies	$3	$—	$—	$3
Common trust funds	—	100	127	227
LDI	—	104	—	104
Common and preferred stock	22	—	—	22
Limited partnerships and hedge funds	—	—	205	205
Cash and cash equivalents	—	6	—	6
Total	$25	$210	$332	$567

The fair values of the Company’s Non-U.S. retirement plan assets are as follows:

(In millions)	December 31, 2019
Asset Category	Level 1	Level 2	Level 3	NAV	Total
Registered investment companies	$59	$24	$—	$—	$83
Treasury and government securities	34	18	—	—	52
Cash and cash equivalents	4	1	—	—	5
Corporate debt securities	—	8	—	—	8
Common and preferred stock	3	—	—	—	3
Common trust funds	—	35	—	18	53
Limited partnerships	—	—	—	16	16
Insurance contracts	—	—	15	—	15
Derivative instruments	—	(3)	—	—	(3)
Total	$100	$83	$15	$34	$232

(In millions)	December 31, 2018
Asset Category	Level 1	Level 2	Level 3	NAV	Total
Registered investment companies	$29	$17	$—	$—	$46
Treasury and government securities	50	24	—	—	74
Cash and cash equivalents	6	—	—	—	6
Corporate debt securities	—	3	—	—	3
Common and preferred stock	2	—	—	—	2
Common trust funds	—	22	—	21	43
Limited partnerships	—	—	—	17	17
Insurance contracts	—	—	14	—	14
Derivative instruments	—	(5)	—	—	(5)
Total	$87	$61	$14	$38	$200

The change in fair value of insurance contracts which used significant unobservable inputs was primarily due to purchases during the years ended December 31, 2019 and 2018.

Items Measured at Fair Value on a Non-recurring Basis
In addition to items that are measured at fair value on a recurring basis, the Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. The Company utilized a third party to assist in the fair value determination of the purchase price allocation for the VFAE Acquisition. Management’s allocation of fair values to asset and liabilities was completed through a combination of cost, market and income approaches. As further described in Note 8, " Property and Equipment", the fair value of certain fixed assets was less than carrying value and therefore, impairment charges of $2 million were recorded in the year ended December 31, 2019. As further described in Note 21, "Divestitures", the fair value of the assets subject to the France Transaction was less than carrying value and therefore, the long-lived assets were reduced to zero and impairment charges of $13 million were recorded in the year ended December 31, 2017.
Fair Value of Debt
The fair value of debt, excluding amounts classified as held for sale, was approximately $390 million and $388 million as of December 31, 2019 and 2018, respectively. Fair value estimates were based on quoted market prices or current rates for the same or similar issues, or on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt is classified as Level 1 "Market Prices," and Level 2 "Other Observable Inputs" in the fair value hierarchy, respectively.
Investments
In the fourth quarter of 2018, the Company made an equity investment of $1 million in a private radar imaging firm for an ownership interest of 12.5%. This investment does not have a readily determinable fair value and is measured at cost, less impairments, adjusted for observable price changes in orderly transactions for identical or similar investments of the same issuer.
During the year end December 31, 2019, there were no material transactions, events or changes in circumstances requiring an impairment or an observable price change adjustment to the investment. The Company continues to monitor this investment to identify potential transactions which may indicate an impairment or an observable price change requiring an adjustment to its carrying value.
In 2018, the Company committed to make a $15 million investment in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. As of December 31, 2019 and December 31, 2018, the Company contributed approximately $3 million and $1 million, respectively. The Company does not have significant influence in either partnership. These investments are carried at cost and evaluated for impairment on an annual basis.
NOTE 19. Financial Instruments
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
The Company had foreign currency hedge economic derivative instruments, with notional amounts of approximately $8 million and $23 million as of December 31, 2019 and 2018, respectively. The fair value of all derivatives was a liability of less than $1 million and an asset of $1 million as of December 31, 2019 and 2018, respectively. The difference between the gross and net value of these derivatives after offset by counter party is not material.
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
As of December 31, 2019 and 2018, the Company had cross currency swaps with an aggregate notional value of $250 million. The aggregate fair value of these derivatives is a non-current liability of $6 million and $16 million as of December 31, 2019 and 2018, respectively. The amount of accumulated other income expected to be reclassified into earnings within the next 12 months is a gain of approximately $7 million.

Interest Rate Risk
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
As of December 31, 2019 and 2018, the Company had an aggregate notional value of interest rate swap transactions of $250 million. The aggregate fair value of these derivative transactions as of December 31, 2019 and 2018, was a non-current liability of approximately $7 million and $2 million, respectively. As of December 31, 2019, a gain of approximately $3 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.
Financial Statement Presentation
Gains and losses on derivative financial instruments for the years ended December 31, 2019 and 2018 are as follows:

	Amount of Gain (Loss)
	Recorded Income (Loss) in AOCI, net of tax		Reclassified from AOCI into Income (Loss)		Recorded in Income (Loss)
(In millions)	2019	2018	2019	2018	2019	2018
Foreign currency risk – Sales:
Non-designated cash flow hedges	$—	$—	$—	$—	$1	$—
Foreign currency risk – Cost of sales:
Cash flow hedges	—	—	—	1	—	—
Non-designated cash flow hedges	—	—	—	—	(1)	2
Interest rate risk - Interest expense, net:
Net investment hedges	15	9	6	2	—	—
Interest rate swap	(6)	1	—	(1)	—	—
	$9	$10	$6	$2	$—	$2

Concentrations of Credit Risk

Financial instruments including cash equivalents, derivative contracts, and accounts receivable, expose the Company to counter-party credit risk for non-performance. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantially investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counter-party and through monitoring counter-party credit risks. The Company’s concentration of credit risk related to derivative contracts as of December 31, 2019 and 2018 is not material.

The following is a summary of the percentage of sales and accounts receivable from the Company's largest ultimate customers:

	Percentage of Total Net Sales			Percentage of Total Accounts Receivable
	December 31,			December 31, 2019	December 31, 2018
	2019	2018	2017
Ford	22%	26%	28%	12%	14%
Mazda	14%	18%	17%	5%	9%
Renault/Nissan	13%	12%	14%	13%	11%

NOTE 20. Business Acquisitions
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
A summary of the fair value of the assets acquired and liabilities assumed in conjunction with the transaction is shown below (in millions):

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
In 2018, in connection with its increased investment in VFAE, the Company recorded a gain of approximately $4 million on its original investment, classified as "Other income (expense), net" in the consolidated income statement.
The acquisition does not meet the thresholds for a significant acquisition and therefore no pro forma financial information is presented.
NOTE 21. Divestitures
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
NOTE 22. Discontinued Operations
During 2014 and 2015, the Company completed the Interiors Divestiture and the completed the sale of its Argentina and Brazil interiors operations on December 1, 2016. Separately, the Company completed the sale of the majority of its global Climate business (the "Climate Transaction") during 2015. These transactions met the conditions required to qualify for discontinued operations reporting and accordingly the results of operations and the settlement of retained contingencies have been classified in income (loss) from discontinued operations, net of tax, in the consolidated statements of operations and comprehensive income.

Discontinued operations are summarized as follows:

	Year Ended December 31
(In millions)	2019	2018	2017
Sales	$—	$—	$—
Cost of sales	(2)	(5)	—
Gross margin	(2)	(5)	—
Selling, general and administrative expenses	—	(1)	—
Gain on Climate Transaction	—	4	7
Gain on Interiors Divestiture	—	—	8
Restructuring expense	1	(1)	—
Income (loss) from discontinued operations before income taxes	(1)	(3)	15
Benefit for income taxes	—	4	2
Net income (loss) from discontinued operations attributable to Visteon	$(1)	$1	$17

During 2019 the Company recognized approximately $2 million of corrections of judicial deposits related to former employees at a closed plant in Brazil.

During 2018, the Company recognized a $3 million benefit on settlement of litigation matters with its former CEO as further described in Note 23, "Commitments and Contingencies." The Company also recorded a $4 million charge for legal expenses related to former employees at a closed plant in Brazil. Lastly, the Company recorded a $4 million income tax benefit during 2018 related to uncertain tax positions in connection with the Climate transaction, resulting from statute expiration.

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

NOTE 23. Commitments and Contingencies
Litigation and Claims
In 2003, the Local Development Finance Authority of the Charter Township of Van Buren, Michigan issued approximately $28 million in bonds finally maturing in 2032, the proceeds of which were used at least in part to assist in the development of the Company’s U.S. headquarters located in the Township. During January 2010, the Company and the Township entered into a settlement agreement (the “Settlement Agreement”) that, among other things, reduced the taxable value of the headquarters property to current market value. The Settlement Agreement also provided that the Company would negotiate in good faith with the Township in the event that property tax payments were inadequate to permit the Township to meet its payment obligations with respect to the bonds. In October 2019, the Township notified the Company that the Township had incurred a shortfall under the bonds of less than $1 million and requested that the Company meet to discuss payment. The parties met in November 2019 but no agreement was reached. On December 9, 2019, the Township commenced litigation against the Company in Michigan’s Wayne County Circuit Court claiming damages of $28 million related to what the Township alleges to be the current shortfall and projected future shortfalls under the bonds. The Company disputes the factual and legal assertions made by the Township and will defend the matter vigorously.  The Company is not able to estimate the possible loss or range of loss in connection with this matter.

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
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of December 31, 2019, the Company maintained accruals of approximately $11 million for claims aggregating approximately $78 million in Brazil. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
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

The following table provides a reconciliation of changes in the product warranty and recall claims liability:

	Year Ended December 31
(In millions)	2019	2018
Beginning balance	$48	$49
Accruals for products shipped	20	19
Change in estimates	(2)	(5)
Specific cause actions	6	9
Currency/other	(1)	2
Settlements	(22)	(26)
Ending balance	$49	$48

Guarantees and Commitments

During 2014, as part of the YFVIC Transaction, the Company guaranteed certain standard non-payment provisions to cover the lenders in event of non-payment of principal, accrued interest, and other fees due. The loan was fully payed by the borrower and the guarantee concurrently relieved during the year ended December 31, 2019.
As part of the agreements of the Climate Transaction and Interiors Divestiture, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of December 31, 2019, the Company has approximately $5 million and $1 million of outstanding guarantees, related to the divested Climate and Interiors entities, respectively. These guarantees will generally cease upon expiration of current lease agreement which expire in 2026 and 2021 for the Climate and Interiors entities, respectively.
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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of December 31, 2019 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 24. Summary Quarterly Financial Data (Unaudited)
The following table presents summary quarterly financial data:

	2019				2018
(In millions, except per share amounts)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Sales	$737	$733	$731	$744	$814	$758	$681	$731
Gross margin	66	70	84	104	129	104	82	96
Income from continuing operations before income taxes	11	16	31	48	88	49	32	47
Net income from continuing operations	16	8	18	40	67	37	23	46
Net income	16	8	18	39	69	36	24	45
Net income attributable to Visteon Corporation	$14	$7	$14	$35	$65	$35	$21	$43
Per Share Data:
Basic earnings per share attributable to Visteon Corporation	$0.50	$0.25	$0.50	$1.24	$2.14	$1.19	$0.71	$1.50
Diluted earnings per share attributable to Visteon Corporation	$0.49	$0.25	$0.50	$1.24	$2.11	$1.17	$0.71	$1.49

The fourth quarter ended December 31, 2018, net income from continuing operations, net income, and net income attributable to Visteon Corporation includes expense of approximately $8 million, $11 million and $11 million, respectively, for corrections of judicial deposits related to former employees at a closed plant in Brazil.

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
At December 31, 2019, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Interim Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2019.
Internal Control over Financial Reporting
Management’s report on internal control over financial reporting is presented in Item 8 “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K along with the attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the effectiveness of internal control over financial reporting as at December 31, 2019. There were no changes in the Company's internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Part III

Item 10.	Directors, Executive Officers and Corporate Governance
Except as set forth herein, the information required by Item 10 regarding its directors is incorporated by reference from the information under the captions “Item - Election of Directors,” “Corporate Governance,” and "2021 Stockholder Proposals and Nominations" in its 2020 Proxy Statement. The information required by Item 10 regarding its executive officers appears as Item 4A under Part I of this Report.
The Company has a code of ethics, as such phrase is defined in Item 406 of Regulation S-K, that applies to all directors, officers and employees of the Company and its subsidiaries, including the Chief Executive Officer, the Interim Chief Financial Officer and the Chief Accounting Officer. The code, entitled “Ethics and Integrity Policy,” is available on the Company's website at www.visteon.com.

Item 11.	Executive Compensation
The information required by Item 11 is incorporated by reference from the information under the captions “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” in its 2020 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Except as set forth herein, the information required by Item 12 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in its 2020 Proxy Statement.
The following table summarizes information as of December 31, 2019 relating to its equity compensation plans pursuant to which grants of stock options, stock appreciation rights, stock rights, restricted stock, restricted stock units and other rights to acquire shares of its common stock may be made from time to time.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)(1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)(1)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	769,080	$93.03	1,379,391
Equity compensation plans not approved by security holders	—	$—	—
Total	769,080	$93.03	1,379,391

(1)
Comprised of stock options, stock appreciation rights, which may be settled in stock or cash at the election of the Company, and outstanding restricted stock and performance stock units, which may be settled in stock or cash at the election of the Company without further payment by the holder, granted pursuant to the Visteon Corporation 2010 Incentive Plan, the Non-Employee Director Stock Unit Plan, and the Deferred Compensation Plan for Non-Employee Directors. The weighted-average exercise price of outstanding options, warrants and rights does not take into account restricted stock or performance stock units that will be settled without any further payment by the holder.

Item 13.	Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference from the information under the captions “Corporate Governance - Director Independence” and “Transactions with Related Persons” in its 2020 Proxy Statement.

Item 14.	Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference from the information under the captions “Audit Fees” and “Audit Committee Pre-Approval Process and Policies” in its 2020 Proxy Statement.

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

3. Exhibits

The exhibits listed on the "Exhibit Index" on page 100 hereof are filed with this report or incorporated by reference as set forth therein.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	(Benefits)/ Charges to Income	Deductions(a)	Other( b)	Balance at End of Period
Year Ended December 31, 2019:
Allowance for doubtful accounts	$6	$5	$(1)	$—	$10
Valuation allowance for deferred taxes	1,144	(10)	—	(2)	1,132
Year Ended December 31, 2018:
Allowance for doubtful accounts	$8	$2	$(4)	$—	$6
Valuation allowance for deferred taxes	1,242	(81)	—	(17)	1,144
Year Ended December 31, 2017:
Allowance for doubtful accounts	$10	$3	$(5)	$—	$8
Valuation allowance for deferred taxes	1,532	(270)	—	(20)	1,242
____________

(a)	Deductions represent uncollectible accounts charged off.

(b)
Deferred taxes valuation allowance - represents adjustments recorded through other comprehensive income, exchange, expiration of tax attribute carryforwards, and various tax return true-up adjustments, all of which impact deferred taxes and the related valuation allowances. In 2019, the $2 million overall decrease in the valuation allowance for deferred taxes is comprised of $7 million related to exchange, partially offset by $5 million related to other comprehensive income. In 2018, the $17 million overall decrease in the valuation allowance for deferred taxes is comprised of$18 million related to exchange, partially offset by $1 million related to other comprehensive income. In 2017, the $20 million overall decrease in the valuation allowance for deferred taxes is comprised of $38 million related to adjusting outside basis differences associated with the Company's investment in a U.S. partnership and $26 million for various tax return true-up adjustments and other items, including adjustments recorded through other comprehensive income. These decreases were partially offset by $44 million related to exchange.

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

4.3	Description of Visteon Corporation Securities Registered Under Section 12 of the Exchange Act of 1934
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

10.3.5
Amendment No. 5 to Credit Agreement, dated as of December 19, 2019, by and among Visteon Corporation, the guarantors party thereto, each lender party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on December 20, 2019).

Exhibit No.	Description
10.4
Visteon Corporation 2010 Incentive Plan, as amended as of June 11, 2015 (incorporated by reference to Appendix B to the Definitive Proxy Statement on Schedule 14A of Visteon Corporation filed on May 4, 2015).*

10.4.1	Form of Terms and Conditions of Nonqualified Stock Options (2019) under the Visteon Corporation 2010 Incentive Plan.*
10.4.2	Form of Performance Stock Unit Grant Agreement (2019) under the Visteon Corporation 2010 Incentive Plan.*
10.4.3	Form of Restricted Stock Unit Grant Agreement (2019) under the Visteon Corporation 2010 Incentive Plan.*
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
10.10
Form of Change in Control Agreement between Visteon Corporation and executive officers of Visteon Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*

10.10.1
Schedule identifying substantially identical agreements to Officer Change in Control Agreement constituting Exhibit 10.10 hereto entered into by Visteon Corporation with Ms. Trecker and Messrs. Bilolikar, Cole, Pynnonen, Rouquet, Schupfner and Vallance.*

10.11
Master Confirmation, dated as of March 6, 2018, between Visteon Corporation and Barclays Bank PLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on March 9, 2018).

10.11.1
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

21.1	Subsidiaries of Visteon Corporation.
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
24.1	Powers of Attorney relating to execution of this Annual Report on Form 10-K.

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated February 21, 2020.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated February 21, 2020.
32.1	Section 1350 Certification of Chief Executive Officer dated February 21, 2020.
32.2	Section 1350 Certification of Chief Financial Officer dated February 21, 2020.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.
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

VISTEON CORPORATION

By:	/s/ WILLIAM M. ROBERTSON
William M. Robertson
Interim Chief Financial Officer
Date: February 20, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

	Signature	Title
	/s/ SACHIN LAWANDE	Director, President and Chief Executive Officer
	Sachin Lawande	(Principal Executive Officer)

	/s/ WILLIAM M. ROBERTSON	Interim Chief Financial Officer
	William M. Robertson	(Principal Financial Officer and Principal Accounting Officer)

	/s/ JAMES J. BARRESE*	Director
James J. Barrese

	/s/ NAOMI M. BERGMAN*	Director
Naomi M. Bergman

	/s/ JEFFREY D. JONES*	Director
Jeffrey D. Jones

	/s/ JOANNE M. MAGUIRE*	Director
Joanne M. Maguire

	/s/ ROBERT J. MANZO*	Director
Robert J. Manzo

	/s/ FRANCIS M. SCRICCO*	Director
Francis M. Scricco

	/s/ DAVID L. TREADWELL*	Director
David L. Treadwell

	/s/ HARRY J. WILSON*	Director
Harry J. Wilson

	/s/ ROUZBEH YASSINI-FARD*	Director
Rouzbeh Yassini-Fard

*By:	/s/ BRETT PYNNONEN
Brett Pynnonen
Attorney-in-Fact