Form 10-Q
period 2020-03-31
VISTEON CORP
filed 2020-04-30
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of April 24, 2020, the registrant had outstanding 27,825,046 shares of common stock.
Exhibit index located on page number 37.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.	Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions except per share amounts)
(Unaudited)

	Three Months Ended March 31
	2020	2019
Net sales	$643	$737
Cost of sales	(590)	(671)
Gross margin	53	66
Selling, general and administrative expenses	(54)	(57)
Restructuring expense, net	(33)	(1)
Interest expense	(3)	(3)
Interest income	1	1
Equity in net income of non-consolidated affiliates	1	3
Other income, net	4	2
Income (loss) before income taxes	(31)	11
Benefit (provision) for income taxes	(5)	5
Net income (loss)	(36)	16
Net (income) loss attributable to non-controlling interests	1	(2)
Net income (loss) attributable to Visteon Corporation	$(35)	$14

Comprehensive income (loss)	$(73)	$21
Comprehensive income (loss) attributable to Visteon Corporation	$(72)	$18

Basic earnings (loss) per share attributable to Visteon Corporation	$(1.25)	$0.50

Diluted earnings (loss) per share attributable to Visteon Corporation	$(1.25)	$0.49

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	(Unaudited)
	March 31	December 31
	2020	2019
ASSETS
Cash and equivalents	$822	$466
Restricted cash	3	3
Accounts receivable, net	401	514
Inventories, net	180	169
Other current assets	177	193
Total current assets	1,583	1,345
Property and equipment, net	420	436
Intangible assets, net	126	127
Right-of-use assets	161	165
Investments in non-consolidated affiliates	48	48
Other non-current assets	150	150
Total assets	$2,488	$2,271
LIABILITIES AND EQUITY
Short-term debt	$36	$37
Accounts payable	442	511
Accrued employee liabilities	59	73
Current lease liability	30	30
Other current liabilities	162	147
Total current liabilities	729	798
Long-term debt, net	748	348
Employee benefits	284	292
Non-current lease liability	140	139
Deferred tax liabilities	27	27
Other non-current liabilities	59	72
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of March 31, 2020 and December 31, 2019)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 28 million shares outstanding as of March 31, 2020 and December 31, 2019)	1	1
Additional paid-in capital	1,337	1,342
Retained earnings	1,644	1,679
Accumulated other comprehensive loss	(304)	(267)
Treasury stock	(2,284)	(2,275)
Total Visteon Corporation stockholders’ equity	394	480
Non-controlling interests	107	115
Total equity	501	595
Total liabilities and equity	$2,488	$2,271

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31
	2020	2019
Operating Activities
Net income (loss)	$(36)	$16
Adjustments to reconcile net income to net cash provided from operating activities:
Depreciation and amortization	25	25
Non-cash stock-based compensation	5	5
Equity in net income of non-consolidated affiliates, net of dividends remitted	(1)	(3)
Other non-cash items	6	3
Changes in assets and liabilities:
Accounts receivable	102	3
Inventories	(16)	(11)
Accounts payable	(42)	9
Other assets and other liabilities	(18)	(43)
Net cash provided from operating activities	25	4
Investing Activities
Capital expenditures, including intangibles	(44)	(37)
Loan repayments from non-consolidated affiliates	2	2
Other	1	1
Net cash used by investing activities	(41)	(34)
Financing Activities
Borrowings on revolving credit facility	400	—
Repurchase of common stock	(16)	—
Dividends paid to non-controlling interests	(7)	—
Short-term debt repayments, net	—	(2)
Net cash provided from (used by) financing activities	377	(2)
Effect of exchange rate changes on cash	(5)	—
Net increase (decrease) in cash	356	(32)
Cash and restricted cash at beginning of the period	469	467
Cash and restricted cash at end of the period	$825	$435

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2019	$1	$1,342	$1,679	$(267)	$(2,275)	$480	$115	$595
Net loss	—	—	(35)	—	—	(35)	(1)	(36)
Other comprehensive loss	—	—	—	(37)	—	(37)	—	(37)
Stock-based compensation, net	—	(5)	—	—	7	2	—	2
Repurchase of shares of common stock	—	—	—	—	(16)	(16)	—	(16)
Cash dividends	—	—	—	—	—	—	(7)	(7)
March 31, 2020	$1	$1,337	$1,644	$(304)	$(2,284)	$394	$107	$501

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2018	$1	$1,335	$1,609	$(216)	$(2,264)	$465	$117	$582
Net income	—	—	14	—	—	14	2	16
Other comprehensive income	—	—	—	4	—	4	1	5
Stock-based compensation, net	—	(5)	—	—	7	2	—	2
Acquisition of non-controlling interest	—	2	—	—	—	2	(2)	—
March 31, 2019	$1	$1,332	$1,623	$(212)	$(2,257)	$487	$118	$605

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

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Such estimates and assumptions affect, among other things, the Company’s goodwill and long-lived asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and credit losses related to our financial assets. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after March 31, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

Recently Adopted Accounting Pronouncements:

The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments", effective for fiscal years beginning after December 15, 2019. The guidance requires financial asset (or a group of financial assets) measured on the basis of amortized cost to be presented at the net amount expected to be collected. The guidance also requires that the income statement reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. Additionally, the guidance limits the credit loss to the amount by which fair value is below amortized cost.

The Company adopted the guidance effective January 1, 2020. The guidance allows for various methods for measuring expected credit losses. The Company elected to apply a historical loss rate based on historic write offs by region to aging categories. The historical loss rate will be adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements. Accordingly, the allowance for doubtful accounts balance was $10 million as of March 31, 2020 and December 31, 2019.

The FASB issued ASU 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes." The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences.  It also clarifies and simplifies other aspects of the accounting for income taxes.  For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years.  Early adoption is permitted in interim or annual periods with any adjustments reflected as of the beginning of the annual period that includes that interim period.  Additionally, entities that elect early adoption must adopt all the amendments in the same period.  Amendments are to be applied prospectively, except for certain amendments that are to be applied either retrospectively or with a modified retrospective approach through a cumulative effect adjustment recorded to retained earnings.  The Company adopted the guidance effective January 1, 2020. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

Accounting Pronouncements Not Yet Adopted:

In March 2020, the FASB issued ASU 2020-04. "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in the guidance are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impacts of the provisions of ASU 2020-04 on its financial position, results of operations, and cash flows.

NOTE 2. Revenue Recognition
Disaggregated revenue by geographical market and product lines is as follows:

	Three Months Ended March 31
(In millions)	2020	2019
Geographical Markets
Europe	$254	$262
Americas	192	190
China Domestic	57	108
China Export	64	69
Other Asia-Pacific	116	157
Eliminations	(40)	(49)
	$643	$737

	Three Months Ended March 31
(In millions)	2020	2019
Product Lines
Instrument clusters	$312	$314
Audio and infotainment	145	196
Information displays	109	123
Body and security	25	32
Climate controls	10	21
Telematics	12	11
Other	30	40
	$643	$737

During the three months ended March 31, 2020, revenue recognized related performance obligations satisfied in previous periods represented less than 1% of consolidated net sales. The Company has no material contract assets, contract liabilities or capitalized contract acquisition costs as of March 31, 2020.

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

Segment Adjusted EBITDA and reconciliation to net income attributable to Visteon is as follows:

	Three Months Ended March 31
(In millions)	2020	2019
Net income (loss) attributable to Visteon Corporation	$(35)	$14
Depreciation and amortization	25	25
Non-cash, stock-based compensation expense	5	5
Provision (benefit) for income taxes	5	(5)
Interest expense, net	2	2
Net income (loss) attributable to non-controlling interests	(1)	2
Restructuring expense, net	33	1
Equity in net income of non-consolidated affiliates	(1)	(3)
Adjusted EBITDA	$33	$41

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
The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended March 31
(In millions, except per share amounts)	2020	2019
Numerator:
Net income (loss) attributable to Visteon	$(35)	$14
Denominator:
Average common stock outstanding - basic	27.9	28.2
Dilutive effect of performance based share units and other	—	0.2
Diluted shares	27.9	28.4
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon	$(1.25)	$0.50

Diluted earnings (loss) per share attributable to Visteon:	$(1.25)	$0.49

For the three months ended March 31, 2020, approximately 170,000 performance based share units were excluded from the calculation of diluted loss per share because the effect of including them would have been anti-dilutive.

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

Electronics

During January 2020, the Company approved a restructuring program impacting primarily European engineering and administrative functions to improve the Company’s efficiency and rationalize its footprint. During the three months ended March 31, 2020, the Company recorded $21 million in relation to the program and expects to incur up to $24 million under this program. The total expected costs include employee severance, retention and termination costs. As of March 31, 2020, $20 million remains accrued for the program.

During March 2020, the Company approved a global restructuring program impacting engineering, administrative and manufacturing facilities to improve efficiency and further rationalize the Company’s footprint. During the three months ended March 31, 2020, the Company recorded $11 million in relation to the program and expects to incur up to $15 million under this program. The total expected costs include employee severance, retention and termination costs. As of March 31, 2020, $9 million remains accrued for the program.

Additionally, during 2020 the Company recorded and paid $1 million related to restructuring expenses at two North American manufacturing facilities.

During the first quarter of 2019, the Company approved a restructuring program impacting two European manufacturing facilities due to the end of life of certain product lines. During the three months ended March 31, 2019, the Company recorded $2 million of restructuring expenses for this program.

During the second quarter of 2018, the Company approved a restructuring program impacting legacy employees at a South America facility and employees at North America manufacturing facilities due to the wind-down of certain products, as of March 31, 2020, $3 million remains accrued related to this program.

During the third quarter of 2018, the Company approved a restructuring program impacting engineering and administrative functions to optimize operations, as of March 31, 2020, $2 million remains accrued for the program.

Other and Discontinued Operations
As of March 31, 2020, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its global Interiors business (the "Interiors Divestiture") of $2 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.
Restructuring Reserves
Restructuring reserve balances of $36 million and $10 million as of March 31, 2020 and December 31, 2019, respectively, are classified as "Other current liabilities" on the consolidated balance sheets. The Company anticipates that the activities associated with the current restructuring reserve balance will be substantially complete by mid-2021. The Company’s consolidated restructuring reserves and related activity are summarized below, including amounts associated with discontinued operations.

(In millions)	Electronics	Other and Discontinued Operations	Total
December 31, 2019	$8	$2	$10
Expense	33	—	33
Utilization	(6)	—	(6)
Foreign currency	(1)	—	(1)
March 31, 2020	$34	$2	$36

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
Visteon and Yangfeng Automotive Trim Systems Co. Ltd. ("YF") each own 50% of a joint venture under the name of Yanfeng Visteon Investment Co., Ltd. ("YFVIC"). In October 2014, YFVIC completed the purchase of YF’s 49% direct ownership in Yanfeng Visteon Automotive Electronics Co., Ltd. ("YFVE") a consolidated joint venture of the Company ("The YFVIC Transaction"). The purchase by YFVIC was financed through a shareholder loan from YF and external borrowings, guaranteed by Visteon, which was paid in 2019.
The Company determined that YFVIC is a VIE. The Company holds a variable interest in YFVIC primarily related to its ownership interests and subordinated financial support. The Company and YF each own 50% of YFVIC and neither entity has the power to control the operations of YFVIC; therefore, the Company is not the primary beneficiary of YFVIC and does not consolidate the joint venture.
A summary of the Company's investments in YFVIC is provided below:

	March 31	December 31
(In millions)	2020	2019
Payables due to YFVIC	$9	$9
Exposure to loss in YFVIC:
Investment in YFVIC	$43	$43
Receivables due from YFVIC	28	41
Subordinated loan receivable from YFVIC	6	8
Maximum exposure to loss in YFVIC	$77	$92

NOTE 7. Inventories
Inventories, net consist of the following components:

	March 31	December 31
(In millions)	2020	2019
Raw materials	$115	$100
Work-in-process	25	28
Finished products	40	41
	$180	$169

NOTE 8. Long-Lived Assets
Intangible assets, net are comprised of the following:

		March 31, 2020
(In millions)	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Developed technology	5	$40	$(36)	$4
Customer related	10	87	(52)	35
Capitalized software development	3	37	(5)	32
Other	19	15	(5)	10
Subtotal		179	(98)	81
Indefinite-Lived:
Goodwill		45	—	45
Total		$224	$(98)	$126

A roll-forward of the carrying amounts of intangible assets is presented below:

	December 31, 2019			March 31, 2020
(In millions)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Additions	Foreign Currency	Amortization Expense	Net Intangibles
Definite-Lived:
Developed technology	$40	$(35)	$5	$—	$—	$(1)	$4
Customer related	89	(51)	38	—	(1)	(2)	35
Capitalized software development	32	(5)	27	5	—	—	32
Other	15	(4)	11	—	—	(1)	10
Subtotal	176	(95)	81	5	(1)	(4)	81
Indefinite-Lived:
Goodwill	46	—	46	—	(1)	—	45
Total	$222	$(95)	$127	$5	$(2)	$(4)	$126

The Company recorded amortization expense of $4 million for each three month period ended March 31, 2020 and 2019 related to definite-lived intangible assets. The Company currently estimates annual amortization expense to be $15 million , $17 million, $17 million, $14 million, $8 million and $7 million for the years ended 2020, 2021, 2022, 2023, 2024, and 2025, respectively. Indefinite-lived intangible assets are not amortized but are tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired.

The Company considered the global COVID-19 pandemic as a possible indicator of impairment for all its long-lived assets. The Company concluded that its long-lived assets were not impaired as of March 31, 2020.

NOTE 9. Other Assets
Other current assets are comprised of the following components:

	March 31	December 31
(In millions)	2020	2019
Recoverable taxes	$62	$61
Prepaid assets and deposits	30	22
Joint venture receivables	28	41
Contractually reimbursable engineering costs	25	29
China bank notes	19	16
Royalty agreements	10	17
Other	3	7
	$177	$193

The Company sold $27 million and $23 million of China bank notes during the three months ended March 31, 2020 and 2019 respectively. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. As of March 31, 2020, $24 million remains outstanding and will mature by the end of the third quarter of 2020.
Other non-current assets are comprised of the following components:

	March 31	December 31
(In millions)	2020	2019
Deferred tax assets	$56	$59
Contractually reimbursable engineering costs	33	24
Recoverable taxes	21	28
Royalty agreements	14	11
Joint venture notes receivables	6	8
Other	20	20
	$150	$150
During 2019, the Company amended royalty agreements with certain suppliers as part of cost reduction efforts. As of March 31, 2020, $10 million was recorded in other current assets and $14 million in other non-current assets, with an offsetting amount of $14 million in accounts payable and $7 million in other non-current liabilities relating to these agreements. The Company recorded $4 million of royalty expense during the three months ended March 31, 2020 associated with such arrangements.

Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of $19 million during the remainder of 2020, $15 million in 2021, $14 million in 2022, $3 million in 2023 and $7 million in 2024 and beyond.

NOTE 10. Debt
The Company’s short and long-term debt consists of the following:

	March 31	December 31
(In millions)	2020	2019
Short-Term Debt:
Short-term borrowings	$36	$37

Long-Term Debt:
Term debt facility, net	$348	$348
Revolving credit facility	400	—
Total long-term debt, net	$748	$348

Short-Term Debt
Short-term borrowings are primarily related to the Company's non-U.S. joint ventures and are payable in Chinese Renminbi and India Rupee. As of March 31, 2020, the available borrowings under these affiliate credit facilities are $117 million. Certain of these facilities have pledged assets as security or accompanied by corporate credit support.
Long-Term Debt

On March 19, 2020, the Company borrowed the entire amount of revolving loans available under the Revolving Credit Facility to increase its cash position and maximize its flexibility in light of the current uncertainty surrounding the impact of COVID-19. As of March 31, 2020, the Company had $350 million of Term Facility loans and $400 million of Revolving Credit Facility loans outstanding under the Company's credit agreement (the "Credit Agreement"), both facilities will mature during 2024.

Interest on the Term Facility loans accrue at a rate equal to a LIBOR-based rate plus an applicable margin of 1.75% per annum. Revolving Credit Facility loans accrue interest at a rate equal to a LIBOR-based rate plus an applicable margin of between 1.00% - 2.00%, as determined by the Company's total gross leverage ratio. As of March 31, 2020, the all-in rates for the Term Facility and Revolving Credit Facility loans were 2.79% and 2.49%, respectively.

The Credit Agreement requires compliance with customary affirmative and negative covenants and contains customary events of default.  The Revolving Credit Facility also requires that the Company maintain a total net leverage ratio no greater than 3.50:1.00. During any period when the Company’s corporate and family ratings meet investment grade ratings, certain of the negative covenants shall be suspended. As of March 31, 2020, the Company was in compliance with all its debt covenants.

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

All obligations under the Credit Agreement and obligations with respect to certain cash management services and swap transaction agreements between the Company and its lenders are unconditionally guaranteed by certain of the Company’s subsidiaries. Under the terms of the Credit Agreement, any amounts outstanding are secured by a first-priority perfected lien (subject to certain exceptions) on substantially all property of the Company and the subsidiaries party to the security agreement, subject to certain limitations.

Other

The Company has a $5 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of March 31, 2020. Additionally, the Company had $12 million of locally issued letters of credit with less than $1 million of collateral as of March 31, 2020, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 11. Other Liabilities
Other current liabilities are summarized as follows:

	March 31	December 31
(In millions)	2020	2019
Restructuring reserves	$36	$10
Product warranty and recall accruals	35	34
Deferred income	19	22
Royalties	17	19
Non-income taxes payable	12	17
Joint venture payables	9	9
Income taxes payable	5	7
Dividends payable to non-controlling interests	2	3
Other	27	26
	$162	$147

Other non-current liabilities are summarized as follows:

	March 31	December 31
(In millions)	2020	2019
Product warranty and recall accruals	$14	$15
Derivative financial instruments	12	14
Deferred income	8	9
Royalty agreements	7	13
Income tax reserves	5	5
Non-income tax reserves	1	1
Other	12	15
	$59	$72

During 2019, the Company amended royalty agreements with certain suppliers as part of cost reduction efforts. As of March 31, 2020, $10 million was recorded in other current assets and $14 million in other non-current assets, with an offsetting amount of $14 million in accounts payable and $7 million in other non-current liabilities relating to these agreements. The Company recorded $4 million of royalty expense during the three months ended March 31, 2020 associated with such arrangements.

NOTE 12. Employee Benefit Plans
Defined Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended March 31, 2020 and 2019 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2020	2019	2020	2019
Costs Recognized in Income:
Pension financing benefits (cost):
Interest cost	$(6)	$(8)	$(2)	$(2)
Expected return on plan assets	10	10	2	2
Restructuring related pension cost:
Special termination benefits	(1)	—	—	—
Net pension benefit (cost)	$3	$2	$—	$—

Pension financing benefits of $4 million and $2 million for the three months ended March 31, 2020 and 2019, respectively are classified as Other income, net on the Company's Consolidated Statement of Operations.
Required 2020 contributions to the Company's defined benefit plans are approximately $20 million. The Company is currently evaluating opportunities to defer some or all of its 2020 contributions pursuant to relief measures offered by the U.S. and U.K. governments in light of COVID-19.
NOTE 13. Income Taxes
During the three month period ended March 31, 2020, the Company recorded a provision for income tax on continuing operations of $5 million, which reflects income tax expense in countries where the Company is profitable; accrued withholding taxes; ongoing assessments related to the recognition and measurement of uncertain tax benefits; the inability to record a tax benefit for pretax losses and/or recognize expense for pretax income in certain jurisdictions (including the U.S.) due to valuation allowances; and other non-recurring tax items, including changes in judgment about valuation allowances. Pretax losses from continuing operations in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $52 million and $13 million for the three month periods ended March 31, 2020 and 2019, respectively, resulting in an increase in the Company's effective tax rate in those years.
The Company's provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income before income taxes, excluding equity in net income of non-consolidated affiliates for the period. Effective tax rates vary from period to period as separate calculations are performed for those countries where the Company's operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained. In determining the estimated annual effective tax rate, the Company analyzes various factors, including but not limited to, forecasts of projected annual earnings, taxing jurisdictions in which the pretax income and/or pretax losses will be generated, available tax planning strategies and estimated impacts attributable to the Tax Cuts and Jobs Act of 2017 (the "Act"). The changing and volatile macro-economic conditions connected with the COVID-19 pandemic may cause fluctuations in forecasted earnings before income taxes. As such, the Company's effective tax rate could be subject to volatility as forecasted earnings before income taxes are impacted by events which cannot be predicted. The Company’s estimated annual effective tax rate is updated each quarter and may be significantly impacted by changes to the mix of forecasted earnings by tax jurisdiction. The tax impact of adjustments to the estimated annual effective tax rate are recorded in the period such estimates are revised. The Company is also required to record the tax impact of certain other non-recurring tax items, including changes in judgment about valuation allowances and uncertain tax positions, and changes in tax laws or rates, in the interim period in which they occur, rather than include them in the estimated annual effective tax rate.
The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, tax planning strategies and projected future impacts attributable to the Act. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses, in particular, when there is a cumulative loss incurred over a three-year period. However, the three-year loss position is not solely determinative and, accordingly, management considers all other available positive and negative evidence in its analysis. In regards to the full valuation allowance recorded against the U.S. net deferred tax assets, despite recent improvement in the U.S. financial results, management concluded that the weight of negative evidence continues to outweigh the positive evidence, as the impact of COVID-19 reinforces the prevailing uncertainty surrounding global production volumes in 2020 that had already showed signs of softening which contributed to the reduction in the U.S. profitability during 2019. These factors further contribute to the relative uncertainty surrounding the ability that the U.S. operations will demonstrate sustained profitability in the future. Additionally, the Company has made a policy election to apply the incremental cash tax savings approach when analyzing the impact the Act's provisions for global intangible low-taxed income ("GILTI") could have on its U.S. valuation allowance assessment. As a result of future expected GILTI inclusions, and because of the Act’s ordering rules, U.S. companies may now expect to utilize tax attribute carryforwards (e.g. net operating losses and foreign tax credits) for which a valuation allowance has historically been recorded (this is referred to as the “tax law ordering approach”). However, due to the mechanics of the GILTI rules, companies that have a GILTI inclusion may realize a reduced (or no) cash tax savings from utilizing such tax attribute carryforwards (this view is referred to as the “incremental cash tax savings approach”). These positions, along with management’s analysis of all other available evidence, resulted in the conclusion that the Company maintain the valuation allowance against deferred tax assets in the U.S. Based on the Company’s current assessment, it is possible that within the next 12 to 24 months, the existing valuation allowance against the U.S. net deferred tax assets could be partially released. Any such release is dependent upon the sustained improvement in U.S. operating results, and, if such a release of the valuation allowance were to occur, it could have a significant impact on net income in the quarter in which it is deemed appropriate to partially release the reserve.
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
Unrecognized Tax Benefits
Gross unrecognized tax benefits as of March 31, 2020 and December 31, 2019, including amounts attributable to discontinued operations, were $13 million in both years. Of these amounts, approximately $6 million in both years represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. If the uncertainty is resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at March 31, 2020 and December 31, 2019 was $2 million in both years.
With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2014, or state, local or non-U.S. income tax examinations for years before 2003, although U.S. net operating losses carried forward into open tax years technically remain open to adjustment. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in the U.S., Europe, Asia and Mexico could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) in the amount of $5 million is included in "Other non-current liabilities" on the consolidated balance sheet, while $3 million is reflected as a reduction of a deferred tax asset related to a net operating loss included in Other-non current assets on the consolidated balance sheet.
During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) related to the sale of its chassis business to a third party, which required a deposit in the amount of $15 million during 2013 necessary to open a judicial proceeding against the government in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities after attempts to reopen an appeal of the administrative decision failed. Adjusted for currency impacts and accrued interest, the deposit amount is $11 million as of March 31, 2020. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments, as well as income tax refund claims associated with other jurisdictions, total $14 million as of March 31, 2020, and are included in "Other non-current assets" on the consolidated balance sheets.

NOTE 14. Stockholders’ Equity and Non-controlling Interests
Share Repurchase Program
During 2019, the Company purchased a total of 322,120 shares of Visteon common stock at an average price of $62.06 for an aggregate purchase amount of $20 million pursuant to various programs with third-party financial institutions.

During the three months ended March 31, 2020, the Company purchased a total of 233,769 shares of Visteon common stock at an average price of $67.87 for an aggregate purchase amount of $16 million pursuant to an agreement with a third-party financial institution.

As of March 31, 2020, $364 million is available for additional share repurchases under the Board of Directors authorization which expires on December 31, 2020. The Company currently does not intend to repurchase additional shares.

Non-Controlling Interests

The Company's non-controlling interests are as follows:

	March 31	December 31
(In millions)	2020	2019
Yanfeng Visteon Automotive Electronics Co., Ltd.	$48	$56
Shanghai Visteon Automotive Electronics, Co., Ltd.	41	41
Changchun Visteon FAWAY Electronics, Co., Ltd.	17	17
Other	1	1
	$107	$115

Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended March 31
(In millions)	2020	2019
Changes in AOCI:
Beginning balance	$(267)	$(216)
Other comprehensive income (loss) before reclassification, net of tax	(37)	5
Amounts reclassified from AOCI	—	(1)
Ending balance	$(304)	$(212)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(153)	$(142)
Other comprehensive loss before reclassification, net of tax (a)	(38)	—
Ending balance	(191)	(142)
Net investment hedge
Beginning balance	4	(5)
Other comprehensive income before reclassification, net of tax (a)	9	7
Amounts reclassified from AOCI	(1)	(1)
Ending balance	12	1
Benefit plans
Beginning balance	(114)	(71)
Other comprehensive income before reclassification, net of tax (b)	1	—
Amounts reclassified from AOCI	1	—
Ending balance	(112)	(71)
Unrealized hedging gain (loss)
Beginning balance	(4)	2
Other comprehensive loss before reclassification, net of tax (c)	(9)	(2)
Ending balance	(13)	—
Total AOCI	$(304)	$(212)
(a) There were no income tax effects for either period due to the valuation allowance.
(b) Net tax expense was less than $1 million related to benefit plans for the three months ended March 31, 2020 and 2019.
(c) There were no income tax effects related to unrealized hedging gain (loss) for either period due to the valuation allowance.

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
As of March 31, 2020 and December 31, 2019, the Company had foreign currency derivative instruments with aggregate notional value of $38 million and $8 million, respectively. At March 31, 2020, approximately $15 million of the hedge instruments have been designated as cash flow hedges. Accordingly, the total change in fair value of these transactions are recognized in other comprehensive income, a component of shareholders' equity. Upon settlement of the transactions, the accumulated gains and losses are reclassified to income in the same periods during which the hedged cash flows impact earnings. The fair value of these derivatives is a liability of $1 million and a liability of less than $1 million, as of March 31, 2020 and December 31, 2019, respectively. The difference between the gross and net value of these derivatives after offset by counter party is not material. As of March 31, 2020, a loss of $2 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months related to these designated hedges.
Cross Currency Swaps: The Company has executed cross-currency swap transactions intended to mitigate the variability of the U.S. dollar value of its investment in certain of its non-U.S. entities. These transactions are designated as net investment hedges and the Company has elected to assess hedge effectiveness under the spot method. Accordingly, periodic changes in the fair value of the derivative instruments attributable to factor other than spot exchange rate variability are excluded from the measure of hedge ineffectiveness and reported directly in earnings each reporting period.
As of March 31, 2020 and December 31, 2019, the Company had cross currency swaps with an aggregate notional value of $250 million. The aggregate fair value of these derivatives is a non-current asset of $2 million as of March 31, 2020 and a non-current liability of $6 million as of December 31, 2019. As of March 31, 2020, a gain of $7 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.
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
As of March 31, 2020 and December 31, 2019, the Company had an aggregate notional value of interest rate swap transactions of $250 million. The aggregate fair value of these derivative transactions is a non-current liabilities of $13 million and $7 million as of March 31, 2020 and December 31, 2019, respectively. As of March 31, 2020, a loss of $6 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the three months ended March 31, 2020 and 2019 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)		Recorded in Income (Loss)
(In millions)	2020	2019	2020	2019	2020	2019
Three months ended March 31,
Foreign currency risk - Cost of sales:
Cash flow hedges	$(2)	$—	$—	$—	$—	$—
Non-designated cash flow hedges	—	—	—	—	—	1
Interest rate risk - Interest expense, net:
Interest rate swap	(7)	(2)	—	—	—	—
Net investment hedges	9	7	1	1	—	—
	$—	$5	$1	$1	$—	$1

Items Not Carried at Fair Value
The Company's fair value of debt was $730 million and $390 million as of March 31, 2020 and December 31, 2019, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2, "Other Observable Inputs" in the fair value hierarchy.
Investments
In 2018, the Company committed to make a $15 million investment in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. As of March 31, 2020, the Company has contributed a total of $3 million toward the aggregate investment commitments. The Company does not have significant influence in either partnership. These investments are carried at cost and evaluated for impairment on an annual basis.

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
The Company's credit risk with any single customer does not exceed ten percent of total accounts receivable except for Ford and its affiliates which represent 19% and 22%, and Renault/Nissan which represents 6% and 13%, of the balance as of March 31, 2020 and December 31, 2019, respectively.
NOTE 16. Discontinued Operations
The Company completed the sale of the majority of its global Climate business (the "Climate Transaction") during 2015 and completed the divestiture of its global Interiors Divestiture during 2016. These transactions met the conditions required to qualify for discontinued operations reporting and accordingly the settlement of retained contingencies have been classified in income from discontinued operations, net of tax, in the consolidated statements of comprehensive income for the three months ended March 31, 2020 and 2019.

Discontinued operations are summarized as follows:

	Three Months Ended March 31
(In millions)	2020	2019
Cost of sales	$—	$(1)
Restructuring, net	—	1
Income from discontinued operations, net of tax	$—	$—

NOTE 17. Commitments and Contingencies
Litigation and Claims
In 2003, the Local Development Finance Authority of the Charter Township of Van Buren, Michigan issued approximately $28 million in bonds finally maturing in 2032, the proceeds of which were used at least in part to assist in the development of the Company’s U.S. headquarters located in the Township. During January 2010, the Company and the Township entered into a settlement agreement (the “Settlement Agreement”) that, among other things, reduced the taxable value of the headquarters property to current market value. The Settlement Agreement also provided that the Company would negotiate in good faith with the Township, pursuant to the terms of the Settlement Agreement, in the event that property tax payments were inadequate to permit the Township to meet its payment obligations with respect to the bonds. In October 2019, the Township notified the Company that the Township had incurred a shortfall under the bonds of less than $1 million and requested that the Company meet to discuss payment. The parties met in November 2019 but no agreement was reached. On December 9, 2019, the Township commenced litigation against the Company in Michigan’s Wayne County Circuit Court claiming damages of $28 million related to what the Township alleges to be the current shortfall and projected future shortfalls under the bonds. The Company disputes the factual and legal assertions made by the Township and intends to defend the matter vigorously. The Company is not able to estimate the possible loss or range of loss in connection with this matter.
In November 2013, the Company and Halla Visteon Climate Control Corporation (“HVCC”), jointly filed an Initial Notice of Voluntary Self-Disclosure statement with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) regarding certain sales of automotive HVAC components by a minority-owned, Chinese joint venture of HVCC into Iran. The Company updated that notice in December 2013, and subsequently filed a voluntary self-disclosure regarding these sales with OFAC in March 2014. In May 2014, the Company voluntarily filed a supplementary self-disclosure identifying additional sales of automotive HVAC components by the Chinese joint venture, as well as similar sales involving an HVCC subsidiary in China, totaling $12 million, and filed a final voluntary-self disclosure with OFAC on October 17, 2014. OFAC is currently reviewing the results of the Company’s investigation. Following that review, OFAC may conclude that the disclosed sales resulted in violations of U.S. economic sanctions laws and warrant the imposition of civil penalties, such as fines, limitations on the Company's ability to export products from the United States, and/or referral for further investigation by the U.S. Department of Justice. Any such fines or restrictions may be material to the Company’s financial results in the period in which they are imposed, but is not able to estimate the possible loss or range of loss in connection with this matter. Additionally, disclosure of this conduct and any fines or other action relating to this conduct could harm the Company’s reputation and have a material adverse effect on its business, operating results and financial condition. The Company cannot predict when OFAC will conclude its own review of voluntary self-disclosures or whether it may impose any of the potential penalties described above.
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. The Company maintained accruals of $8 million for claims aggregating $59 million in Brazil as of March 31, 2020. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.
Guarantees and Commitments
As part of the agreements of the Climate Transaction and Interiors Divestiture, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of March 31, 2020, the Company has $5 million and $1 million of outstanding guarantees, related to the divested Climate and Interiors entities, respectively. The guarantees represent the maximum potential amount that the Company could be required to make under the guarantees in the event of default by the guaranteed parties. The guarantees will generally cease upon expiration of current lease agreement which expire in 2026 and 2021 for the Climate and Interiors entities, respectively.
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
The following table provides a reconciliation of changes in the product warranty and recall claims liability:

	Three Months Ended March 31
(In millions)	2020	2019
Beginning balance	$49	$48
Accruals for products shipped	4	5
Changes in estimates	—	1
Specific cause actions	1	2
Settlements	(5)	(5)
Ending balance	$49	$51

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of March 31, 2020 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on February 20, 2020, and the financial statements and accompanying notes to the financial statements included elsewhere herein.
Executive Summary
Strategic Priorities
Visteon is a global automotive supplier that designs, engineers and manufactures innovative cockpit electronics and connected car solutions for the world’s major vehicle manufacturers. The cockpit electronics market is expected to grow faster than underlying vehicle production volumes as the cockpit shifts from analog to digital and towards device and cloud connectivity, electric vehicles and more advanced safety features.
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

•
Long-Term Growth and Margin Expansion - The Company has continued to win an elevated level of business by demonstrating product quality, technical and development capability, new product innovation, reliability, timeliness, product design, manufacturing capability and flexibility, as well as overall customer service.

•
Enhance Shareholder Returns - The Company has returned approximately $3.3 billion to shareholders since 2015 through a combination of ongoing share repurchases and a onetime $1.75 billion special distribution in 2016.

COVID-19 Response

COVID-19 negatively impacted the Company in the latter portion of the first quarter. The Company expects the impact, which may be materially adverse, to continue through the second quarter and potentially in subsequent periods. In response, the Company has taken decisive actions to preserve liquidity, manage costs and enhance employee safety. These actions include the following:

•	Enhanced liquidity and cash position by drawing down the full $400 million available under its revolving credit facility. Visteon has no significant near-term debt maturities.

•
Temporarily suspended, or significantly reduced, production at manufacturing facilities outside of China. During the three months ending March 31, 2020, the Company announced restructuring programs to rationalize the Company's global footprint, lower its cost base, and improve financial performance and cash flow generation.

•	Ramped up production in China during March and expecting to reach pre-COVID-19 levels during the second quarter.

•
Implemented temporary global compensation reductions of 40% for the CEO, 30% for the Company's executive committee, and 30% of the cash compensation for the Company's non-employee directors. Subject to local laws and regulations, all other employee salaries will be reduced by 20%.

•	Implemented comprehensive safety protocols to protect the health and safety of employees as operations resume.

•
Providing up to 50,000 protective face shield donations by using production lines at its state-of-the-art Palmela manufacturing facility in Portugal, typically dedicated to automotive cockpit electronics.

Financial Results

The pie charts below highlight the net sales breakdown for Visteon's Electronics segment for the three months ended March 31, 2020.

*Regional net sales are based on the geographic region where sale originates and not where customer is located (excludes inter-regional eliminations ).

Global Automotive Market Conditions and Production Levels

First quarter 2020 global light vehicle production decreased 23% over the same period last year.
Light vehicle production levels for the three months ended March 31, 2020 and 2019 by geographic region are provided below:

(Units in millions)	Three Months Ended March 31
	2020	2019	Change
China	3.2	6.0	(46.1)%
Other Asia Pacific	4.9	5.7	(13.1)%
Europe	4.6	5.7	(18.9)%
Americas	4.5	5.0	(11.3)%
Other	0.4	0.5	(21.7)%
Global	17.6	22.9	(23.0)%
Source: IHS Automotive, April 2020
During February 2020 OEM production facilities in China were either closed or production significantly reduced as a result of COVID-19. As the virus continued to spread globally, production facilities in Europe, the Americas, and other counties in Asia began to either close or significantly reduce production during the month of March.
Industry production levels in 2020 are expected to be materially impacted as a result of continued OEM plant shutdowns and the reduction of shifts at OEM plants that have reopened, and based on current data from our customers we expect the impact to be the most significant in the second quarter. The magnitude of the impact on the Company's financial statements will depend on the spread of COVID-19, plant production schedules, significant disruption in the supply chain and consumer demand.
Significant results for the three-month period ended March 31, 2020 include the following:

•	The Company recorded net sales of $643 million, representing a decrease of $94 million when compared with the same period of 2019.

•	Gross margin was $53 million or 8.2% of net sales for the three month period ended March 31, 2020, compared to $66 million or 9.0% of net sales for the same period of 2019.

•	Net loss attributable to Visteon was $35 million for the three month period ended March 31, 2020, compared to net income of $14 million for the same period of 2019.

•
As of March 31, 2020, total cash was $825 million, inclusive of $400 million of cash drawn under the Company's revolving facility, representing a $356 million increase as compared to $469 million as of December 31, 2019.

Results of Operations - Three Months Ended March 31, 2020 and 2019
The Company's consolidated results of operations for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended March 31
(In millions)	2020	2019	Change
Net Sales	$643	$737	$(94)
Cost of sales	(590)	(671)	81
Gross margin	53	66	(13)
Selling, general and administrative expenses	(54)	(57)	3
Restructuring expense, net	(33)	(1)	(32)
Interest expense, net	(2)	(2)	—
Equity in net income of non-consolidated affiliates	1	3	(2)
Other income, net	4	2	2
Provision for income taxes	(5)	5	(10)
Net income (loss)	(36)	16	(52)
Net (income) loss attributable to non-controlling interests	1	(2)	3
Net income (loss) attributable to Visteon Corporation	$(35)	$14	$(49)
Adjusted EBITDA*	$33	$41	$(8)
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales
Three months ended March 31, 2019	$737	$(671)
Volume, mix, and net new business	(71)	36
Currency	(9)	5
Customer pricing, net	(15)	—
Engineering costs, net *	—	11
Cost performance, design changes and other	1	29
Three months ended March 31, 2020	$643	$(590)
*Excludes the impact of currency.
Net sales for the three months ended March 31, 2020 totaled $643 million, which represents a decrease of $94 million compared with the same period of 2019. Lower volumes, primarily due to the impacts of COVID-19, partially offset by net new business, decreased net sales by $71 million. COVID-19 adversely impacted net sales beginning in February as production activity at OEM facilities in China was significantly reduced.  In all other regions, production activity at OEM facilities began to be impacted throughout the month of March as the virus began to spread. Unfavorable currency decreased net sales by $9 million, primarily attributable to the Euro, Brazilian Real and Chinese Renminbi. Customer pricing, net, decreased net sales by $15 million. Cost performance, design changes and other revenue claims increased net sales by $1 million.
Cost of sales decreased by $81 million for the three months ended March 31, 2020 compared with the same period in 2019. Lower volumes, primarily due to the impacts of COVID-19 and unfavorable product mix, decreased cost of sales by $36 million. Foreign currency decreased cost of sales by $5 million, primarily attributable to the Euro and Chinese Renminbi. Net engineering costs, excluding currency, decreased cost of sales $11 million. Favorable cost performance, including material, design and usage economics, lower manufacturing costs, and the non-recurrence of prior year operational challenges, decreased cost of sales by $29 million.

A summary of net engineering costs is shown below:

	Three Months Ended March 31
(In millions)	2020	2019
Gross engineering costs	$(100)	$(108)
Engineering recoveries	27	23
Engineering costs, net	$(73)	$(85)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $73 million for the three months ended March 31, 2020, including the impacts of currency, were $12 million lower than the same period of 2019, primarily related to the benefits of previously announced restructuring actions and the timing of program expenses and recoveries.

	Three Months Ended March 31
(In millions)	2020		2019
		% of Net Sales		% of Net Sales
Net Sales	$643		$737
Cost of sales, excluding engineering costs	(517)	80.4%	(586)	79.5%
Engineering costs, net	(73)	11.4%	(85)	11.5%
Gross margin	$53	8.2%	$66	9.0%

The Company's gross margin was $53 million or 8.2% of sales for the three months ended March 31, 2020 compared to $66 million or 9.0% of sales for the same period of 2019. Unfavorable volumes, primarily due to the impacts of COVID-19, and product mix decreased gross margin by $35 million. Unfavorable currency of $4 million was primarily attributable to the Brazilian Real. Lower net engineering costs excluding currency, increased gross margin by $11 million. Favorable cost performance of $30 million, including material, design and usage economics, lower manufacturing costs, and the non-recurrence of prior year operational challenges more than offset annual customer pricing of $15 million.
Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $54 million or 8.4% and $57 million or 7.7% of net sales, during the three months ended March 31, 2020 and 2019, respectively. The decrease is primarily related to lower incentive compensation costs.
Restructuring Expense, Net
During January 2020, the Company approved a restructuring program primarily impacting European engineering and administrative functions to improve the Company’s efficiency and rationalize its footprint. During the three months ended March 31, 2020, the Company recorded $21 million of employee severance, retention and termination costs and expects to incur up to $24 million under this program. The total expected costs include employee severance, retention and termination costs.

During March 2020, the Company approved a global restructuring program impacting engineering, administrative and manufacturing facilities to improve efficiency and further rationalize the Company’s footprint. During the three months ended March 31, 2020, the Company recorded $11 million of employee severance, retention and termination costs and expects to incur up to $15 million under this program.

Additionally, during 2020 the Company recorded and paid $1 million related to restructuring expenses at two North American manufacturing facilities.

During the first quarter of 2019, the Company approved a restructuring program impacting two European manufacturing facilities due to the end of life of certain product lines. During the three months ended March 31, 2019, the Company recorded $2 million of restructuring expenses related to this program.

Interest Expense, Net
Interest expense, net, of $2 million for the three months ended March 31, 2020 was consistent with the same period of 2019.

Equity in Net Income of Non-Consolidated Affiliates
Equity in net income of non-consolidated affiliates was $1 million and $3 million for the three month periods ending March 31, 2020 and 2019, respectively. The decrease in income is primarily attributable to due to decreased engineering services revenue at the Company's equity interest in Yanfeng Visteon Investment Company partially offset by increased net sales volume at the Company's equity interest in PT Astra Visteon Indonesia.
Other Income, Net
Other income, net of $4 million and $2 million for the three month periods ending March 31, 2020 and 2019, respectively is due to net pension financing benefits.

Income Taxes
The Company's provision for income taxes of $5 million for the three months ended March 31, 2020, represents an increase of $10 million, when compared to a benefit from income taxes of $5 million in the same period of 2019. The increase in tax expense is primarily attributable to the non-recurrence of a $12 million discrete income tax benefit recognized during the three months ended March 31, 2019 related to favorable valuation allowance adjustments in connection with the realization of deferred tax assets in Germany. This year-over-year increase was partially offset by enacted tax law changes in India that resulted in the reduction of deferred tax liabilities associated with non-U.S. earnings in India that are not considered permanently reinvested, and changes in the mix of earnings and differing tax rates between jurisdictions which reflects the overall decrease in year-over-year earnings in jurisdictions where the Company is profitable.
Net Income (Loss)
Net loss attributable to Visteon was $35 million for the three months ended March 31, 2020, compared to net income of $14 million for the same period of 2019. The decrease of $49 million is primarily attributable to higher restructuring expense of $32 million, lower gross margin of $13 million, and higher provision for income taxes of $10 million.
Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 3, "Segment Information") was $33 million for the three months ended March 31, 2020, representing a decrease of $8 million when compared to adjusted EBITDA of $41 million for the same period of 2019. Unfavorable volumes, primarily due to the impacts of COVID-19 and unfavorable product mix reduced adjusted EBITDA by $35 million. Unfavorable currency of $3 million was primarily attributable to the Brazilian Real. Lower net engineering costs, excluding currency, increased adjusted EBITDA by $11 million. Favorable cost performance of $34 million, including material, design and usage economics, lower manufacturing costs, lower selling, general, and administrative expenses, higher net pension financing benefits and the non-recurrence of prior year operational challenges, more than offset annual customer pricing of $15 million.
The reconciliation of net income attributable to Visteon to adjusted EBITDA for the three months ended March 31, 2020 and 2019, is as follows:

	Three Months Ended March 31
(In millions)	2020	2019	Change
Net income (loss) attributable to Visteon Corporation	$(35)	$14	$(49)
Depreciation and amortization	25	25	—
Provision (benefit) for income taxes	5	(5)	10
Non-cash, stock-based compensation expense	5	5	—
Interest expense, net	2	2	—
Net income (loss) attributable to non-controlling interests	(1)	2	(3)
Restructuring expense, net	33	1	32
Equity in net income of non-consolidated affiliates	(1)	(3)	2
Adjusted EBITDA	$33	$41	$(8)

Liquidity
The Company's primary sources of liquidity are cash flows from operations, existing cash balances and borrowings under available credit facilities. As we confront the many challenges caused by the impact of COVID-19, including governmental actions to mitigate the pandemic, the Company believes that funds generated from these sources will continue to sufficiently sustain ongoing operations and support investment in differentiating technologies. The Company will continue to closely monitor and preserve its available liquidity and maintain access to additional liquidity to weather these challenging conditions. The Company's intra-year needs are normally impacted by seasonal effects in the industry, such as mid-year shutdowns, the ramp-up of new model production, and year-end shutdowns at key customers. The COVID-19 pandemic may significantly exacerbate the intra-year requirements.
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
As of March 31, 2020, the Company has term loan aggregate principal debt of $350 million outstanding. Additionally, on March 19, 2020, the Company borrowed, in full, the $400 million in revolving loans available under the Revolving Credit Facility.

Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of March 31, 2020, the Company’s corporate credit rating is Ba3 and BB- by Moody’s and Standard & Poor’s, respectively. See Note 10, "Debt" for a more comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which are utilized by the Company's consolidated joint ventures, had availability of $117 million as of March 31, 2020.
Cash Balances
As of March 31, 2020, the Company had total cash of $825 million, including $3 million of restricted cash. Cash balances totaling $331 million were located in jurisdictions outside of the United States, of which $135 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017, however, the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.
Other Items Affecting Liquidity
As of March 31, 2020, the Company has $364 million available for additional share repurchases under the Board of Directors authorization which expires on December 31, 2020. The Company currently does not intend to repurchase additional shares.

Required 2020 contributions to the Company's defined benefit plans are approximately $20 million. The Company is currently evaluating opportunities to defer some or all of its 2020 contributions pursuant to relief measures offered by the U.S. and U.K. governments in light of COVID-19.

During the three months ended March 31, 2020, the Company paid $5 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is provided in Note 5, "Restructuring Activities."

The Company committed to make a $15 million investment in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As of March 31, 2020, the Company contributed $3 million toward the aggregate investment commitments. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount.

Cash Flows
Operating Activities
The Company generated $25 million of cash from operating activities during the three months ended March 31, 2020, representing a $21 million improvement as compared to cash generated by operations of $4 million during the same period of 2019. The increase in operating cash flows is primarily due to an increase of cash provided by trade working capital of $43 million. The increase in trade working capital is partially offset by lower adjusted EBITDA (a non-GAAP financial measure, as defined in Note 3, "Segment Information") of $8 million and $8 million higher incentive compensation payments, based on 2019 financial performance.
Investing Activities
Cash used by investing activities during the three months ended March 31, 2020 totaled $41 million, as compared to net cash used by investing activities of $34 million for the same period in 2019. Net cash used by investing activities during the three months ended March 31, 2020 included capital expenditures of $44 million to support new business, partially offset by non-consolidated affiliate loan repayments.
Cash used by investing activities during the three months ended March 31, 2019 totaled $34 million, including capital expenditures of $37 million which was partially offset by proceeds from non-consolidated affiliate loan repayments.
Financing Activities
Cash generated by financing activities during the three months ended March 31, 2020 totaled $377 million, as compared to a use of cash of $2 million during the same period in 2019, representing an increase of cash provided by financing activities of $379 million. The increase is primarily attributable to the Company's $400 million borrowings under its corporate revolving loan facility, which is partially offset by $16 million for share repurchases.
Debt and Capital Structure
See Note 10, “Debt” to the consolidated financial statements included in Item 1.
Significant Accounting Policies and Critical Accounting Estimates
See Note 1, “Summary of Significant Accounting Policies” to the accompanying consolidated financial statements in Item 1.
Fair Value Measurements
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

You should understand that various factors, in addition to those discussed elsewhere in this document, could affect the Company’s future results and could cause results to differ materially from those expressed in such forward-looking statements, including:

•
Continued and future impacts of the COVID-19 pandemic on our financial condition and business operations including global supply chain disruptions, market downturns, reduced consumer demand, and new government actions or restrictions.

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
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be $32 million for currency derivative financial instruments as of March 31, 2020 and December 31, 2019. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
Interest Rate Risk
See Note 15, "Fair Value Measurements and Financial Instruments" to the consolidated financial statements included in Item 1 for additional information.
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
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Senior Vice President and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II
Other Information

Item 1.	Legal Proceedings
See the information above under Note 17, "Commitments and Contingencies," to the consolidated financial statements which is incorporated herein by reference.

Item 1A.	Risk Factors
The Company is supplementing the risk factors described under “Item 1A. Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2019, with the additional risk factors set forth below, which supplement, and to the extent inconsistent, supersedes such risk factors.

The Company’s business, results of operations and financial condition have been, and may continue to be, adversely affected by the recent COVID-19 pandemic.

The COVID-19 pandemic poses the risk that the Company or its affiliates and joint ventures, employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be requested or mandated by governmental authorities. In addition, the Company has experienced, and may continue to experience, disruptions or delays in our supply chain as a result of such actions, which is likely to result in higher supply chain costs to us in order to maintain the supply of materials and components for our products. While the Company has implemented measures to mitigate the impact on its results of operations, there can be no assurance that these measures will be successful. The Company cannot predict the degree to, or the period over, which its sales and operations will be affected by this outbreak and preventative measures, and the effects could be material.

The Company may also experience impacts from market downturns and changes in consumer behavior related to pandemic fears and impacts on its workforce as a result of COVID-19. The Company has experienced a significant decline in demand from its customers as a result of the impact of efforts to contain the spread of COVID-19. In addition, some customers may choose to delay or abandon projects on which the Company provides products and/or services in response to the adverse impact of the COVID-19 pandemic.

The extent to which the COVID-19 outbreak continues to impact the Company’s financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19 and the impact of COVID-19 on economic activity. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts on its business and financial performance as a result of its global economic impact, including a recession that has occurred or may occur in the future. To the extent the COVID-19 pandemic materially adversely affects the Company’s business and financial results, it may also have the effect of significantly heightening many of the other risks associated with the Company’s business, liquidity and indebtedness, including those described in its most recent Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the first quarter of 2020. For further discussion see Note 14, "Stockholders' Equity" in Item 1.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions)
Feb. 21, 2020 to Mar. 5, 2020	233,769	$67.87	233,769	$364

Item 6.	Exhibits
The exhibits listed on the "Exhibit Index" on Page 37 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated April 30, 2020.
31.2	Rule 13a-14(a) Certification of Senior Vice President, Chief Financial Officer dated April 30, 2020.
32.1	Section 1350 Certification of Chief Executive Officer dated April 30, 2020.
32.2	Section 1350 Certification of Senior Vice President, Chief Financial Officer dated April 30, 2020.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**

*	Indicates that exhibit is a management contract or compensatory plan or arrangement.

**	Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files as Exhibit 101 hereto are deemed not filed or part of a registration
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

VISTEON CORPORATION

By:	/s/ Jerome J. Rouquet
Jerome J. Rouquet
Senior Vice President and Chief Financial Officer
Date: April 30, 2020