Form 10-Q
period 2020-06-30
VISTEON CORP
filed 2020-07-30
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)
☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of July 24, 2020, the registrant had outstanding 27,827,266 shares of common stock.
Exhibit index located on page number 40.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions except per share amounts)
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net sales	$371	$733	$1,014	$1,470
Cost of sales	(367)	(663)	(957)	(1,334)
Gross margin	4	70	57	136
Selling, general and administrative expenses	(41)	(58)	(95)	(115)
Restructuring expense, net	(4)	—	(37)	(1)
Interest expense	(5)	(3)	(8)	(6)
Interest income	2	1	3	2
Equity in net income of non-consolidated affiliates	1	3	2	6
Other income, net	3	3	7	5
Income (loss) before income taxes	(40)	16	(71)	27
Provision for income taxes	(2)	(8)	(7)	(3)
Net income (loss)	(42)	8	(78)	24
Net income attributable to non-controlling interests	(3)	(1)	(2)	(3)
Net income (loss) attributable to Visteon Corporation	$(45)	$7	$(80)	$21

Comprehensive income (loss)	$(37)	$4	$(110)	$25
Comprehensive income (loss) attributable to Visteon Corporation	$(40)	$4	$(112)	$22

Basic earnings (loss) per share attributable to Visteon Corporation	$(1.62)	$0.25	$(2.87)	$0.75

Diluted earnings (loss) per share attributable to Visteon Corporation	$(1.62)	$0.25	$(2.87)	$0.74

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	(Unaudited)
	June 30	December 31
	2020	2019
ASSETS
Cash and equivalents	$755	$466
Restricted cash	4	3
Accounts receivable, net	334	514
Inventories, net	170	169
Other current assets	163	193
Total current assets	1,426	1,345
Property and equipment, net	416	436
Intangible assets, net	125	127
Right-of-use assets	157	165
Investments in non-consolidated affiliates	50	48
Other non-current assets	146	150
Total assets	$2,320	$2,271
LIABILITIES AND EQUITY
Short-term debt	$22	$37
Accounts payable	332	511
Accrued employee liabilities	59	73
Current lease liability	29	30
Other current liabilities	156	147
Total current liabilities	598	798
Long-term debt, net	748	348
Employee benefits	281	292
Non-current lease liability	135	139
Deferred tax liabilities	28	27
Other non-current liabilities	62	72
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of June 30, 2020 and December 31, 2019)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 28 million shares outstanding as of June 30, 2020 and December 31, 2019)	1	1
Additional paid-in capital	1,341	1,342
Retained earnings	1,599	1,679
Accumulated other comprehensive loss	(299)	(267)
Treasury stock	(2,284)	(2,275)
Total Visteon Corporation stockholders’ equity	358	480
Non-controlling interests	110	115
Total equity	468	595
Total liabilities and equity	$2,320	$2,271

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30
	2020	2019
Operating Activities
Net income (loss)	$(78)	$24
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	50	49
Non-cash stock-based compensation	9	11
Equity in net income of non-consolidated affiliates, net of dividends remitted	(2)	(6)
Other non-cash items	2	5
Changes in assets and liabilities:
Accounts receivable	170	18
Inventories	(5)	(3)
Accounts payable	(149)	20
Other assets and other liabilities	(10)	(57)
Net cash provided from (used by) operating activities	(13)	61
Investing Activities
Capital expenditures, including intangibles	(65)	(71)
Loan repayments from non-consolidated affiliates	2	2
Other	6	2
Net cash used by investing activities	(57)	(67)
Financing Activities
Borrowings on revolving credit facility	400	—
Repurchase of common stock	(16)	(20)
Dividends paid to non-controlling interests	(7)	—
Short-term debt repayments, net	(14)	(3)
Net cash provided from (used by) financing activities	363	(23)
Effect of exchange rate changes on cash	(3)	—
Net increase (decrease) in cash	290	(29)
Cash and restricted cash at beginning of the period	469	467
Cash and restricted cash at end of the period	$759	$438

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2019	$1	$1,342	$1,679	$(267)	$(2,275)	$480	$115	$595
Net loss	—	—	(35)	—	—	(35)	(1)	(36)
Other comprehensive loss	—	—	—	(37)	—	(37)	—	(37)
Stock-based compensation, net	—	(5)	—	—	7	2	—	2
Repurchase of shares of common stock	—	—	—	—	(16)	(16)	—	(16)
Cash dividends	—	—	—	—	—	—	(7)	(7)
March 31, 2020	$1	$1,337	$1,644	$(304)	$(2,284)	$394	$107	$501
Net loss	—	—	(45)	—	—	(45)	3	(42)
Other comprehensive income	—	—	—	5	—	5	—	5
Stock-based compensation, net	—	4	—	—	—	4	—	4
June 30, 2020	$1	$1,341	$1,599	$(299)	$(2,284)	$358	$110	$468

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2018	$1	$1,335	$1,609	$(216)	$(2,264)	$465	$117	$582
Net income	—	—	14	—	—	14	2	16
Other comprehensive income	—	—	—	4	—	4	1	5
Stock-based compensation, net	—	(5)	—	—	7	2	—	2
Acquisition of non-controlling interest	—	2	—	—	—	2	(2)	—
March 31, 2019	$1	$1,332	$1,623	$(212)	$(2,257)	$487	$118	$605
Net income	—	—	7	—	—	7	1	8
Other comprehensive loss	—	—	—	(3)	—	(3)	(1)	(4)
Stock-based compensation, net	—	6	—	—	—	6	—	6
Dividends payable	—	—	—	—	—	—	(2)	(2)
Repurchase of shares of common stock	—	—	—	—	(20)	(20)	—	(20)
June 30, 2019	$1	$1,338	$1,630	$(215)	$(2,277)	$477	$116	$593

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

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Such estimates and assumptions affect, among other things, the Company’s goodwill and long-lived asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and credit losses related to our financial assets. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after June 30, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

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

The Company adopted the guidance effective January 1, 2020. The guidance allows for various methods for measuring expected credit losses. The Company elected to apply a historical loss rate based on historic write offs by region to aging categories. The historical loss rate will be adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements. The allowance for doubtful accounts balance was $8 million and $10 million as of June 30, 2020 and December 31, 2019, respectively.

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
Accounting Pronouncements Not Yet Adopted:

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The guidance provides optional expedients and exceptions for applying U.S. GAAP to contract modifications and hedging relationships, subject to meeting certain criteria, that reference LIBOR or another rate that is expected to be discontinued. The amendments in the guidance are effective for all entities as of March 12, 2020 through

December 31, 2022. The Company is currently evaluating the impacts of the provisions of ASU 2020-04 on its financial position, results of operations, and cash flows.

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." The guidance removes disclosures that no longer are considered cost beneficial, clarifies the specific requirements of disclosures and adds disclosure requirements identified as relevant. For public companies, the amendments in this ASU are effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company does not expect application of this accounting standards update to have a material impact on its consolidated financial statements.

NOTE 2. Revenue Recognition
Disaggregated revenue by geographical market and product lines is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2020	2019	2020	2019
Geographical Markets
Europe	$132	$243	$386	$505
Americas	62	206	254	396
China Domestic	126	121	183	229
China Export	23	65	87	134
Other Asia-Pacific	38	142	154	299
Eliminations	(10)	(44)	(50)	(93)
	$371	$733	$1,014	$1,470

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2020	2019	2020	2019
Product Lines
Instrument clusters	$201	$323	$513	$637
Audio and infotainment	54	184	199	380
Information displays	54	122	163	245
Body and security	13	32	38	64
Climate controls	7	20	17	41
Telematics	17	11	29	22
Other	25	41	55	81
	$371	$733	$1,014	$1,470
During the three and six months ended June 30, 2020, revenue recognized related performance obligations satisfied in previous periods represented less than 1% of consolidated net sales. The Company has no material contract assets, contract liabilities or capitalized contract acquisition costs as of June 30, 2020.

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

Segment adjusted EBITDA and reconciliation to net income (loss) attributable to Visteon is as follows:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2020	2019	2020	2019
Net income (loss) attributable to Visteon Corporation	$(45)	$7	$(80)	$21
Depreciation and amortization	25	24	50	49
Non-cash, stock-based compensation expense	4	6	9	11
Provision for income taxes	2	8	7	3
Interest expense, net	3	2	5	4
Net income attributable to non-controlling interests	3	1	2	3
Restructuring expense, net	4	—	37	1
Equity in net income of non-consolidated affiliates	(1)	(3)	(2)	(6)
Other	2	1	2	1
Adjusted EBITDA	$(3)	$46	$30	$87

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

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended June 30		Six Months Ended June 30
(In millions, except per share amounts)	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Visteon	$(45)	$7	$(80)	$21
Denominator:
Average common stock outstanding - basic	27.8	28.1	27.9	28.1
Dilutive effect of performance based share units and other	—	0.1	—	0.1
Diluted shares	27.8	28.2	27.9	28.2
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon	$(1.62)	$0.25	$(2.87)	$0.75

Diluted earnings (loss) per share attributable to Visteon:	$(1.62)	$0.25	$(2.87)	$0.74
Performance based share units of approximately 114,000 and 144,000 were excluded from the calculation of diluted loss per share because the effect of including them would have been anti-dilutive for the three and six months ended June 30, 2020, respectively.

NOTE 5. Restructuring Activities
Given the economically-sensitive and highly competitive nature of the automotive electronics industry, the Company continues to closely monitor current market factors and industry trends, including potential impacts related to COVID-19, taking action as necessary which may include restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows. The Company recorded total net restructuring expense, including employee severance, retention and termination costs of $4 million and $37 million for the three and six months ended June 30, 2020, respectively.
During January 2020, the Company approved a restructuring program impacting primarily European engineering and administrative functions to improve the Company’s efficiency and rationalize its footprint. The Company recorded net restructuring expense of $21 million in relation to the program and expects to incur up to $24 million. As of June 30, 2020, $17 million remains accrued for the program.

During March 2020, the Company approved a global restructuring program impacting engineering, administrative and manufacturing facilities to improve efficiency and further rationalize the Company’s footprint. The Company recorded net restructuring expense of $15 million in relation to the program. As of June 30, 2020, $8 million remains accrued for the program.

Additionally, during the first quarter of 2020 the Company recorded and paid $1 million related to restructuring expenses at two North American manufacturing facilities.

During the first quarter of 2019, the Company approved a restructuring program impacting two European manufacturing facilities due to the end of life of certain product lines. During the six months ended June 30, 2019, the Company recorded net restructuring expense of $2 million in relation to the program.

During the second quarter of 2018, the Company approved a restructuring program impacting legacy employees at a South America facility and employees at North America manufacturing facilities due to the wind-down of certain products, as of June 30, 2020, $3 million remains accrued related to this program.

During the third quarter of 2018, the Company approved a restructuring program impacting engineering and administrative functions to optimize operations, as of June 30, 2020, $2 million remains accrued for the program.

As of June 30, 2020, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its global Interiors business (the "Interiors Divestiture") of $2 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves

Restructuring reserve balances of $32 million and $10 million as of June 30, 2020 and December 31, 2019, respectively, are classified as "Other current liabilities" on the consolidated balance sheets. The Company anticipates that the activities associated with the current restructuring reserve balance will be substantially complete by mid-2021. The Company’s consolidated restructuring reserves and related activity are summarized below, including amounts associated with discontinued operations.

(In millions)
December 31, 2019	$10
Expense	33
Utilization	(6)
Foreign currency	(1)
March 31, 2020	$36
Expense	1
Change in estimate	3
Utilization	(9)
Foreign currency	1
June 30, 2020	$32

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
A summary of the Company's investments in YFVIC is provided below:

	June 30	December 31
(In millions)	2020	2019
Payables due to YFVIC	$10	$9
Exposure to loss in YFVIC:
Investment in YFVIC	$43	$43
Receivables due from YFVIC	39	41
Subordinated loan receivable from YFVIC	6	8
Maximum exposure to loss in YFVIC	$88	$92

NOTE 7. Inventories
Inventories, net consist of the following components:

	June 30	December 31
(In millions)	2020	2019
Raw materials	$111	$100
Work-in-process	24	28
Finished products	35	41
	$170	$169

NOTE 8. Long-Lived Assets

Intangible assets, net are comprised of the following:

		June 30, 2020
(In millions)	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Developed technology	5	$40	$(37)	$3
Customer related	10	87	(54)	33
Capitalized software development	3	40	(6)	34
Other	19	16	(6)	10
Subtotal		183	(103)	80
Indefinite-Lived:
Goodwill		45	—	45
Total		$228	$(103)	$125

A roll-forward of the carrying amounts of intangible assets is presented below:

	December 31, 2019			June 30, 2020
(In millions)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Additions	Foreign Currency	Amortization Expense	Net Intangibles
Definite-Lived:
Developed technology	$40	$(35)	$5	$—	$—	$(2)	$3
Customer related	89	(51)	38	—	(1)	(4)	33
Capitalized software development	32	(5)	27	8	—	(1)	34
Other	15	(4)	11	—	—	(1)	10
Subtotal	176	(95)	81	8	(1)	(8)	80
Indefinite-Lived:
Goodwill	46	—	46	—	(1)	—	45
Total	$222	$(95)	$127	$8	$(2)	$(8)	$125

During the three and six month periods ended June 30, 2020 and 2019, the Company recorded amortization expense of $4 million and $8 million, respectively, related to definite-lived intangible assets. The Company currently estimates annual amortization expense to be $15 million, $18 million, $18 million, $15 million, $8 million and $8 million for the years ended 2020, 2021, 2022, 2023, 2024, and 2025, respectively. Indefinite-lived intangible assets are not amortized but are tested for impairment at least annually, or earlier when events and circumstances indicate that it is more likely than not that such assets have been impaired.

The Company considered the global COVID-19 pandemic as a possible indicator of impairment for all its long-lived assets. The Company performed a quantitative and qualitative analysis and concluded that there was no impairment of long-lived assets as of June 30, 2020.

NOTE 9. Other Assets

Other current assets are comprised of the following components:

	June 30	December 31
(In millions)	2020	2019
Recoverable taxes	$51	$61
Joint venture receivables	39	41
Contractually reimbursable engineering costs	35	29
Prepaid assets and deposits	24	22
Royalty agreements	9	17
China bank notes	—	16
Other	5	7
	$163	$193

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. The Company sold $73 million and $36 million of China bank notes during the six months ended June 30, 2020 and 2019, respectively. Remaining amounts outstanding at third party institutions related to sold bank notes will mature by December 31, 2020.

Other non-current assets are comprised of the following components:

	June 30	December 31
(In millions)	2020	2019
Deferred tax assets	$57	$59
Contractually reimbursable engineering costs	33	24
Recoverable taxes	19	28
Royalty agreements	13	11
Joint venture notes receivable	6	8
Other	18	20
	$146	$150
Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of $20 million during the remainder of 2020, $25 million in 2021, $12 million in 2022, $3 million in 2023 and $8 million in 2024 and beyond.

NOTE 10. Debt
The Company’s short and long-term debt consists of the following:

	June 30	December 31
(In millions)	2020	2019
Short-Term Debt:
Short-term borrowings	$22	$37

Long-Term Debt:
Term debt facility, net	$348	$348
Revolving credit facility	400	—
Total long-term debt, net	$748	$348
Short-Term Debt
Short-term borrowings are primarily related to the Company's non-U.S. joint ventures and are payable in Chinese Renminbi and India Rupee. As of June 30, 2020, the available borrowings under these affiliate credit facilities are $129 million. Certain of these facilities have pledged assets as security or accompanied by corporate credit support.
Long-Term Debt

On March 19, 2020, the Company borrowed the entire amount of revolving loans available under the Revolving Credit Facility to increase its cash position and maximize its flexibility in light of the current uncertainty surrounding the impact of COVID-19. As of June 30, 2020, the Company had $350 million of Term Facility loans and $400 million of Revolving Credit Facility loans outstanding under the Company's credit agreement (the "Credit Agreement"), both facilities will mature during 2024.

Interest on the Term Facility loans accrue at a rate equal to a LIBOR-based rate plus an applicable margin of 1.75% per annum. Revolving Credit Facility loans accrue interest at a rate equal to a LIBOR-based rate plus an applicable margin of between 1.00% - 2.00%, as determined by the Company's total gross leverage ratio. As of June 30, 2020, the all-in rates for the Term Facility and Revolving Credit Facility loans were 2.79% and 2.99%, respectively.

The Credit Agreement requires compliance with customary affirmative and negative covenants and contains customary events of default. The Revolving Credit Facility also requires that the Company maintain a total net leverage ratio no greater than 3.50:1.00. During any period when the Company’s corporate and family ratings meet investment grade ratings, certain of the negative covenants shall be suspended. As of June 30, 2020, the Company was in compliance with all its debt covenants.

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

Other

The Company has a $5 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of June 30, 2020. Additionally, the Company had $12 million of locally issued letters of credit with less than $1 million of collateral as of June 30, 2020, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 11. Other Liabilities

Other current liabilities are summarized as follows:

	June 30	December 31
(In millions)	2020	2019
Product warranty and recall accruals	$37	$34
Restructuring reserves	32	10
Deferred income	20	22
Royalties	13	19
Non-income taxes payable	11	17
Joint venture payables	11	9
Income taxes payable	5	7
Dividends payable to non-controlling interests	2	3
Other	25	26
	$156	$147
Other non-current liabilities are summarized as follows:

	June 30	December 31
(In millions)	2020	2019
Derivative financial instruments	$17	$14
Product warranty and recall accruals	12	15
Deferred income	8	9
Royalty agreements	7	13
Income tax reserves	5	5
Non-income tax reserves	1	1
Other	12	15
	$62	$72

NOTE 12. Employee Benefit Plans
Defined Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended June 30, 2020 and 2019 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2020	2019	2020	2019
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$(1)	$(1)
Pension financing benefits (cost):
Interest cost	(6)	(7)	(1)	(2)
Expected return on plan assets	9	10	2	3
Amortization of losses and other	—	—	(1)	(1)
Restructuring related pension cost:
Special termination benefits	(1)	—	(1)	—
Net pension benefit (cost)	$2	$3	$(2)	$(1)
Pension financing benefits, net of $3 million for the three months ended June 30, 2020 and 2019 are classified as Other income, net on the Company's consolidated statements of comprehensive income.
The Company's net periodic benefit costs for all defined benefit plans for the six month periods ended June 30, 2020 and 2019 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2020	2019	2020	2019
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$(1)	$(1)
Pension financing benefits (cost):
Interest cost	(12)	(15)	(3)	(4)
Expected return on plan assets	19	20	4	5
Amortization of losses and other	—	—	(1)	(1)
Restructuring related pension cost:
Special termination benefits	(2)	—	(1)	—
Net pension benefit (cost)	$5	$5	$(2)	$(1)
Pension financing benefits, net of $7 million and $5 million for the six months ended June 30, 2020 and 2019, respectively are classified as Other income, net on the Company's consolidated statements of comprehensive income.
Required 2020 contributions to the Company's defined benefit plans are approximately $20 million. The Company has contributed approximately $2 million to non-U.S. plans and is currently evaluating opportunities to defer remaining 2020 contributions, pursuant to relief measures offered by the U.S. and U.K. governments in light of COVID-19.

NOTE 13. Income Taxes
During the three and six month period ended June 30, 2020, the Company recorded a provision for income tax on continuing operations of $2 million and $7 million, respectively, which reflects income tax expense in countries where the Company is profitable; accrued withholding taxes; ongoing assessments related to the recognition and measurement of uncertain tax benefits; the inability to record a tax benefit for pretax losses and/or recognize expense for pretax income in certain jurisdictions (including the U.S.) due to valuation allowances; and other non-recurring tax items, including changes in judgment about valuation allowances. Pretax losses from continuing operations in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $101 million and $33 million for the six month periods ended June 30, 2020 and 2019, respectively, resulting in an increase in the Company's effective tax rate in those years.

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
The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The factors considered by management in its determination of the probability of the realization of the deferred tax assets include, but are not limited to, recent historical financial results, historical taxable income, projected future taxable income, the expected timing of the reversals of existing temporary differences, tax planning strategies and projected future impacts attributable to the Act. If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded. The weight given to the positive and negative evidence is commensurate with the extent to which the evidence may be objectively verified. As such, it is generally difficult for positive evidence regarding projected future taxable income exclusive of reversing taxable temporary differences to outweigh objective negative evidence of recent financial reporting losses, in particular, when there is a cumulative loss incurred over a three-year period. However, the three-year loss position is not solely determinate and, accordingly, management considers all other available positive and negative evidence in its analysis. In regards to the full valuation allowance recorded against the U.S. net deferred tax assets, despite recent improvement in the U.S. financial results, management concluded that the weight of negative evidence continues to outweigh the positive evidence, as the impact of COVID-19 reinforces the prevailing uncertainty surrounding global production volumes in 2020 that had already showed signs of softening which contributed to the reduction in the U.S. profitability during 2019. These factors further contribute to the relative uncertainty surrounding the ability that the U.S. operations will demonstrate sustained profitability in the future. Additionally, the Company has made a policy election to apply the incremental cash tax savings approach when analyzing the impact the Act's provisions for global intangible low-taxed income ("GILTI") could have on its U.S. valuation allowance assessment. As a result of future expected GILTI inclusions, and because of the Act’s ordering rules, U.S. companies may now expect to utilize tax attribute carryforwards (e.g. net operating losses and foreign tax credits) for which a valuation allowance has historically been recorded (this is referred to as the “tax law ordering approach”). However, due to the mechanics of the GILTI rules, companies that have a GILTI inclusion may realize a reduced (or no) cash tax savings from utilizing such tax attribute carryforwards (this view is referred to as the “incremental cash tax savings approach”). These positions, along with management’s analysis of all other available evidence, resulted in the conclusion that the Company maintain the valuation allowance against deferred tax assets in the U.S. Based on the Company’s current assessment, it is possible that within the next 12 to 24 months, the existing valuation allowance against the U.S. net deferred tax assets could be partially released. Any such release is dependent upon an improvement in U.S. operating results, and, if such a release of the valuation allowance were to occur, it could have a significant impact on net income in the quarter in which it is deemed appropriate to partially release the reserve.
In March 2019, the closure of tax audits in Germany allowed the Company to initiate a tax planning strategy previously determined not to be prudent. This strategy provided the necessary positive evidence to support the future utilization of a portion of the Company's deferred tax assets in Germany resulting in a $12 million valuation allowance release during the first quarter of 2019.

Unrecognized Tax Benefits
Gross unrecognized tax benefits as of June 30, 2020 and December 31, 2019, including amounts attributable to discontinued operations, were $13 million in both years. Of these amounts, approximately $6 million in both years represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. If the uncertainty is resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at June 30, 2020 and December 31, 2019 was $2 million in both years.
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
During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) related to the sale of its chassis business to a third party, which required a deposit in the amount of $15 million during 2013 necessary to open a judicial proceeding against the government in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities after attempts to reopen an appeal of the administrative decision failed. Adjusted for currency impacts and accrued interest, the deposit amount is $11 million as of June 30, 2020. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments, as well as income tax refund claims associated with other jurisdictions, total $14 million as of June 30, 2020, and are included in "Other non-current assets" on the consolidated balance sheets.

NOTE 14. Stockholders’ Equity and Non-controlling Interests
Share Repurchase Program
During 2019, the Company purchased a total of 322,120 shares of Visteon common stock at an average price of $62.06 for an aggregate purchase amount of $20 million pursuant to various programs with third-party financial institutions.

During the first quarter of 2020, the Company purchased a total of 233,769 shares of Visteon common stock at an average price of $67.87 for an aggregate purchase amount of $16 million pursuant to an agreement with a third-party financial institution.

As of June 30, 2020, $364 million is available for additional share repurchases under the Board of Directors authorization which expires on December 31, 2020. The Company currently does not intend to repurchase additional shares.
Non-Controlling Interests

The Company's non-controlling interests are as follows:

	June 30	December 31
(In millions)	2020	2019
Yanfeng Visteon Automotive Electronics Co., Ltd.	$49	$56
Shanghai Visteon Automotive Electronics, Co., Ltd.	42	41
Changchun Visteon FAWAY Electronics, Co., Ltd.	18	17
Other	1	1
	$110	$115

Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended June 30		Six Months Ended June 30
(In millions)	2020	2019	2020	2019
Changes in AOCI:
Beginning balance	$(304)	$(212)	$(267)	$(216)
Other comprehensive income (loss) before reclassification, net of tax	6	(1)	(31)	4
Amounts reclassified from AOCI	(1)	(2)	(1)	(3)
Ending balance	$(299)	$(215)	$(299)	$(215)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(191)	$(142)	$(153)	$(142)
Other comprehensive income (loss) before reclassification, net of tax (a)	6	2	(32)	2
Ending balance	(185)	(140)	(185)	(140)
Net investment hedge
Beginning balance	12	1	4	(5)
Other comprehensive income (loss) before reclassification, net of tax (a)	(1)	—	8	7
Amounts reclassified from AOCI	(2)	(2)	(3)	(3)
Ending balance	9	(1)	9	(1)
Benefit plans
Beginning balance	(112)	(71)	(114)	(71)
Other comprehensive income before reclassification, net of tax (b)	1	1	2	1
Amounts reclassified from AOCI	—	—	1	—
Ending balance	(111)	(70)	(111)	(70)
Unrealized hedging gain (loss)
Beginning balance	(13)	—	(4)	2
Other comprehensive loss before reclassification, net of tax (c)	—	(4)	(9)	(6)
Amounts reclassified from AOCI	1	—	1	—
Ending balance	(12)	(4)	(12)	(4)
Total AOCI	$(299)	$(215)	$(299)	$(215)
(a) There were no income tax effects for either period due to the valuation allowance.
(b) Net tax expense was less than $1 million related to benefit plans for the three and six months ended June 30, 2020 and 2019.
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
•Level 1 – Financial assets and liabilities whose values are based on unadjusted quoted market prices for identical assets and liabilities in an active market that the Company has the ability to access.

•Level 2 – Financial assets and liabilities whose values are based on quoted prices in markets that are not active or model inputs that are observable for substantially the full term of the asset or liability.
•Level 3 – Financial assets and liabilities whose values are based on prices or valuation techniques that require inputs that are both unobservable and significant to the overall fair value measurement.
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
As of June 30, 2020 and December 31, 2019, the Company had foreign currency derivative instruments with gross notional values of $46 million and $40 million, respectively. At June 30, 2020, approximately $14 million of the hedge instruments have been designated as cash flow hedges. Accordingly, the total change in fair value of these transactions are recognized in other comprehensive income, a component of shareholders' equity. Upon settlement of the transactions, the accumulated gains and losses are reclassified to income in the same periods during which the hedged cash flows impact earnings. The fair value of these derivatives is a liability of less than $1 million, as of June 30, 2020 and December 31, 2019. The difference between the gross and net value of these derivatives after offset by counter party is not material. As of June 30, 2020, a loss of less than $1 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months related to these designated hedges.
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
As of June 30, 2020 and December 31, 2019, the Company had cross currency swaps with an aggregate notional value of $250 million. The aggregate fair value of these derivatives is a non-current liability of $4 million as of June 30, 2020 and a non-current liability of $6 million as of December 31, 2019. As of June 30, 2020, a gain of $5 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.
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

The Company had an aggregate notional value of interest rate swap transactions of $300 million and $250 million as of June 30, 2020 and December 31, 2019, respectively. The aggregate fair value of these derivative transactions is a non-current liability of $14 million and $7 million as of June 30, 2020 and December 31, 2019, respectively. As of June 30, 2020, a loss of $6 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.
Financial Statement Presentation
Gains and losses on derivative financial instruments for the three and six months ended June 30, 2020 and 2019 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)
(In millions)	2020	2019	2020	2019
Three months ended June 30,
Foreign currency risk - Cost of sales:
Cash flow hedges	$1	$—	$—	$—
Interest rate risk - Interest expense, net:
Interest rate swap	(1)	(4)	(1)	—
Net investment hedges	(1)	—	2	2
	$(1)	$(4)	$1	$2
Six months ended June 30,
Foreign currency risk - Cost of sales:
Cash flow hedges	$(1)	$—	$—	$—
Interest rate risk - Interest expense, net:
Interest rate swap	(8)	(6)	(1)	—
Net investment hedges	8	7	3	3
	$(1)	$1	$2	$3
Items Not Carried at Fair Value
The Company's fair value of debt was $759 million and $390 million as of June 30, 2020 and December 31, 2019, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2, "Other Observable Inputs" in the fair value hierarchy.
Investments
In 2018, the Company committed to make a $15 million investment in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. As of June 30, 2020, the Company has contributed a total of $3 million toward the aggregate investment commitments. The Company does not have significant influence in either partnership. These investments are carried at cost and evaluated for impairment on an annual basis.

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
The Company's credit risk with any single customer does not exceed ten percent of total accounts receivable except for Ford and its affiliates which represent 19% and 22%, and Renault/Nissan which represents 14% and 13%, of the balance as of June 30, 2020 and December 31, 2019, respectively.

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
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. The Company maintained accruals of $8 million for claims aggregating $57 million in Brazil as of June 30, 2020. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.
Guarantees and Commitments
As part of the agreements of the Climate business (the "Climate Transaction") and Interiors Divestiture, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of June 30, 2020, the Company has $5 million and $1 million of outstanding guarantees, related to the divested Climate and Interiors entities, respectively. The guarantees represent the maximum potential amount that the Company could be required to make under the guarantees in the event of default by the guaranteed parties. The guarantees will generally cease upon expiration of current lease agreement which expire in 2026 and 2021 for the Climate and Interiors entities, respectively.

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
The following table provides a reconciliation of changes in the product warranty and recall claims liability:

	Six Months Ended June 30
(In millions)	2020	2019
Beginning balance	$49	$48
Accruals for products shipped	7	10
Changes in estimates	(1)	1
Specific cause actions	4	3
Foreign currency translation	—	1
Settlements	(10)	(9)
Ending balance	$49	$54

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of June 30, 2020 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019 filed with the Securities and Exchange Commission on February 20, 2020, and the financial statements and accompanying notes to the financial statements included elsewhere herein.
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
The Company has laid out the following strategic priorities:
•Technology Innovation - The Company is an established global leader in cockpit electronics and is positioned to provide solutions as the industry transitions to the next generation automotive cockpit experience. The cockpit is becoming fully digital, connected, automated, learning, and voice enabled. Visteon's broad portfolio of cockpit electronics technology and the development of the DriveCore™ advanced safety platform positions Visteon to support these macro trends in automotive.
•Long-Term Growth and Margin Expansion - The Company has continued to win an elevated level of business by demonstrating product quality, technical and development capability, new product innovation, reliability, timeliness, product design, manufacturing capability and flexibility, as well as overall customer service.
•Enhance Shareholder Returns - The Company has returned approximately $3.3 billion to shareholders since 2015 through a combination of ongoing share repurchases and a onetime $1.75 billion special distribution in 2016.
COVID-19 Response

COVID-19 negatively impacted the Company in the first half of 2020. The Company expects the impact, which may be materially adverse, may continue in subsequent periods. In response, the Company has taken decisive actions to preserve liquidity, manage costs and enhance employee safety. These actions include the following:

•Enhanced liquidity and cash position by drawing down the full $400 million available under its revolving credit facility. Visteon has no significant near-term debt maturities.
•During the first six months ending June 30, 2020 the Company announced restructuring programs to rationalize the Company's global footprint, lower its cost base, and improve financial performance and long-term cash flow generation.
•Production at most manufacturing facilities in China shut down in early February and resumed by the end of March. Outside of China, production at most facilities came to a virtual standstill in April, operations resumed mid-May in Europe and throughout the end of May and into June in the America’s.
•Implemented temporary global compensation reductions of 40% for the CEO, 30% for the Company's executive committee, and 30% of the cash compensation for the Company's non-employee directors. Subject to local laws and regulations, all other employee salaries will be reduced by 20%.
•Operating with comprehensive safety protocols to protect the health and safety of employees.
•Produced protective face shields using production lines typically dedicated to automotive cockpit electronics and delivered to hospitals near the company's facilities.

Financial Results

The pie charts below highlight the net sales breakdown for Visteon's Electronics segment for the three and six months ended June 30, 2020.
Three Months Ended June 30, 2020
Six Months Ended June 30, 2020
*Regional net sales are based on the geographic region where sale originates and not where customer is located (excludes inter-regional eliminations ).
Global Automotive Market Conditions and Production Levels

Second quarter 2020 global light vehicle production decreased 45% over the same period last year.
Light vehicle production levels for the six months ended June 30, 2020 and 2019 by geographic region are provided below:

(Units in millions)	Three Months Ended June 30			Six Months Ended June 30
	2020	2019	Change	2020	2019	Change
China	6.0	5.6	7.1%	9.3	11.7	(20.9)%
Other Asia Pacific	2.4	5.5	(55.7)%	7.4	11.1	(33.3)%
Europe	2.1	5.6	(62.3)%	6.8	11.2	(39.3)%
Americas	1.5	5.1	(71.3)%	5.9	10.2	(42.1)%
Other	0.3	0.5	(48.0)%	0.7	1.0	(28.8)%
Global	12.3	22.3	(44.9)%	30.1	45.2	(33.4)%
Source: IHS Automotive, July 2020
During the first half of the year OEM production facilities closed or significantly reduced production due to COVID-19. The magnitude of the decline on full year 2020 industry production levels and the impact on the Company's financial statements will depend on a variety of factors including the spread of COVID-19, plant production schedules, and consumer demand for automobiles.

Results of Operations - Three Months Ended June 30, 2020 and 2019
The Company's consolidated results of operations for the three months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended June 30
(In millions)	2020	2019	Change
Net sales	$371	$733	$(362)
Cost of sales	(367)	(663)	296
Gross margin	4	70	(66)
Selling, general and administrative expenses	(41)	(58)	17
Restructuring expense, net	(4)	—	(4)
Interest expense, net	(3)	(2)	(1)
Equity in net income of non-consolidated affiliates	1	3	(2)
Other income, net	3	3	—
Provision for income taxes	(2)	(8)	6
Net income (loss)	(42)	8	(50)
Net income attributable to non-controlling interests	(3)	(1)	(2)
Net income (loss) attributable to Visteon Corporation	$(45)	$7	$(52)
Adjusted EBITDA*	$(3)	$46	$(49)
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Three months ended June 30, 2019	$733	$(663)	$70
Volume, mix, and net new business	(350)	223	(127)
Currency	(9)	9	—
Customer pricing	(8)	—	(8)
Engineering costs, net *	—	39	39
Cost performance, design changes and other	5	25	30
Three months ended June 30, 2020	$371	$(367)	$4
*Excludes the impact of currency.
Net sales for the three months ended June 30, 2020 totaled $371 million, representing a decrease of $362 million compared with the same period of 2019. Lower volumes and net new business, primarily due to the impacts of COVID-19, decreased net sales by $350 million. Unfavorable currency decreased net sales by $9 million, primarily attributable to the Euro, Brazilian Real and Chinese Renminbi. Customer pricing, decreased net sales by $8 million. Cost performance, design changes and other revenue claims increased net sales by $5 million.
Cost of sales decreased by $296 million for the three months ended June 30, 2020 compared with the same period in 2019. Lower volumes, primarily due to the impacts of COVID-19 and unfavorable product mix, decreased cost of sales by $223 million. Foreign currency decreased cost of sales by $9 million, primarily attributable to the Euro, Mexican Peso and Chinese Renminbi. Net engineering costs, excluding currency, decreased cost of sales by $39 million. Favorable cost performance, including material, design and usage economics, lower manufacturing costs, and the non-recurrence of prior year operational challenges, decreased cost of sales by $25 million.

A summary of net engineering costs is shown below:

	Three Months Ended June 30
(In millions)	2020	2019
Gross engineering costs	$(78)	$(113)
Engineering recoveries	33	26
Engineering costs, net	$(45)	$(87)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $45 million for the three months ended June 30, 2020, including the impacts of currency, were $42 million lower than the same period of 2019, primarily related to short-term cost reduction initiatives, reduced activity due to COVID-19, the timing of program expenses and recoveries and the benefits of previously announced restructuring actions.

	Three Months Ended June 30
(In millions)	2020		2019
		% of Net Sales		% of Net Sales
Net sales	$371		$733
Cost of sales, excluding engineering costs	(322)	86.8%	(576)	78.6%
Engineering costs, net	(45)	12.1%	(87)	11.9%
Gross margin	$4	1.1%	$70	9.5%

The Company's gross margin was $4 million or 1.1% of sales for the three months ended June 30, 2020 compared to $70 million or 9.5% of sales for the same period of 2019. Unfavorable volumes, primarily due to the impacts of COVID-19, and product mix decreased gross margin by $127 million. Lower net engineering costs excluding currency, increased gross margin by $39 million. Favorable cost performance of $30 million, including material, design and usage economics, lower manufacturing costs, and the non-recurrence of prior year operational challenges more than offset annual customer pricing of $8 million.
Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $41 million or 11.1% and $58 million or 7.9% of net sales, during the three months ended June 30, 2020 and 2019, respectively. The decrease is primarily related to temporary salary reductions, other short-term cost reduction initiatives, lower incentive compensation costs and previously announced restructuring actions.
Restructuring Expense, Net
During March 2020, the Company approved a global restructuring program impacting engineering, administrative and manufacturing facilities to improve efficiency and further rationalize the Company’s footprint. During the three months ended June 30, 2020, the Company recorded $4 million of total net restructuring expenses under this plan, including employee severance, retention and termination costs.

Interest Expense, Net
Interest expense, net, of $3 million and $2 million for the three months ended June 30, 2020 and 2019, respectively. The increase in net interest expense is primarily due to interest on the $400 million revolving credit facility.
Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was $1 million and $3 million for the three month periods ending June 30, 2020 and 2019, respectively. The decrease in income is primarily attributable due to decreased engineering services revenue at the Company's equity interest in Yanfeng Visteon Investment Company.

Other Income, Net
Other income, net of $3 million for both three month periods ending June 30, 2020 and 2019 is due to net pension financing benefits.

Income Taxes
The Company's provision for income taxes of $2 million for the three months ended June 30, 2020, represents a decrease of $6 million, when compared with $8 million in the same period of 2019. The decrease in tax expense is primarily attributable to changes in the mix of earnings and differing tax rates between jurisdictions which reflects the overall decrease in year-over-year earnings in jurisdictions where the Company is profitable.
Net Income (Loss)
Net loss attributable to Visteon was $45 million for the three months ended June 30, 2020, compared to net income of $7 million for the same period of 2019. The decrease of $52 million is primarily attributable to lower gross margin of $66 million and higher restructuring expense of $4 million, partially offset by lower selling, general and administrative expenses of $17 million and lower provision for income taxes of $6 million.
Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 3, "Segment Information") was a loss of $3 million for the three months ended June 30, 2020, representing a decrease of $49 million when compared to adjusted EBITDA of $46 million for the same period of 2019. Unfavorable volumes, primarily due to the impacts of COVID-19 and unfavorable product mix reduced adjusted EBITDA by $127 million. Favorable currency of $1 million was primarily attributable to the Mexican Peso. Lower net engineering costs, excluding currency, increased adjusted EBITDA by $39 million. Favorable cost performance of $46 million, including material, design and usage economics, lower manufacturing costs, lower selling, general, and administrative expenses, and the non-recurrence of prior year operational challenges, more than offset annual customer pricing of $8 million.
The reconciliation of net income (loss) attributable to Visteon to adjusted EBITDA for the three months ended June 30, 2020 and 2019, is as follows:

	Three Months Ended June 30
(In millions)	2020	2019	Change
Net income (loss) attributable to Visteon Corporation	$(45)	$7	$(52)
Depreciation and amortization	25	24	1
Provision for income taxes	2	8	(6)
Non-cash, stock-based compensation expense	4	6	(2)
Interest expense, net	3	2	1
Net income attributable to non-controlling interests	3	1	2
Restructuring expense, net	4	—	4
Equity in net income of non-consolidated affiliates	(1)	(3)	2
Other	2	1	1
Adjusted EBITDA	$(3)	$46	$(49)

Results of Operations - Six Months Ended June 30, 2020 and 2019
The Company's consolidated results of operations for the six months ended June 30, 2020 and 2019 were as follows:

	Six Months Ended June 30
(In millions)	2020	2019	Change
Net sales	$1,014	$1,470	$(456)
Cost of sales	(957)	(1,334)	377
Gross margin	57	136	(79)
Selling, general and administrative expenses	(95)	(115)	20
Restructuring expense, net	(37)	(1)	(36)
Interest expense, net	(5)	(4)	(1)
Equity in net income of non-consolidated affiliates	2	6	(4)
Other income, net	7	5	2
Provision for income taxes	(7)	(3)	(4)
Net income (loss)	(78)	24	(102)
Net income attributable to non-controlling interests	(2)	(3)	1
Net income (loss) attributable to Visteon Corporation	$(80)	$21	$(101)
Adjusted EBITDA*	$30	$87	$(57)

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Sales, Cost of Sales and Gross Margin

(In millions)	Sales	Cost of Sales	Gross Margin
Six months ended June 30, 2019	$1,470	$(1,334)	$136
Volume, mix, and net new business	(421)	259	(162)
Currency	(18)	14	(4)
Customer pricing	(23)	—	(23)
Engineering costs, net*	—	50	50
Cost performance	6	54	60
Six months ended June 30, 2020	$1,014	$(957)	$57
*Excludes the impact of currency.
Net sales for the six months ended June 30, 2020 totaled $1,014 million, which represents a decrease of $456 million compared with the same period of 2019. Unfavorable volumes and net new business, primarily driven by COVID-19, decreased net sales by $421 million. Unfavorable currency decreased net sales by $18 million, primarily attributable to the Euro, Chinese Renminbi, and Brazilian Real. Customer pricing, decreased net sales by $23 million. Cost performance, design changes and other revenue claims increased net sales by $6 million.
Cost of sales decreased by $377 million for the six months ended June 30, 2020 when compared with the same period in 2019. Volumes, product mix, and net new business decreased cost of sales by $259 million. Foreign currency decreased cost of sales by $14 million primarily attributable to the Euro, Chinese Renminbi, and Mexican Peso. Engineering costs, net, excluding currency, decreased cost of sales by $50 million. Favorable cost performance, including material, design and usage economics, lower manufacturing costs, and the non-recurrence of prior year operational challenges, decreased cost of sales by $54 million.

A summary of net engineering costs is shown below:

	Six Months Ended June 30
(In millions)	2020	2019
Gross engineering costs	$(178)	$(221)
Engineering recoveries	60	49
Engineering costs, net	$(118)	$(172)

Gross engineering costs relate to forward model program development and advanced engineering activities, and exclude contractually reimbursable engineering costs. Net engineering costs, of $118 million for the six months ended June 30, 2020, were $54 million lower than the same period of 2019, primarily related to the benefits of previously announced restructuring actions, short-term cost reduction initiatives, reduced activity due to COVID-19 and the timing of program expenses and recoveries.

	Six Months Ended June 30
(In millions)	2020		2019
		% of Sales		% of Sales
Net sales	$1,014		$1,470
Cost of sales, excluding engineering costs	(839)	82.7%	(1,162)	79.0%
Engineering costs, net	(118)	11.6%	(172)	11.7%
Gross margin	$57	5.6%	$136	9.3%

Gross margin was $57 million or 5.6% of sales for the six months ended June 30, 2020 compared to $136 million or 9.3% of sales for the same period of 2019. Gross margin was impacted by $162 million from unfavorable volumes and product mix. Unfavorable currency of $4 million reflected the Brazilian Real and Indian Rupee, partially offset by the Japanese Yen, Chinese Renminbi, and Mexican Peso. Lower engineering costs, excluding currency, increased gross margin by $50 million. Favorable cost performance of $60 million, which includes material, design and usage economics, lower manufacturing costs, and the non-recurrence of prior year operational challenges more than offset annual customer pricing of $23 million.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $95 million or 9.4% of sales and $115 million or 7.8% of sales during the six months ended June 30, 2020 and 2019, respectively. The decrease is primarily related to temporary salary reductions, previously announced restructuring actions, lower incentive compensation costs, and other short-term cost reduction initiatives.

Restructuring Expense, Net

During January 2020, the Company approved a restructuring program primarily impacting European engineering and administrative functions to improve the Company’s efficiency and rationalize its footprint. During the six months ended June 30, 2020, the Company recorded $21 million of total net restructuring expenses, including employee severance, retention and termination costs and expects to incur up to $24 million under this program.

During March 2020, the Company approved a global restructuring program impacting engineering, administrative and manufacturing facilities to improve efficiency and further rationalize the Company’s footprint. During the six months ended June 30, 2020, the Company recorded $15 million of total net restructuring expenses, including employee severance, retention and termination costs.

Additionally, during 2020 the Company recorded and paid $1 million related to restructuring expenses at two North American manufacturing facilities.

During the first quarter of 2019, the Company approved a restructuring program impacting two European manufacturing facilities due to the end of life of certain product lines. During the six months ended June 30, 2019, the Company recorded net restructuring expense of $2 million in relation to the program.

Interest Expense, Net

Interest expense, net was $5 million and $4 million for the six months ended June 30, 2020 and 2019 respectively. The increase in net interest expense is primarily due to interest on the $400 million revolving credit facility.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was $2 million and $6 million for the six month periods ending June 30, 2020 and 2019, respectively. The decrease in equity income is primarily attributable to due to decreased engineering services revenue at the Company's equity interest in Yanfeng Visteon Investment Company.

Other Income, Net

Other income, net consists of $7 million and $5 million for the six months ended June 30, 2020 and 2019, respectively, is to due net pension financing benefits.

Income Taxes

The Company's provision for income taxes of $7 million for the six months ended June 30, 2020 represents an increase of $4 million when compared with $3 million in the same period of 2019. The increase in tax expense is primarily attributable to the non-recurrence of a $12 million discrete income tax benefit recognized during the first quarter of 2019 related to favorable valuation allowance adjustments in connection with the realization of deferred tax assets in Germany. This year-over-year increase was partially offset by enacted tax law changes in India that resulted in the reduction of deferred tax liabilities associated with non-U.S. earnings in India that are not considered permanently reinvested, and changes in the mix of earnings and differing tax rates between jurisdictions which reflects the overall decrease in year-over-year earnings in jurisdictions where the Company is profitable.
Net Income
Net loss attributable to Visteon was $80 million for the six months ended June 30, 2020, compared to net income of $21 million for the same period of 2019. The decrease of $101 million is primarily attributed to higher restructuring expense of $36 million, a decrease in gross margin of $79 million, and higher provision for income taxes of $4 million, partially offset by lower selling, general and administrative expenses of $20 million.
Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 3, "Segment Information") was $30 million for the six months ended June 30, 2020, representing a decrease of $57 million when compared to adjusted EBITDA of $87 million for the same period of 2019. Unfavorable volumes and product mix reduced adjusted EBITDA by $162 million. Foreign currency decreased adjusted EBITDA by $2 million attributable to the Brazilian Real and Indian Rupee, partially offset by the Euro, Japense Yen, Chinese Renminbi, and Mexican Peso. Lower net engineering costs, excluding currency, increased adjusted EBITDA by $50 million. Favorable cost performance of $80 million, which includes material, design and usage economics, lower manufacturing costs, lower selling, general, and administrative expenses, and the non-recurrence of prior year operational challenges, more than offset annual customer pricing of $23 million.

The reconciliation of net income (loss) attributable to Visteon to adjusted EBITDA for the six months ended June 30, 2020 and 2019, is as follows:

	Six Months Ended June 30
(In millions)	2020	2019	Change
Net income (loss) attributable to Visteon Corporation	$(80)	$21	$(101)
Depreciation and amortization	50	49	1
Non-cash, stock-based compensation expense	9	11	(2)
Provision for income taxes	7	3	4
Interest expense, net	5	4	1
Net income attributable to non-controlling interests	2	3	(1)
Restructuring expense, net	37	1	36
Equity in net income of non-consolidated affiliates	(2)	(6)	4
Other	2	1	1
Adjusted EBITDA	$30	$87	$(57)

Liquidity
The Company's primary sources of liquidity are cash flows from operations, existing cash balances and borrowings under available credit facilities. As we confront the many challenges caused by the impact of COVID-19, including governmental actions to mitigate the pandemic, the Company believes that funds generated from these sources will be sufficient to sustain ongoing operations and support investment in differentiating technologies. The Company will continue to closely monitor and preserve its available liquidity and maintain access to additional liquidity to weather these challenging conditions. The Company's intra-year needs are normally impacted by seasonal effects in the industry, such as mid-year shutdowns, the ramp-up of new model production, and year-end shutdowns at key customers. The COVID-19 pandemic may significantly exacerbate the intra-year requirements.
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
As of June 30, 2020, the Company has term loan aggregate principal debt of $350 million outstanding. Additionally, on March 19, 2020, the Company borrowed, in full, the $400 million in revolving loans available under the Revolving Credit Facility.

Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of June 30, 2020, the Company’s corporate credit rating is Ba3 and BB- by Moody’s and Standard & Poor’s, respectively. See Note 10, "Debt" for a more comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which are utilized by the Company's consolidated joint ventures, had availability of $129 million as of June 30, 2020.
Cash Balances
As of June 30, 2020, the Company had total cash of $759 million, including $4 million of restricted cash. Cash balances totaling $342 million were located in jurisdictions outside of the United States, of which $145 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017, however, the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

Other Items Affecting Liquidity
As of June 30, 2020, the Company has $364 million available for additional share repurchases under the Board of Directors authorization which expires on December 31, 2020. The Company currently does not intend to repurchase additional shares.

Required 2020 contributions to the Company's defined benefit plans are approximately $20 million. The Company has contributed approximately $2 million to non-U.S. plans and is currently evaluating opportunities to defer remaining 2020 contributions, pursuant to relief measures offered by the U.S. and U.K. governments in light of COVID-19.

During the six months ended June 30, 2020, the Company paid $12 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is provided in Note 5, "Restructuring Activities."

The Company committed to make a $15 million investment in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As of June 30, 2020, the Company contributed $3 million toward the aggregate investment commitments. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount.

Cash Flows
Operating Activities
The Company used $13 million of cash from operating activities during the six months ended June 30, 2020, representing a $74 million decrease as compared to cash generated by operations of $61 million during the same period of 2019. The deterioration of operating cash flows is primarily due to lower adjusted EBITDA (a non-GAAP financial measure, in Note 3, "Segment Information") of $57 million and lower cash provided by trade working capital of $19 million.
Investing Activities
Cash used by investing activities during the six months ended June 30, 2020 totaled $57 million, as compared to net cash used by investing activities of $67 million for the same period in 2019. Net cash used by investing activities during the six months ended June 30, 2020 included capital expenditures of $65 million, primarily to support new business, partially offset by proceeds from the settlement of net investment hedging transactions and loan repayments received from non-consolidated affiliate.
Cash used by investing activities during the six months ended June 30, 2019 totaled $67 million, including capital expenditures of $71 million which was partially offset by proceeds from non-consolidated affiliate loan repayments.
Financing Activities
Cash generated by financing activities during the six months ended June 30, 2020 totaled $363 million, as compared to a use of cash of $23 million during the same period in 2019, representing an increase of cash provided by financing activities of $386 million. Net cash provided by financing activities during the six months ended June 30, 2020 is primarily attributable to the Company's $400 million borrowings under its corporate revolving loan facility, which is partially offset by $16 million for share repurchases, $7 million of dividends paid to non-controlling interests and net reduction of affiliate debt primarily at the Company's Chinese joint venture operations.

Net cash used by financing activities during the six months ended June 30, 2019 is primarily attributable to $20 million of share repurchases.

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
You should understand that various factors, in addition to those discussed elsewhere in this document, could affect the Company’s future results and could cause results to differ materially from those expressed in such forward-looking statements, including:
•Continued and future impacts of the COVID-19 pandemic on our financial condition and business operations including global supply chain disruptions, market downturns, reduced consumer demand, and new government actions or restrictions.
•Visteon’s ability to satisfy its future capital and liquidity requirements; Visteon’s ability to access the credit and capital markets at the times and in the amounts needed and on terms acceptable to Visteon; Visteon’s ability to comply with covenants applicable to it; and the continuation of acceptable supplier payment terms.
•Visteon’s ability to satisfy its pension and other postretirement employee benefit obligations, and to retire outstanding debt and satisfy other contractual commitments, all at the levels and times planned by management.
•Visteon’s ability to access funds generated by its foreign subsidiaries and joint ventures on a timely and cost-effective basis.
•Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations or market share of Visteon’s customers.
•Changes in vehicle production volume of Visteon’s customers in the markets where it operates.
•Increases in commodity costs or disruptions in the supply of commodities, including resins, copper, fuel and natural gas.
•Visteon’s ability to generate cost savings to offset or exceed agreed-upon price reductions or price reductions to win additional business and, in general, improve its operating performance; to achieve the benefits of its restructuring actions; and to recover engineering and tooling costs and capital investments.
•Visteon’s ability to compete favorably with automotive parts suppliers with lower cost structures and greater ability to rationalize operations; and to exit non-performing businesses on satisfactory terms, particularly due to limited flexibility under existing labor agreements.
•Restrictions in labor contracts with unions that restrict Visteon’s ability to close plants, divest unprofitable, noncompetitive businesses, change local work rules and practices at a number of facilities and implement cost-saving measures.
•The costs and timing of facility closures or dispositions, business or product realignments, or similar restructuring actions, including potential asset impairment or other charges related to the implementation of these actions or other adverse industry conditions and contingent liabilities.
•Significant changes in the competitive environment in the major markets where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.

•Legal and administrative proceedings, investigations and claims, including shareholder class actions, inquiries by regulatory agencies, product liability, warranty, employee-related, environmental and safety claims and any recalls of products manufactured or sold by Visteon.
•Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations or trade policies or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.
•Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages or other interruptions to or difficulties in the employment of labor in the major markets where Visteon purchases materials, components or supplies to manufacture its products or where its products are manufactured, distributed or sold.
•Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership or use of Visteon’s products or assets.
•Possible terrorist attacks or acts of war, which could exacerbate other risks such as slowed vehicle production, interruptions in the transportation system or fuel prices and supply.
•The cyclical and seasonal nature of the automotive industry.
•Visteon’s ability to comply with environmental, safety and other regulations applicable to it and any increase in the requirements, responsibilities and associated expenses and expenditures of these regulations.
•Visteon’s ability to protect its intellectual property rights, and to respond to changes in technology and technological risks and to claims by others that Visteon infringes their intellectual property rights.
•Visteon’s ability to quickly and adequately remediate control deficiencies in its internal control over financial reporting.
•Other factors, risks and uncertainties detailed from time to time in Visteon’s Securities and Exchange Commission filings.
•Caution should be taken not to place undue reliance on our forward-looking statements, which represent our view only as of the date of this presentation, and which we assume no obligation to update. Backlog does not represent firm orders or firm commitments from customers, but are based on various assumptions, including the timing and duration of product launches, vehicle production levels, customer cancellations, installation rates, customer price reductions and currency exchange rates.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
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
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be $33 million and $32 million for currency derivative financial instruments as of June 30, 2020 and December 31, 2019, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
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

Item 4.Controls and Procedures
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
As of June 30, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II
Other Information

Item 1.  Legal Proceedings

See the information above under Note 16, "Commitments and Contingencies," to the consolidated financial statements which is incorporated herein by reference.

Item 1A.Risk Factors
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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the second quarter of 2020.

Item 6.Exhibits
The exhibits listed on the "Exhibit Index" on Page 40 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a)Rule 13a-14(a) Certification of Chief Executive Officer dated July 30, 2020.
31.2	Rule 13a-14(a) Certification of Senior Vice President, Chief Financial Officer dated July 30, 2020.
32.1	Section 1350 Certification of Chief Executive Officer dated July 30, 2020.
32.2	Section 1350 Certification of Senior Vice President, Chief Financial Officer dated July 30, 2020.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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
Date: July 30, 2020