Form 10-Q
period 2020-09-30
VISTEON CORP
filed 2020-10-29
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of October 23, 2020, the registrant had outstanding 27,832,807 shares of common stock.
Exhibit index located on page number 40.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.Condensed Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net sales	$747	$731	$1,761	$2,201
Cost of sales	(648)	(647)	(1,605)	(1,981)
Gross margin	99	84	156	220
Selling, general and administrative expenses	(45)	(52)	(140)	(167)
Restructuring expense, net	(32)	(1)	(69)	(2)
Interest expense	(6)	(4)	(14)	(10)
Interest income	1	1	4	3
Equity in net income of non-consolidated affiliates	2	1	4	7
Other income, net	3	2	10	7
Income (loss) before income taxes	22	31	(49)	58
Provision for income taxes	(12)	(13)	(19)	(16)
Net income (loss)	10	18	(68)	42
Net income attributable to non-controlling interests	(4)	(4)	(6)	(7)
Net income (loss) attributable to Visteon Corporation	$6	$14	$(74)	$35

Comprehensive income (loss)	$30	$(4)	$(80)	$21
Less: Comprehensive income attributable to non-controlling interests	7	1	9	4
Comprehensive income (loss) attributable to Visteon Corporation	$23	$(5)	$(89)	$17

Basic earnings (loss) per share attributable to Visteon Corporation	$0.22	$0.50	$(2.65)	$1.25

Diluted earnings (loss) per share attributable to Visteon Corporation	$0.21	$0.50	$(2.65)	$1.24

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	(Unaudited)
	September 30,	December 31,
	2020	2019
ASSETS
Cash and equivalents	$431	$466
Restricted cash	4	3
Accounts receivable, net	476	514
Inventories, net	164	169
Other current assets	193	193
Total current assets	1,268	1,345
Property and equipment, net	418	436
Intangible assets, net	126	127
Right-of-use assets	168	165
Investments in non-consolidated affiliates	51	48
Other non-current assets	133	150
Total assets	$2,164	$2,271
LIABILITIES AND EQUITY
Short-term debt	$—	$37
Accounts payable	494	511
Accrued employee liabilities	74	73
Current lease liability	31	30
Other current liabilities	189	147
Total current liabilities	788	798
Long-term debt, net	348	348
Employee benefits	280	292
Non-current lease liability	145	139
Deferred tax liabilities	29	27
Other non-current liabilities	72	72
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of September 30, 2020 and December 31, 2019)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 28 million shares outstanding as of September 30, 2020 and December 31, 2019)	1	1
Additional paid-in capital	1,344	1,342
Retained earnings	1,605	1,679
Accumulated other comprehensive loss	(282)	(267)
Treasury stock	(2,283)	(2,275)
Total Visteon Corporation stockholders’ equity	385	480
Non-controlling interests	117	115
Total equity	502	595
Total liabilities and equity	$2,164	$2,271

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2020	2019
Operating Activities
Net income (loss)	$(68)	$42
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	75	74
Non-cash stock-based compensation	13	14
Equity in net income of non-consolidated affiliates, net of dividends remitted	(4)	(7)
Other non-cash items	1	5
Changes in assets and liabilities:
Accounts receivable	38	17
Inventories	5	(13)
Accounts payable	11	49
Other assets and other liabilities	26	(63)
Net cash provided from operating activities	97	118
Investing Activities
Capital expenditures, including intangibles	(83)	(109)
Loan repayments from non-consolidated affiliates	2	11
Net investment hedge	7	4
Other	(3)	(2)
Net cash used by investing activities	(77)	(96)
Financing Activities
Borrowings on revolving credit facility	400	—
Payments on revolving credit facility	(400)	—
Repurchase of common stock	(16)	(20)
Dividends paid to non-controlling interests	(7)	(7)
Short-term debt repayments, net	(37)	(8)
Net cash used by financing activities	(60)	(35)
Effect of exchange rate changes on cash	6	(8)
Net decrease in cash	(34)	(21)
Cash and restricted cash at beginning of the period	469	467
Cash and restricted cash at end of the period	$435	$446

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2019	$1	$1,342	$1,679	$(267)	$(2,275)	$480	$115	$595
Net income (loss)	—	—	(35)	—	—	(35)	(1)	(36)
Other comprehensive income (loss)	—	—	—	(37)	—	(37)	—	(37)
Stock-based compensation, net	—	(5)	—	—	7	2	—	2
Repurchase of shares of common stock	—	—	—	—	(16)	(16)	—	(16)
Dividends declared to non-controlling interests	—	—	—	—	—	—	(7)	(7)
March 31, 2020	$1	$1,337	$1,644	$(304)	$(2,284)	$394	$107	$501
Net income (loss)	—	—	(45)	—	—	(45)	3	(42)
Other comprehensive income (loss)	—	—	—	5	—	5	—	5
Stock-based compensation, net	—	4	—	—	—	4	—	4
June 30, 2020	$1	$1,341	$1,599	$(299)	$(2,284)	$358	$110	$468
Net income (loss)	—	—	6	—	—	6	4	10
Other comprehensive income (loss)	—	—	—	17	—	17	3	20
Stock-based compensation, net	—	3	—	—	1	4	—	4
September 30, 2020	$1	$1,344	$1,605	$(282)	$(2,283)	$385	$117	$502

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2018	$1	$1,335	$1,609	$(216)	$(2,264)	$465	$117	$582
Net income (loss)	—	—	14	—	—	14	2	16
Other comprehensive income (loss)	—	—	—	4	—	4	1	5
Stock-based compensation, net	—	(5)	—	—	7	2	—	2
Acquisition of non-controlling interest	—	2	—	—	—	2	(2)	—
March 31, 2019	$1	$1,332	$1,623	$(212)	$(2,257)	$487	$118	$605
Net income (loss)	—	—	7	—	—	7	1	8
Other comprehensive income (loss)	—	—	—	(3)	—	(3)	(1)	(4)
Stock-based compensation, net	—	6	—	—	—	6	—	6
Dividends declared to non-controlling interests	—	—	—	—	—	—	(2)	(2)
Repurchase of shares of common stock	—	—	—	—	(20)	(20)	—	(20)
June 30, 2019	$1	$1,338	$1,630	$(215)	$(2,277)	$477	$116	$593
Net income (loss)	—	—	14	—	—	14	4	18
Other comprehensive income (loss)	—	—	—	(19)	—	(19)	(3)	(22)
Stock-based compensation, net	—	2	—	—	—	2	—	2
Dividends declared to non-controlling interests	—	—	—	—	—	—	(7)	(7)
September 30, 2019	$1	$1,340	$1,644	$(234)	$(2,277)	$474	$110	$584

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Summary of Significant Accounting Policies

Basis of Presentation - Interim Financial Statements

The condensed consolidated financial statements of Visteon Corporation (the "Company" or "Visteon") have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments, except as otherwise disclosed) that management believes are necessary for a fair presentation of the results of operations, financial position, stockholders' equity and cash flows of the Company for the interim periods presented. Interim results are not necessarily indicative of full-year results.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Such estimates and assumptions affect, among other things, the Company’s goodwill and long-lived asset valuation; inventory valuation; assessment of the annual effective tax rate; valuation of deferred income taxes and income tax contingencies; and credit losses related to our financial assets. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after September 30, 2020, including those resulting from the impacts of COVID-19, will be reflected in management’s estimates for future periods.

Allowance for Doubtful Accounts

The following table provides a rollforward of changes in the allowance for doubtful accounts:

Nine Months Ended September 30,
(In millions)	2020
Beginning balance	$10
Provision	2
Recoveries	(3)
Write-offs charged against the allowance	(4)
Ending balance	$5

Recently Adopted Accounting Pronouncements

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

The Company adopted the guidance effective January 1, 2020. The guidance allows for various methods for measuring expected credit losses. The Company elected to apply a historical loss rate based on historic write offs by region to aging categories. The historical loss rate will be adjusted for current conditions and reasonable and supportable forecasts of future losses as necessary. The adoption of the guidance did not have a material impact on the Company's condensed consolidated financial statements.

The FASB issued ASU 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes." The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences.  It also clarifies and simplifies other aspects of the accounting for income taxes.  The amendments in this ASU are effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years.  Early adoption is permitted in interim or annual periods with any adjustments reflected as of the beginning of the annual period that includes that interim period.  Additionally, entities that elect early adoption must adopt all the amendments in the same period.  Amendments are to be applied prospectively, except for certain amendments that are to be applied either retrospectively or with a modified retrospective approach through a cumulative effect adjustment recorded to retained earnings.  The Company adopted the guidance effective January 1, 2020. The adoption of the guidance did not have a material impact on the Company's condensed consolidated financial statements.
Accounting Pronouncements Not Yet Adopted

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The guidance provides optional expedients and exceptions related to certain contract modifications and hedging relationships that reference LIBOR or another rate that is expected to be discontinued. The amendments in the guidance are effective for all entities as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the impacts of the provisions of ASU 2020-04.

In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." The guidance (i) removes disclosures that are no longer considered cost beneficial, (ii) clarifies the specific requirements of disclosures and (iii) adds disclosure requirements including reasons for significant gains and losses related to changes in the benefit obligation. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. The Company does not expect application of this accounting standards update to have a material impact on its condensed consolidated financial statements.

NOTE 2. Non-Consolidated Affiliates

Investments in Affiliates

The Company recorded equity in the net income of non-consolidated affiliates of $4 million and $7 million for the nine months ended September 30, 2020 and 2019, respectively.

Visteon and Yangfeng Automotive Trim Systems Co. Ltd. ("YF") each own 50% of a joint venture under the name of Yanfeng Visteon Investment Co., Ltd. ("YFVIC"). In October 2014, YFVIC completed the purchase of YF’s 49% direct ownership in Yanfeng Visteon Automotive Electronics Co., Ltd. ("YFVE"), a consolidated joint venture of the Company ("The YFVIC Transaction"). The purchase by YFVIC was financed through a shareholder loan from YF and external borrowings, guaranteed by Visteon, which was paid in 2019.

A summary of the Company's investments in non-consolidated equity method affiliates is provided below:

	September 30,	December 31,
(In millions)	2020	2019
YFVIC (50%)	$46	$43
PT Astra Visteon Indonesia (50%)	5	5
Total investments in non-consolidated affiliates	$51	$48

Variable Interest Entities
The Company evaluates whether joint ventures in which it has invested are Variable Interest Entities (“VIE”) at the start of each new venture and when a reconsideration event has occurred. The Company consolidates a VIE if it is determined to be the primary beneficiary of the VIE having both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.

The Company determined that YFVIC is a VIE. The Company holds a variable interest in YFVIC primarily related to its ownership interests and subordinated financial support. The Company and YF each own 50% of YFVIC and neither entity has the power to control the operations of YFVIC; therefore, the Company is not the primary beneficiary of YFVIC and does not consolidate the joint venture.
A summary of the Company's investments in YFVIC is provided below:

	September 30,	December 31,
(In millions)	2020	2019
Payables due to YFVIC	$11	$9
Exposure to loss in YFVIC:
Investment in YFVIC	$46	$43
Receivables due from YFVIC	52	41
Subordinated loan receivable from YFVIC	6	8
Maximum exposure to loss in YFVIC	$104	$92

Investments

In 2018, the Company committed to make a $15 million investment in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. As of September 30, 2020, the Company has contributed a total of $3 million toward the aggregate investment commitments.

NOTE 3. Restructuring Activities
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

Restructuring actions initiated during 2020 include the following:

•In September, in response to COVID-19 and to improve efficiency and rationalize the Company’s footprint, the Company approved a plan related to cash severance, retention, and termination costs. The Company has incurred $31 million in restructuring costs related to this plan and expects to incur up to $40 million. As of September 30, 2020, $30 million remains accrued related to this action.

•In March, the Company approved a global restructuring plan impacting engineering, administrative and manufacturing functions to improve the Company’s efficiency and rationalize its footprint. The Company incurred $16 million of net restructuring expense for cash severance, retention, and termination costs related to this plan. As of September 30, 2020, $4 million remains accrued related to this action.

•In January, the Company approved a plan primarily related to European engineering and administrative functions to improve the Company’s efficiency and rationalize its footprint. The Company incurred $22 million of net restructuring expense for cash severance, retention, and termination costs related to this plan and expects to incur up to $24 million. As of September 30, 2020, $13 million remains accrued related to this action.

•During the nine months ended September 30, 2020, the Company incurred $1 million of restructuring expense for cash severance payments at two North American manufacturing facilities.

During the first quarter of 2019, the Company approved a restructuring program impacting two European manufacturing facilities due to the end of life of certain product lines. During the nine months ended September 30, 2019, the Company recorded net restructuring expense of $2 million related to this program.

During the second quarter of 2018, the Company approved a restructuring program impacting legacy employees at a South America facility and employees at North America manufacturing facilities due to the wind-down of certain products, as of September 30, 2020, $3 million remains accrued related to this program.

As of September 30, 2020, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its global Interiors business (the "Interiors Divestiture") of $2 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves

Restructuring reserve balances of $52 million and $10 million as of September 30, 2020 and December 31, 2019, respectively, are classified as "Other current liabilities" on the condensed consolidated balance sheets. The Company anticipates that the activities associated with the current restructuring reserve balance will be substantially complete by the end of 2021. The Company’s condensed consolidated restructuring reserves and related activity are summarized below, including amounts associated with discontinued operations.

(In millions)
December 31, 2019	$10
Expense	33
Utilization	(6)
Foreign currency	(1)
March 31, 2020	$36
Expense	1
Change in estimate	3
Utilization	(9)
Foreign currency	1
June 30, 2020	$32
Expense	31
Change in estimate	1
Utilization	(12)
September 30, 2020	$52

NOTE 4. Inventories

Inventories, net consist of the following components:

	September 30,	December 31,
(In millions)	2020	2019
Raw materials	$102	$100
Work-in-process	25	28
Finished products	37	41
	$164	$169

NOTE 5. Goodwill and Other Intangible Assets

Intangible assets, net are comprised of the following:

		September 30, 2020
(In millions)	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Developed technology	5	$40	$(37)	$3
Customer related	10	91	(59)	32
Capitalized software development	3	41	(6)	35
Other	20	16	(7)	9
Subtotal		188	(109)	79
Indefinite-Lived:
Goodwill		47	—	47
Total		$235	$(109)	$126

A rollforward of the carrying amounts of intangible assets is presented below:

	December 31, 2019			September 30, 2020
(In millions)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Additions	Foreign Currency	Amortization Expense	Net Intangibles
Definite-Lived:
Developed technology	$40	$(35)	$5	$—	$—	$(2)	$3
Customer related	89	(51)	38	—	—	(6)	32
Capitalized software development	32	(5)	27	9	—	(1)	35
Other	15	(4)	11	—	—	(2)	9
Subtotal	176	(95)	81	9	—	(11)	79
Indefinite-Lived:
Goodwill	46	—	46	—	1	—	47
Total	$222	$(95)	$127	$9	$1	$(11)	$126

NOTE 6. Other Assets

Other current assets are comprised of the following components:

	September 30,	December 31,
(In millions)	2020	2019
Recoverable taxes	$68	$64
Joint venture receivables	52	41
Contractually reimbursable engineering costs	32	29
Prepaid assets and deposits	19	22
China bank notes	11	16
Royalty agreements	11	17
Other	—	4
	$193	$193

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. The Company redeemed $104 million and $59 million of China bank notes during the nine months ended September 30, 2020 and 2019, respectively. Remaining amounts outstanding at third party institutions related to sold bank notes will mature by March 31, 2021.

Other non-current assets are comprised of the following components:

	September 30,	December 31,
(In millions)	2020	2019
Deferred tax assets	$55	$59
Contractually reimbursable engineering costs	30	24
Recoverable taxes	19	28
Royalty agreements	8	11
Joint venture notes receivable	6	8
Other	15	20
	$133	$150
Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of $12 million during the remainder of 2020, $24 million in 2021, $8 million in 2022, $7 million in 2023 and $11 million in 2024 and beyond.

NOTE 7. Other Liabilities

Other current liabilities are summarized as follows:

	September 30,	December 31,
(In millions)	2020	2019
Restructuring reserves	$52	$10
Product warranty and recall accruals	37	34
Deferred income	21	22
Non-income taxes payable	19	17
Royalty reserves	14	19
Joint venture payables	11	9
Income taxes payable	4	7
Dividends payable to non-controlling interests	2	3
Other	29	26
	$189	$147

Other non-current liabilities are summarized as follows:

	September 30,	December 31,
(In millions)	2020	2019
Derivative financial instruments	$27	$14
Product warranty and recall accruals	13	15
Deferred income	7	9
Royalty reserves	6	13
Income tax reserves	5	5
Non-income tax reserves	1	1
Other	13	15
	$72	$72

NOTE 8. Debt
The Company’s short and long-term debt consists of the following:

	September 30,	December 31,
(In millions)	2020	2019
Short-Term Debt:
Short-term borrowings	$—	$37

Long-Term Debt:
Term debt facility, net	$348	$348
Short-Term Debt
Short-term borrowings, primarily related to the Company's non-U.S. joint ventures, were fully repaid during the third quarter of 2020. As of September 30, 2020, the available borrowings under these affiliate credit facilities are $153 million.
Long-Term Debt

As of September 30, 2020, the Company has an amended credit agreement ("Credit Agreement") which includes a $350 million Term Facility maturing March 24, 2024 and a $400 million Revolving Credit Facility which matures the earlier of December 24, 2024, 90 days prior to the scheduled maturity of the Term Facility, or the date of the termination of the Company's credit agreement.

On March 19, 2020, the Company borrowed the entire amount of revolving loans available under the Revolving Credit Facility to increase its cash position and maximize its flexibility in response to unprecedented uncertainty related to the impact of COVID-19. On September 24, 2020, the Company fully repaid the amount borrowed under the Revolving Credit Facility following stronger than expected industry recovery and improved Company performance in the third quarter of 2020.

Interest on the Term Facility loans accrue at a rate equal to a LIBOR-based rate plus an applicable margin of 1.75% per annum. Loans under the Company' Revolving Credit Facility accrue interest at a rate equal to a LIBOR-based rate plus an applicable margin of between 1.00% - 2.00%, as determined by the Company's total gross leverage ratio.

The Credit Agreement requires compliance with customary affirmative and negative covenants and contains customary events of default. The Revolving Credit Facility also requires that the Company maintain a total net leverage ratio no greater than 3.50:1.00. During any period when the Company’s corporate and family ratings meet investment grade ratings, certain of the negative covenants are suspended. As of September 30, 2020, the Company was in compliance with all its debt covenants.

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

All obligations under the Credit Agreement and obligations with respect to certain cash management services and swap transaction agreements between the Company and its lenders are unconditionally guaranteed by certain of the Company’s subsidiaries. Under the terms of the Credit Agreement, any amounts outstanding are secured by a first-priority perfected lien on substantially all property of the Company and the subsidiaries party to the security agreement, subject to certain limitations.

Other

The Company has a $5 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $3 million of outstanding letters of credit issued under this facility secured by restricted cash, as of September 30, 2020. Additionally, the Company had $7 million of locally issued letters of credit with less than $1 million of collateral as of September 30, 2020, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 9. Employee Benefit Plans
Defined Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended September 30, 2020 and 2019 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2020	2019	2020	2019
Costs Recognized in Income:
Pension financing benefits (cost):
Interest cost	$(6)	$(8)	$(2)	$(2)
Expected return on plan assets	10	10	2	2
Amortization of losses and other	—	—	(1)	—
Total Pension financing benefits (cost):	4	2	(1)	—
Restructuring related pension cost:
Special termination benefits	(1)	—	—	(1)
Net pension benefit (cost)	$3	$2	$(1)	$(1)
Pension financing benefits, net of $3 million and $2 million for the three months ended September 30, 2020 and 2019 are classified as Other income, net on the Company's condensed consolidated statements of comprehensive income.
The Company's net periodic benefit costs for all defined benefit plans for the nine month periods ended September 30, 2020 and 2019 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2020	2019	2020	2019
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$(1)	$(1)
Pension financing benefits (cost):
Interest cost	(18)	(23)	(5)	(6)
Expected return on plan assets	29	30	6	7
Amortization of losses and other	—	—	(2)	(1)
Total Pension financing benefits (cost):	11	7	(1)	—
Restructuring related pension cost:
Special termination benefits	(3)	—	(1)	(1)
Net pension benefit (cost)	$8	$7	$(3)	$(2)
Pension financing benefits, net of $10 million and $7 million for the nine months ended September 30, 2020 and 2019, respectively are classified as Other income, net on the Company's condensed consolidated statements of comprehensive income.
The Company has deferred approximately $17 million of contributions related to its defined benefit U.S. pension plans, pursuant to COVID-19 relief measures. The Company intends to make contributions related to such U.S. plans by year end 2020. The Company estimates that contributions related to its non-U.S. defined benefit plans will approximate $1 million for the remainder of 2020. Contributions of $3 million have been made and approximately $2 million deferred until 2024, due to COVID-19 relief measures, for these non-U.S. plans.

NOTE 10. Income Taxes
During the three and nine month period ended September 30, 2020, the Company recorded a provision for income tax of $12 million and $19 million, respectively, which reflects income tax expense in countries where the Company is profitable; accrued withholding taxes; ongoing assessments related to the recognition and measurement of uncertain tax benefits; the inability to record a tax benefit for pretax losses and/or recognize expense for pretax income in certain jurisdictions (including the U.S.) due to valuation allowances; and other non-recurring tax items, including changes in judgment about valuation allowances. Pretax losses from continuing operations in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $106 million and $46 million for the nine month periods ended September 30, 2020 and 2019, respectively, resulting in an increase in the Company's effective tax rate in those years.
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
In March 2019, the closure of tax audits in Germany allowed the Company to initiate a tax planning strategy previously determined not to be prudent. This strategy provided the necessary positive evidence to support the future utilization of a portion of the Company's deferred tax assets in Germany resulting in a $12 million valuation allowance release during the first quarter of 2019. In September 2020, the Company approved a restructuring program impacting engineering and administrative functions globally, including German operations. The September action, combined with earlier 2020 actions, necessitated a reassessment of the future utilization of deferred tax assets in Germany resulting in recording a $4 million discrete income tax expense adjustment during the third quarter of 2020.
Unrecognized Tax Benefits
Gross unrecognized tax benefits as of September 30, 2020 and December 31, 2019 were $13 million in both years. Of these amounts, approximately $6 million in both years represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. If the uncertainty is resolved while a full valuation allowance is maintained, these uncertain tax positions should not impact the effective tax rate in current or future periods. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at September 30, 2020 and December 31, 2019 was $2 million in both years.
With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2014, or state, local or non-U.S. income tax examinations for years before 2003, although U.S. net operating losses carried forward into open tax years technically remain open to adjustment. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in the U.S., Europe, Asia and Mexico could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) in the amount of $5 million is included in "Other non-current liabilities" on the condensed consolidated balance sheet, while $3 million is reflected as a reduction of a deferred tax asset related to a net operating loss included in Other-non current assets on the condensed consolidated balance sheet.
During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) related to the sale of its chassis business to a third party, which required a deposit in the amount of $15 million during 2013 necessary to open a judicial proceeding against the government in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities after attempts to reopen an appeal of the administrative decision failed. adjusted for currency impacts and accrued interest, the deposit amount is $10 million as of September 30, 2020. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments, as well as income tax refund claims associated with other jurisdictions, total $13 million as of September 30, 2020, and are included in "Other non-current assets" on the condensed consolidated balance sheets.

NOTE 11. Stockholders’ Equity and Non-controlling Interests
Share Repurchase Program
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

As of September 30, 2020, $364 million is available for additional share repurchases under the Board of Directors authorization which expires on December 31, 2020. The Company currently does not intend to repurchase additional shares under this authorization.

Non-Controlling Interests

The Company's non-controlling interests are as follows:

	September 30,	December 31,
(In millions)	2020	2019
Yanfeng Visteon Automotive Electronics Co., Ltd.	$53	$56
Shanghai Visteon Automotive Electronics, Co., Ltd.	43	41
Changchun Visteon FAWAY Electronics, Co., Ltd.	19	17
Other	2	1
	$117	$115

Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Changes in AOCI:
Beginning balance	$(299)	$(215)	$(267)	$(216)
Other comprehensive income (loss) before reclassification, net of tax	18	(17)	(13)	(14)
Amounts reclassified from AOCI	(1)	(2)	(2)	(4)
Ending balance	$(282)	$(234)	$(282)	$(234)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(185)	$(140)	$(153)	$(142)
Other comprehensive income (loss) before reclassification, net of tax (a)	28	(28)	(4)	(26)
Ending balance	(157)	(168)	(157)	(168)
Net investment hedge
Beginning balance	9	(1)	4	(5)
Other comprehensive income (loss) before reclassification, net of tax (a)	(9)	13	(1)	20
Amounts reclassified from AOCI	(2)	(2)	(5)	(5)
Ending balance	(2)	10	(2)	10
Benefit plans
Beginning balance	(111)	(70)	(114)	(71)
Other comprehensive income (loss) before reclassification, net of tax (b)	(2)	—	—	—
Amounts reclassified from AOCI	1	—	2	1
Ending balance	(112)	(70)	(112)	(70)
Unrealized hedging gain (loss)
Beginning balance	(12)	(4)	(4)	2
Other comprehensive income (loss) before reclassification, net of tax (c)	1	(2)	(8)	(8)
Amounts reclassified from AOCI	—	—	1	—
Ending balance	(11)	(6)	(11)	(6)
Total AOCI	$(282)	$(234)	$(282)	$(234)
(a) There were no income tax effects for either period due to the valuation allowance.
(b) Net tax expense was less than $1 million related to benefit plans for the three and nine months ended September 30, 2020 and 2019.
(c) There were no income tax effects related to unrealized hedging gain (loss) for either period due to the valuation allowance.

NOTE 12. Earnings Per Share

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

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Visteon	$6	$14	$(74)	$35
Denominator:
Average common stock outstanding - basic	27.8	28.0	27.9	28.1
Dilutive effect of performance based share units and other	0.2	0.1	—	0.1
Diluted shares	28.0	28.1	27.9	28.2
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon	$0.22	$0.50	$(2.65)	$1.25

Diluted earnings (loss) per share attributable to Visteon:	$0.21	$0.50	$(2.65)	$1.24
Performance based share units of approximately 181,000 were excluded from the calculation of diluted loss per share because the effect of including them would have been anti-dilutive for the nine months ended September 30, 2020.

NOTE 13. Fair Value Measurements and Financial Instruments
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
The Company presents its derivative positions and any related material collateral under master netting arrangements that provide for the net settlement of contracts, by counterparty, in the event of default or termination. Derivative financial instruments are included in the Company’s condensed consolidated balance sheets. There is no cash collateral on any of these derivatives.
Currency Exchange Rate Instruments: The Company primarily uses forward contracts denominated in euro, Japanese yen, Thai baht and Mexican peso intended to mitigate the variability of cash flows denominated in currency other than the hedging entity's functional currency.
As of September 30, 2020 and December 31, 2019, the Company had foreign currency derivative instruments with gross notional values of $78 million and $40 million, respectively. At September 30, 2020, approximately $8 million of these instruments have been designated as cash flow hedges. Accordingly, the total change in fair value of these transactions are recognized in other comprehensive income, a component of shareholders' equity. Upon settlement of the transactions, the accumulated gains and losses are reclassified to income in the same periods during which the hedged cash flows impact earnings. The fair value of these derivative instruments is a liability of less than $1 million, as of September 30, 2020 and December 31, 2019. The difference between the gross and net value of these derivatives after offset by counter party is not material. As of September 30, 2020, a loss of less than $1 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months related to these designated hedges.
Cross Currency Swaps: The Company has executed cross-currency swap transactions intended to mitigate the variability of the U.S. dollar value of its investment in certain of its non-U.S. entities. These transactions are designated as net investment hedges and the Company has elected to assess hedge effectiveness under the spot method. Accordingly, periodic changes in the fair value of the derivative instruments attributable to factors other than spot exchange rate variability are excluded from the measurement of hedge ineffectiveness and reported directly in earnings each reporting period.
As of September 30, 2020 and December 31, 2019, the Company had cross currency swaps with an aggregate notional value of $250 million. The aggregate fair value of these derivatives is a non-current liability of $15 million and $6 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, a gain of $6 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.
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
As of September 30, 2020 and December 31, 2019, the Company had interest rate swaps with an aggregate notional value of $300 million and $250 million, respectively. The aggregate fair value of these derivative transactions is a non-current liability of $12 million and $7 million as of September 30, 2020 and December 31, 2019, respectively. As of September 30, 2020, a loss of $6 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the three and nine months ended September 30, 2020 and 2019 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)
(In millions)	2020	2019	2020	2019
Three months ended September 30,
Foreign currency risk - Cost of sales:
Cash flow hedges	$1	$—	$—	$—
Interest rate risk - Interest expense, net:
Interest rate swap	—	(2)	—	—
Net investment hedges	(9)	13	2	2
	$(8)	$11	$2	$2
Nine months ended September 30,
Foreign currency risk - Cost of sales:
Cash flow hedges	$—	$—	$—	$—
Interest rate risk - Interest expense, net:
Interest rate swap	(8)	(8)	(1)	—
Net investment hedges	(1)	20	5	5
	$(9)	$12	$4	$5
Items Not Carried at Fair Value
The Company's fair value of debt was $342 million and $390 million as of September 30, 2020 and December 31, 2019, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2, "Other Observable Inputs" in the fair value hierarchy.
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
The Company's credit risk with any single customer does not exceed ten percent of total accounts receivable except for Ford and its affiliates which represent 14% and 12%, and Renault/Nissan which represents 12% and 13%, of the Company's balance as of September 30, 2020 and December 31, 2019, respectively.

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
In November 2013, the Company and Halla Visteon Climate Control Corporation (“HVCC”), jointly filed an Initial Notice of Voluntary Self-Disclosure statement with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) regarding certain sales of automotive HVAC components by a minority-owned, Chinese joint venture of HVCC into Iran. The Company updated that notice in December 2013, and subsequently filed a voluntary self-disclosure regarding these sales with OFAC in March 2014. In May 2014, the Company voluntarily filed a supplementary self-disclosure identifying additional sales of automotive HVAC components by the Chinese joint venture, as well as similar sales involving an HVCC subsidiary in China, totaling $12 million, and filed a final voluntary-self disclosure with OFAC on October 17, 2014. OFAC is currently reviewing the results of the Company’s investigation. Following that review, OFAC may conclude that the disclosed sales resulted in violations of U.S. economic sanctions laws and warrant the imposition of civil penalties, such as fines, limitations on the Company's ability to export products from the United States, and/or referral for further investigation by the U.S. Department of Justice. Any such fines or restrictions may be material to the Company’s financial results in the period in which they are imposed, but the Company is not able to estimate the possible loss or range of loss in connection with this matter. Additionally, disclosure of this conduct and any fines or other action relating to this conduct could harm the Company’s reputation and have a material adverse effect on its business, operating results and financial condition. The Company cannot predict when OFAC will conclude its own review of voluntary self-disclosures or whether it may impose any of the potential penalties described above.
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. The Company maintained accruals of $8 million for claims aggregating $52 million in Brazil as of September 30, 2020. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.
Guarantees and Commitments
As part of the agreements involving the divestiture of the Climate business (the "Climate Transaction") and Interiors Divestiture, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of September 30, 2020, the Company has $5 million and $1 million of outstanding guarantees, related to the divested Climate and Interiors entities, respectively. The guarantees represent the maximum potential amount that the Company could be required to pay under the guarantees in the event of default by the guaranteed parties. The guarantees will generally cease upon expiration of current lease agreement which expire in 2026 and 2021 for the Climate and Interiors entities, respectively.

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
The following table provides a rollforward of changes in the product warranty and recall claims liability:

	Nine Months Ended September 30,
(In millions)	2020	2019
Beginning balance	$49	$48
Accruals for products shipped	11	15
Changes in estimates	(2)	2
Specific cause actions	5	3
Settlements	(14)	(16)
Foreign currency translation	1	(1)
Ending balance	$50	$51

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraphs where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of September 30, 2020 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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
The Company’s single reportable segment is Electronics, which provides vehicle cockpit electronics products to customers, including instrument clusters, information displays, infotainment systems, audio systems, telematics solutions and head-up displays. As the Company has one reportable segment, net sales, total assets, depreciation, amortization and capital expenditures are equal to consolidated results.

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

Adjusted EBITDA is presented as a supplemental measure of the Company's financial performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company's operating activities across reporting periods. Not all companies use identical calculations and, accordingly, the Company's presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA is not a recognized term under U.S. GAAP and does not purport to be a substitute for net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and is not intended to be a measure of cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments and debt service requirements. The Company uses Adjusted EBITDA as a factor in incentive compensation decisions and to evaluate the effectiveness of the Company's business strategies. In addition, the Company's credit agreements use measures similar to Adjusted EBITDA to measure compliance with certain covenants.

Segment Adjusted EBITDA and reconciliation to net income (loss) attributable to Visteon is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Net income (loss) attributable to Visteon Corporation	$6	$14	$(74)	$35
Depreciation and amortization	25	25	75	74
Non-cash, stock-based compensation expense	4	3	13	14
Provision for income taxes	12	13	19	16
Interest expense, net	5	3	10	7
Net income attributable to non-controlling interests	4	4	6	7
Restructuring expense, net	32	1	69	2
Equity in net income of non-consolidated affiliates	(2)	(1)	(4)	(7)
Other	1	—	3	1
Adjusted EBITDA	$87	$62	$117	$149

Revenue Recognition

Disaggregated revenue by geographical market and product lines is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Geographical Markets
Europe	$281	$221	$667	$726
Americas	192	201	446	597
China Domestic	140	143	323	372
China Export	58	70	145	204
Other Asia-Pacific	107	141	261	440
Eliminations	(31)	(45)	(81)	(138)
	$747	$731	$1,761	$2,201

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2020	2019	2020	2019
Product Lines
Instrument clusters	$388	$322	$901	$959
Audio and infotainment	134	182	333	562
Information displays	135	120	298	365
Body and security	28	27	66	91
Climate controls	14	18	31	59
Telematics	14	29	43	51
Other	34	33	89	114
	$747	$731	$1,761	$2,201
During the three and nine months ended September 30, 2020, revenue recognized related performance obligations satisfied in previous periods represented less than 1% of consolidated net sales. The Company has no material contract assets, contract liabilities or capitalized contract acquisition costs as of September 30, 2020.

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
Executive Summary
Strategic Priorities
Visteon is a global automotive supplier that designs, engineers and manufactures innovative cockpit electronics and connected car solutions for the world’s major vehicle manufacturers. The cockpit electronics market is expected to grow faster than underlying vehicle production volumes as the cockpit shifts from analog to digital and towards device and cloud connectivity, electric vehicles, and more advanced safety features.
The Company has laid out the following strategic priorities:
•Technology Innovation - The Company is an established global leader in cockpit electronics and is positioned to provide solutions as the industry transitions to the next generation automotive cockpit experience. The cockpit is becoming fully digital, connected, automated, learning, and voice enabled. Visteon's broad portfolio of cockpit electronics technology and the development of the DriveCore™ advanced safety platform positions Visteon to support these macro trends in the automotive industry.
•Long-Term Growth and Margin Expansion - The Company has continued to win business at a rate that exceeds market growth by demonstrating product quality, technical and development capability, new product innovation, reliability, timeliness, product design, manufacturing capability, and flexibility, as well as overall customer service.
•Enhance Shareholder Returns - The Company has returned approximately $3.3 billion to shareholders since 2015 through a combination of ongoing share repurchases and a onetime $1.75 billion special distribution in 2016.

Financial Results

The pie charts below highlight the net sales breakdown for Visteon's Electronics segment for the three and nine months ended September 30, 2020.
Three Months Ended September 30, 2020
Nine Months Ended September 30, 2020
*Regional net sales are based on the geographic region where sale originates and not where customer is located (excludes inter-regional eliminations ).
Global Automotive Market Conditions and Production Levels

Third quarter 2020 global light vehicle production decreased 3% over the same period last year. Light vehicle production levels for the nine months ended September 30, 2020 and 2019 by geographic region are provided below:

(Units in millions)	Three Months Ended September 30,			Nine Months Ended September 30,
	2020	2019	Change	2020	2019	Change
China	6.4	5.8	10.6%	15.8	17.3	(8.8)%
Other Asia Pacific	4.5	5.2	(14.7)%	11.9	16.3	(27.3)%
Europe	4.3	4.7	(7.7)%	11.2	16.0	(29.5)%
Americas	4.7	4.9	(3.4)%	10.7	15.0	(28.9)%
Other	0.4	0.4	—%	1.2	1.5	(19.4)%
Global	20.3	21.0	(3.4)%	50.8	66.1	(23.2)%
Source: IHS Automotive, October 2020

Results of Operations - Three Months Ended September 30, 2020 and 2019
The Company's consolidated results of operations for the three months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended September 30,
(In millions)	2020	2019	Change
Net sales	$747	$731	$16
Cost of sales	(648)	(647)	(1)
Gross margin	99	84	15
Selling, general and administrative expenses	(45)	(52)	7
Restructuring expense, net	(32)	(1)	(31)
Interest expense, net	(5)	(3)	(2)
Equity in net income of non-consolidated affiliates	2	1	1
Other income, net	3	2	1
Provision for income taxes	(12)	(13)	1
Net income (loss)	10	18	(8)
Net income attributable to non-controlling interests	(4)	(4)	—
Net income (loss) attributable to Visteon Corporation	$6	$14	$(8)
Adjusted EBITDA*	$87	$62	$25
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Three months ended September 30, 2019	$731	$(647)	$84
Volume, mix, and net new business	38	(50)	(12)
Currency	(3)	1	(2)
Customer pricing	(17)	—	(17)
Engineering costs, net *	—	24	24
Cost performance, design changes and other	(2)	24	22
Three months ended September 30, 2020	$747	$(648)	$99
*Excludes the impact of currency.
Net sales for the three months ended September 30, 2020 totaled $747 million, representing an increase of $16 million compared with the same period of 2019. Volumes increased net sales by $38 million. Unfavorable currency decreased net sales by $3 million, primarily attributable to the euro, Brazilian real and Chinese renminbi. Customer pricing, decreased net sales by $17 million. Cost performance, design changes and other revenue claims decreased net sales by $2 million.
Cost of sales increased by $1 million for the three months ended September 30, 2020 compared with the same period in 2019. Increased volumes and unfavorable product mix, increased cost of sales by $50 million. Foreign currency decreased cost of sales by $1 million, primarily attributable to the euro, Mexican peso and Chinese renminbi. Net engineering costs, excluding currency, decreased cost of sales by $24 million. Favorable cost performance, primarily due to material, design and usage economics decreased cost of sales by $24 million.
A summary of net engineering costs is shown below:

	Three Months Ended September 30,
(In millions)	2020	2019
Gross engineering costs	$(79)	$(105)
Engineering recoveries	31	32
Engineering costs, net	$(48)	$(73)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $48 million for the three months ended September 30, 2020, including the impacts of currency, were $25 million lower than the same period of 2019, primarily related to short-term and long-term cost reduction initiatives including the benefits of previously announced restructuring actions implemented to optimize structure while supporting future growth.

The Company's gross margin was $99 million or 13.3% of net sales for the three months ended September 30, 2020 compared to $84 million or 11.5 % of net sales for the same period of 2019. Increased volumes offset by unfavorable product mix decreased gross margin by $12 million. Lower net engineering costs excluding currency, increased gross margin by $24 million. Favorable cost performance of $20 million, including material, design and usage economics, lower manufacturing costs, and the non-recurrence of prior year operational challenges more than offset annual customer pricing of $17 million.
Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $45 million or 6.0% and $52 million or 7.1% of net sales, during the three months ended September 30, 2020 and 2019, respectively. The decrease is primarily related to temporary salary reductions, other cost reduction initiatives, and previously announced restructuring actions.
Restructuring Expense, Net
Restructuring actions initiated during 2020 include the following :
•In September, in response to COVID-19 and to improve efficiency and rationalize the Company’s footprint, the Company approved a plan related to cash severance, retention, and termination costs. The Company has incurred $31 million in restructuring costs related to this plan.

•In March, the Company approved a global restructuring plan impacting engineering, administrative and manufacturing functions to improve the Company’s efficiency and rationalize its footprint. During the three months ended September 30, 2020, the Company recorded net restructuring expense of $1 million in relation to the program.

•In January, the Company approved a plan primarily related to European engineering and administrative functions to improve the Company’s efficiency and rationalize its footprint. During the three months ended September 30, 2020, the Company recorded net restructuring expense of $1 million in relation to the program.

During the third quarter of 2018, the Company approved a restructuring program impacting engineering and administrative functions to optimize operations. During the three months ended September 30, 2019, the Company has recorded net restructuring expense of approximately $1 million.

Interest Expense, Net

Interest expense, net, of $5 million and $2 million for the three months ended September 30, 2020 and 2019, respectively. The increase in net interest expense is primarily due to interest on the $400 million revolving credit facility.
Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was $2 million and $1 million for the three month periods ending September 30, 2020 and 2019, respectively. The increase in income is primarily attributable due to increased engineering services revenue at the Company's equity investment in Yanfeng Visteon Investment Company.

Other Income, Net

Other income, net of $3 million and $2 million for the three month periods ending September 30, 2020 and 2019, respectively, is primarily due to net pension financing benefits.

Income Taxes
The Company's provision for income taxes of $12 million for the three months ended September 30, 2020, represents a decrease of $1 million, when compared with $13 million in the same period of 2019. The decrease in tax expense is primarily attributable to changes in the mix of earnings and differing tax rates between jurisdictions which reflects the overall decrease in year-over-year earnings in jurisdictions where the Company is profitable and withholding taxes. These decreases were partially offset by a reassessment of the valuation allowances in connection with the realization of deferred tax assets in Germany resulting in recording a $4 million discrete income tax expense adjustment during the three months ended September 30, 2020.
Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 15, "Segment Information") was $87 million for the three months ended September 30, 2020, representing an increase of $25 million when compared to Adjusted EBITDA of $62 million for the same period of 2019. Increased volumes offset by unfavorable product mix decreased Adjusted EBITDA by $12 million. Lower net engineering costs, excluding currency, increased Adjusted EBITDA by $24 million. Favorable cost performance of $30 million, including material, design and usage economics, lower manufacturing costs, lower selling, general, and administrative expenses, and the non-recurrence of prior year operational challenges, more than offset annual customer pricing of $17 million.
The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the three months ended September 30, 2020 and 2019, is as follows:

	Three Months Ended September 30,
(In millions)	2020	2019	Change
Net income (loss) attributable to Visteon Corporation	$6	$14	$(8)
Depreciation and amortization	25	25	—
Provision for income taxes	12	13	(1)
Non-cash, stock-based compensation expense	4	3	1
Interest expense, net	5	3	2
Net income attributable to non-controlling interests	4	4	—
Restructuring expense, net	32	1	31
Equity in net income of non-consolidated affiliates	(2)	(1)	(1)
Other	1	—	1
Adjusted EBITDA	$87	$62	$25

Results of Operations - Nine Months Ended September 30, 2020 and 2019
The Company's consolidated results of operations for the nine months ended September 30, 2020 and 2019 were as follows:

	Nine Months Ended September 30,
(In millions)	2020	2019	Change
Net sales	$1,761	$2,201	$(440)
Cost of sales	(1,605)	(1,981)	376
Gross margin	156	220	(64)
Selling, general and administrative expenses	(140)	(167)	27
Restructuring expense, net	(69)	(2)	(67)
Interest expense, net	(10)	(7)	(3)
Equity in net income of non-consolidated affiliates	4	7	(3)
Other income, net	10	7	3
Provision for income taxes	(19)	(16)	(3)
Net income (loss)	(68)	42	(110)
Net income attributable to non-controlling interests	(6)	(7)	1
Net income (loss) attributable to Visteon Corporation	$(74)	$35	$(109)
Adjusted EBITDA*	$117	$149	$(32)

* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Nine months ended September 30, 2019	$2,201	$(1,981)	$220
Volume, mix, and net new business	(383)	209	(174)
Currency	(21)	15	(6)
Customer pricing	(40)	—	(40)
Engineering costs, net*	—	74	74
Cost performance	4	78	82
Nine months ended September 30, 2020	$1,761	$(1,605)	$156
*Excludes the impact of currency.
Net sales for the nine months ended September 30, 2020 totaled $1,761 million, which represents a decrease of $440 million compared with the same period of 2019. Unfavorable volumes, primarily driven by COVID-19, decreased net sales by $383 million. Unfavorable currency decreased net sales by $21 million, primarily attributable to the euro, Chinese renminbi, and Brazilian real. Customer pricing decreased net sales by $40 million. Cost performance, design changes and other revenue claims increased net sales by $4 million.
Cost of sales decreased by $376 million for the nine months ended September 30, 2020 when compared with the same period in 2019. Unfavorable volumes and product mix decreased cost of sales by $209 million. Foreign currency decreased cost of sales by $15 million primarily attributable to the euro, Chinese renminbi, and Mexican peso. Engineering costs, net, excluding currency, decreased cost of sales by $74 million. Favorable cost performance, including material, design and usage economics, lower manufacturing costs, and the non-recurrence of prior year operational challenges, decreased cost of sales by $78 million.

A summary of net engineering costs is shown below:

	Nine Months Ended September 30,
(In millions)	2020	2019
Gross engineering costs	$(257)	$(326)
Engineering recoveries	91	81
Engineering costs, net	$(166)	$(245)

Gross engineering costs relate to forward model program development and advanced engineering activities, and exclude contractually reimbursable engineering costs. Net engineering costs, of $166 million for the nine months ended September 30, 2020, including the impacts of currency, were $79 million lower than the same period of 2019, primarily related to short-term and long-term cost reduction initiatives including the benefits of previously announced restructuring actions implemented to optimize structure while supporting future growth.

Gross margin was $156 million or 8.9% of net sales for the nine months ended September 30, 2020 compared to $220 million or 10.0 % of net sales for the same period of 2019. Gross margin was impacted by $174 million by unfavorable volumes and product mix. Unfavorable currency of $6 million reflected the Brazilian real and Indian rupee, partially offset by the Japanese yen, Chinese renminbi, and Mexican peso. Lower engineering costs, excluding currency, increased gross margin by $74 million. Favorable cost performance of $82 million, which includes material, design and usage economics, lower manufacturing costs, and the non-recurrence of prior year operational challenges more than offset annual customer pricing of $40 million.

Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $140 million or 8.0% of net sales and $167 million or 7.6% of net sales during the nine months ended September 30, 2020 and 2019, respectively. The decrease is primarily related to temporary salary reductions, previously announced restructuring actions and other cost reduction initiatives.

Restructuring Expense, Net

Restructuring actions initiated during 2020 include the following :

•In September, in response to COVID-19 and to improve efficiency and rationalize the Company’s footprint, the Company approved a plan related to cash severance, retention, and termination costs. The Company has incurred $31 million in restructuring costs related to this plan.

•In March, the Company approved a global restructuring plan impacting engineering, administrative and manufacturing functions to improve the Company’s efficiency and rationalize its footprint. The Company incurred $16 million of net restructuring expense for cash severance, retention, and termination costs related to this plan.

•In January, the Company approved a plan primarily related to European engineering and administrative functions to improve the Company’s efficiency and rationalize its footprint. The Company incurred $22 million of net restructuring expense for cash severance, retention, and termination costs related to this plan.

•During the nine months ended September 30, 2020, the Company incurred $1 million of restructuring expense for cash severance payments at two North American manufacturing facilities.

During the first quarter of 2019, the Company approved a restructuring program impacting two European manufacturing facilities due to the end of life of certain product lines. During the nine months ended September 30, 2019, the Company recorded net restructuring expense of $2 million in relation to the program.

During the third quarter of 2018, the Company approved a restructuring program impacting engineering and administrative functions to optimize operations. During the nine months ended September 30, 2019, the Company recorded net restructuring expense of approximately $1 million.

Interest Expense, Net

Interest expense, net was $10 million and $7 million for the nine months ended September 30, 2020 and 2019 respectively. The increase in net interest expense is primarily due to interest on the $400 million revolving credit facility.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was $4 million and $7 million for the nine month periods ending September 30, 2020 and 2019, respectively. The decrease in equity income is primarily attributable to due to increased engineering services revenue at the Company's equity investment in Yanfeng Visteon Investment Company.

Other Income, Net

Other income, net consists of $10 million and $7 million for the nine months ended September 30, 2020 and 2019, respectively, is primarily due to net pension financing benefits.

Income Taxes

The Company's provision for income taxes of $19 million for the nine months ended September 30, 2020 represents an increase of $3 million when compared with $16 million in the same period of 2019. The increase in tax expense is primarily attributable to a reassessment of the 2020 valuation allowances in connection with the realization of deferred tax assets in Germany as well as the non-recurrence of a 2019 discrete income tax valuation allowance release in Germany, resulting in a year-over-year income tax expense increase of $16 million. This increase was partially offset by approximately $13 million decrease in income tax expense primarily due to changes in the mix of earnings and differing tax rates between jurisdictions which reflects the overall decrease in year-over-year earnings in jurisdictions where the Company is profitable and withholding taxes.
Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 15, "Segment Information") was $117 million for the nine months ended September 30, 2020, representing a decrease of $32 million when compared to Adjusted EBITDA of $149 million for the same period of 2019. Decreased volumes and unfavorable product mix reduced Adjusted EBITDA by $174 million. Foreign currency decreased Adjusted EBITDA by $4 million attributable to the Brazilian real and Indian rupee, partially offset by the euro, Japense yen, Chinese renminbi, and Mexican peso. Lower net engineering costs, excluding currency, increased Adjusted EBITDA by $74 million. Favorable cost performance of $112 million, which includes material, design and usage economics, lower manufacturing costs, lower selling, general, and administrative expenses, and the non-recurrence of prior year operational challenges, more than offset annual customer pricing of $40 million.
The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the nine months ended September 30, 2020 and 2019, is as follows:

	Nine Months Ended September 30,
(In millions)	2020	2019	Change
Net income (loss) attributable to Visteon Corporation	$(74)	$35	$(109)
Depreciation and amortization	75	74	1
Non-cash, stock-based compensation expense	13	14	(1)
Provision for income taxes	19	16	3
Interest expense, net	10	7	3
Net income attributable to non-controlling interests	6	7	(1)
Restructuring expense, net	69	2	67
Equity in net income of non-consolidated affiliates	(4)	(7)	3
Other	3	1	2
Adjusted EBITDA	$117	$149	$(32)

Liquidity
The Company's primary sources of liquidity are cash flows from operations, existing cash balances and borrowings under available credit facilities. As we continue to confront the many challenges caused by the impact of COVID-19, including governmental actions to mitigate the pandemic, the Company believes that funds from these sources will be sufficient to sustain ongoing operations and support investment in differentiating technologies. The Company will continue to closely monitor and preserve its available liquidity and maintain access to additional liquidity to weather these challenging conditions. The Company's intra-year needs are normally impacted by seasonal effects in the industry, such as mid-year shutdowns, the ramp-up of new model production, and year-end shutdowns at key customers. The COVID-19 pandemic may significantly exacerbate the intra-year requirements.
A substantial portion of the Company's cash flows from operations are generated by operations located outside of the United States. Accordingly, the Company utilizes a combination of cash repatriation strategies, including dividends and distributions, royalties, and other intercompany arrangements to provide the funds necessary to meet obligations globally. The Company’s ability to access funds from its subsidiaries is subject to, among other things, customary regulatory and statutory requirements and contractual arrangements including joint venture agreements and local credit facilities. Moreover, repatriation efforts may be modified by the Company according to prevailing circumstances.
On March 19, 2020, the Company borrowed, the entire $400 million amount available under the revolving credit facility. On September 24, 2020, the Company fully repaid the amount borrowed under the Revolving Credit Facility following stronger than expected industry recovery and improved Company performance in the third quarter of 2020.

Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of September 30, 2020, the Company’s corporate credit rating is Ba3 and BB- by Moody’s and Standard & Poor’s, respectively. See Note 8, "Debt" for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which are utilized by the Company's consolidated joint ventures, had availability of $153 million and the Company had $400 million of available credit under the revolving credit facility, as of September 30, 2020.
Cash Balances
As of September 30, 2020, the Company had total cash of $435 million, including $4 million of restricted cash. Cash balances totaling $351 million were located in jurisdictions outside of the United States, of which $135 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017. However, the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.
Other Items Affecting Liquidity
As of September 30, 2020, the Company has $364 million available for additional share repurchases under the Board of Directors authorization which expires on December 31, 2020. The Company currently does not intend to repurchase additional shares under this authorization.

The Company has deferred approximately $17 million of contributions related to its defined benefit U.S. pension plans, pursuant to COVID-19 relief measures. The Company intends to make contributions related to such U.S. plans by year end 2020. The Company estimates that contributions related to its non-U.S. defined benefit plans will approximate $1 million for the remainder of 2020. Contributions of $3 million have been made and approximately $2 million deferred until 2024, due to COVID-19 relief measures, for these non-U.S. plans.

During the nine months ended September 30, 2020, the Company paid $23 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is provided in Note 3, "Restructuring Activities."

The Company committed to make a $15 million investment in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As of September 30, 2020, the Company contributed $3 million toward the aggregate investment commitments. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount.

Cash Flows
Operating Activities
The Company generated $97 million of cash from operating activities during the nine months ended September 30, 2020, representing a $21 million decrease as compared to cash generated by operations of $118 million during the same period of 2019. Although the Company generated lower cash from operating activities, the Company's implemented significant actions to preserve cash and liquidity during the nine months ended September 30, 2020 that substantially mitigated the impact that COVID-19 might have otherwise had on the Company's results. Notwithstanding these successful efforts, operating cash flows declined by $32 million, due to lower Adjusted EBITDA (a non-GAAP financial measure, as discussed in Note 15, "Segment Information").
Investing Activities
Cash used by investing activities during the nine months ended September 30, 2020 totaled $77 million. Net cash used by investing activities during the nine months ended September 30, 2020 included capital expenditures of $83 million, primarily to support new business, partially offset by proceeds from the settlement of net investment hedging transactions and loan repayments received from non-consolidated affiliate.
Cash used by investing activities during the nine months ended September 30, 2019 totaled $96 million, including capital expenditures of $109 million which was partially offset by proceeds from non-consolidated affiliate loan repayments.
Financing Activities
Cash used by financing activities during the nine months ended September 30, 2020 totaled $60 million, as compared to a use of cash of $35 million during the same period in 2019, representing an increase of cash used by financing activities of $25 million. Net cash used by financing activities during the nine months ended September 30, 2020 is attributable to the repayment of $37 million of short-term debt primarily at the Company's Chinese joint venture operations, $16 million of share repurchases, and $7 million of dividends paid to non-controlling interests.

Net cash used by financing activities during the nine months ended September 30, 2019 is attributable to $20 million of share repurchases, the repayment of $8 million of short-term debt primarily at the Company's Chinese joint venture operations, and $7 million of dividends paid to non-controlling interests.

Debt and Capital Structure
See Note 8, “Debt” to the condensed consolidated financial statements included in Item 1.

Significant Accounting Policies and Critical Accounting Estimates
See Note 1, “Summary of Significant Accounting Policies” to the accompanying condensed consolidated financial statements in Item 1.

Fair Value Measurements
See Note 13, “Fair Value Measurements and Financial Instruments” to the condensed consolidated financial statements included in Item 1.

Recent Accounting Pronouncements
See Note 1, “Summary of Significant Accounting Policies” to the accompanying condensed consolidated financial statements in Item 1.

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
•Visteon’s ability to satisfy its pension and other postretirement employee benefit obligations; and to retire outstanding debt and satisfy other contractual commitments at the levels and times planned by management.
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
•Visteon’s ability to compete favorably with automotive parts suppliers with lower cost structures and greater ability to rationalize operations and to exit non-performing businesses on satisfactory terms, particularly due to limited flexibility under existing labor agreements.
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
•Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations, trade policies, or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed or sold.
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
•Visteon’s ability to protect its intellectual property rights, and to respond to changes in technology and technological risks and to respond to claims by others that Visteon infringes their intellectual property rights.
•Visteon’s ability to quickly and adequately remediate control deficiencies in its internal control over financial reporting.
•Other factors, risks, and uncertainties detailed from time to time in Visteon’s Securities and Exchange Commission filings.
•Caution should be taken not to place undue reliance on our forward-looking statements, which represent our view only as of the date of this presentation, and which we assume no obligation to update. Backlog does not represent firm orders or firm commitments from customers, but are based on various assumptions, including the timing and duration of product launches, vehicle production levels, customer cancellations, installation rates, customer price reductions, and currency exchange rates.

Item 3.Quantitative and Qualitative Disclosures About Market Risk
The primary market risks to which the Company is exposed include changes in currency exchange rates, interest rates and certain commodity prices. The Company manages these risks through operating actions including fixed price contracts with suppliers and cost sourcing arrangements with customers and through various derivative instruments. The Company's use of derivative instruments is strictly intended for hedging purposes to mitigate market risks pursuant to written risk management policies. Accordingly, derivative instruments are not used for speculative or trading purposes. The Company's use of derivative instruments creates exposure to credit loss in the event of non-performance by the counter-party to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Additionally, the Company's ability to utilize derivatives to manage market risk is dependent on credit conditions, market conditions, and prevailing economic environment.
Foreign Currency Risk
The Company's cash flows are exposed to the risk of adverse changes in exchange rates as related to the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, dividends, investments in subsidiaries, and anticipated foreign currency denominated transaction proceeds. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to mitigate the impact exchange rate variability on the Company's cash flows. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s current primary hedged currency exposures include the Japanese yen, euro, Thai baht, and Mexican peso. The Company utilizes a strategy of partial coverage for transactions in these currencies. The Company's policy requires that hedge transactions relate to a specific portion of the exposure not to exceed the aggregate amount of the underlying transaction.
In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars. The Company does not enter into currency exchange rate contracts to mitigate this exposure.
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be $36 million and $32 million for currency derivative financial instruments as of September 30, 2020 and December 31, 2019, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
Interest Rate Risk
See Note 13, "Fair Value Measurements and Financial Instruments" to the condensed consolidated financial statements included in Item 1 for additional information.
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
As of September 30, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II
Other Information

Item 1.     Legal Proceedings

See the information above under Note 14, "Commitments and Contingencies," to the condensed consolidated financial statements which is incorporated herein by reference.

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

The COVID-19 pandemic poses the risk that the Company or its affiliates and joint ventures, employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be requested or mandated by governmental authorities. In addition, the Company has experienced, and may continue to experience, disruptions or delays in our supply chain as a result of such actions, which is likely to result in higher supply chain costs to us in order to maintain the supply of materials and components for our products. While the Company has implemented measures to mitigate the impact on its results of operations, there can be no assurance that these measures will be successful. The Company cannot predict the degree to, or the period over, which its net sales and operations will be affected by this outbreak and preventative measures, and the effects could be material.

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

The extent to which the COVID-19 outbreak continues to impact the Company’s financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19, and the impact of COVID-19 on economic activity. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts on its business and financial performance as a result of its global economic impact, including a recession that has occurred or may occur in the future. To the extent the COVID-19 pandemic materially adversely affects the Company’s business and financial results, it may also have the effect of significantly heightening many of the other risks associated with the Company’s business, liquidity and indebtedness, including those described in its most recent Annual Report on Form 10-K for the year ended December 31, 2019.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the third quarter of 2020.

Item 6.Exhibits
The exhibits listed on the "Exhibit Index" on Page 40 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a)Rule 13a-14(a) Certification of Chief Executive Officer dated October 29, 2020.
31.2	Rule 13a-14(a) Certification of Senior Vice President, Chief Financial Officer dated October 29, 2020.
32.1	Section 1350 Certification of Chief Executive Officer dated October 29, 2020.
32.2	Section 1350 Certification of Senior Vice President, Chief Financial Officer dated October 29, 2020.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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

VISTEON CORPORATION

By:	/s/ Abigail S. Fleming
Abigail S. Fleming
Vice President and Chief Accounting Officer
Date: October 29, 2020