Form 10-K
period 2020-12-31
VISTEON CORP
filed 2021-02-18
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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

Large accelerated filer ☑ Accelerated filer  ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2020 (the last business day of the most recently completed second fiscal quarter) was approximately $1.9 billion.

As of February 11, 2021, the registrant had outstanding 27,915,661 shares of common stock.

Document Incorporated by Reference

Document	Where Incorporated
2021 Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

Visteon Corporation and Subsidiaries

Part I

Item 1.Business

Description of Business

Visteon Corporation (the "Company" or "Visteon") is a global automotive supplier that designs, engineers, and manufactures innovative automotive electronics and connected car solutions for the world's major vehicle manufacturers including Ford, Mazda, Volkswagen, General Motors, Renault/Nissan, BMW, Jaguar/Land Rover, Daimler, and Stellantis. Visteon is a global leader in cockpit electronic products including digital instrument clusters, information displays, infotainment, head-up displays, telematics, SmartCore™ cockpit domain controllers, the DriveCore™ advanced safety platform and battery management systems. Visteon is headquartered in Van Buren Township, Michigan, and has an international network of manufacturing operations, technical centers, and joint venture operations dedicated to the design, development, manufacture, and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located in Mexico, Bulgaria, Portugal, Germany, India, and China.

The Company’s Industry
The Company operates in the automotive industry, which is cyclical and highly sensitive to general economic conditions. The Company believes that future success in the automotive industry is, in part, dependent on alignment with customers to support their efforts to effectively meet the challenges associated with the following significant trends and developments in the global automotive industry:
•Electronic content and connectivity - The electronic content of vehicles continues to increase due to various regulatory requirements and consumer demand for increased vehicle performance and functionality. The use of electronic components can reduce weight, expedite assembly, enhance fuel economy, improve emissions, increase safety and enhance vehicle performance. These benefits coincide with vehicles becoming more electric, connected, and automated. Additionally, digital and portable technologies have dramatically influenced the lifestyle of today’s consumers, who expect products that enable such a lifestyle. Consequently, the vehicle cockpit is transforming into a fully digital environment with multi-display systems incorporating larger, curved and complex displays and the consolidation of discrete electronic control units into a multi-core domain controller.
•Electric vehicles – The trend towards electrification is accelerating, driven by government incentives and standards, announced restrictions of internal combustion engine vehicles in multiple cities and countries, and the significant increase of investment in electrification by Original Equipment Manufacturers ("OEMs"). The shift to electric vehicles increases the digital content of a vehicle as the majority of cockpit electronics will be all-digital to support the new electrical architecture. In addition, all battery electric vehicles will require a battery management system to manage the rechargeable battery pack.
•Advanced driver assistance systems ("ADAS") and autonomous driving - The industry continues to advance toward semi-autonomous and autonomous vehicles. The Society of Automotive Engineers has defined five levels of autonomy ranging from levels one and two with driver-assist functions whereby the driver is responsible for monitoring the environment, to level five with full autonomy under all conditions. Levels one and two are already popular in the market while levels three and above utilize a combination of sensors, radars, cameras and LiDARs, requiring sensor fusion and machine learning technologies, as the system assumes the role of monitoring the environment. Level three includes features such as highway pilot and parking assist technology, for which an increased market penetration rate is expected over the next several years.
•Safety and security - Governments continue to focus regulatory efforts on safer transportation. Accordingly, OEMs are working to improve occupant and pedestrian safety by incorporating more safety-oriented technology in their vehicles. Additionally, in-vehicle connectivity has increased the need for robust cybersecurity systems to protect data, applications and associated infrastructure. Security features are evolving with advances in sensors and silicon. Suppliers must enable the security/safety initiatives of their customers including the development of new technologies.

•Vehicle standardization - OEMs continue to standardize vehicle platforms on a global basis, resulting in a lower number of individual vehicle platforms, design cost savings and further scale of economies through the production of a greater number of models from each platform. Having operations in the geographic markets in which OEMs produce global platforms enables suppliers to meet OEMs’ needs more economically and efficiently, thus making global coverage a source of significant competitive advantage for suppliers with a diversified global footprint. Additionally, OEMs are looking to suppliers for increased collaboration to lower costs, reduce risks, and decrease overall time to market. Suppliers that can provide fully engineered solutions, systems and pre-assembled combinations of component parts are positioned to leverage the trend toward system sourcing. As vehicles become more connected and cockpits more digitized, suppliers that can deliver modular hardware architectures, “open” software architectures, and a software platform approach will be poised to help OEMs achieve greater reuse of validated hardware circuitry, design scalability, and faster development cycles.
Financial Information about Segments
The Company’s reportable segment is Electronics. The Company's Electronics segment provides automotive electronics products to customers, including instrument clusters, information displays, infotainment systems, audio systems, telematics solutions, head-up displays, and battery management systems.
Refer to Note 20, “Segment Information and Revenue Recognition” to the Company's consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information about the Company’s reportable segment.
The Company’s Products
The Company designs and manufactures innovative automotive electronics and connected car solutions further described below:

Instrument Clusters
The Company offers a full line of instrument clusters, from standard analog gauge clusters to high-resolution, all-digital, fully reconfigurable, 2-D and 3-D display-based devices. The Company uses a platform approach to accelerate development and manage multiple vehicle variants. These clusters can use a wide range of display technologies, graphic capabilities and decorative elements, free-form, and curved displays. Premium clusters support complex 3-D graphics and feature embedded functionality such as driver monitoring, camera inputs, and ambient lighting.
Information Displays
The Company offers a range of information displays for various applications within the cockpit, incorporating a sleek profile, and touch sensors designed to deliver high performance for the automotive market. These displays can integrate a range of user interface technologies and graphics management capabilities, such as 3-D, dual view, cameras, optics, haptic feedback, light effects and dual displays. The Company offers a new generation of large, curved, complex multi-display modules with optical performance designed to be competitive with mobile devices. The Company's microZone™ display technology offers high contrast and brightness and a wide color gamut that enables automotive displays to cost-effectively achieve life-like imaging capability on par with consumer mobile devices, without sacrificing reliability or life span. The Company also developed the first bendable glass multi-display cockpit in the automotive industry.
Audio and Infotainment Systems
The Company offers a range of infotainment and connected car solutions, including scalable Android infotainment for seamless connectivity including integration with Android Auto and Apple CarPlay technology for wireless smartphone projection. Phoenix™, the company's display audio and embedded infotainment platform that is based on Android automotive operating system Phoenix™, the company's display audio and embedded infotainment platform that is based on Android automotive operating system. Phoenix embedded infotainment offers Android App Store that enables third-party developers to create apps easily through a software development kit and software simulation of the target hardware system. Additionally, Visteon offers an onboard artificial intelligence ("AI")-based voice assistant with natural language understanding.

Battery Management Systems (“BMS”)

The Company offers wired and wireless battery management systems that include control and sensing sub system hardware and software. Visteon’s wireless BMS replaces wired connections between the sub systems with secure and reliable wireless communication technology. This solution supports multiple charging protocols with modular and scalable design to meet OEM cost, weight, battery pack configuration, and packaging requirements. Visteon’s wireless BMS solution can more easily be connected to the OEM's thermal management systems and other vehicle controls.

Telematics Solutions
The Company provides a cost-optimized, high-speed telematics control unit to enable secure connected car services, software updates, and data. The Company’s telematics solution uses a single hardware and flexible software architecture to support regional telematics service providers and mobile networks. The Company’s wireless gateway platform is designed to meet future connectivity requirements including 4G, V2X, Wi-Fi® and next-generation mobile standards such as 5G. The Company also offers a hands-free telephone unit that provides Bluetooth® and Universal Serial Bus ("USB") connectivity.
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
SmartCore Cockpit Domain Controller
The Company offers SmartCore™, an automotive-grade, integrated domain controller approach, which can independently operate the infotainment system, instrument cluster, head-up display, rear-seat displays, and other features on a single, multi-core chip to improve efficiency, create a unified experience across products, and reduce power consumption and cost. Included are: SmartCore Runtime, middleware, enabling communication between domains and apps to be shown on any display; and SmartCore Studio, a PC-based configuration tool to generate hypervisor configurations. The latest generation of SmartCore seamlessly connects the human machine interaction ("HMI") across an increasing number of display domains, such as surround view and in-cabin sensing of driver drowsiness, attentiveness, and facial recognition.
DriveCore Advanced Safety Driving Controller
DriveCore™ is an open, scalable platform for addressing multiple levels of vehicle automation, with a focus on Level 2-plus. DriveCore consists of the centralized computing unit, middleware framework, and software applications process AI/machine learning algorithms for Level 2-plus functionality. DriveCore provides an open platform for the development of sensor-based solutions for the auto industry, through three main components:
•Compute - A modular and scalable cost-efficient computing hardware platform designed to be adapted to Level 2-plus and above levels of automated driving;
•Runtime - In-vehicle middleware that provides a secure framework enabling applications and algorithms to communicate in a real time, high-performance environment; and
•Studio - A PC and cloud based development environment that enables automakers to create an ecosystem of developers for rapid algorithm development.
The Company’s Customers
The Company's ultimate customers are global vehicle manufacturers including Ford, BMW, Mazda, Volkswagen, Renault/Nissan, Daimler, General Motors, Fiat, and Jaguar/Land Rover. Ford, Renault/Nissan, Mazda, and BMW are the Company's largest ultimate customers.

The following is a summary of their percentage of net sales:

	Percentage of Total Net Sales
	December 31,
	2020	2019	2018
Ford	22%	22%	26%
Mazda	11%	14%	18%
Renault/Nissan	11%	13%	12%
BMW	11%	8%	3%

The Company typically supplies products to OEM customers through purchase orders, which are generally governed by general terms and conditions established by each OEM. Although the terms and conditions vary from customer to customer, they typically contemplate a relationship under which customers place orders for their requirements of specific components supplied for particular vehicles but are not required to purchase any minimum quantities. Individual purchase orders can be cancelled for cause, non-performance, and, in most cases, insolvency or certain change in control events. Additionally, many of our OEM customers have the option to terminate contracts for convenience; this option permits the OEM customers to impose pressure on pricing during the life of the vehicle program or issue purchase contracts for less than the duration of the vehicle program. This has the potential to reduce the Company’s profit margin and increases the risk of loss of future sales under those purchase contracts.

The Company manufactures and ships based on customer release schedules, normally provided on a weekly basis, which can vary based on OEM automotive production or dealer inventory levels. Although customer programs typically extend to future periods, and although there is an expectation that the Company will supply certain levels of OEM production in those future periods, customer agreements (including the applicable terms and conditions) do not necessarily constitute firm orders.

The price related to these products are typically negotiated on an annual basis. Any subsequent price reductions are intended to take into account expected annual cost reductions to the supplier of providing products and services to the customer, through such factors as manufacturing productivity enhancements, material cost reductions and design-related cost improvements. The Company has an aggressive cost reduction program that focuses on reducing its total costs, which are intended to offset customer price reductions. However, there can be no assurance that the Company’s cost reduction efforts will be sufficient to fully offset such price reductions. These relationships typically extend over the life of the related vehicle.

The terms and conditions generally require a warranty on products sold; in most cases, the warranty period is the same as the warranty offered by the OEM to the ultimate customer. The Company may also be required to share in all or part of recall costs if the OEM recalls vehicles for defects attributable to Visteon products.

The Company’s Competition
The automotive sector continues to remain highly competitive resulting from the ongoing industry consolidation. OEMs rigorously evaluate suppliers on the basis of financial viability, product quality, price competitiveness, technical expertise, development capability, new product innovation, reliability and timeliness of delivery, product design, manufacturing capability, flexibility, customer service, and overall management. The Company's primary independent competitors include, but are not limited to, Alpine Electronics, Aptiv PLC, Continental AG, Denso Corporation, Samsung Group, LG Corporation, Nippon Seiki, Panasonic Corporation, Hyundai Mobis, Innolux Corporation, Magneti Marelli, and Robert Bosch GmbH.
The Company’s Business Seasonality and Cyclicality

Historically, the Company’s business has been moderately seasonal because its largest North American customers typically cease production for approximately two weeks in July for model year changeovers and approximately one week in December during the winter holidays. Customers in Europe historically shut down vehicle production during a portion of August and one week in December. In China, customers typically shut down approximately one week in early October and one week in January or February.  Additionally, third-quarter automotive production is traditionally lower as new vehicle models enter production.

The Company’s Human Capital Resources, Workforce, and Employee Relations

Attract and Retain

The Company’s ability to sustain and grow its business requires the recruitment, retention and development of a highly skilled and diverse workforce. The Company’s Chief Human Resources Officer ("CHRO"), reporting directly to Chief Executive Officer ("CEO"), oversees its global talent processes to attract, develop and retain its employees. To attract the best talent, the Company offers market competitive compensation and benefits around the globe, annual and long-term incentive programs, as well as health and wellness benefits. The Company also provides a variety of resources to help its employees grow in their current roles and build new skills. Hundreds of online courses are available in the Company’s learning management system where individual development is emphasized as part of the annual goal setting process. The Company continues to build tools for leaders to develop their teams on the job and in roles to create new opportunities to learn and grow. Because retention of the employee base is significant to its business strategy, executive management discusses it with the Board of Directors on a regular basis.

Workforce

Visteon’s strength comes from a workforce of approximately 10,000 employees operating in approximately 18 countries globally. Our workforce is globally distributed and located in 26% in the Americas, 32% in Europe, 21% in China, and 21% in the Asia Pacific region. Visteon believes that all employees are leaders and expects leaders to drive operational and financial results and build strong teams.

Many of the Company’s employees are members of industrial trade unions and confederations within their respective countries. Often these organizations operate under collectively bargained contracts that are not specific to any one employer. The Company constantly works to establish and maintain positive, cooperative relations with its unions and work representatives around the world.

Diversity and Inclusion

Diversity represents an environment of open communication where the contributions of all employees are valued. As a multicultural organization, the Company embraces human differences and harnesses the power of its employees’ varied backgrounds, cultures and experiences to create a competitive edge. The Company encourages many forms of corporate communication such as global town hall employee meetings, informal small-group employee discussions, and an open-door policy so all employees have direct access to senior leadership and have the opportunity to ask questions, make suggestions, and provide input. Our goal is to create a culture where we value, respect, and provide fair treatment and equal opportunities for all employees.

Workplace Safety

The Company requires protective equipment, enforces comprehensive safety policies and procedures, and encourages its employees and leaders to continually look for ways to improve workplace safety. It has implemented and maintains a health and safety management system that is certified to the OHSAS 18001 or ISO 45001 standard. The Company provides regular health and safety reports to the Board of Directors, which during fiscal 2020, included updates on the return to work health and safety protocols globally as a result of COVID-19. To protect its employees and maintain operations during the COVID-19 pandemic, the Company implemented a number of new health-related measures including a requirement to wear face-masks at all times while on its property, temperature taking protocols, increased hygiene, cleaning and sanitizing procedures, social-distancing, restrictions on visitors to its facilities, and limiting in-person meetings.

Regulation

Visteon operates in a constantly evolving global regulatory environment and is subject to numerous and varying regulatory requirements for its product performance and material content. Visteon’s strives to identify potential regulatory and quality risks early in the design and development process and proactively manage them throughout the product lifecycle through the use of routine assessments, protocols, standards, performance measures, and audits. New regulations and changes to existing regulations are managed in collaboration with the OEM customers and implemented through Visteon’s global systems and procedures designed to ensure compliance with existing laws and regulations.

Visteon works collaboratively with a number of stakeholder groups including government agencies, its customers, and its suppliers to proactively engage in federal, state, and international public policy processes.

Environmental, Health, Safety, and Legal Matters

Visteon is involved in various lawsuits, claims and proceedings incident to the operation of its businesses, including those pertaining to product liability, environmental, safety and health, intellectual property, employment, commercial and contractual matters, and various other matters. Although the outcome of such lawsuits, claims and proceedings cannot be predicted with certainty and some may be disposed of unfavorably to Visteon, it is management's opinion that none of these will have a material adverse effect on Visteon's financial position, results of operations or cash flows. Costs related to such matters were not material to the periods presented. Further details are provided in Part II, Item 8 of this Form 10-K in Note 19, "Commitments and Contingencies," of the notes to consolidated financial statements.

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

The Company’s International Operations

Financial information about sales and net property by major geographic region can be found in Note 20, "Segment Information and Revenue Recognition," to the Company's consolidated financial statements included in Part II, Item 8 of this Form 10-K.

The Company’s Raw Materials and Suppliers

Raw materials used by the Company in the manufacture of its products include electronics components, resins, copper, and precious metals. While generally the supply of the materials used are available from numerous sources, semiconductor suppliers, and silicon wafer production is concentrated. In general, the Company does not carry inventories of raw materials in excess of those reasonably required to meet production and shipping schedules. The Company monitors its supply base and endeavors to work with suppliers and customers to mitigate the impact of potential material shortages and supply disruptions.

While the Company has not experienced any significant interruption in the supply of raw materials in 2020, it has experienced semiconductor shortages in 2021 and there can be no assurance that sufficient sources or amounts of all necessary raw materials, and specifically semiconductors, as disclosed in "Note 1, Accounting Policies," to the Company's consolidated financial statements, included in Part II, Item 8 of this Form 10-K, will be available in required volumes in the future.

The automotive supply industry is subject to inflationary pressures with respect to raw materials, which have historically placed operational and financial burdens on the entire supply chain. Accordingly, the Company continues to take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with customers include collaboration on alternative product designs and material specifications, contractual price escalation clauses, and negotiated customer recoveries. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions, and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that it will be successful in fully offsetting increased costs resulting from inflationary pressures.

The Company’s Website and Access to Available Information
The Company’s current and periodic reports filed with the United States Securities and Exchange Commission (“SEC”), including amendments to those reports, may be obtained through its internet website at www.visteon.com free of charge as soon as reasonably practicable after the Company files these reports with the SEC. A copy of the Company’s code of business conduct and ethics for directors, officers and employees of Visteon and its subsidiaries, entitled “Ethics and Integrity Policy,” the Corporate Governance Guidelines adopted by the Company’s Board of Directors and the charters of each committee of the Board of Directors are also available on the Company’s website. A printed copy of the Company’s Ethics and Integrity Policy may be requested by contacting the Company’s Investor Relations department in writing at One Village Center Drive, Van Buren Township, MI 48111; by phone (734) 710-7893; or via email at investor@visteon.com.

Item 1A.Risk Factors
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

Operations Related Risk Factors

The Company’s business, results of operations, and financial condition have been, and may continue to be, adversely affected by the recent COVID-19 pandemic

The COVID-19 pandemic poses the risk that the Company or its affiliates and joint ventures, employees, suppliers, customers, and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions, and other actions and restrictions that may be requested or mandated by governmental authorities. In addition, the Company has experienced, and may continue to experience, disruptions or delays in our supply chain as a result of such actions, which is likely to result in higher supply chain costs to us in order to maintain the supply of materials and components for our products. While the Company has implemented measures to mitigate the impact on its results of operations, there can be no assurance that these measures will be successful. The Company cannot predict the degree to, or the period over, which its financials and operations will be affected by this outbreak and preventative measures, and the effects could be material.

The Company may also experience impacts from market downturns and changes in consumer behavior related to pandemic fears and impacts on its workforce as a result of COVID-19. In the first half of 2020 the Company experienced a significant decline in demand from its customers as a result of the impact of efforts to contain the spread of COVID-19 and this pattern could repeat. In addition, some customers may choose to delay or abandon projects on which the Company provides products and/or services in response to the adverse impact of the COVID-19 pandemic. The extent to which the COVID-19 outbreak continues to impact the Company’s financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19, and the impact of COVID-19 on economic activity. Even after the COVID-19 pandemic has subsided, the Company may continue to experience adverse impacts on its business and financial performance as a result of its global economic impact, including a recession that has occurred or may occur in the future. To the extent the COVID-19 pandemic materially adversely affects the Company’s business and financial results, it may also have the effect of significantly heightening many of the other risks associated with the Company’s business, liquidity, and indebtedness.

The Company could be negatively impacted by the distress of its suppliers or other shortages

In an effort to manage and reduce the costs of purchased goods and services, the Company, like many suppliers and automakers, has been consolidating its supply base. As a result, the Company is dependent on single or limited sources of supply for certain components used in the manufacture of its products including semiconductor chips which are integral components of new vehicles and are embedded in multiple vehicle systems including automotive and cockpit electronics. The significant vehicle production slowdown in the first half of 2020 as a result of COVID-19, was followed by increased consumer demand and vehicle production schedules in the second half of 2020, particularly in the fourth quarter. This surge in demand led to a worldwide semiconductor supply shortage in early 2021, as semiconductor suppliers have been unable to rapidly reallocate production lines to serve the automotive industry. In 2021, the Company has experienced semiconductor shortages and if such shortages of semiconductors or other critical components from other suppliers continue, or worsen, it will impact the Company's ability to meet its production schedules for some of its key products or to ship such products to its customers in a timely fashion. Furthermore, unfavorable economic or industry conditions could result in financial distress within the Company's supply base, thereby increasing the risk of supply disruption.

Such disruptions could be caused by any one of a myriad of potential problems, such as closures of one of the Company’s or its suppliers’ plants or critical manufacturing lines due to strikes, mechanical breakdowns, electrical outages, fires, explosions or political upheaval, as well as logistical complications due to weather, global climate change, volcanic eruptions, or other natural or nuclear disasters, mechanical failures, delayed customs processing, the spread of an infectious disease, virus or other widespread illness and more. Additionally, as the Company grows in best cost countries, the risk for such disruptions is heightened. The lack of even a small single subcomponent necessary to manufacture one of the Company’s products, for whatever reason, could force the Company to cease production, even for a prolonged period. Similarly, a potential quality issue could force the Company to halt deliveries while it validates the products. Even where products are ready to be shipped, or have been shipped, delays may arise before they reach the customer. The Company’s customers may halt or delay production for the same reason if one of their other suppliers fails to deliver necessary components. This may cause the Company’s customers, in turn to suspend their orders, or instruct us to suspend delivery, of our products, which may adversely affect our financial performance.

If the Company were to fail to make timely deliveries in accordance with contractual obligations, the Company generally must absorb its own costs for identifying and solving the “root cause” problem as well as expeditiously producing replacement components or products. Generally, the Company must also carry the costs associated with “catching up,” such as overtime and premium freight. Additionally, if the Company is the cause for a customer being forced to halt production, the customer may seek to recoup all of its losses and expenses from the Company. These losses and expenses could be significant, and may include consequential losses such as lost profits. Any supply-chain disruption, however small, could potentially cause the complete shutdown of an assembly line of one of the Company’s customers, and any such shutdown could lead to material claims of compensation.

The Company continues to work closely with suppliers and customers to minimize any potential adverse impacts of the semiconductor supply shortage and monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules and any other supply chain inefficiencies that may arise, due to this or any other issue. However, if the Company is not able to mitigate the semiconductor shortage impact, any direct or indirect supply chain disruptions may have a material adverse impact on our financial condition, results of operations or cash flows.

The Company’s substantial international operations make it vulnerable to risks associated with doing business in foreign countries

The Company has manufacturing and distribution facilities in many foreign locations. International operations are subject to certain risks inherent in doing business abroad, including:
•changes to international trade agreements;
•local economic conditions, expropriation and nationalization, foreign exchange rate fluctuations, and currency controls;
•withholding, border, and other taxes on remittances and other payments by subsidiaries;
•investment restrictions or requirements;
•export and import restrictions, including increases in border tariffs;
•the ability to effectively enforce intellectual property rights;
•new or additional governmental sanctions on doing business with or in certain countries or with certain persons; and
•increases in working capital requirements related to long supply chains.

Additionally, the Company’s global operations may also be adversely affected by political events, domestic or international terrorist events, and hostilities or complications due to natural or other disasters. These or any further political or governmental developments or health concerns in Mexico, China, or other countries in which the Company operates could result in social, economic, and labor instability. These uncertainties could have a material adverse effect on the continuity of the Company’s business, results of operations, and financial condition.

While we have worked to mitigate any adverse impact, existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Despite recent trade negotiations between the U.S. and Chinese governments and between the U.S. and European governments, given the uncertainty regarding the scope and duration of the imposed tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., China or other countries, the Company can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful.

The Company has invested significantly and is expected to continue to invest significantly in joint ventures with other parties to conduct business in China and elsewhere in Asia. These investments may include manufacturing operations, and technical centers as well as research and development activities, to support anticipated growth in the region. If the Company is not able to strengthen existing relationships, secure additional customers, and develop market-relevant advanced driver assistance and autonomous vehicle technologies, it may fail to realize expected rates of return on these investments. The Company’s ability to repatriate funds from these joint ventures depends not only upon their uncertain cash flows and profits but also upon the terms of particular agreements with the Company’s joint venture partners and maintenance of the legal and political status quo. As a result, the Company’s exposure to the risks described above is substantial. The likelihood of such occurrences and its potential effect on the Company vary from country to country and are unpredictable. However, any such occurrences could be harmful to the Company’s business, profitability, and financial condition.

On December 31, 2020, the United Kingdom (“U.K.”) officially withdrew from the European Union (“E.U.”), commonly referred to as “Brexit”. The long-term effects of Brexit are uncertain and may adversely affect European and worldwide economic and market conditions, including vehicle production, significantly reduce global market liquidity, restrict the ability of key market participants to operate in certain financial markets, and could contribute to instability in global financial and foreign exchange markets. While the Company's overall footprint in the U.K. is not significant, the potential impacts of Brexit could adversely impact other global economies, and in particular, the European economy, a region which accounted for approximately 36% of the Company’s total net sales for the year ended December 31, 2020. The Company will continue to actively monitor the ongoing potential impacts of Brexit and will seek to minimize its impact on the Company’s business through review of its existing contractual arrangements and obligations, particularly in the European region. Any of these effects of Brexit, among others, could adversely affect the Company’s business, business opportunities, results of operations, financial condition and cash flows.

The Company’s ability to effectively operate could be hindered if it fails to attract and retain key personnel

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

The Company may incur significant restructuring charges

The Company has taken, and expects to take, restructuring actions to realign its engineering organization and to realign and resize its production capacity and cost structure to meet current and projected operational and market requirements. The extent to which these strategies will achieve the desired efficiencies and goals in 2021 and beyond is uncertain because their success depends on a number of factors, some of which are beyond the Company’s control. Charges related to these actions could have a material adverse effect on the Company's financial condition, operating results and cash flows. Moreover, there can be no assurances that any future restructuring will be completed as planned or achieve the desired results.

Work stoppages and similar events could significantly disrupt the Company’s business

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

Industry and Competition Related Risk Factors

The automotive industry is cyclical and significant declines in the production levels of the Company’s major customers could reduce the Company’s sales and harm its profitability

Demand for the Company’s products is directly related to the automotive vehicle production of the Company’s major customers. Automotive sales and production are cyclical and can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the cost and availability of credit, and other factors. Due to overall global economic conditions, including COVID-19, in 2020, the automotive industry experienced decreased global customer sales and production schedules. Compared to 2019, global light vehicle production in 2020 decreased by 5% in China, 22% in the Americas, 21% in Europe and 16% globally. As a result, the Company has experienced and may continue to experience reductions in orders from OEM customers in certain regions.

The Company must continue to develop, introduce, and achieve market acceptance of new and enhanced products in order to grow its sales in the future

The growth of the Company's business will be dependent on the demand for innovative automotive electronics products, including but not limited to advanced driver assistance and autonomous vehicle technologies. In order to increase sales in current markets and gain entry into new markets, the Company must innovate to maintain and improve existing products, including software, while successfully developing and introducing distinctive new and enhanced products that anticipate changing customer and consumer preferences and capitalize upon emerging software technologies. However, the Company may experience difficulties that delay or prevent the development, introduction, or market acceptance of its new or enhanced products, or undiscovered software errors, bugs, and defects in its products may injure the Company's reputation. Furthermore, these new technologies have also attracted increased competition from outside the traditional automotive industry, and any of these competitors may develop and introduce technologies that gain greater customer or consumer acceptance, which could adversely affect the future growth of the Company.

The Company may not realize sales represented by awarded business

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

The discontinuation or loss of business, or lack of commercial success, with respect to a particular product for which the Company is a significant supplier could reduce the Company’s sales and harm its profitability

Although the Company has purchase orders from many of its customers, these purchase orders generally provide for the supply of a customer’s annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer’s requirements for the life of a particular vehicle model, rather than for the purchase of a specific quantity of products. In addition, certain customers have communicated an intent to manufacture components internally that are currently produced by outside suppliers, such as the Company. If the Company's OEM customers successfully insource products currently manufactured by the Company the discontinuation or loss of business for products which the Company is a significant supplier, could reduce the Company’s sales and harm the Company’s profitability.

Escalating price pressures from customers may adversely affect the Company’s business

Downward pricing pressures by automotive manufacturers, while characteristic of the automotive industry, are increasing. Virtually all automakers have implemented aggressive price-reduction initiatives and objectives each year with their suppliers, and such actions are expected to continue in the future. In addition, estimating such amounts is subject to risk and uncertainties because any price reductions are a result of negotiations and other factors. Accordingly, suppliers must be able to reduce their operating costs in order to maintain profitability. The Company has taken steps to reduce its operating costs and other actions to offset customer price reductions; however, price reductions have impacted the Company’s sales and profit margins and are expected to continue to do so in the future. If the Company is unable to offset customer price reductions in the future through improved operating efficiencies, new manufacturing processes, sourcing alternatives, and other cost-reduction initiatives, the Company’s results of operations and financial condition will likely be adversely affected.

The Company is highly dependent on Ford Motor Company and decreases in this customer’s vehicle production volumes would adversely affect the Company

Ford is one of the Company’s largest ultimate customers and accounted for 22%, 22% and 26% of sales in 2020, 2019 and 2018, respectively. Accordingly, any change in Ford's vehicle production volumes may have a significant impact on the Company’s sales volume and profitability.

Product Related Risk Factors

The Company's inability to effectively manage the timing, quality, and costs of new program launches could adversely affect its financial performance

In connection with the award of new business, the Company often obligates itself to deliver new products and services that are subject to its customers’ timing, performance, and quality standards. Additionally, as a Tier 1 supplier, the Company must effectively coordinate the activities of numerous suppliers in order to launch programs successfully. Given the complexity of new program launches, especially involving new and innovative technologies, the Company may experience difficulties managing product quality, timeliness, and associated costs. In addition, new program launches require a significant ramp up of costs; however, the sales related to these new programs generally are dependent upon the timing and success of the introduction of new vehicles by the Company's customers. The Company's inability to effectively manage the timing, quality, and costs of these new program launches could adversely affect its results of operations, financial condition, and cash flows from operations.

Warranty claims, product liability claims, and product recalls could harm the Company’s business, results of operations, and financial condition

The Company faces the inherent business risk of exposure to warranty and product liability claims in the event that its products fail to perform as expected or such failure results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of the Company’s designed products are defective or are alleged to be defective, the Company may be required to participate in a recall campaign. The Company’s products contain increasingly significant amounts of software and a successful cyberattack on such products could cause materially adverse effects on the Company’s business, results of operations, and reputation. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, automakers are increasingly expecting them to warrant their products and are increasingly looking to suppliers for contributions when faced with product liability claims or recalls. A successful warranty or product liability claim against the Company in excess of its available insurance coverage and established reserves, or a requirement that the Company participate in a product recall campaign, could have materially adverse effects on the Company’s business, results of operations, and financial condition.

Developments or assertions by or against the Company relating to intellectual property rights could materially impact its business

The Company owns significant intellectual property, including a number of patents, trademarks, copyrights, and trade secrets and is involved in numerous licensing arrangements. The Company’s intellectual property plays an important role in maintaining its competitive position in a number of the markets served. The Company may utilize intellectual property in its products that requires a license from a third-party. While the Company believes that such licenses generally can be obtained, there is no assurance that the necessary licenses can be obtained on commercially acceptable terms or at all. Failure to obtain the right to use third-party intellectual property could preclude the Company from selling certain products and have materially adverse effects on the Company’s business, results of operations, and financial condition. Developments or assertions by or against the Company relating to intellectual property rights could materially impact the Company’s business.

The Company also derives significant revenue from countries outside the U.S. (including China) and significant intellectual property assets are licensed to joint ventures and customers in foreign jurisdictions. While the Company is not aware of any material intellectual property theft or forced transfer and believes it has appropriate protections in place, if such action were to occur it could materially and adversely affect the Company’s business, results of operations, and financial condition. In addition, the Company has continued to see an increase in patent claims related to connectivity-enabled products where other patent-holding companies are seeking royalties and often enter into litigation based on patent infringement allegations. Significant technological developments by others also could materially and adversely affect the Company’s business, results of operations, and financial condition.

Privacy and security concerns relating to the Company's current or future products and services could damage its reputation and deter current and potential users from using them

The Company may gain access to sensitive, confidential, or personal data or information that is subject to privacy and security laws, regulations, and customer-imposed controls. Concerns about the Company's practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded, could damage its reputation and adversely affect its operating results.

Furthermore, regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning cybersecurity and data protection. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe, and elsewhere are often uncertain and in flux. Complying with these various laws could cause the Company to incur substantial costs.

Tax Related Risk Factors

The Company’s expected annual effective tax rate could be volatile and could materially change as a result of changes in mix of earnings and other factors

Changes in the Company’s debt and capital structure, among other items, may impact its effective tax rate. The Company is in a position whereby losses incurred in certain tax jurisdictions generally provide no current financial statement benefit. In addition, certain jurisdictions have statutory rates greater than or less than the United States statutory rate. As such, changes in the mix and source of earnings between jurisdictions could have a significant impact on the Company’s overall effective tax rate in future periods. Changes in tax law and rates, changes in rules related to accounting for income taxes, or adverse outcomes from tax audits that are regularly in process in any of the jurisdictions in which the Company operates could also have a significant impact on the Company’s overall effective rate in future periods.

The Company may not be able to fully utilize its U.S. net operating losses and other tax attributes

The Company has net operating losses ("NOLs") and other tax attributes which could be limited if there is a subsequent change of ownership. If the Company were to have a change of ownership within the meaning of IRC Sections 382 and 383, its NOLs and other tax attributes could be limited to an amount equal to its market capitalization at the time of the ownership change multiplied by the federal long-term tax exempt rate. The Company cannot provide any assurance that such an ownership change will not occur, in which case the availability of the Company's NOLs and other tax attributes could be significantly limited or possibly eliminated. Certain tax benefit preservation provisions of its corporate documents could delay or prevent a change of control, even if that change would be beneficial to stockholders.

Recent changes in the U.S. federal income tax rules could adversely affect us and our shareholders

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law, making significant changes to the U.S. Internal Revenue Code. Changes included, but were not limited to, a corporate income tax rate decrease, the migration from a worldwide tax system to a territorial tax system with a one-time transition tax on cumulative post-1986 foreign earnings, a modification of the characterization and treatment of certain intercompany transactions, and the creation of a new U.S. corporate minimum tax on certain earnings of foreign subsidiaries. Any future changes in U.S. federal income tax rules could adversely impact Visteon’s financial results.

Market Related Risk Factors

The Company is subject to significant foreign currency risks and foreign exchange exposure

As a result of Visteon's global presence, a significant portion of the Company's revenues and expenses is denominated in currencies other than the U.S. dollar. The Company is therefore subject to foreign currency risks and foreign exchange exposure. The Company's primary exposures are to the euro, Chinese renminbi, Brazilian real, Indian rupee, and Bulgarian lev. While the Company employs financial instruments to mitigate transactional foreign exchange exposure, including multi-year contracts, exchange rates are difficult to predict and such actions may not completely insulate the Company from those exposures. As a result, volatility in certain exchange rates could adversely impact Visteon financial results and comparability of results from period to period.

General Risk Factors

A disruption in the Company's information technology systems could adversely affect its business and financial performance

The Company relies on the accuracy, capacity, and security of its information technology systems as well as those of its customers, suppliers, partners, and service providers to conduct its business. Despite the security and risk-prevention measures the Company has implemented, the Company's systems could be breached, damaged, or otherwise interrupted by a system failure, cyber-attack, malicious computer software (malware), unauthorized physical or electronic access, or other natural or man-made incidents or disasters. The Company is also susceptible to security breaches that may go undetected. Such a breach or interruption could result in business disruption, theft of the Company intellectual property or trade secrets, and unauthorized access to personnel information. To the extent that business is interrupted or data is lost, destroyed, or inappropriately used or disclosed, such disruptions could adversely affect the Company’s competitive position, relationships with customers, financial condition, operating results, and cash flows.

The Company is involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse effect on its business, results of operations, and financial position

The Company is involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes (including disputes with suppliers), intellectual property matters, personal injury claims, and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse impact on the Company’s profitability and financial position.

Climate change, climate change regulations and greenhouse effects could adversely impact the Company’s operations and markets

Climate change and its association with greenhouse gas emissions is receiving increased attention from the scientific and political communities. The U.S. federal government, certain U.S. states, and certain other countries and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions from certain sectors including automotive. Failure to comply with any legislation or regulation could potentially result in substantial fines, criminal sanctions, or operational changes. Moreover, even without such legislation or regulation, increased awareness of, or any adverse publicity regarding, the effects of greenhouse gases could harm the Company’s reputation or reduce customer demand for our products and services.

Legislation to address global climate change, including but not limited to CO2 emission restrictions in Europe, may lead to early termination of current production contracts and/or reduced vehicle sales.

Additionally, as severe weather events become increasingly common, operations of the Company, its customers, and/or suppliers may be disrupted, which could result in increased operational costs or reduced demand for products and services. While the Company has invested in administration of programs and physical loss prevention improvements to mitigate the risk of natural disasters causing disruption to its ability to serve its customers and communities in times of need, extended periods of disruptions could have an adverse effect on its results of operations.

The Company’s pension expense and funding levels of pension plans could materially deteriorate or the Company may be unable to generate sufficient excess cash flow to meet increased pension benefit obligations

The Company’s assumptions used to calculate pension obligations as of the annual measurement date directly impact the expense to be recognized in future periods. While the Company’s management believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension obligations and future expense. For more information on sensitivities to changing assumptions, please see “Critical Accounting Estimates” in Item 7 and Note 12, “Employee Benefit Plans” in Part II, Item 8 of this Form 10-K.

Item 1B.    Unresolved Staff Comments

None

Item 2.    Properties

The Company's principal executive offices are located in Van Buren Township, Michigan. At December 31, 2020, the Company and its consolidated subsidiaries owned or leased approximately:

•30 corporate offices, technical and engineering centers and customer service centers in 14 countries around the world, all of which were leased. .
•15 Electronics manufacturing and/or assembly facilities in Mexico, Portugal, Russia, Slovakia, Tunisia, India, Japan, China, Thailand, and Brazil, of which 12 were leased and 3 were owned.
In addition, the Company's non-consolidated affiliates operate approximately 6 manufacturing and/or assembly locations, primarily in the Asia Pacific region. The Company considers its facilities to be adequate for its current uses.

Item 3.Legal Proceedings

Certain legal proceedings in which the Company is involved are discussed in Note 19, "Commitments and Contingencies" to the Company's consolidated financial statements included in Part II, Item 8 of this Form 10-K, "Financial Statements and Supplementary Data" and should be considered an integral part of Part I, Item 3, "Legal Proceedings."

Item 4.Mine Safety Disclosures

None

Item 4A. Information about Executive Officers and Key Employees
The following table shows information about the executive officers of the Company and other key employees as of February 1, 2021:

Name	Age	Position
Sachin S. Lawande	53	Director, President and Chief Executive Officer
Jerome J. Rouquet	53	Senior Vice President and Chief Financial Officer
Abigail S. Fleming	39	Vice President and Chief Accounting Officer
Matthew M. Cole	51	Senior Vice President, Product Delivery
Jochen Ladwig	47	Senior Vice President, Global Quality and Procurement
Brett D. Pynnonen	52	Senior Vice President and General Counsel
Joao Paulo Ribeiro	51	Senior Vice President, Operations and Supply Chain
Kristin E. Trecker	55	Senior Vice President and Chief Human Resources Officer
Robert R. Vallance	60	Senior Vice President, Customer Business Groups

Sachin S. Lawande has been Visteon’s Chief Executive Officer, President and a director of the Company since June 29, 2015. Before joining Visteon, Mr. Lawande served as Executive Vice President and President, Infotainment Division of Harman International Industries, Inc., an automotive supplier, from July 2013 to June 2015. From July 2011 to June 2013, he served as Executive Vice President and President of Harman’s Lifestyle Division, and from July 2010 to June 2011 as Executive Vice President and Co-President, Automotive Division. Prior to that he served as Harman’s Executive Vice President and Chief Technology Officer since February 2009. Mr. Lawande joined Harman International in 2006, following senior roles at QNX Software Systems and 3Com Corporation. He also serves on the board of directors of Cognex Corporation, a leading worldwide provider of machine vision products that are widely used in automotive, consumer electronics, life sciences and logistics industries. Within the last five years, he also served on the board of directors of DXC Technology Company.
Jerome J. Rouquet has been Visteon’s Senior Vice President and Chief Financial Officer since February 2020 (after joining the Company as Senior Vice President, Finance in January 2020). Prior to that, he held leadership roles of increasing responsibility at Federal-Mogul (a global supplier of automotive and industrial products), including Senior Vice President and Chief Financial Officer from January 2016 to September 2018, Chief Accounting Officer and Controller from July 2010 to January 2016, and Finance Director from March 1999 to July 2010. Following the acquisition of Federal-Mogul by Tenneco, Inc., he most recently served as Senior Vice President Finance, Motorparts from October 2018 to December 2019. From 1990 to 1996, Mr. Rouquet served in various roles at Imaje SA, from Logistics Manager to Financial Controller.
Abigail S. Fleming has been Visteon’s Vice President and Chief Accounting Officer since joining the Company in August 2020. Prior to joining Visteon, Ms. Fleming was Executive Director and Assistant Controller of Tenneco Inc. (formerly Federal-Mogul, LLC), an automotive supplier, from March 2017 to August 2020, and Director, Capital Markets and Accounting Advisory Services at PricewaterhouseCoopers LLP from March 2015 to March 2017. Ms. Fleming began her career at PricewaterhouseCoopers in August 2004, and is a certified public accountant.
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
Joao Paulo Ribeiro has been Visteon’s Senior Vice President, Manufacturing and Supply Chain since March 2020. Prior to that, he was Vice President, Manufacturing Operations since March 2014, and Managing Director, European Operations from October 2010 to March 2014. During his career with Visteon and Ford Motor Company, he has held management positions of increasing responsibility in manufacturing and operations.

Kristin E. Trecker has been Visteon’s Senior Vice President and Chief Human Resources Officer ("CHRO") since joining the Company in May 2018. Before joining Visteon, she served as Executive Vice President and CHRO for Integer Holdings Corp. (formerly Greatbatch, Inc.), a medical device outsource manufacturer, from November 2015 to May 2017, and as Senior Vice President and CHRO of MTS Systems Corp., a global engineering firm, from February 2012 to October 2015. Prior to that Ms. Trecker spent 16 years with Lawson Software, Inc. in roles of increasing responsibility, ranging from Director of Compensation and Benefits to Senior Vice President of Human Resources.

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

Part II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of February 11, 2021, the Company had 27,915,661 shares of its common stock, $0.01 par value per share, outstanding, which were owned by 3,384 shareholders of record.
No dividends were paid by the Company on its common stock during the years ended December 31, 2020 and 2019. The Company’s Board evaluates the Company’s dividend policy based on all relevant factors. The Company’s credit agreements limit the amount of cash payments for dividends that may be made. Additionally, the ability of the Company’s subsidiaries to transfer assets is subject to various restrictions, including regulatory requirements and governmental restraints.
No sales of the Company’s common stock were made by or on behalf of the Company or an affiliated purchaser during the fourth quarter of 2020.
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

Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2015, through December 31, 2020, for Visteon's existing common stock, the S&P 500 Index and the Dow Jones U.S. Auto Parts Index. The graph below assumes that $100 was invested on December 31, 2015, in each of the Company's common stock, the stocks comprising the S&P 500 Index and the stocks comprising the Dow Jones U.S. Auto Parts Index, and that all that dividends have been reinvested.

$350
$300
$250
$200
$150
$100
$50
$0
2015
2016
2017
2018
2019
2020
Visteon
Dow Jones U.S. Auto and Parts Index
S&P 500

	December 31, 2015	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020
Visteon Corporation	$100.00	$121.14	$188.69	$90.89	$130.56	$189.26
Dow Jones U.S. Auto & Parts Index	$100.00	$99.16	$118.75	$89.79	$108.33	$327.60
S&P 500	$100.00	$109.54	$130.81	$122.65	$158.07	$183.77
The above comparisons are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's common stock or the referenced indices.
Item 6. Selected Financial Data
None

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition, and cash flows of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s consolidated financial statements and related notes appearing in Item 8 of this Form 10-K “Financial Statements and Supplementary Data”.

Executive Summary
Strategic Priorities
Visteon is a global automotive supplier that designs, engineers and manufactures innovative automotive electronics and connected car solutions for the world’s major vehicle manufacturers. The automotive electronics market is expected to grow faster than underlying vehicle production volumes as the vehicle shifts from analog to digital and towards device and cloud connectivity, electric vehicles, and more advanced safety features.
The Company has laid out the following strategic priorities:
•Technology Innovation - The Company is an established global leader in cockpit electronics and is positioned to provide solutions as the industry transitions to the next generation automotive cockpit experience. The cockpit is becoming fully digital, connected, automated, learning, and voice enabled. Visteon's broad portfolio of cockpit electronics technology, the industry's first wireless battery management system, and the development of the DriveCore™ advanced safety platform positions Visteon to support these macro trends in the automotive industry.
•Long-Term Growth and Margin Expansion - The Company has continued to win business at a rate that exceeds current sales levels by demonstrating product quality, technical and development capability, new product innovation, reliability, timeliness, product design, manufacturing capability, and flexibility, as well as overall customer service.
•Enhance Shareholder Returns - The Company has returned approximately $3.3 billion to shareholders since 2015 through a combination of ongoing share repurchases and a onetime $1.75 billion special distribution in 2016.

Financial Results

The pie charts below highlight the sales breakdown for Visteon for the year ended December 31, 2020.

*Regional sales are based on the geographic region where sale originates and not where customer is located (excludes inter-regional eliminations).
Global Automotive Market Conditions and Production Levels

During 2020 global light vehicle production decreased 16.2% as compared to 2019 primarily due to closed or significantly reduced production at manufacturing facilities due to COVID-19.

Light vehicle production levels for 2020 and 2019 by geographic region are provided below:

	Light Vehicle Production
(In millions)	2020	2019	Change
Global	74.5	88.9	(16.2)%
China	23.6	24.7	(4.5)%
Other Asia-Pacific	17.3	21.5	(19.5)%
Europe	16.6	21.1	(21.3)%
Americas	15.3	19.6	(21.9)%
Other	1.7	2.0	(15.0)%
Source: IHS Automotive, January 2021
The automotive industry was negatively impacted in 2020 by the COVID-19 pandemic, with industry production coming to a stop at most locations at varying times throughout the first half of the year, followed by a faster than anticipated recovery in the second half of the year.

This recovery has led to a worldwide semiconductor supply shortage in early 2021, as semiconductor suppliers have been unable to rapidly reallocate production lines to serve the automotive industry. The magnitude of the impact on the Company's 2021 financial statements and results of operations and cash flows will depend on the semiconductor supply shortage, related plant production schedules and supply chain impacts.

Company Highlights

Visteon proactively implemented actions early in 2020 focused on actively generating cash and aggressively adjusting its cost base. To mitigate the impact caused by the COVID-19 pandemic, Visteon implemented a series of restructuring programs, introduced strict cost controls, reduced discretionary spending, and enacted a temporary salary reduction for all salaried employees. In addition, Visteon implemented a comprehensive set of safety protocols to protect the health and safety of employees and manufactured and donated approximately 50,000 protective face shields to front line workers around the world.
As a result, Adjusted EBITDA (a non-U.S. GAAP financial measure, as defined in Note 20, "Segment Information and Revenue Recognition" to the Company's consolidated financial statements included in Item 8 of this Form 10-K) was $192 million or 7.5% of net sales for the year ended December 31, 2020. As of December 31, 2020, cash, equivalents, and restricted cash was $500 million and debt was $349 million, equating to a net cash position of $151 million.
Visteon also made significant progress towards its long-term strategic priorities of technology innovation, long-term growth, and margin expansion. In 2020, Visteon continued to set the groundwork for sustainable market out-performance driven by new business wins and new product launches. For the full-year, Visteon was awarded $4.6 billion in new business and 55 new product launches, despite the challenges caused by COVID-19.
Visteon also continued to enhance its technology capabilities through its software platform strategy, which creates scalable, cost-efficient, and quick to market products while also introducing innovative new products. In 2020, Visteon introduced the industry’s first wireless battery management system, which replaces wired connections between the subsystems with highly secure and reliable wireless communication technology. This solution supports multiple charging protocols with a safe, modular, and scalable design to meet OEM cost, weight, battery pack configuration, and packaging requirements.

The Company's consolidated results of operations for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
(In millions)	2020	2019	Change
Net sales	$2,548	$2,945	$(397)
Cost of sales	(2,303)	(2,621)	318
Gross margin	245	324	(79)
Selling, general and administrative expenses	(193)	(221)	28
Restructuring expense, net	(76)	(4)	(72)
Interest expense, net	(11)	(9)	(2)
Equity in net income of non-consolidated affiliates	6	6	—
Other income, net	9	10	(1)
Income (loss) before income taxes	(20)	106	(126)
Provision for income taxes	(28)	(24)	(4)
Net income (loss) from continuing operations	(48)	82	(130)
Net income (loss) from discontinued operations, net of tax	—	(1)	1
Net income (loss)	(48)	81	(129)
Net (income) loss attributable to non-controlling interests	(8)	(11)	3
Net income (loss) attributable to Visteon Corporation	$(56)	$70	$(126)
Adjusted EBITDA*	$192	$234	$(42)

* Adjusted EBITDA is a Non-U.S. GAAP financial measure, as defined in Note 20, "Segment Information and Revenue Recognition" to the Company's consolidated financial statements included in Item 8 of this Form 10-K.

Results of Operations - 2020 Compared with 2019

Net Sales and Cost of Sales

(In millions)	Net Sales	Cost of Sales	Gross Margin
December 31, 2019	$2,945	$(2,621)	$324
Volume, mix, and net new business	(318)	128	(190)
Customer pricing, net	(58)	—	(58)
Currency	(13)	5	(8)
Engineering costs, net	—	93	93
Cost performance, design changes and other	(8)	92	84
December 31, 2020	$2,548	$(2,303)	$245

Net sales for the year ended December 31, 2020 totaled $2,548 million, which represents a decrease of $397 million compared with 2019. Unfavorable volumes, primarily due to the impacts of COVID-19, and mix, partially offset by net new business, decreased net sales by $318 million. Customer pricing decreased net sales by $58 million. Unfavorable currency decreased net sales by $13 million, primarily attributable to the euro, Chinese renminbi, Brazilian real and Indian rupee. Other cost performance, primarily related to design changes, reduced sales by $8 million.

Cost of sales decreased $318 million for the year ended December 31, 2020, when compared with 2019. Lower volumes, primarily due to the impacts of COVID-19, partially offset by unfavorable product mix, decreased cost of sales by $128 million. Engineering costs, excluding currency, decreased cost of sales by $93 million. Foreign currency decreased cost of sales by $5 million primarily attributable to the euro, Chinese renminbi, Indian rupee, Brazilian real, and Bulgarian lev. Favorable cost performance including material design, usage, and economics decreased cost of sales by $92 million.

A summary of net engineering costs is shown below:

	Year Ended December 31,
(In millions)	2020	2019
Gross engineering costs	$(335)	$(440)
Engineering recoveries	134	140
Engineering costs, net	$(201)	$(300)

Gross engineering includes program development costs and advanced engineering activities, excluding contractually reimbursable engineering costs. Net engineering costs of $201 million for the year ended December 31, 2020, including the impacts of currency, were $99 million lower than 2019, primarily related to short-term and long-term cost reduction initiatives including the benefits of previously announced restructuring actions implemented to optimize the structure while supporting future growth.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $193 million, or 7.6% of net sales, and $221 million, or 7.5% of net sales, during the years ended December 31, 2020 and 2019, respectively. The decrease of $28 million is primarily related to temporary salary reductions in 2020, other cost reduction initiatives, and the impacts of previously announced restructuring actions.
Restructuring Expense, Net
Restructuring actions initiated during 2020 include the following:
•In January, the Company approved a plan primarily related to European engineering and administrative functions to improve the Company’s efficiency and rationalize its footprint. The Company incurred $26 million of net restructuring expense for cash severance, retention, and termination costs related to this plan.
•In March, the Company approved a global restructuring plan impacting engineering, administrative and manufacturing functions to improve the Company’s efficiency and rationalize its footprint. The Company incurred $16 million of net restructuring expense for cash severance, retention, and termination costs related to this plan.
•In September, the Company approved a plan to respond to COVID-19 impacts while at the same time improving efficiency and rationalizing the Company’s footprint. The Company has incurred $32 million of net restructuring expense related to this plan.

•In December, the Company approved a plan related to engineering, administrative, and manufacturing functions in Asia to improve the Company's efficiency and rationalize its footprints. The Company has incurred $2 million in restructuring costs relation to this plan.
During 2019, the Company recorded approximately $4 million of net restructuring expenses related to end of life of certain products and the optimization of certain operations.

Interest Expense, Net

Net interest expense for the year ended December 31, 2020, was $11 million, representing an increase of $2 million as compared to 2019. The increase is primarily due to the first quarter 2020 borrowing of $400 million under the Company's revolving credit facility. The Company fully repaid the amount borrowed during the third quarter of 2020 following stronger than expected industry recovery and improved Company performance.

Equity in Net Income of Non-Consolidated Affiliates
Equity in net income of non-consolidated affiliates was $6 million for the years ended December 31, 2020 and 2019.
Other Income, Net
Other income, net consists of the following:

	Year Ended December 31,
(In millions)	2020	2019
Pension financing benefits, net	$14	$10
Pension settlement charge	(5)	—
	$9	$10

During 2020, the Company transferred a portion of the benefit obligation related to its defined benefit U.S. pension plan to a third-party issuer. The transaction met the criteria for settlement accounting, and accordingly the Company recognized a $5 million pension settlement charge in the fourth quarter of 2020.

Income Taxes

The Company's provision for income taxes was $28 million for year ended December 31, 2020 and reflects income tax expense related to those countries where the Company is profitable; accrued withholding taxes; ongoing assessments related to the recognition and measurement of uncertain tax benefits; the inability to record a tax benefit for pretax losses (including the U.S.) and/or recognize tax expense for pretax income in certain jurisdictions due to valuation allowances; and other non-recurring tax items.
The Company's provision for income taxes increased $4 million for the year ended December 31, 2020, compared with 2019. The increase in tax expense reflects the reassessment of the 2020 valuation allowances in connection with the realization of deferred tax assets in Germany and Brazil, as well as the non-recurrence of a 2019 discrete income tax valuation allowance release in Germany, resulting in an increase in income tax expense of $19 million. Other changes in the Company’s deferred tax asset valuation allowances did not materially impact net tax expense during the years ended December 31, 2020 or 2019. The increases described above were partially offset by approximately $15 million decrease in income tax expense primarily due to changes in the mix of earnings and differing tax rates between jurisdictions which reflects the overall decrease in earnings in jurisdictions where the Company is profitable and withholding taxes.

Discontinued Operations

During 2019, the Company recorded a $1 million charge for legal expenses related to former employees at a closed plant in Brazil.

Net Income (Loss) Attributable to Visteon

Net loss attributable to Visteon was $56 million for the year ended December 31, 2020, compared to net income of $70 million for 2019. The decrease of $126 million is related to a decrease in gross margin of $79 million, higher restructuring expense of $72 million, and higher provision for income taxes of $4 million. These decreases were partially offset by lower selling, general and administrative expense of $28 million, and lower other income, net of $1 million.
Adjusted EBITDA
Adjusted EBITDA was $192 million for the year ended December 31, 2020, representing a decrease of $42 million when compared with Adjusted EBITDA of $234 million for 2019. Unfavorable volumes, primarily due to the impacts of COVID-19, and mix reduced Adjusted EBITDA by $190 million. Foreign currency decreased Adjusted EBITDA by $7 million, primarily attributable to the euro, Chinese renminbi, Brazilian real and Japanese yen, partially offset by the Mexican peso and Bulgarian lev. Lower net engineering costs, excluding currency, increased Adjusted EBITDA by $93 million. Favorable cost performance of $128 million, including material, design, and usage economics, lower manufacturing costs, lower selling and general and administrative expenses more than offset annual customer pricing of $58 million.

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
(In millions)	2020	2019	Change
Net income (loss) attributable to Visteon Corporation	$(56)	$70	$(126)
Depreciation and amortization	104	100	4
Restructuring expense, net	76	4	72
Provision for income taxes	28	24	4
Non-cash, stock-based compensation expense	18	17	1
Interest expense, net	11	9	2
Net (income) loss attributable to non-controlling interests	8	11	(3)
Net income (loss) from discontinued operations, net of tax	—	1	(1)
Equity in net income of non-consolidated affiliates	(6)	(6)	—
Other, net	9	4	5
Adjusted EBITDA	$192	$234	$(42)

The Company's consolidated results of operations for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31,
(In millions)	2019	2018	Change
Net sales	$2,945	$2,984	$(39)
Cost of sales	(2,621)	(2,573)	(48)
Gross margin	324	411	(87)
Selling, general and administrative expenses	(221)	(193)	(28)
Restructuring expense, net	(4)	(29)	25
Interest expense, net	(9)	(7)	(2)
Equity in net income of non-consolidated affiliates	6	13	(7)
Other income, net	10	21	(11)
Income (loss) before income taxes	106	216	(110)
Provision for income taxes	(24)	(43)	19
Net income (loss) from continuing operations	82	173	(91)
Net (income) loss from discontinued operations, net of tax	(1)	1	(2)
Net income (loss)	81	174	(93)
Net income attributable to non-controlling interests	(11)	(10)	(1)
Net income (loss) attributable to Visteon Corporation	$70	$164	$(94)
Adjusted EBITDA*	$234	$330	$(96)

* Adjusted EBITDA is a Non-U.S. GAAP financial measure, as defined in Note 20, "Segment Information and Revenue Recognition" to the Company's consolidated financial statements included in Item 8 of this Form 10-K.

Results of Operations - 2019 Compared with 2018

Net Sales and Cost of Sales

(In millions)	Net Sales	Cost of Sales	Gross Margin
December 31, 2018	$2,984	$(2,573)	$411
Volume, mix, and net new business	22	(91)	(69)
Currency	(59)	47	(12)
VFAE consolidation	38	(32)	6
Customer pricing and other	(71)	—	(71)
Engineering cost, net	—	(21)	(21)
Cost performance	31	49	80
December 31, 2019	$2,945	$(2,621)	$324

Net sales for the year ended December 31, 2019 totaled $2,945 million, which represents a decrease of $39 million compared with 2018. Unfavorable currency decreased net sales by $59 million, primarily attributable to the euro, Chinese renminbi, Brazilian real and Indian rupee. Net new business, partially offset by unfavorable volumes and mix, increased net sales by $22 million. Mix reflects the Company-specific content across programs. The consolidation of a previously non-consolidated affiliate, Changchun Visteon FAWAY Auto Electronics Co., Ltd, ("VFAE"), during the third quarter 2018 increased net sales $38 million. Other reductions, primarily associated with customer pricing, decreased net sales by $71 million. Design changes and other revenue claims increased net sales by $31 million.

Cost of sales increased $48 million for the year ended December 31, 2019, when compared with 2018. Net new business and mix, partially offset by unfavorable volumes, increased cost of sales by $91 million. Foreign currency decreased cost of sales by $47 million primarily attributable to the euro, Chinese renminbi, Indian rupee, Brazilian real, and Bulgarian lev. Engineering costs, excluding currency and the consolidation of VFAE, increased cost of sales by $21 million. Favorable cost performance including material, design and usage economics, decreased cost of sales by $49 million in 2019. The consolidation of VFAE during 2018 increased cost of sales $32 million.

A summary of net engineering costs is shown below:

	Year Ended December 31,
(In millions)	2019	2018
Gross engineering costs	$(440)	$(431)
Engineering recoveries	140	145
Engineering costs, net	$(300)	$(286)
Gross engineering includes program development costs and advanced engineering activities, excluding contractually reimbursable engineering costs. Net engineering costs, of $300 million for the year ended December 31, 2019, including the impacts of currency and the consolidation of VFAE, were $14 million higher than 2018, primarily related to costs to support the Company's new business wins.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $221 million, or 7.5% of net sales, and $193 million, or 6.5% of net sales, during the years ended December 31, 2019 and 2018, respectively. The increase of $28 million is related to higher stock compensation expense due to the 2018 resolution of a legal matter as further described in Note 19, "Commitments and Contingencies," to the Company's consolidated financial statements included in Item 8 of this Form 10-K, along with higher incentive compensation costs, bad debt expense, personnel costs, and the consolidation of VFAE, partially offset by favorable currency.

Restructuring Expense, Net
During the first quarter of 2019, the Company approved a restructuring program impacting two European manufacturing facilities due to the end of life of certain product lines. During the year ended December 31, 2019, the Company recorded net restructuring expense of $2 million related to this program.
During the third quarter of 2018, the Company approved a restructuring program impacting engineering and administrative functions to optimize operations. During the years ended December 31, 2019 and December 31, 2018, the Company recorded net restructuring expense of $1 million and $19 million related to this program.
During the second quarter of 2018, the Company approved a restructuring program impacting legacy employees at a South America facility and employees at North America manufacturing facilities due to the wind-down of certain products. During, the years ended December 31, 2019 and December 31, 2018, the Company recorded net restructuring expense of $1 million and $5 million related to this plan.
During 2016, the Company approved a restructuring program impacting engineering and administrative functions to further align the Company's footprint with its core product technologies and customers. During the year ended December 31, 2018, the Company recorded net restructuring expense of $5 million related to this program.
During the year ended December 31, 2018, the Company recorded approximately $1 million associated with a former European Interiors facility related to settlement of employee severance litigation.
Interest Expense, Net

Net interest expense for the year ended December 31, 2019, was $9 million, representing an increase of $2 million when compared to 2018. The increase is primarily due to lower interest income on short-term investments.

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

	Year Ended December 31,
(In millions)	2019	2018
Pension financing benefits, net	$10	$13
Transformation initiatives	—	4
Gain on non-consolidated affiliate transactions, net	—	4
	$10	$21

Transformation initiatives during the year ended December 31, 2018 include a $4 million benefit related to the resolution of a legal matter as further described in Note 19, "Commitments and Contingencies" to the Company's consolidated financial statements included in Item 8 of this Form 10-K.

On September 1, 2018, Visteon acquired an additional 1% ownership interest in VFAE, a former non-consolidated affiliate, resulting in a total 51% controlling interest and a non-cash gain of $4 million as further described in Note 2, "Discontinued Operations" to the Company's consolidated financial statements included in Item 8 of this Form 10-K.

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

Other changes in the Company’s deferred tax asset valuation allowances did not materially impact net tax expense during the years ended December 31, 2019 or 2018. These decreases in the tax provision were partially offset by the $8 million increase in tax expense related to uncertain tax positions, primarily attributable by the non-recurrence of a $6 million income tax benefit in connection with uncertain tax positions related to goodwill tax amortization at an affiliate in Asia, and $2 million income tax expense primarily related to certain transfer pricing positions taken between affiliates in Europe and the U.S.

Discontinued Operations
During 2019, the Company recorded a $1 million charge for legal expenses related to former employees at a closed plant in Brazil.

During the first quarter of 2018, the Company recognized a $3 million benefit related to the resolution of a legal matter as further described in Note 19, "Commitments and Contingencies" in the Company's consolidated financial statements included in Item 8 of this Form 10-K. During 2018 the Company recorded a $4 million charge for legal expenses related to former employees at a closed plant in Brazil.

The Company recorded a $4 million income tax benefit during 2018 related to uncertain tax positions in connection with the Climate transaction, resulting from statute expiration.

Net Income
Net income attributable to Visteon was $70 million for the year ended December 31, 2019, compared to net income of $164 million for 2018. The decrease of $94 million includes a decrease in gross margin of $87 million, higher selling, general and administrative expense of $28 million, lower other income, net of $11 million, and lower equity in net income of non-consolidated affiliates of $7 million. These decreases were partially offset by lower restructuring expense of $25 million, and lower provision for income taxes of $19 million.

Adjusted EBITDA
Adjusted EBITDA was $234 million for the year ended December 31, 2019, representing a decrease of $96 million when compared with Adjusted EBITDA of $330 million for 2018. Unfavorable volumes and mix reduced Adjusted EBITDA by $69 million. Foreign currency decreased Adjusted EBITDA by $7 million, attributable to the euro, Chinese renminbi, Brazilian real and Japanese yen, partially offset by the Mexican peso and Bulgarian lev. Higher net engineering costs, excluding currency and the consolidation of VFAE, decreased Adjusted EBITDA by $21 million. Adjusted EBITDA was negatively impacted by annual customer pricing of $71 million, which was partially offset by favorable cost performance of $68 million. The consolidation of VFAE, during the third quarter of 2018, increased Adjusted EBITDA by $4 million.

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2019 and 2018 is as follows:

	Year Ended December 31,
(In millions)	2019	2018	Change
Net income (loss) attributable to Visteon Corporation	$70	$164	$(94)
Depreciation and amortization	100	91	9
Restructuring expense, net	4	29	(25)
Interest expense, net	9	7	2
Equity in net income of non-consolidated affiliates	(6)	(13)	7
Provision for income taxes	24	43	(19)
Net (income) loss from discontinued operations, net of tax	1	(1)	2
Net income attributable to non-controlling interests	11	10	1
Non-cash, stock-based compensation expense	17	8	9
Other, net	4	(8)	12
Adjusted EBITDA	$234	$330	$(96)

Liquidity
Overview
The Company's primary sources of liquidity are cash flows from operations, existing cash balances, and borrowings under available credit facilities. As we continue to confront the many challenges caused by the impact of COVID-19, including governmental actions to mitigate the pandemic and supply chain disruptions, the Company believes that funds from these sources will be sufficient to sustain ongoing operations and support investment in differentiating technologies. The Company will continue to closely monitor and preserve its available liquidity and maintain access to additional liquidity to as needed. The Company's intra-year needs are normally impacted by seasonal effects in the industry, such as mid-year shutdowns, the ramp-up of new model production, and year-end shutdowns at key customers.

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
On March 19, 2020, the Company borrowed the entire $400 million amount available under the revolving credit facility. On September 24, 2020, the Company fully repaid the amount borrowed under the Revolving Credit Facility following stronger than expected industry recovery and improved Company performance in the third quarter of 2020.

Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of December 31, 2020, the Company’s corporate credit rating is Ba3 and BB- by Moody’s and Standard & Poor’s, respectively. See Note 11, "Debt" in the Company's consolidated financial statements included in Item 8 of this Form 10-K for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which are utilized by the Company's consolidated joint ventures, had availability of $182 million and the Company had $400 of available credit under the revolving credit facility, as of December 31, 2020.

Cash Balances
As of December 31, 2020, the Company had total cash of $500 million, including $4 million of restricted cash. Cash balances totaling $406 million were located in jurisdictions outside of the United States, of which approximately $190 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017, but the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.
Other Items Affecting Liquidity
During the year ended December 31, 2020, cash contributions to the Company's U.S. defined benefit pension plans were $18 million and cash contributions of $6 million related to its non-U.S. employee retirement plans. Contributions related to certain non-U.S. plans of approximately $2 million have been deferred until 2024 due to COVID-19 relief measures. Additionally, the Company expects to make contributions to its U.S. defined benefit pension plans of $17 million and non-US defined benefit pension plans of $7 million during 2021. The Company’s expected 2021 contributions may be revised.

During the year ended December 31, 2020, the Company paid $32 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is provided in Note 4, "Restructuring Activities" in the Company's consolidated financial statements included in Item 8 of this Form 10-K.

The Company has committed to make a $15 million investment in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As of December 31, 2020, the Company has contributed $5 million toward the aggregate investment commitments. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount.

Purchase Obligations

As of December 31, 2020, the Company has contractual purchase obligations of approximately $75 million through 2023.

Cash Flows

Operating Activities

Notwithstanding the significant actions implemented by the Company to substantially mitigate the impacts of the COVID-19 pandemic, the Company generated $168 million of cash from operating activities during the year ended December 31, 2020, as compared to $183 million during 2019 representing a $15 million decrease.

Lower cash flow from operating activities was primarily due to lower net income of $129 million. Favorable changes in accounts receivable, partially attributable to $40 million of higher than anticipated customer receipts during the final month of 2020, were more than offset by unfavorable changes in inventory and accounts payable balances resulting in lower trade working capital of $17 million in 2020 as compared to 2019. These unfavorable impacts were partially offset by lower cash tax payments, higher net recoveries of reimbursable taxes and higher net proceeds received from customers to fund the Company's pre-production design, engineering and tooling costs necessary to support current and future programs.
The Company generated $183 million of cash from operating activities during the year ended December 31, 2019, as compared to $204 million during 2018, representing a $21 million decrease in cash provided from operations. The decrease in operating cash flows is due to lower net income of $93 million, partially offset by higher depreciation, increased stock based compensation expense, lower equity income of non-consolidated affiliates, net of dividends and other non-cash adjustments totaling $38 million. In addition, improved trade working capital performance of $27 million and favorable changes of other assets and other liabilities of $7 million further reduced the impact of lower net income on net cash from operating activities during the year ended December 31, 2019.

Investing Activities

Net cash used by investing activities during the year ended December 31, 2020 totaled $98 million, as compared to $128 million in 2019, representing a decrease of $30 million. Net cash used by investing activities during the year ended December 31, 2020 is primarily attributable to capital expenditures of $104 million to support new business, offset by proceeds from net investment hedging transactions and loan repayments received from a non-consolidated affiliate.

Net cash used by investing activities during the year ended December 31, 2019 totaled $128 million, as compared to $98 million in 2018, representing an increase in cash used by investing activities of $30 million. Net cash used by investing activities during the year ended December 31, 2019 is primarily attributable to capital expenditures of $142 million, partially offset by net loan repayment proceeds received from non-consolidated affiliates of $11 million. Net cash used by investing activities during year ended December 31, 2018, included capital expenditures of $127, partially offset by cash acquired from the consolidation of VFAE of $16 million and $13 million of other net proceeds primarily attributable to the settlement of certain agreements related to the Interiors Divestiture.
Financing Activities
Net cash used by financing activities during the year ended December 31, 2020, totaled $58 million as compared to $49 million for 2019, representing an increase of $9 million, primarily attributable to an increase in short-term debt repayment partially offset by a decrease of common stock repurchases.

Net cash used by financing activities during the year ended December 31, 2019, totaled $49 million, compared to $335 million for 2018, representing a decrease in net cash used by financing activities of $286 million. Lower net cash used by financing activities during the year ended December 31, 2019 as compared to 2018 is primarily attributable to lower share repurchase transactions of $280 million. Activity during 2018 also includes dividends paid to non-controlling interests of $28 million, distribution payments of $14 million and proceeds from an increase in short-term debt of $12 million.

Debt and Capital Structure
See "Liquidity" above and also see Note 11, "Debt" and Note 15, "Stockholders' Equity and Non-controlling Interests" to the Company's consolidated financial statements included in Item 8 of this Form 10-K for further information.

Fair Value Measurements
See Note 17, "Fair Value Measurements" to the Company's consolidated financial statements included in Item 8 of this Form 10-K for additional information.
Critical Accounting Estimates
The Company’s significant accounting policies have been disclosed in the consolidated financial statements and accompanying notes under Note 1, “Summary of Significant Accounting Policies” to the Company's consolidated financial statements included in Item 8 of this Form 10-K for further information. Certain policies relate to estimates that involve matters that are highly uncertain at the time the accounting estimate is made and different estimates or changes to an estimate could have a material impact on the reported financial position, changes in financial condition or results of operations. Such critical estimates are discussed below. For these, materially different amounts could be reported under varied conditions and assumption. Other items in the Company's consolidated financial statements require estimation, however, in our judgment, they are not as critical as those discussed below.
Revenue Recognition

Revenue is measured based on the transaction price and the quantity of parts specified in a contract with a customer. Discrete price adjustments may occur during the vehicle production period in order for the Company to remain competitive with market prices or based on changes in product specifications. Some of these price adjustments are non-routine in nature and require estimation. In the event the Company concludes that a portion of the revenue for a given part may vary from the purchase order, the Company records consideration at the most likely amount to which the Company expects to be entitled based on historical experience and input from customer negotiations. See Note 1, "Summary of Significant Accounting Policies” in the Company's consolidated financial statements included in Item 8 of this Form 10-K for additional information.

Product Warranty and Recall
The Company accrues for warranty obligations for products sold based on management estimates, with support from the Company’s sales, engineering, quality, and legal functions, of the amount that eventually will be required to settle such obligations. This accrual is based on several factors including contractual arrangements, past experience, current claims, production changes, industry developments, and various other considerations. The Company accrues for product recall claims related to potential financial participation in customer actions to provide remedies as a result of actual or threatened regulatory or court actions or the Company’s determination of the potential for such actions. The Company's accrual for recall claims is based on specific facts and circumstances underlying individual claims with support from the Company’s engineering, quality, and legal functions. Amounts accrued are based upon management’s best estimate of the amount that will ultimately be required to settle such claims. See Note 19, "Commitments and Contingencies" in the Company's consolidated financial statements included in Item 8 of this Form 10-K for additional information.
Restructuring
The Company accrues costs in connection with its restructuring of the engineering, administration organization and manufacturing. These accruals include estimates primarily related to employee headcount, local statutory benefits, and other employee termination costs. Actual costs may vary from these estimates. These accruals are reviewed on a quarterly basis and changes to restructuring actions are appropriately recognized when identified. See Note 4, “Restructuring Activities” in the Company's consolidated financial statements included in Item 8 of this Form 10-K for additional information.
Pension Plans
Certain Company employees participate in defined benefit pension plans or retirement/termination indemnity plans. The Company has approximately $304 million in unfunded net pension liabilities as of December 31, 2020, of which approximately $232 million and $72 million are attributable to U.S. and non-U.S. pension plans, respectively. The determination of the Company’s obligations and expense for its pension plans is dependent on assumptions set by the Company used by actuaries in calculating such amounts. Assumptions are described in Note 12, “Employee Benefit Plans” to the Company’s consolidated financial statements included in Item 8 of this Form 10-K, which are incorporated herein by reference, including the discount rate, expected long-term rate of return on plan assets, and rate of increase in compensation.
Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense in future periods. Therefore, assumptions used to calculate benefit obligations as of the annual measurement date directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits, as of December 31, 2020, are as follows:
•Expected long-term rate of return on plan assets: The expected long-term rate of return is used to calculate net periodic pension cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time the expected long-term rate of return on plan assets is designed to approximate actual returns. The expected long-term rate of return for pension assets has been estimated based on various inputs, including historical returns for the different asset classes held by the Company’s trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market returns, inflation, and other variables.
In determining its pension expense for 2020, the Company used long-term rates of return on plan assets. For U.S. plans, the Company used an expected rate of return of 6.6%. For non-U.S. plans, the Company used expected rates of return ranging from 2.0% to 7.25%. The Company has set the long-term rates of return assumptions for its 2021 pension expense which range from 2.0% to 7.0% outside the U.S. and 6.15% in the U.S. Actual returns on U.S. pension assets for 2020, 2019 and 2018 were 15.0%, 19.9% and (4.5%), respectively.
•Discount rate: The Company uses the spot rate method to estimate the service and interest components of net periodic benefit cost for pension benefits for its U.S. and certain non-U.S. plans. The Company has elected to utilize an approach that discounts individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The discount rate assumption is based on market rates for a hypothetical portfolio of high-quality corporate bonds rated Aa or better with maturities closely matched to the timing of projected benefit payments for each plan at its annual measurement date. The Company used discount rates ranging from 0.8% to 8.75% to determine its pension and other benefit obligations as of December 31, 2020, including weighted average discount rates of 2.60% for U.S. pension plans and 1.78% for non-U.S. pension plan.

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension benefit obligations and its future expense. The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2020 funded status and 2021 pretax pension expense.

	Impact on U.S. 2021 Pretax Pension Expense	Impact on U.S. Plan 2020 Funded Status	Impact on Non-U.S. 2021 Pretax Pension Expense	Impact on Non-U.S. Plan 2020 Funded Status
25 basis point decrease in discount rate (a)(b)	Less than -$1 million	-$29 million	Less than -$1 million	-$16 million
25 basis point increase in discount rate (a)(b)	Less than +$1 million	+$28 million	Less than +$1 million	+$15 million
25 basis point decrease in expected return on assets (a)	+$1.6 million		Less than +$1 million
25 basis point increase in expected return on assets (a)	-$1.6 million		Less than -$1 million
(a) Assumes all other assumptions are held constant.
(b) Excludes impact of assets used to hedge discount rate volatility.

Income Taxes
The Company is subject to income taxes in the U.S. and numerous non-U.S. jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes, deferred tax assets and liabilities, and valuation allowances recorded against the Company’s net deferred tax assets. Deferred tax assets and liabilities are recorded for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce deferred tax assets when, based on all available evidence, both positive and negative, it is more likely than not that such assets will not be realized. This assessment, which is completed on a jurisdiction-by-jurisdiction basis, requires significant judgment, and in making this evaluation, the evidence considered by the Company includes historical, and projected financial performance, as well as the nature, frequency, and severity of recent losses along with any other pertinent information.
In the ordinary course of the Company’s business, there are many transactions and calculations where the final tax determination is uncertain. The Company is regularly audited by tax authorities. Where appropriate, the Company accrues for contingencies related to income tax risks and non-income tax risks. See Note 14, "Income Taxes" in the Company's consolidated financial statements included in Item 8 of this Form 10-K for additional information.
Fair Value Measurements
The Company uses fair value measurements in the preparation of its financial statements, utilizing various inputs including those that can be readily observable, indirectly observable or are unobservable. The Company utilizes market-based data and valuation techniques that maximize the use of observable inputs. Additionally, the Company applies assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. See Note 17, "Fair Value Measurements" in the Company's consolidated financial statements included in Item 8 of this Form 10-K for additional information.
Recent Accounting Pronouncements
See Note 1, “Summary of Significant Accounting Policies” to the Company's consolidated financial statements under Item 8 of this Form 10-K for a discussion of recent accounting pronouncements.

Forward-Looking Statements
Certain statements contained or incorporated in this Annual Report on Form 10-K which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. These statements reflect the Company’s current views with respect to future events and are based on assumptions and estimates, which are subject to risks and uncertainties including those discussed in Item 1A under the heading “Risk Factors” and elsewhere in this Form 10-K. Accordingly, undue reliance should not be placed on these forward-looking statements. Also, these forward-looking statements represent the Company’s estimates and assumptions only as of the date of this Form 10-K. The Company does not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made and qualifies all of its forward-looking statements by these cautionary statements.
You should understand that various factors, in addition to those discussed elsewhere in this document, could affect the Company’s future results and could cause results to differ materially from those expressed in such forward-looking statements, including:
•Continued and future impacts of the coronavirus ("COVID-19") pandemic on the Visteon’s financial condition and business operations including global supply chain disruptions, market downturns, reduced consumer demand, and new government actions or restrictions.
•Significant or prolonged shortage of critical components from Visteon’s suppliers including, but not limited to semiconductors, and particularly those components from suppliers who are sole or primary sources.
•Significant changes in the competitive environment in the major markets where Visteon procures materials, components, or supplies or where its products are manufactured, distributed, or sold.
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
•Changes in the operations (including products, product planning and part sourcing), financial condition, results of operations, or market share of Visteon’s customers.
•Changes in vehicle production volume of Visteon’s customers in the markets where it operates.
•Increases in commodity costs or disruptions in the supply of commodities, including resins, copper, fuel, and natural gas.
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
•Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations or trade policies or political stability in foreign countries where Visteon procures materials, components or supplies or where its products are manufactured, distributed, or sold.
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
•Changes in laws, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership, or use of Visteon’s products or assets.
•Possible terrorist attacks or acts of war, which could exacerbate other risks such as slowed vehicle production, interruptions in the transportation system, changes in fuel prices, and disruptions of supply.
•The cyclical and seasonal nature of the automotive industry.
•Visteon’s ability to comply with environmental, safety, and other regulations applicable to it and any increase in the requirements, responsibilities and associated expenses and expenditures of these regulations.
•Visteon’s ability to protect its intellectual property rights and to respond to changes in technology and technological risks and to claims by others that Visteon infringes their intellectual property rights.
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

Foreign Currency Risk

The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends, investments in subsidiaries, and anticipated foreign currency denominated transaction proceeds. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to reduce the impact to the Company's cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary hedged foreign currency exposures include the euro and Mexican peso and Brazilian real. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. The Company's policy requires that hedge transactions relate to a specific portion of the exposure not to exceed the aggregate amount of the underlying transaction.

In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars. The Company does not enter into foreign exchange contracts to mitigate this exposure. The hypothetical pretax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $31 million and $32 million for foreign currency derivative financial instruments as of December 31, 2020 and 2019, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

See Note 18, "Financial Instruments" to the Company's consolidated financial statements included in Item 8 of this Form 10-K for additional information.

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

Item 8.Financial Statements and Supplementary Data

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
Based on the evaluation performed under the COSO 2013 Framework as of December 31, 2020, management has concluded that the Company’s internal control over financial reporting is effective. Additionally, Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Visteon Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Visteon Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule included in Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 18, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

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
February 18, 2021

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Visteon Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Visteon Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Visteon Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2020 consolidated financial statements of the Company and our report dated February 18, 2021 expressed an unqualified opinion.

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

/s/ Ernst & Young LLP
Detroit, Michigan
February 18, 2021

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2020	2019	2018
Net sales	$2,548	$2,945	$2,984
Cost of sales	(2,303)	(2,621)	(2,573)
Gross margin	245	324	411
Selling, general and administrative expenses	(193)	(221)	(193)
Restructuring expense, net	(76)	(4)	(29)
Interest expense	(16)	(13)	(14)
Interest income	5	4	7
Equity in net income of non-consolidated affiliates	6	6	13
Other income, net	9	10	21
Income (loss) before income taxes	(20)	106	216
Provision for income taxes	(28)	(24)	(43)
Net income (loss) from continuing operations	(48)	82	173
Net income (loss) from discontinued operations, net of tax	—	(1)	1
Net income (loss)	(48)	81	174
Net (income) loss attributable to non-controlling interests	(8)	(11)	(10)
Net income (loss) attributable to Visteon Corporation	$(56)	$70	$164
Basic earnings (loss) per share:
Continuing operations	$(2.01)	$2.53	$5.53
Discontinued operations	—	(0.04)	0.03
Basic earnings (loss) per share attributable to Visteon Corporation	$(2.01)	$2.49	$5.56
Diluted earnings (loss) per share:
Continuing operations	$(2.01)	$2.52	$5.49
Discontinued operations	—	(0.04)	0.03
Diluted earnings (loss) per share attributable to Visteon Corporation	$(2.01)	$2.48	$5.52

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2020	2019	2018
Net income (loss)	$(48)	$81	$174

Foreign currency translation adjustments	45	(13)	(46)
Net investment hedge	(19)	9	7
Benefit plans, net of tax (a)	(51)	(43)	(8)
Unrealized hedging gains (losses), net of tax (b)	(5)	(6)	1
Other comprehensive income (loss), net of tax	(30)	(53)	(46)
Comprehensive income (loss)	(78)	28	128
Comprehensive income (loss) attributable to non-controlling interests	15	9	6
Comprehensive income (loss) attributable to Visteon Corporation	$(93)	$19	$122
(a) Benefit plans, net of tax reflects tax expense of less than $1 million for the year ended December 31, 2020, tax benefit of $5 million for the year ended December 31,2019, and tax expense of $1 million for the year ended December 31, 2018.
(b) Unrealized hedging gains (losses), net of tax reflects no income tax effects for the years ended December 31, 2020 and 2019, respectively, and tax expense of less than $1 million for the year ended December 31, 2018.

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2020	2019
ASSETS
Cash and equivalents	$496	$466
Restricted cash	4	3
Accounts receivable, net	484	514
Inventories, net	177	169
Other current assets	180	193
Total current assets	1,341	1,345
Property and equipment, net	436	436
Intangible assets, net	127	127
Right-of-use assets	172	165
Investments in non-consolidated affiliates	60	48
Other non-current assets	135	150
Total assets	$2,271	$2,271
LIABILITIES AND EQUITY
Short-term debt	$—	$37
Accounts payable	500	511
Accrued employee liabilities	83	73
Current lease liability	32	30
Other current liabilities	209	147
Total current liabilities	824	798
Long-term debt, net	349	348
Employee benefits	322	292
Non-current lease liability	146	139
Deferred tax liabilities	28	27
Other non-current liabilities	92	72
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of December 31, 2020 and 2019)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 28 million shares outstanding as of December 31, 2020 and 2019)	1	1
Additional paid-in capital	1,348	1,342
Retained earnings	1,623	1,679
Accumulated other comprehensive loss	(304)	(267)
Treasury stock	(2,281)	(2,275)
Total Visteon Corporation stockholders’ equity	387	480
Non-controlling interests	123	115
Total equity	510	595
Total liabilities and equity	$2,271	$2,271

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS1
(In millions)

	Year Ended December 31,
	2020	2019	2018
Operating Activities
Net income (loss)	$(48)	$81	$174
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	104	100	91
Non-cash stock-based compensation	18	17	8
Transaction gains	—	—	(8)
Equity in net income of non-consolidated affiliates, net of dividends remitted	(5)	(6)	(13)
Other non-cash items	7	8	3
Changes in assets and liabilities:
Accounts receivable	51	(33)	44
Inventories	(2)	13	1
Accounts payable	(13)	73	(19)
Other assets and other liabilities	56	(70)	(77)
Net cash provided from operating activities	168	183	204
Investing Activities
Capital expenditures, including intangibles	(104)	(142)	(127)
Net investment hedge transactions	8	—	—
Loans to non-consolidated affiliate, net of repayments	2	11	—
Acquisition of businesses, net of cash acquired	—	—	16
Other, net	(4)	3	13
Net cash used by investing activities	(98)	(128)	(98)
Financing Activities
Borrowings on debt	400	—	—
Principal payments on debt	(400)	—	—
Repurchase of common stock	(16)	(20)	(300)
Short-term debt, net	(37)	(19)	12
Dividends paid to non-controlling interests	(7)	(9)	(28)
Distribution payments	—	—	(14)
Stock-based compensation tax withholding payments	—	—	(7)
Other	2	(1)	2
Net cash used by financing activities	(58)	(49)	(335)
Effect of exchange rates	19	(4)	(13)
Net increase (decrease) in cash, equivalents, and restricted cash	31	2	(242)
Cash, equivalents, and restricted cash at beginning of the period	469	467	709
Cash, equivalents, and restricted cash at end of the period	$500	$469	$467

Supplemental Disclosures:
Cash paid for interest	$18	$14	$15
Cash paid for income taxes, net of refunds	$19	$40	$47
1 The Company has combined cash flows from discontinued operations with cash flows from continuing operations within the operating, investing and financing categories.

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Stock Warrants	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2017	$1	$—	$1,339	$1,445	$(174)	$(1,974)	$637	$124	$761
Net income (loss)	—	—	—	164	—	—	164	10	174
Other comprehensive income (loss)	—	—	—	—	(42)	—	(42)	(4)	(46)
Stock-based compensation, net	—	—	(4)	—	—	10	6	—	6
Repurchase of shares of common stock	—	—	—	—	—	(300)	(300)	—	(300)
Cash dividends	—	—	—	—	—	—	—	(28)	(28)
Business acquisition	—	—	—	—	—	—	—	15	15
December 31, 2018	$1	$—	$1,335	$1,609	$(216)	$(2,264)	$465	$117	$582
Net income (loss)	—	—	—	70	—	—	70	11	81
Other comprehensive income (loss)	—	—	—	—	(51)	—	(51)	(2)	(53)
Stock-based compensation, net	—	—	5	—	—	9	14	—	14
Repurchase of shares of common stock	—	—	—	—	—	(20)	(20)	—	(20)
Cash dividends	—	—	—	—	—	—	—	(9)	(9)
Acquisition of non-controlling interest	—	—	2	—	—	—	2	(2)	—
December 31, 2019	$1	$—	$1,342	$1,679	$(267)	$(2,275)	$480	$115	$595
Net income (loss)	—	—	—	(56)	—	—	(56)	8	(48)
Other comprehensive income (loss)	—	—	—	—	(37)	—	(37)	7	(30)
Stock-based compensation, net	—	—	6	—	—	10	16	—	16
Repurchase of shares of common stock	—	—	—	—	—	(16)	(16)	—	(16)
Cash dividends	—	—	—	—	—	—	—	(7)	(7)
December 31, 2020	$1	$—	$1,348	$1,623	$(304)	$(2,281)	$387	$123	$510

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Summary of Significant Accounting Policies
Basis of Presentation: Visteon Corporation (the "Company" or "Visteon") financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") on a going concern basis, which contemplates the continuity of operations, realization of assets and satisfaction of liabilities in the normal course of business.
Principles of Consolidation: The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. Investments in affiliates over which the Company does not exercise control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. All other investments are measured at cost, less impairment, with changes in fair value recognized in net income.
The Company determines whether the joint venture in which it has invested is a Variable Interest Entity (“VIE”) at the start of each new venture and when a reconsideration event has occurred. An enterprise must consolidate a VIE if it is determined to be the primary beneficiary of the VIE. The primary beneficiary has both the power to direct the activities of the VIE that most significantly impact the entity’s economic performance and the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE.
Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after December 31, 2020, including those resulting from the impacts of COVID-19 and related subsequent semiconductor supply shortage, as described below, will be reflected in management's estimates for future periods.
The adverse impacts of the COVID-19 pandemic led to a significant vehicle production slowdown in the first half of 2020, which was followed by increased consumer demand and vehicle production schedules in the second half of 2020, particularly in the fourth quarter. This surge in demand has led to a worldwide semiconductor supply shortage in early 2021, as semiconductor suppliers have been unable to rapidly reallocate production lines to serve the automotive industry. The Company is working closely with suppliers and customers to minimize any potential adverse impacts, and continues to closely monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules and any other supply chain inefficiencies that may arise, due to this or any other issue. However, any direct or indirect supply chain disruptions may have a material adverse impact on the Company's financial condition and results of operations or cash flows. The Company continues to actively monitor the potential supply chain impacts of this worldwide shortage and other ongoing potential impacts of COVID-19 and will seek to aggressively mitigate and minimize its impact on our business.
Foreign Currency: Assets and liabilities for most of the Company’s non-U.S. businesses are translated into U.S. dollars at end-of-period exchange rates. Income and expense accounts of the Company’s non-U.S. businesses are translated into U.S. dollars at average-period exchange rates. The related translation adjustments are recorded in accumulated other comprehensive income (loss) ("AOCI") in the Consolidated Balance Sheets.
The effects of remeasuring monetary assets and liabilities of the Company’s businesses denominated in currencies other than their functional currency are recorded as transaction gains and losses in the Consolidated Statements of Operations. Additionally, gains and losses resulting from transactions denominated in a currency other than the functional currency are recorded as transaction gains and losses in the Consolidated Statements of Operations. Net transaction gains and losses, inclusive of amounts associated with discontinued operations, decreased net income by $2 million, $3 million and $6 million for the years ended December 31, 2020, 2019 and 2018 respectively.
Revenue Recognition: The Company generates revenue from the production of automotive vehicle cockpit electronics parts sold to Original Equipment Manufacturers ("OEMs"), or Tier 1 suppliers at the direction of the OEM, under long-term supply agreements supporting new vehicle production. Such agreements may also require related production for service parts subsequent to initial vehicle production periods.

The Company’s contracts with customers involve various governing documents (sourcing agreements, master purchase agreements, terms and conditions agreements, etc.) which do not reach the level of a performance obligation of the Company until the Company receives either a purchase order and/or a customer release for a specific number of parts at a specified price, at which point the collective group of documents represent an enforceable contract. While the long-term supply agreements generally range from three to five years, customers make no commitments to volumes, and pricing or specifications can change prior to or during production. The Company recognizes revenue when control of the parts produced are transferred to the customer according to the terms of the contract, which is usually when the parts are shipped or delivered to the customer’s premises. Customers are generally invoiced upon shipment or delivery and payment generally occurs within 45 to 90 days and do not include significant financing components. Customers in China are often invoiced one month after shipment or delivery. Customer returns, when they occur, relate to quality rework issues and are not connected to any repurchase obligation of the Company. As of December 31, 2020, all unfulfilled performance obligations are expected to be fulfilled within the next twelve months.
Revenue is measured based on the transaction price and the quantity of parts specified in a contract with a customer. Discrete price adjustments may occur during the vehicle production period in order for the Company to remain competitive with market prices or based on changes in product specifications. Some of these price adjustments are non-routine in nature and require estimation. In the event the Company concludes that a portion of the revenue for a given part may vary from the purchase order, the Company records revenue at the most likely amount to which the Company expects to be entitled based on historical experience and input from customer negotiations. The Company records such estimates within Net sales and Accounts receivable, net, within the Consolidated Statements of Operations and Consolidated Balance Sheets, respectively. The Company adjusts its pricing reserves at the earlier of when the most likely amount of consideration changes or when the consideration becomes fixed. In 2020, revenue recognized related to performance obligations satisfied in previous periods represented less than 1% of consolidated sales. The Company has no material contracts assets, contract liabilities or capitalized contract acquisition costs as of December 31, 2020.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue. Shipping and handling costs associated with outbound freight after control of the parts has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales.
Restructuring Expense: Restructuring expense includes costs directly associated with exit or disposal activities. Such costs include employee severance and termination benefits, special termination benefits, contract termination fees and penalties, and other exit or disposal costs. In general, the Company records involuntary employee-related exit and disposal costs when there is a substantive plan for employee severance and related costs are probable and estimable. For one-time termination benefits (i.e., no substantive plan) and employee retention costs, expense is recorded when the employees are entitled to receive such benefits and the amount can be reasonably estimated. Contract termination fees and penalties and other exit and disposal costs are generally recorded when incurred.
Debt Issuance Costs: The costs related to issuance or modification of long-term debt are deferred and amortized into interest expense over the life of each respective debt issue. Deferred amounts associated with debt extinguished prior to maturity are expensed upon extinguishment.
Other Costs within Cost of Sales: Repair and maintenance costs, pre-production costs, and research and development expenses are expensed as incurred. Pre-production costs expensed represent engineering and development costs that are not contractually guaranteed for reimbursement by the customer. Research and development expenses include salary and related employee benefits, contractor fees, information technology, occupancy, telecommunications, depreciation, forward model program development, and advanced engineering activities. Research and development expenses were $201 million, $300 million, and $286 million in 2020, 2019 and 2018, respectively, which includes recoveries from customers of $134 million, $140 million and $146 million. Shipping and handling costs are recorded in the Company's Consolidated Statements of Operations as "Cost of sales."
Net Earnings (Loss) Per Share Attributable to Visteon: Basic earnings (loss) per share is calculated by dividing net income (loss) attributable to Visteon by the average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) attributable to Visteon by the average number of common and potential dilutive common shares outstanding after deducting undistributed income allocated to participating securities. Performance based share units are considered contingently issuable shares and are included in the computation of diluted earnings per share if their conditions have been satisfied as if the reporting date was the end of the contingency period.

Cash and Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less, including short-term time deposits, commercial paper, repurchase agreements and money market funds to be cash equivalents. As of December 31, 2020 the Company's cash balances are invested in a diversified portfolio of cash and highly liquid cash equivalents including money market funds, commercial paper rated A2/P2 and above with maturity under three months, time deposits and other short-term cash investments, which mature under three months with highly rated banking institutions. The cost of such funds approximates fair value based on the nature of the investment.

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $3 million related to a Letter of Credit Facility, and $1 million related to cash collateral for other corporate purposes as of December 31, 2020. As of December 31, 2019, restricted cash includes $2 million related to a Letter of Credit Facility and $1 million related to cash collateral for other corporate purposes.
Accounts Receivable: Accounts receivable are stated at the invoiced amount, less an allowance for doubtful accounts for estimated amounts not expected to be collected, and do not bear interest.

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection on such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third-party financial institutions in exchange for cash. The Company has entered into arrangements with financial institutions to sell certain bank notes, generally maturing within nine months. Bank notes are sold with recourse but qualify as a sale as all rights to the notes have passed to the financial institution.

Allowance for Doubtful Accounts: The Company establishes an allowance for doubtful accounts for accounts receivable based on the current expected credit loss impairment model (“CECL”). The Company elected to apply a historical loss rate based on historic write-offs by region to aging categories. The historical loss rate will be adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position.

The allowance for doubtful accounts related to accounts receivable and related activity are summarized below:

	December 31,
(In millions)	2020	2019	2018
Balance at beginning of year	$10	$6	$8
Provision	1	6	2
Recoveries	(3)	(1)	—
Write-offs charged against the allowance	(4)	(1)	(4)
Balance at end of year	$4	$10	$6

Provision for estimated uncollectible accounts receivable are included in Selling, general and administrative expenses in the Company's Consolidated Statements of Operations.

Inventories: Inventories are stated at the lower of cost, determined on a first-in, first-out (“FIFO”) basis, or net realizable value. Cost includes the cost of materials, direct labor, in-bound freight and the applicable share of manufacturing overhead. The cost of inventories is reduced for excess and obsolete inventories based on management’s review of on-hand inventories compared to historical and estimated future sales and usage.

Product Tooling: Product tooling includes molds, dies and other tools used in production of a specific part or parts of the same basic design owned either by the Company or its customers. Company owned tooling is capitalized and depreciated over the shorter of the expected useful life of the assets or the term of the supply arrangement, generally not exceeding six years. The Company had receivables of $26 million and $31 million as of December 31, 2020 and 2019, respectively, related to product tools, which will not be owned by the Company and for which there is a contractual agreement for reimbursement from the customer.

Contractually Reimbursable Engineering Costs: Engineering, testing, and other costs incurred in the design and development of production parts are expensed as incurred, unless the cost reimbursement is contractually guaranteed in a customer contract, in which case costs are capitalized as incurred and subsequently reduced upon lump sum or piece price recoveries.
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
Leases: The Company determines if an arrangement is a lease at inception. ROU assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company estimates the incremental borrowing rate to discount the lease payments based on information available at lease commencement. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Lease expense is recognized on a straight-line basis over the lease term. The Company has lease agreements containing lease and non-lease components which are accounted for as a single lease component.
Goodwill: The Company performs either a qualitative or quantitative assessment of goodwill for impairment on an annual basis. Goodwill impairment testing is performed at the reporting unit level. The qualitative assessment considers several factors at the reporting unit level including the excess of fair value over carrying value as of the last quantitative impairment test, the length of time since the last fair value measurement, the current carrying value, market and industry metrics, actual performance compared to forecast performance, and the Company's current outlook on the business. If the qualitative assessment indicates it is more likely than not that goodwill is impaired, the reporting unit is quantitatively tested for impairment. To quantitatively test goodwill for impairment, the fair value of each reporting unit is determined and compared to the carrying value. An impairment charge is recognized for the amount by which the reporting unit's carrying value exceeds its fair value. Management has tested for impairment using a quantitative assessment and concluded that no impairment exists as of December 31, 2020.

Intangible Assets: Definite-lived intangible assets are amortized over their estimated useful lives, and tested for impairment in accordance with the methodology discussed above under "Property and Equipment." Definite-lived intangible assets include:

•Developed technology intangible assets which are amortized over average, estimated useful lives generally ranging from 6 to 12 years;
•Customer-related intangible assets which are amortized over average, estimated useful lives generally ranging from 7 to 12 years;
•Software development costs which are capitalized after the software product development reaches technological feasibility and until the software product becomes releasable to customers. These intangible assets are amortized using the straight-line method over estimated useful lives generally ranging from 3 to 5 years; and
•Other intangible assets which are amortized using the straight-line method over estimated useful lives based on the nature of the intangible asset.

Product Warranty and Recall: Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality and legal functions and include due consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments and various other considerations. For further detail on the Company’s warranty obligations see Note 19, "Commitments and Contingencies."

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
Value Added Taxes: The Company reports value added taxes collected from customers and remitted to government authorities, on a net basis within Cost of sales.
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
Recently Adopted Accounting Pronouncements
Credit Losses - The Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Credit Losses (Topic 326) - Measurement of Credit Losses on Financial Instruments", effective for fiscal years beginning after December 15, 2019. The guidance requires financial assets (or a group of financial assets) measured on the basis of amortized cost to be presented at the net amount expected to be collected. The guidance also requires that the statement of operations reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. Additionally, the guidance limits the credit loss to the amount by which fair value is below amortized cost. The Company adopted the guidance effective January 1, 2020. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.
Income Taxes - The FASB issued ASU 2019-12, "Income Taxes (Topic 740) - Simplifying the Accounting for Income Taxes." The new guidance simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period, hybrid taxes and the recognition of deferred tax liabilities for outside basis differences. It also clarifies and simplifies other aspects of the accounting for income taxes. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020 and interim periods within those fiscal years. Early adoption is permitted in interim or annual periods with any adjustments reflected as of the beginning of the annual period that includes that interim period. Additionally, entities that elect early adoption must adopt all the amendments in the same period. Amendments are to be applied prospectively, except for certain amendments that are to be applied either retrospectively or with a modified retrospective approach through a cumulative effect adjustment recorded to retained earnings. The Company adopted the guidance effective January 1, 2020. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

Retirement Benefits - In August 2018, the FASB issued ASU 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Topic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." The guidance (i) removes disclosures that are no longer considered cost beneficial, (ii) clarifies the specific requirements of disclosures and (iii) adds disclosure requirements including reasons for significant gains and losses related to changes in the benefit obligation. The amendments in this ASU are effective for fiscal years ending after December 15, 2020 and interim periods within those fiscal years. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

Reference Rate Reform - In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The guidance provides optional expedients and exceptions related to certain contract modifications and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another rate that is expected to be discontinued. The guidance was effective upon issuance and generally can be applied to applicable contract modifications and hedge relationships prospectively through December 31, 2022. The adoption of the guidance did not have a material impact on the Company's consolidated financial statements.

NOTE 2. Discontinued Operations
During 2014 and 2015, the Company completed its divestiture of the majority of its global Interiors business (the "Interiors Divestiture") and completed the sale of its Argentina and Brazil interiors operations on December 1, 2016. Separately, the Company completed the sale of the majority of its global Climate business (the "Climate Transaction") during 2015. These transactions met the conditions required to qualify for discontinued operations reporting and accordingly the results of operations and the settlement of retained contingencies have been classified in income (loss) from discontinued operations, net of tax, in the Consolidated Statements of Operations.

Discontinued operations are summarized as follows:

	Year Ended December 31,
(In millions)	2019	2018
Net sales	$—	$—
Cost of sales	(2)	(5)
Gross margin	(2)	(5)
Selling, general and administrative expenses	—	(1)
Gain on Climate Transaction	—	4
Restructuring expense	1	(1)
Income (loss) from discontinued operations before income taxes	(1)	(3)
Benefit for income taxes	—	4
Net income (loss) from discontinued operations	(1)	1
Net income (loss) from discontinued operations attributable to Visteon	$(1)	$1

There were no discontinued operations during 2020.

During 2019 the Company recognized approximately $2 million of corrections of judicial deposits related to former employees at a closed plant in Brazil.

During 2018, the Company recognized a $3 million benefit on settlement of litigation matters with its former CEO as further described in Note 19, "Commitments and Contingencies." The Company also recorded a $4 million charge for legal expenses related to former employees at a closed plant in Brazil. Lastly, the Company recorded a $4 million income tax benefit during 2018 related to uncertain tax positions in connection with the Climate Transaction, resulting from statute expiration.

NOTE 3. Non-Consolidated Affiliates
Non-Consolidated Affiliate Transactions

Visteon and Yangfeng Automotive Trim Systems Co. Ltd. ("YF") each own 50% of a joint venture under the name of Yanfeng Visteon Investment Co., Ltd. ("YFVIC"). In October 2014, YFVIC completed the purchase of YF’s 49% direct ownership in Yanfeng Visteon Automotive Electronics Co., Ltd ("YFVE") a consolidated joint venture of the Company ("The YFVIC Transaction"). The purchase by YFVIC was financed through a shareholder loan from YF and external borrowings, guaranteed by Visteon, which were paid in 2019.

In 2018, the Company committed to make a $15 million investment in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. Through December 31, 2020, the Company had contributed approximately $5 million to these entities. These investments were classified as equity method investments beginning in 2020.

Investments in Affiliates

The Company recorded equity in the net income of non-consolidated affiliates of $6 million, $6 million and $13 million for the years ended December 31, 2020, 2019 and 2018, respectively.
The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that an “other-than-temporary” decline in value has occurred, an impairment loss will be recorded, which is measured as the difference between the recorded book value and the fair value of the investment. As of December 31, 2020, the Company determined that no such indicators were present.

Variable Interest Entities

The Company determined that YFVIC is a VIE. The Company holds a variable interest in YFVIC primarily related to its ownership interests and subordinated financial support. The Company and YF each own 50% of YFVIC and neither entity has the power to control the operations of YFVIC; therefore, the Company is not the primary beneficiary of YFVIC and does not consolidate the joint venture.
A summary of the Company's investments in non-consolidated equity method affiliates is provided below:

	December 31,
(In millions)	2020	2019
YFVIC (50%)	$50	$43
Others	10	5
Total investments in non-consolidated affiliates	$60	$48

A summary of transactions with affiliates is shown below:

	Year Ended December 31,
(In millions)	2020	2019
Billings to affiliates (a)	$95	$75
Purchases from affiliates (b)	$58	$73
(a) Primarily relates to parts production and engineering reimbursement
(b) Primarily relates to engineering services as well as selling, general and administrative expenses

A summary of the Company's investments in YFVIC is provided below:

	December 31,
(In millions)	2020	2019
Payables due to YFVIC	$9	$9
Exposure to loss in YFVIC
Investment in YFVIC	$50	$43
Receivables due from YFVIC	53	41
Subordinated loan receivable	6	8
Maximum exposure to loss in YFVIC	$109	$92

NOTE 4. Restructuring Activities
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
Restructuring actions initiated during 2020 include the following:
•In January, the Company approved a plan primarily related to European engineering and administrative functions to improve the Company’s efficiency and rationalize its footprint. The Company incurred $26 million of net restructuring expense for cash severance, retention, and termination costs related to this plan. As of December 31, 2020, $11 million remains accrued related to this action.

•In March, the Company approved a global restructuring plan impacting engineering, administrative, and manufacturing functions to improve the Company’s efficiency and rationalize its footprint. The Company incurred $16 million of net restructuring expense for cash severance, retention, and termination costs related to this plan. As of December 31, 2020, $2 million remains accrued related to this action.

•In September, the Company approved a plan in response to COVID-19 and to improve efficiency and rationalize the Company’s footprint. The Company incurred $32 million of net restructuring expense for cash severance, retention and termination costs related to this plan. As of December 31, 2020, $30 million remains accrued related to this action.

•In December, the Company approved a plan impacting engineering, administrative, and manufacturing functions in Asia to improve the Company's efficiency and rationalize its footprint. The Company incurred $2 million of net restructuring expense for cash severance, retention, and termination costs related this plan. As of December 31, 2020, $2 million remains accrued related to this action.
•During the year ended December 31, 2020, the Company incurred $1 million of restructuring expense for cash severance payments at two North American manufacturing facilities.

During 2019, the Company approved a restructuring program impacting two European manufacturing facilities due to the end of certain product lines. During the year ended December 31, 2019, the Company recorded net restructuring expense of $2 million related to this program.
During 2018, the Company approved various restructuring actions due to end of certain products and optimization of certain operations. During the years ended December 31, 2019 and December 31, 2018, the Company recorded net restructuring expense of $2 million and $24 million, respectively, related to these programs. As of December 31, 2020, $2 million remains accrued.
During 2016, the Company approved a restructuring program impacting engineering and administrative functions to further align the Company's footprint with its core product technologies and customers. During the year ended December 31, 2018, the Company recorded net restructuring expense of $5 million related to this program.
During the year ended December 31, 2018, the Company recorded net restructuring expense of approximately $1 million associated with a former European Interiors facility related to settlement of employee severance litigation.

As of December 31, 2020, the Company retained restructuring reserves as part of the Interiors Divestiture of $2 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.
Restructuring Reserves
Restructuring reserve balances of $39 million and $10 million as of December 31, 2020 are classified as Other current liabilities and Other non-current liabilities, respectively. The restructuring reserve balance of $10 million as of December 31, 2019 is classified as Other current liabilities. The Company anticipates that the activities associated with the current restructuring reserve balance will be substantially complete by end of 2022.

The Company’s consolidated restructuring reserves and related activity are summarized below, including amounts associated with discontinued operations.

(In millions)
December 31, 2017	$24
Expense	24
Change in estimates	6
Utilization	(30)
Foreign currency	(1)
December 31, 2018	23
Expense	5
Change in estimates	(2)
Utilization	(15)
Foreign currency	(1)
December 31, 2019	10
Expense	67
Change in estimates	9
Utilization	(39)
Foreign currency	2
December 31, 2020	$49

NOTE 5. Inventories
Inventories, net consist of the following components:

	December 31,
(In millions)	2020	2019
Raw materials	$114	$100
Work-in-process	25	28
Finished products	38	41
	$177	$169
NOTE 6. Other Assets
Other current assets are comprised of the following components:

	December 31,
(In millions)	2020	2019
Joint venture receivables	$53	$41
Recoverable taxes	52	61
Contractually reimbursable engineering costs	31	29
Prepaid assets and deposits	18	22
China bank notes	15	16
Royalty agreements	7	17
Other	4	7
	$180	$193

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. The Company redeemed $163 million and $81 million of China bank notes during the years ended December 31, 2020 and 2019, respectively. Remaining amounts outstanding at third-party institutions relate to sold bank notes will mature by June 30, 2021.

Other non-current assets are comprised of the following components:

	December 31,
(In millions)	2020	2019
Deferred tax assets	$55	$59
Contractually reimbursable engineering costs	31	24
Recoverable taxes	21	28
Royalty agreements	8	11
Joint venture note receivables	7	8
Other	13	20
	$135	$150

Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of approximately $31 million in 2021, $16 million in 2022, $8 million in 2023, $3 million in 2024 and $4 million in 2025 and beyond.

NOTE 7. Property and Equipment

Property and equipment, net consists of the following:

	December 31,
(In millions)	2020	2019
Land	$12	$12
Buildings and improvements	96	83
Machinery, equipment and other	706	599
Construction in progress	44	80
Product tooling	62	53
Total property and equipment	920	827
Accumulated depreciation and amortization	(484)	(391)
Property and equipment, net	$436	$436

Depreciation and product tooling amortization expenses are summarized as follows:

	Year Ended December 31,
(In millions)	2020	2019	2018
Depreciation	$83	$78	$73
Amortization	7	6	3
	$90	$84	$76

For the year ended December 31, 2019, the Company recorded non-cash asset impairment charges of $2 million in cost of sales related to declines in the fair values of certain fixed assets.

The net book value of capitalized internal use software costs was approximately $18 million and $21 million as of December 31, 2020 and 2019, respectively. Related amortization expense was approximately $9 million, $9 million and $7 million for the years ended 2020, 2019 and 2018, respectively. Amortization expense of approximately $7 million, $5 million, $3 million, $2 million, and $1 million is expected for the annual periods ended December 31, 2021, 2022, 2023, 2024, and 2025 respectively.

NOTE 8. Intangible Assets

Intangible assets consisted of the following:

		December 31, 2020			December 31, 2019
(In millions)	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangible	Gross Intangibles	Accumulated Amortization	Net Intangible
Definite-Lived:
Developed technology	6	$41	$(38)	$3	$40	$(35)	$5
Customer related	10	95	(64)	31	89	(51)	38
Capitalized software development	3	44	(7)	37	32	(5)	27
Other	20	14	(7)	7	15	(4)	11
Subtotal		194	(116)	78	176	(95)	81
Indefinite-Lived:
Goodwill		49	—	49	46	—	46
Total		$243	$(116)	$127	$222	$(95)	$127

Capitalized software development consists of software development costs intended for integration into customer products.

The Company recorded approximately $14 million, $16 million and $15 million of amortization expense related to definite-lived intangible assets for the years ended December 31, 2020, 2019 and 2018, respectively. The Company currently estimates annual amortization expense to be $18 million for both 2021 and 2022, $15 million for 2023, $9 million for 2024, and $8 million for 2025.

NOTE 9. Leases
The Company has operating leases primarily for corporate offices, technical and engineering centers, customer centers, vehicles and certain equipment. As of December 31, 2020 assets and related accumulated depreciation recorded under finance leasing arrangements were not material.
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
For the years ended December 31, 2020 and 2019, the weighted average remaining lease term and discount rate were 6 years and 4.1% and 7 years and 4.5%, respectively.

The components of lease expense are as follows:

	Year Ended December 31,
(In millions)	2020	2019
Operating lease cost (includes immaterial variable lease costs)	$(42)	$(41)
Short-term lease cost	(1)	(1)
Sublease income	5	5
Total lease cost	$(38)	$(37)

Other information related to leases is as follows:

	Year Ended December 31,
(In millions)	2020	2019
Cash out flows from operating leases	$40	$38
Right-of-use assets obtained in exchange for lease obligations	$38	$38
Future minimum lease payments under non-cancellable leases is as follows:

(In millions)
2021	$38
2022	35
2023	32
2024	29
2025	24
2026 and thereafter	43
Total future minimum lease payments	201
Less imputed interest	(23)
Total lease liabilities	$178

NOTE 10. Other Liabilities

Other current liabilities are summarized as follows:

	December 31,
(In millions)	2020	2019
Product warranty and recall accruals	$52	$34
Deferred income	46	22
Restructuring reserves	39	10
Non-income taxes payable	15	17
Royalty reserves	13	19
Joint venture payables	9	9
Income taxes payable	5	7
Other	30	29
	$209	$147

Other non-current liabilities are summarized as follows:

	December 31,
(In millions)	2020	2019
Derivative financial instruments	$38	$14
Product warranty and recall accruals	12	15
Restructuring reserves	10	—
Deferred income	7	9
Royalty agreements	6	13
Income tax reserves	6	5
Other	13	16
	$92	$72

NOTE 11. Debt

The Company’s short and long-term debt consists of the following:

	Weighted Average Interest Rate		Carrying Value
(In millions)	2020	2019	2020	2019
Short-Term Debt:
Short-term borrowings	—%	4.3%	$—	$37

Long-Term Debt:
Term facility, net	1.9%	3.2%	$349	$348

Short-Term Debt

Short-term borrowings, primarily related to the Company's non-U.S. joint ventures, were fully repaid during the third quarter of 2020. As of December 31, 2020, the available borrowings under these affiliate credit facilities are $182 million.

Long-Term Debt

As of December 31, 2020, the Company has an amended credit agreement ("Credit Agreement") which includes a $350 million Term Facility maturing March 24, 2024 and a $400 million Revolving Credit Facility which matures the earlier of December 24, 2024, 90 days prior to the scheduled maturity of the Term Facility, or the date of the termination of the Company's credit agreement.

On March 19, 2020, the Company borrowed the entire amount of revolving loans available under the Revolving Credit Facility to increase its cash position and maximize its flexibility in response to unprecedented uncertainty related to the impact of COVID-19. On September 24, 2020, the Company fully repaid the amount borrowed under the Revolving Credit Facility following stronger than expected industry recovery and improved Company performance in the third quarter of 2020. The Company has no outstanding borrowings on the Revolving Credit Facility as of December 31, 2020.

Interest on the Term Facility loans accrue at a rate equal to a LIBOR-based rate plus an applicable margin of 1.75% per annum. Loans under the Company's Revolving Credit Facility accrue interest at a rate equal to a LIBOR-based rate plus an applicable margin of between 1.00% - 2.00%, as determined by the Company's total gross leverage ratio.

The Credit Agreement requires compliance with customary affirmative and negative covenants and contains customary events of default. The Revolving Credit Facility also requires that the Company maintain a total net leverage ratio no greater than 3.50:1.00. During any period when the Company’s corporate and family ratings meet investment grade ratings, certain of the negative covenants are suspended. As of December 31, 2020, the Company was in compliance with all its debt covenants.

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

Other

The Company has a $5 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $3 million of outstanding letters of credit issued under this facility secured by restricted cash, as of December 31, 2020. Additionally, the Company had $8 million of locally issued letters of credit with less than $1 million of collateral as of December 31, 2020, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

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

The Company's expense for all defined benefit pension plans, is as follows:

	U.S. Plans			Non-U.S. Plans
	Year Ended December 31,			Year Ended December 31,
(In millions, except percentages)	2020	2019	2018	2020	2019	2018
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$—	$(2)	$(2)	$(2)
Pension financing benefit (cost):
Interest cost	(24)	(30)	(27)	(7)	(8)	(8)
Expected return on plan assets	40	40	41	8	10	9
Amortization of losses and other	(1)	—	—	(2)	(1)	(2)
Settlements and curtailments	(5)	—	—	—	—	—
Restructuring related pension cost:
Special termination benefits (a)	(3)	—	(2)	(4)	(1)	—
Net pension income (expense)	$7	$10	$12	$(7)	$(2)	$(3)
Weighted Average Assumptions:
Discount rate	3.34%	4.33%	3.65%	2.39%	3.34%	3.28%
Compensation increase	N/A	N/A	N/A	3.16%	3.51%	3.62%
Long-term return on assets	6.60%	6.78%	6.74%	3.98%	4.73%	4.86%
(a) Primarily related to restructuring actions

The Company's total accumulated benefit obligations for all defined benefit plans was $1,199 million and $1,116 million as of
December 31, 2020 and 2019, respectively. The benefit plan obligations for employee retirement plans with accumulated benefit obligations in excess of plan assets were as follows:

	Year Ended December 31,
(In millions)	2020	2019
Accumulated benefit obligation	$1,177	$1,088
Projected benefit obligation	$1,190	$1,107
Fair value of plan assets	$886	$830

Assumptions used by the Company in determining its defined benefit pension obligations as of December 31, 2020 and 2019 are summarized in the following table:

	U.S. Plans		Non-U.S. Plans
Weighted Average Assumptions	2020	2019	2020	2019
Discount rate	2.60%	3.34%	1.78%	2.39%
Rate of increase in compensation	N/A	N/A	2.14%	3.16%

The Company’s obligation for all defined benefit pension plans, is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,		Year Ended December 31,
(In millions)	2020	2019	2020	2019
Change in Benefit Obligation:
Benefit obligation — beginning	$838	$760	$300	$250
Service cost	—	—	2	2
Interest cost	24	30	7	8
Actuarial loss (gain)	97	88	15	40
Settlements (and curtailments)	(37)	—	(4)	—
Special termination benefits	3	—	4	1
Foreign exchange translation	—	—	8	4
Benefits paid and other	(34)	(40)	(10)	(5)
Benefit obligation — ending	$891	$838	$322	$300
Change in Plan Assets:
Plan assets — beginning	$630	$567	$232	$200
Actual return on plan assets	82	102	21	26
Sponsor contributions	18	1	6	7
Settlements	(37)	—	(2)	—
Foreign exchange translation	—	—	3	4
Benefits paid and other	(34)	(40)	(10)	(5)
Plan assets — ending	$659	$630	$250	$232
Total funded status at end of period	$(232)	$(208)	$(72)	$(68)
Balance Sheet Classification:
Other non-current assets	$—	$—	$2	$3
Accrued employee liabilities	—	—	(1)	(2)
Employee benefits	(232)	(208)	(73)	(69)
Accumulated other comprehensive loss:
Actuarial loss	127	79	52	50
Tax effects/other	—	(1)	(14)	(14)
	$127	$78	$38	$36

Components of the net change in AOCI related to all defined benefit pension plans, exclusive of amounts attributable to non-controlling interests on the Company’s Consolidated Statements of Changes in Equity for the years ended December 31, 2020 and 2019, are as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2020	2019	2020	2019
Actuarial loss	$55	$26	$1	$23
Deferred taxes	—	(1)	—	(5)
Currency/other	—	—	3	1
Reclassification to net income	(1)	—	(2)	(1)
Settlements	(5)	—	—	—
	$49	$25	$2	$18
Actuarial loss for the year ended December 31, 2020 is primarily related to a decrease in discount rates partially offset by an increase in return on assets. Actuarial gains and losses are amortized using the 10% corridor approach representing 10% times the greater of plan assets and the projected benefit obligation. Generally, the expected return is determined using a market-

related value of assets where gains (losses) are recognized in a systematic manner over five years. For less significant plans, fair value is used.

During 2020 the Company transferred a portion of the benefit obligation related to its defined benefit U.S. pension plan to a third-party issuer. The transaction met the criteria for settlement accounting, and accordingly, the Company recognized a $5 million pension settlement charge.

Benefit payments, which reflect expected future service, are expected to be paid by the Company plans as follows:

(In millions)	U.S. Plans	Non-U.S. Plans
2021	$41	$6
2022	39	7
2023	39	8
2024	39	10
2025	40	9
Years 2026 - 2030	216	53

During the year ended December 31, 2020, cash contributions to the Company's U.S. employee retirement pension plans were $18 million and cash contributions of $6 million related to its non-U.S. employee retirement pension plans. Contributions related to certain non-U.S. plans of approximately $2 million have been deferred until 2024, due to COVID-19 relief measures. Additionally, the Company expects to make contributions to its U.S. defined benefit pension plans of $17 million and non-US defined benefit pension plans of $7 million during 2021. The Company’s expected 2021 contributions may be revised.

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

The primary objective of the pension funds is to pay the plans’ benefit and expense obligations when due. Given the long-term nature of these plan obligations and their sensitivity to interest rates, the investment strategy is intended to improve the funded status of its U.S. and non-U.S. plans over time while maintaining a prudent level of risk. Risk is managed primarily by diversifying each plan’s target asset allocation across equity, fixed income securities, and alternative investment strategies, and then maintaining the allocation within a specified range of its target. In addition, diversification across various investment subcategories within each plan is also maintained within specified ranges.

The Company’s retirement plan asset allocation as of December 31, 2020 and 2019 and target allocation for 2021 are as follows:

	Target Allocation		Percentage of Plan Assets
	U.S.	Non-U.S.	U.S.		Non-U.S.
	2021	2021	2020	2019	2020	2019
Equity securities	38%	34%	41%	37%	29%	38%
Fixed income	15%	43%	15%	18%	51%	39%
Alternative strategies	46%	14%	39%	44%	12%	14%
Cash	1%	3%	5%	1%	2%	4%
Other	—%	6%	—%	—%	6%	5%
	100%	100%	100%	100%	100%	100%

The expected long-term rate of return for defined benefit pension plan assets was selected based on various inputs, including returns projected by various external sources for the different asset classes held by and to be held by the Company’s trusts and its targeted asset allocation. These projections incorporate both historical returns and forward-looking views regarding capital market returns, inflation, and other variables. Pension plan assets are valued at fair value using various inputs and valuation techniques. A description of the inputs and valuation techniques used to measure the fair value for each class of plan assets is included in Note 17, "Fair Value Measurements."

Discount Rate for Estimated Service and Interest Cost
The Company uses the spot rate method to estimate the service and interest components of net periodic benefit cost for pension benefits for its U.S. and certain non-U.S. plans. The Company has elected to utilize an approach that discounts individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The discount rate assumption is based on market rates for a hypothetical portfolio of high-quality corporate bonds rated Aa or better with maturities closely matched to the timing of projected benefit payments for each plan at its annual measurement date. The Company used discount rates ranging from 0.8% to 8.75% to determine its pension and other benefit obligations as of December 31, 2020, including weighted average discount rates of 2.60% for U.S. pension plans and 1.78% for non-U.S. pension plan.
Defined Contribution Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation which is partially matched by the Company. Matching contributions for the U.S. defined contribution plan are 100% on the first 6% of pay contributed. Matching contributions were suspended from May 1, 2020 to September 30, 2020 as a part of the cost saving actions in response to the COVID-19 pandemic. The expense related to all matching contributions was approximately $5 million in 2020, $8 million in 2019, and $7 million in 2018.

Other Postretirement Employee Benefit Plans

In Canada, the Company has a financial obligation for the cost of providing other postretirement health care and life insurance benefits to certain of its employees under Company-sponsored plans. These plans generally pay for the cost of health care and life insurance for retirees and dependents, less retiree contributions and co-pays. Other postretirement benefit obligations were $1 million at December 31, 2020 and 2019.

NOTE 13. Stock-Based Compensation
The Visteon Corporation 2010 Incentive Plan (the “2010 Incentive Plan”) provided for the grant of up to 4.75 million shares of common stock for restricted stock awards (“RSAs”), restricted stock units (“RSUs”), non-qualified stock options ("Stock Options"), stock appreciation rights (“SARs”), performance based share units ("PSUs"), and other stock based awards. At the Company’s annual meeting of shareholders in June 2020, the shareholders approved the Visteon Corporation 2020 Incentive Plan (the “2020 Incentive Plan”), replacing the 2010 Incentive Plan. Pursuant to the 2020 Incentive Plan, the Company may grant up to 1.5 million shares of common stock for RSA, RSUs, Stock Options, SARs, PSUs, and other stock based awards. The Company's stock-based compensation instruments are accounted for as equity awards or liability awards based on settlement intention as follows:

•For equity settled stock-based compensation instruments, compensation cost is measured based on grant date fair value of the award and is recognized over the applicable service period. For equity settled stock-based compensation instruments, the delivery of Company shares may be on a gross settlement basis or a net settlement basis. The Company's policy is to deliver such shares using treasury shares or issuing new shares.
•Cash settled stock-based compensation instruments are subject to liability accounting. At the end of each reporting period, the vested portion of the obligation for cash settled stock-based compensation instruments is adjusted to fair value based on the period-ending market prices of the Company's common stock. Related compensation expense is recognized based on changes to the fair value over the applicable service period.
Generally, the Company's stock-based compensation instruments are subject to graded vesting and recognized on an accelerated basis. The settlement intention of the awards is at the discretion of the Organization and Compensation Committee of the Company's Board of Directors. These stock-based compensation awards generally provide for accelerated vesting upon a change-in-control, which is defined in the 2020 Incentive Plan, which requires a double-trigger. Accordingly, the Company may be required to accelerate recognition of related expenses in future periods in connection with the change-in-control events and subsequent changes in employee responsibilities, if any.

The total recognized and unrecognized stock-based compensation expense is as follows:

	Year Ended December 31,			Unrecognized Stock-Based Compensation Expense
(In millions)	2020	2019	2018	December 31, 2020
Performance based share units	$6	$6	$(2)	$7
Restricted stock units	10	9	8	13
Stock options	2	2	2	1
Total stock-based compensation expense	$18	$17	$8	$21

During 2018, the Company recognized a $10 million benefit on forfeiture of unvested shares due to the settlement of a litigation matter as further described in Note 19, "Commitments and Contingencies."

Performance Based Share Units

The number of PSUs that will vest is based on the Company's achievement of a pre-established relative total shareholder return goal compared to its peer group of companies over a period of three years which may range from 0% to 200% of the target award.

A summary of PSU activity is provided below:

	PSUs	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested as of December 31, 2017	461	$58.76
Granted	87	124.90
Vested	(63)	105.29
Forfeited	(290)	33.85
Non-vested as of December 31, 2018	195	110.42
Granted	71	111.98
Vested	(73)	89.74
Forfeited	(23)	118.87
Non-vested as of December 31, 2019	170	118.77
Granted	94	84.20
Vested	(66)	116.35
Forfeited	(18)	100.51
Non-vested as of December 31, 2020	180	$106.48

The grant date fair value for PSUs was determined using the Monte Carlo valuation model. Unrecognized compensation expense as of December 31, 2020 for PSUs to be settled in shares of the Company's common stock was $7 million for the non-vested portion and will be recognized over the remaining vesting period of approximately 1.7 years. The Company made cash settlement payments of less than $1 million for PSUs expected to be settled in cash during the years ended December 31, 2020 and 2019. Unrecognized compensation expense as of December 31, 2020 was less than $1 million for the non-vested portion of these awards and will be recognized over the remaining vesting period of approximately 2.0 years.

The Monte Carlo valuation model requires management to make various assumptions including the expected volatility, risk-free interest rate and dividend yield. Volatility is based on the Company’s stock history using daily stock prices over a period commensurate with the expected life of the award. The risk-free rate was based on the U.S. Treasury yield curve in relation to the contractual life of the stock-based compensation instrument. The dividend yield was based on historical patterns and future expectations for Company dividends.

Weighted average assumptions used to estimate the fair value of PSUs granted during the years ended as of December 31, 2020 and 2019 are as follows:

	Year Ended December 31,
	2020	2019
Expected volatility	41.88%	31.20%
Risk-free rate	0.67%	2.43%
Expected dividend yield	—%	—%

Restricted Stock Units

The grant date fair value of RSUs is measured as the average of the high and low market price of the Company's common stock on the date of grant. These awards generally vest in one-third increments on the grant date anniversary over a three year vesting period.

The Company granted 223,000, 133,000 and 70,000 RSUs, expected to be settled in shares, during the years ended December 31, 2020, 2019 and 2018, respectively, at a weighted average grant date fair value of $75.52, $79.88 and $123.52 per share, respectively. Unrecognized compensation expense as of December 31, 2020 was $12 million for non-vested RSUs and will be recognized over the remaining vesting period of approximately 1.7 years.

The Company granted 8,000 RSUs, expected to be settled in cash, during each of the years ended December 31, 2020 and 2019, at weighted average grant date fair values of $76.27 and $75.02 per share, respectively. The Company made cash settlement payments of less than $1 million during the years ended December 31, 2020, 2019, and 2018. Unrecognized compensation expense as of December 31, 2020 was $1 million for non-vested RSUs and will be recognized on a weighted average basis over the remaining vesting period of approximately 1.7 years.

A summary of RSU activity is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested as of December 31, 2017	230	$87.09
Granted	70	123.52
Vested	(102)	96.34
Forfeited	(34)	61.69
Non-vested as of December 31, 2018	164	105.24
Granted	141	79.61
Vested	(71)	93.60
Forfeited	(18)	92.18
Non-vested as of December 31, 2019	216	90.98
Granted	231	77.57
Vested	(84)	95.70
Forfeited	(46)	77.47
Non-vested as of December 31, 2020	317	$82.31

Additionally, as of December 31, 2020, the Company has 85,000 outstanding RSU's awarded at a weighted average grant date fair value of $81.05 under the Non-Employee Director Stock Unit Plan which vested immediately but are not settled until the participant terminates board service. Beginning in the third quarter 2020, non-employee director RSU awards were granted under the terms and conditions of the 2020 Incentive Plan, and these awards vest approximately one year from the date of grant. Activity related to non-employee director grants under the 2020 Incentive Plan is included in RSU table above.

Stock Options and Stock Appreciation Rights

Stock Options and SARs are recorded with an exercise price equal to the average of the high and low market price of the Company's common stock on the date of grant. The grant date fair value of these awards is measured using the Black-Scholes option pricing model. Stock Options and SARs generally vest in one-third increments on the grant date anniversary over a three year vesting period and have an expiration date 7 or 10 years from the date of grant.

The Company received payments of $2 million, less than $1 million and $3 million related to the exercise of Stock Options with total intrinsic value of options exercised of less than $1 million, less than $1 million, and $2 million during the years ended December 31, 2020, 2019, and 2018, respectively. Unrecognized compensation expense for non-vested Stock Options as of December 31, 2020 was approximately $1 million and is expected to be recognized over a weighted average period of 1.5 years.

The Black-Scholes option pricing model requires management to make various assumptions including the expected term, risk-free interest rate, dividend yield and expected volatility. The expected term represents the period of time that granted awards are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term and anticipated employee exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of the stock-based compensation instrument. The dividend yield is based on historical patterns and future expectations for Company dividends. Volatility is based on the Company’s stock history using daily stock prices over a period commensurate with the expected life of the award.

Weighted average assumptions used to estimate the fair value of awards granted during the years ended December 31, 2020, 2019 and 2018 are as follows:

	Stock Options
	2020	2019	2018
Expected term (in years)	5	5	5
Expected volatility	35.23%	27.69%	22.95%
Risk-free interest rate	0.75%	2.43%	2.58%
Expected dividend yield	—%	—%	—%

A summary of Stock Options and SAR activity is provided below:

	Stock Options	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
	(In thousands)		(In thousands)
December 31, 2017	166	$81.72	8	$69.21
Granted	78	124.35	—	—
Exercised	(31)	68.02	(1)	51.25
December 31, 2018	213	99.36	7	72.84
Granted	106	80.97	—	—
Exercised	(4)	59.37	—	—
Forfeited or expired	(32)	96.02	—	—
December 31, 2019	283	93.51	7	72.84
Granted	112	66.98	—	—
Exercised	(27)	84.98	(1)	56.59
Forfeited or expired	(20)	96.12	—	—
December 31, 2020	348	$85.46	6	$74.77

Exercisable at December 31, 2020	162	$94.53	6	$74.77

	Stock Options and SARs Outstanding
Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price
	(In thousands)	(In years)
$10.00 - $60.00	4	0.9	$51.19
$60.01 - $80.00	146	5.2	$68.52
$80.01 - $100.00	143	4.4	$86.71
$100.01 - $130.00	61	4.3	$124.35
	354

NOTE 14. Income Taxes
Income Tax Provision
Details of the Company's income tax provision from continuing operations are provided in the table below:

	Year Ended December 31,
(In millions)	2020	2019	2018
Income (Loss) Before Income Taxes: (a)
U.S	$(65)	$5	$76
Non-U.S	39	95	127
Total income (loss) before income taxes	$(26)	$100	$203
Current Tax Provision:
Non-U.S	$21	29	$42
Deferred Tax Provision (Benefit):
Non-U.S	7	(5)	1
Total deferred tax provision (benefit)	7	(5)	1
Provision for income taxes	$28	$24	$43

(a) Income (loss) before income taxes excludes equity in net income of non-consolidated affiliates.

A summary of the differences between the provision for income taxes calculated at the U.S. statutory tax rate of 21% and the consolidated income tax provision from continuing operations is shown below:

	Year Ended December 31,
(In millions)	2020	2019	2018
Tax provision (benefit) at U.S. statutory rate of 21% for 2020, 2019, and 2018	$(5)	$21	$43
Impact of foreign operations	(15)	23	16
Non-U.S withholding taxes	5	10	14
Tax holidays in foreign operations	(4)	(5)	(5)
State and local income taxes	—	—	3
Tax reserve adjustments	1	2	(6)
Change in valuation allowance	46	(10)	(81)
Impact of U.S. tax reform	—	(18)	33
Impact of tax law change	—	—	35
Research credits	(1)	(1)	(5)
Other	1	2	(4)
Provision for income taxes	$28	$24	$43

The Company’s provision for income taxes for continuing operations was $28 million for the year ended December 31, 2020. The tax benefit related to foreign operations of $15 million reflects $10 million income tax benefit related to electing to deduct expiring foreign tax credits previously derecognized; and $5 million income tax benefit to reflect reduction in outside basis deferred tax liabilities and foreign tax credits associated with income from foreign subsidiaries treated as branches for U.S. income tax purposes. These amounts were entirely offset by a corresponding $15 million income tax expense associated with an increase in the U.S. valuation allowance.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the U.S. Internal Revenue Code. Changes included, but were not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, the migration from a worldwide tax system to a territorial system, which instituted a dividends received deduction for foreign earnings with a one-time transition tax on cumulative post-1986 foreign earnings, a modification of the characterization and treatment of certain intercompany transactions and the creation of a new U.S. corporate minimum tax on certain global intangible low-tax income (“GILTI”) of foreign subsidiaries. In accordance with Staff Accounting Bulletin 118 ("SAB 118"), income tax effects of the Act were refined upon obtaining, preparing, and analyzing additional information during the measurement period. During 2018, the Company recorded a $33 million charge related to the one-time transition tax, the impact of which was entirely offset by a corresponding income tax benefit associated with a reduction in the U.S. valuation allowance. During 2019, the Company further adjusted its estimate of the impact of U.S. tax reform primarily related to assumptions made in calculating its 2018 GILTI inclusion resulting in an $18 million income tax benefit, the impact of which was entirely offset by a corresponding income tax charge associated with an increase in the U.S. valuation allowance. The Company has made policy elections to account for the GILTI as a period cost when incurred and apply the incremental cash tax savings approach when analyzing the impact GILTI could have on its U.S. valuation allowance assessment.

Items impacting the Company’s 2019 effective tax rate include tax expense related to foreign operations of $23 million which reflects $6 million tax expense on foreign earnings taxed at rates higher than the U.S. statutory rate; $8 million related to income tax expense, net of foreign tax credits, associated with income from foreign subsidiaries treated as branches for U.S. income tax purposes; and $9 million related to U.S. income taxes in connection with GILTI and Subpart F inclusions, net of foreign tax credits, excluding the transition tax on the deemed repatriation of foreign earnings described above. These amounts were offset by a corresponding $17 million income tax benefit associated with a reduction in the U.S. valuation allowance. Tax reserve adjustments of $2 million primarily relates to certain transfer pricing positions taken between affiliates in Europe and the U.S.

Items impacting the Company’s 2018 effective tax rate include tax expense related to foreign operations of $16 million which reflects $8 million tax expense on foreign earnings taxed at rates higher than the U.S. statutory rate and $8 million related to U.S. income taxes in connection with GILTI and Subpart F inclusions, net of foreign tax credits, excluding the transition tax on the deemed repatriation of foreign earnings described above, entirely offset by a corresponding $8 million decrease in the U.S. valuation allowance. Tax reserve adjustments of $6 million primarily reflects the favorable audit developments in connection with uncertain tax positions related to goodwill tax amortization at an affiliate in Asia. The $35 million unfavorable impact of tax law change in 2018 (excluding the Act) reflects the reduction in deferred tax assets, including net operating loss carryforwards, primarily attributable to the reduction in the corporate income tax rate in France, which was entirely offset by the related valuation allowance.

Deferred Income Taxes and Valuation Allowances
The Company recorded deferred tax liabilities, net of valuation allowances, for U.S. and non-U.S. income taxes and non-U.S. withholding taxes of approximately $27 million and $26 million as of December 31, 2020 and 2019, respectively, on the undistributed earnings of certain consolidated and unconsolidated foreign affiliates as such earnings are intended to be repatriated in the foreseeable future. The amount the Company expects to repatriate is based upon a variety of factors including current year earnings of the foreign affiliates, foreign investment needs, and the cash flow needs the Company has in the U.S. and this practice has not changed following incurring the transition tax under the Act. The Company has not provided for deferred income taxes or foreign withholding taxes on the remainder of undistributed earnings from consolidated foreign affiliates because such earnings are considered to be permanently reinvested. It is not practicable to determine the amount of deferred tax liability on such earnings as the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.
The Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. This assessment considers, among other matters, the nature, frequency, and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. If (i) recent improvements to financial results continue in the U.S., or (ii) recovery of the global economy after the COVID-19 pandemic occurs faster than expected, the Company believes it is possible that sufficient positive evidence may be available to release all, or a portion, of its U.S. valuation allowance in the next twelve to 24 months.

In March 2019, the closure of tax audits in Germany allowed the Company to initiate a tax planning strategy previously determined not to be prudent. This strategy provided the necessary positive evidence to support the future utilization of a portion of the Company's deferred tax assets in Germany resulting in a $12 million valuation allowance release during the first quarter of 2019. In September 2020, the Company approved a restructuring program impacting engineering and administrative functions globally, including German operations. The September action, combined with earlier 2020 actions, necessitated a reassessment of the future utilization of deferred tax assets in Germany resulting in recording a $4 million discrete income tax expense adjustment during the third quarter of 2020 to increase the valuation allowance. During the fourth quarter of 2020, the Company completed an analysis related to its Brazil affiliate, Visteon Amazonas (“Amazonas”), resulting in the permanent exclusion of certain incentive income from taxable profits. Consequently, the Company concluded the generation of future taxable income is no longer sufficient to realize the Company’s net deferred tax assets at Amazonas resulting in recording a $3 million valuation allowance during the fourth quarter of 2020.

The components of deferred income tax assets and liabilities are as follows:

	December 31,
(In millions)	2020	2019
Deferred Tax Assets:
Net operating losses and credit carryforwards	$1,192	$1,099
Employee benefit plans	80	73
Lease liability	59	55
Fixed assets and intangibles	12	14
Warranty	14	11
Inventory	9	9
Restructuring	13	5
Capitalized expenditures for tax reporting	5	5
Deferred income	10	4
Other	63	55
Valuation allowance	(1,263)	(1,132)
Total deferred tax assets	$194	$198
Deferred Tax Liabilities:
Outside basis investment differences, including withholding tax	$65	$64
Right-of-use assets	57	54
Fixed assets and intangibles	18	16
All other	27	32
Total deferred tax liabilities	167	166
Net deferred tax assets	$27	$32
Consolidated Balance Sheet Classification:
Other non-current assets	$55	$59
Deferred tax liabilities non-current	28	27
Net deferred tax assets	$27	$32

At December 31, 2020, the Company had available non-U.S. net operating loss carryforwards and capital loss carryforwards of $1.5 billion and $18 million, respectively, which have remaining carryforward periods ranging from 1 year to indefinite. The Company had available U.S. federal net operating loss carryforwards of $1.8 billion at December 31, 2020, which have remaining carryforward periods ranging from 7 years to indefinite. U.S. foreign tax credit carryforwards are $385 million at December 31, 2020. These credits will begin to expire in 2021. U.S. research tax credit carryforwards are $21 million at

December 31, 2020. These credits will begin to expire in 2030. The Company had available tax-effected U.S. state operating loss carryforwards of $32 million at December 31, 2020, which will expire at various dates between 2021 and 2040.

In connection with the Company's emergence from bankruptcy and resulting change in ownership on the Effective Date, an annual limitation was imposed on the utilization of U.S. net operating losses, U.S. credit carryforwards and certain U.S. built-in losses (collectively referred to as “tax attributes”) under Internal Revenue Code (“IRC”) Sections 382 and 383. The collective limitation is approximately $120 million per year on tax attributes in existence at the date of change in ownership. Additionally, the Company has approximately $385 million of U.S. foreign tax credits and approximately $18 million of U.S. federal net operating loss carryforwards that are not subject to any current limitation since they were realized after the Effective Date.
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

Gross unrecognized tax benefits at December 31, 2020 and 2019 were $14 million and $13 million, respectively. Of these amounts, approximately $7 million and $6 million, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at December 31, 2020 and 2019 was $2 million in both years.

During 2020 and 2019, the Company recorded uncertain tax positions primarily related to certain transfer positions taken between affiliates in Europe and the U.S. During 2018, there were several items that impacted the Company’s unrecognized tax benefits resulting in a $10 million net reduction in income tax expense, inclusive of interest and penalties, of which $6 million and $4 million of income tax benefits were reflected in continuing operations and discontinued operations, respectively. The $6 million income tax benefit in continuing operations primarily reflects the favorable audit developments in connection with uncertain tax positions related to goodwill tax amortization at an affiliate in Asia. The $4 million income tax benefit in discontinued operations relates to expiring statutes in connection with former climate operations in Europe.

With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2014, or state, local or non-U.S. income tax examinations for years before 2003, although U.S. net operating losses carried forward into open tax years technically remain open to adjustment. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in the U.S., Europe, Asia and Mexico could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) in the amount of $6 million is included in Other non-current liabilities on the Consolidated Balance Sheet, while $3 million is reflected as a reduction of a deferred tax asset related to a net operating loss included in Other non-current assets on the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits including amounts attributable to discontinued operations is as follows:

	Year Ended December 31,
(In millions)	2020	2019
Beginning balance	$13	$10
Tax positions related to current period
Additions	—	3
Tax positions related to prior periods
Additions	1	1
Reductions	—	(1)
Ending balance	$14	$13

During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) related to the sale of its chassis business to a third party, which required a deposit in the amount of $15 million during 2013 necessary to open a judicial proceeding against the government in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities after attempts to reopen an appeal of the administrative decision failed. Adjusted for currency impacts and accrued interest, the deposit amount is approximately $11 million as of December 31, 2020. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments, as well as income tax refund claims associated with other jurisdictions, total $16 million as of December 31, 2020 and are included in Other non-current assets on the Consolidated Balance Sheets.

NOTE 15. Stockholders’ Equity and Non-controlling Interests

Share Repurchase Program

In January 2018 the Company's Board of Directors authorized a total of $700 million of share repurchases which expired on December 31, 2020. Share repurchases under this authorization include:

•2,805,531 shares of common stock in 2018 at an average price of $106.92 for an aggregate purchase amount of $300 million pursuant to various programs with third-party financial institutions.

•322,120 shares of common stock in 2019 at an average price of $62.06 for an aggregate purchase amount of $20 million pursuant to various programs with third-party financial institutions.

•233,769 shares of common stock in 2020 at an average price of $67.87 for an aggregate purchase amount of $16 million pursuant to various programs with third-party financial institutions.

Treasury Stock

As of December 31, 2020 and 2019, respectively, the Company held 27,156,537 and 27,044,003 shares of common stock in treasury which may be used for satisfying obligations under employee incentive compensation arrangements. The Company values shares of common stock held in treasury at cost.

Non-Controlling Interests

Non-controlling interests in the Visteon Corporation economic entity are as follows:

	December 31,
(In millions)	2020	2019
Yanfeng Visteon Automotive Electronics Co., Ltd.	$57	$56
Shanghai Visteon Automotive Electronics Co., Ltd.	44	41
Changchun Visteon FAWAY Automotive Electronics Co., Ltd.	20	17
Other	2	1
	$123	$115

In 2019, the Company paid less than $1 million to purchase the remaining shares of a previous non-controlling interest.
Stock Warrants

In October 2010, the Company issued ten-year warrants at an exercise price of $9.66 per share. Pursuant to the Ten-Year Warrant Agreement, the original exercise price of $9.66 for the ten-year warrants was subject to adjustment as a result of the special distribution of $43.40 per share to shareholders at the beginning of 2016. Remaining warrants of 909 expired unexercised as of December 31, 2020.

Accumulated Other Comprehensive Income (Loss)

Changes in AOCI and reclassifications out of AOCI by component includes:

	Year Ended December 31,
(In millions)	2020	2019
Changes in AOCI:
Beginning balance	$(267)	$(216)
Other comprehensive income (loss) before reclassification, net of tax	(44)	(46)
Amounts reclassified from AOCI	7	(5)
Ending balance	$(304)	$(267)
Changes in AOCI by component:
Foreign currency translation adjustments
Beginning balance	$(153)	$(142)
Other comprehensive income (loss) before reclassification (a)	38	(11)
Ending balance	(115)	(153)
Net investment hedge
Beginning balance	4	(5)
Other comprehensive income (loss) before reclassification (a)	(14)	15
Amounts reclassified from AOCI (b)	(5)	(6)
Ending balance	(15)	4
Benefit plans
Beginning balance	(114)	(71)
Other comprehensive loss before reclassification, net of tax (c)	(59)	(44)
Amounts reclassified from AOCI	8	1
Ending balance	(165)	(114)
Unrealized hedging gain (loss)
Beginning balance	(4)	2
Other comprehensive income (loss) before reclassification, net of tax (d)	(9)	(6)
Amounts reclassified from AOCI	4	—
Ending balance	(9)	(4)
AOCI ending balance	$(304)	$(267)
(a) There were no income tax effects for either period due to the valuation allowance.
(b) Amounts are included in "Interest expense" within the Consolidated Statements of Operations.
(c) Amount included in the computation of net periodic pension cost. (See Note 12, "Employee Benefit Plans" for additional details.) Net of tax expense of less than $1 million, and tax benefit of $5 million related to benefit plans for the years ended December 31, 2020 and 2019, respectively.
(d) There were no income tax effects for the periods ended December 31, 2020 and 2019.

NOTE 16. Earnings Per Share
A summary of information used to compute basic and diluted earnings per share attributable to Visteon is as follows:

	Year Ended December 31,
(In millions, except per share amounts)	2020	2019	2018
Numerator:
Net income (loss) from continuing operations attributable to Visteon	$(56)	$71	$163
Net income (loss) from discontinued operations attributable to Visteon	—	(1)	1
Net income (loss) attributable to Visteon	$(56)	$70	$164
Denominator:
Average common stock outstanding - basic	27.9	28.1	29.5
Dilutive effect of performance based share units and other	—	0.1	0.2
Diluted shares	27.9	28.2	29.7

Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon:
Continuing operations	$(2.01)	$2.53	$5.53
Discontinued operations	—	(0.04)	0.03
	$(2.01)	$2.49	$5.56
Diluted earnings (loss) per share attributable to Visteon:
Continuing operations	$(2.01)	$2.52	$5.49
Discontinued operations	—	(0.04)	0.03
	$(2.01)	$2.48	$5.52

Performance based share units of approximately 276,000 were excluded from the calculation of diluted loss per share because the effect of including them would have been anti-dilutive for the year ended December 31, 2020.

NOTE 17. Fair Value Measurements
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

The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis are as follows:

	December 31, 2020
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Asset Category:
Retirement plan assets	$114	$228	$18	$549	$909
Foreign currency instruments	$—	$1	$—	$—	$1
Liability Category:
Foreign currency instruments	$—	$27	$—	$—	$27
Interest rate swaps	$—	$11	$—	$—	$11

	December 31, 2019
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Asset Category:
Retirement plan assets	$131	$353	$15	$363	$862
Liability Category:
Foreign currency instruments	$—	$6	$—	$—	$6
Interest rate swaps	$—	$7	$—	$—	$7

Foreign currency instruments and interest rate swaps are valued using industry-standard models that consider various assumptions, including time value, volatility factors, current market, and contractual prices for the underlying and non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. The carrying amounts of all other non-retirement plan financial instruments approximate their fair values due to their relatively short-term maturities.

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

Retirement Plan Assets

Retirement plan assets consist of the following:

•Short-term investments, such as cash and cash equivalents, are immediately available or are highly liquid and not subject to significant market risk. Assets comprised of cash, short-term sovereign debt, or high credit-quality money market securities and instruments held directly by the plan are categorized as Level 1. Assets in a registered money market fund are reported as registered investment companies. Assets in a short-term investment fund ("STIF") are categorized as Level 2. Cash and cash equivalent assets denominated in currencies other than the U.S. dollar are reflected in U.S. dollar terms at the exchange rate prevailing at the balance sheet dates.

•Registered investment companies are mutual funds that are registered with the Securities and Exchange Commission. Mutual funds may invest in various types of securities or combinations thereof including equities, fixed income securities, and other assets that are subject to varying levels of market risk and are categorized as Level 1. The share prices for mutual funds are published at the close of each business day.

•Treasury and government securities consist of debt securities issued by the U.S. and non-U.S. sovereign governments and agencies, thereof. Assets with a high degree of liquidity and frequent trading activity are categorized as Level 1 while others are valued by independent valuation firms that employ standard methodologies associated with valuing fixed-income securities and are categorized as Level 2.

•Corporate debt securities consist of fixed income securities issued by corporations. Assets with a high degree of liquidity and frequent trading activity are categorized as Level 1 while others are valued by independent valuation firms that employ standard methodologies associated with valuing fixed-income securities and are categorized as Level 2.

•Common and preferred stocks consist of shares of equity securities. These are directly-held assets that are generally publicly traded in regulated markets that provide readily available market prices and are categorized as Level 1.

•Common trust funds are comprised of shares or units in commingled funds that are not publicly traded. The underlying assets in these funds, including equities and fixed income securities, are generally publicly traded in regulated markets that provide readily available market prices. The entire balance of an investment in a common trust fund that does not have a readily observable market prices as available on a third-party information source, notwithstanding whether the investment has daily liquidity, is categorized as Level 2; unless the investment fund has investment holdings significant to its valuation that are considered as Level 3; or the fund is considered as an alternative strategy (including hedge and diversifying strategies) for which valuation is established by NAV as a practical expedient.

•Liability Driven Investing (“LDI”) is an investment strategy that utilizes certain instruments and securities, interest-rate swaps and other financial derivative instruments intended to hedge a portion of the changes in pension liabilities associated with changes in the actuarial discount rate as applied to the plan’s liabilities. The instruments and securities used typically include total return swaps and other financial derivative instruments. The valuation methodology of the financial derivative instruments contained in this category of assets utilizes standard pricing models associated with fixed income derivative instruments and are categorized as Level 2.

•Other investments include miscellaneous assets and liabilities and are primarily comprised of pending transactions and collateral settlements and are categorized as Level 2.

•Limited partnerships and hedge funds represent investment vehicles with underlying exposures in alternative credit, hedge and diversifying strategies (including hedge fund of funds), real assets, and certain equity exposures. The underlying assets in these funds may include securities transacted in active markets as well as other assets that have values less readily observable and may require valuation techniques that require inputs that are not readily observable. Investment in these funds may be subject to a specific notice period prior to the intended transaction date. In addition, transactions in these funds may require longer settlement terms than traditional mutual funds. These assets are valued based on their respective NAV as a practical expedient to estimate fair value due to the absence of readily available market prices.

•Insurance contracts are reported at cash surrender value and have significant unobservable inputs and are categorized as Level 3.

The fair values of the Company’s U.S. retirement plan assets are as follows:

(In millions)	December 31, 2020
Asset Category	Level 1	Level 2	NAV	Total
Registered investment companies	$4	$—	$—	$4
Common trust funds	—	—	436	436
LDI	—	100	—	100
Limited partnerships and hedge funds	—	—	84	84
Cash and cash equivalents	1	34	—	35
Total	$5	$134	$520	$659

(In millions)	December 31, 2019
Asset Category	Level 1	Level 2	NAV	Total
Registered investment companies	$3	$—	$—	$3
Common and preferred stock	27	—	—	27
Common trust funds	—	152	123	275
LDI	—	111	—	111
Limited partnerships and hedge funds	—	—	206	206
Cash and cash equivalents	1	7	—	8
Total	$31	$270	$329	$630

The fair values of the Company’s Non-U.S. retirement plan assets are as follows:

(In millions)	December 31, 2020
Asset Category	Level 1	Level 2	Level 3	NAV	Total
Registered investment companies	$10	$68	$—	$—	$78
Treasury and government securities	91	13	—	—	104
Cash and cash equivalents	6	—	—	—	6
Corporate debt securities	—	6	—	—	6
Common and preferred stock	2	—	—	—	2
Common trust funds	—	11	—	14	25
Limited partnerships	—	1	1	15	17
Insurance contracts	—	—	17	—	17
Derivative instruments	—	(5)	—	—	(5)
Total	$109	$94	$18	$29	$250

(In millions)	December 31, 2019
Asset Category	Level 1	Level 2	Level 3	NAV	Total
Registered investment companies	$59	$24	$—	$—	$83
Treasury and government securities	34	18	—	—	52
Cash and cash equivalents	4	1	—	—	5
Corporate debt securities	—	8	—	—	8
Common and preferred stock	3	—	—	—	3
Common trust funds	—	35	—	18	53
Limited partnerships	—	—	—	16	16
Insurance contracts	—	—	15	—	15
Derivative instruments	—	(3)	—	—	(3)
Total	$100	$83	$15	$34	$232

The change in fair value of insurance contracts which used significant unobservable inputs was primarily due to purchases during the years ended December 31, 2020 and 2019.

Items Measured at Fair Value on a Non-recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy. As further described in Note 7, "Property and Equipment", the fair value of certain fixed assets was less than carrying value and therefore, impairment charges of $2 million were recorded in the year ended December 31, 2019. No such impairment charges were recorded for the year ended December 31, 2020.
Fair Value of Debt
The fair value of debt was approximately $347 million and $390 million as of December 31, 2020 and 2019, respectively. Fair value estimates were based on quoted market prices or current rates for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt is classified as Level 1 "Market Prices" and Level 2 "Other Observable Inputs" in the fair value hierarchy, respectively.
NOTE 18. Financial Instruments
The Company is exposed to various market risks including, but not limited to, changes in foreign currency exchange rates and market interest rates. The Company manages these risks, in part, through the use of derivative financial instruments. The maximum length of time over which the Company hedges the variability in the future cash flows for forecast transactions, excluding those forecast transactions related to the payment of variable interest on existing debt, is eighteen months from the date of the forecast transaction. The maximum length of time over which the Company hedges forecast transactions related to the payment of variable interest on existing debt is the term of the underlying debt. The use of derivative financial instruments creates exposure to credit loss in the event of nonperformance by the counter-party to the derivative financial instruments. The Company limits this exposure by entering into agreements including master netting arrangements directly with a variety of major financial institutions with high credit standards that are expected to fully satisfy their obligations under the contracts. Additionally, the Company’s ability to utilize derivatives to manage risks is dependent on credit and market conditions. The Company presents its derivative positions and any related material collateral under master netting arrangements that provide for the net settlement of contracts, by counterparty, in the event of default or termination. Derivative financial instruments designated and non-designated as hedging instruments are included in the Company’s Consolidated Balance Sheets at fair value. The Company is not required to maintain cash collateral with its counterparties in relation to derivative transactions.
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
For a designated cash flow hedge, the effective portion of the change in the fair value of the derivative instrument is recorded in AOCI in the Consolidated Balance Sheets. When the underlying hedged transaction is realized, the gain or loss previously included in AOCI is recorded in earnings and reflected in the Consolidated Statements of Operations on the same line as the gain or loss on the hedged item attributable to the hedged risk. The gain or loss associated with changes in the fair value of undesignated cash flow hedges are recorded immediately in the Consolidated Statements of Operations, on the same line as the associated risk. For a designated net investment hedge, the effective portion of the change in the fair value of the derivative instrument is recorded as a cumulative translation adjustment in AOCI in the Consolidated Balance Sheets. Derivatives not designated as a hedge are adjusted to fair value through operating results. Cash flows associated with designated hedges are reported in the same category as the underlying hedged item. Cash flows associated with derivatives are reported in net cash provided from operating activities in the Company’s Consolidated Statements of Cash Flows except for cash flows associated with net investment hedges, which are reported in net cash used by investing activities.
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
As of December 31, 2020 and 2019, the Company had foreign currency hedge economic derivative instruments, with notional amounts of approximately $18 million and $8 million, respectively. The aggregate fair value of these derivatives is an asset of $1 million and a liability of less than $1 million as of December 31, 2020 and 2019, respectively. The difference between the gross and net value of these derivatives after offset by counter party is not material.
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
As of December 31, 2020 and 2019, the Company had cross currency swaps with an aggregate notional value of $250 million. The aggregate fair value of these derivatives is a non-current liability of $27 million and $6 million as of December 31, 2020 and 2019, respectively. As of December 31, 2020, a gain of approximately $5 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

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

As of December 31, 2020 and 2019, the Company had interest rate swaps with an aggregate notional value of $300 million and $250 million, respectively. The aggregate fair value of these derivative transactions is a non-current liability of approximately $11 million and $7 million, as of December 31, 2020 and 2019, respectively. As of December 31, 2020, a loss of approximately $6 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the years ended December 31, 2020 and 2019 are as follows:

	Amount of Gain (Loss)
	Recorded Income (Loss) in AOCI, net of tax		Reclassified from AOCI into Income (Loss)		Recorded in Income (Loss)
(In millions)	2020	2019	2020	2019	2020	2019
Foreign currency risk – Sales:
Non-designated cash flow hedges	$—	$—	$—	$—	$—	$1
Foreign currency risk – Cost of sales:
Non-designated cash flow hedges	—	—	—	—	—	(1)
Interest rate risk - Interest expense, net:
Net investment hedges	(14)	15	5	6	—	—
Interest rate swap	(9)	(6)	(4)	—	—	—
	$(23)	$9	$1	$6	$—	$—

Concentrations of Credit Risk

Financial instruments including cash equivalents, derivative contracts, and accounts receivable, expose the Company to counter-party credit risk for non-performance. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantially investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counter-party and through monitoring counter-party credit risks. The Company’s concentration of credit risk related to derivative contracts as of December 31, 2020 and 2019 is not material.

The following is a summary of the percentage of net sales and accounts receivable from the Company's largest ultimate customers:

	Percentage of Total Net Sales			Percentage of Total Accounts Receivable
	December 31,			December 31, 2020	December 31, 2019
	2020	2019	2018
Ford	22%	22%	26%	13%	12%
Mazda	11%	14%	18%	8%	5%
Renault/Nissan	11%	13%	12%	11%	13%
BMW	11%	8%	3%	8%	6%

NOTE 19. Commitments and Contingencies
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

The dispute between the Company and its former President and Chief Executive Officer, Timothy D. Leuliette, was resolved in the first quarter of 2018. Pursuant to the resolution, the Company recognized $17 million of pre-tax income, representing the forfeiture of stock based awards and release of other liabilities accrued during prior periods. The benefit is classified as a reduction to selling, general and administrative expenses of $10 million, a benefit to Other income, net of $4 million, and a benefit to income (loss) from discontinued operations, net of tax of $3 million in the in the Consolidated Statements of Operations for the year ended December 31, 2018.

In November 2013, the Company and Halla Visteon Climate Corporation ("HVCC"), jointly filed an Initial Notice of Voluntary Self-Disclosure statement with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) regarding certain sales of automotive HVAC components by a minority-owned, Chinese joint venture of HVCC into Iran. The Company updated that notice in December 2013, and subsequently filed a voluntary self-disclosure regarding these sales with OFAC in March 2014. In May 2014, the Company voluntarily filed a supplementary self-disclosure identifying additional sales of automotive HVAC components by the Chinese joint venture, as well as similar sales involving an HVCC subsidiary in China, totaling approximately $12 million, and filed a final voluntary-self disclosure with OFAC on October 17, 2014. OFAC is currently reviewing the results of the Company’s investigation. Following that review, OFAC may conclude that the disclosed sales resulted in violations of U.S. economic sanctions laws and warrant the imposition of civil penalties, such as fines, limitations on the Company's ability to export products from the United States, and/or referral for further investigation by the U.S. Department of Justice. Any such fines or restrictions may be material to the Company’s financial results in the period in which they are imposed, but is not able to estimate the possible loss or range of loss in connection with this matter. Additionally, disclosure of this conduct and any fines or other action relating to this conduct could harm the Company’s reputation and have a material adverse effect on our business, operating results and financial condition. The Company cannot predict when OFAC will conclude its own review of our voluntary self-disclosures or whether it may impose any of the potential penalties described above.
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of December 31, 2020, the Company maintained accruals of approximately $9 million for claims aggregating approximately $57 million in Brazil. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.
Product Warranty and Recall

Amounts accrued for product warranty and recall provisions are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality and legal functions and include due consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments and various other considerations. These estimates do not include amounts which may ultimately be recovered from the Company's suppliers. The Company can provide no assurances that it will not experience material obligations in the future or that it will not incur significant costs to defend or settle such obligations beyond the amounts accrued or beyond what the Company may recover from its suppliers.

The following table provides a reconciliation of changes in the product warranty and recall liability:

	Year Ended December 31,
(In millions)	2020	2019
Beginning balance	$49	$48
Provisions	38	26
Change in estimates	(7)	(2)
Currency/other	3	(1)
Settlements	(19)	(22)
Ending balance	$64	$49

Guarantees and Commitments

During 2014, as part of the YFVIC Transaction, the Company guaranteed certain standard non-payment provisions to cover the lenders in event of non-payment of principal, accrued interest, and other fees due. The loan was fully paid by the borrower and the guarantee concurrently relieved during the year ended December 31, 2019.
As part of the agreements of the Climate Transaction and Interiors Divestiture, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of December 31, 2020, the Company has approximately $5 million and $1 million of outstanding guarantees, related to the divested Climate and Interiors entities, respectively. The guarantees represent the maximum potential amount that the Company could be required to pay under the guarantees in the event of default by the guaranteed parties. These guarantees will generally cease upon expiration of current lease agreement which expire in 2026 and 2024 for the Climate and Interiors entities, respectively.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of December 31, 2020 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 20. Segment Information and Revenue Recognition

The Company’s current reportable segment is Electronics. The Company's Electronics segment provides vehicle cockpit electronics products to customers, including instrument clusters, information displays, infotainment systems, audio systems, telematics solutions, battery monitoring system and head-up displays. As the Company has one reportable segment, total assets, depreciation, amortization and capital expenditures are equal to consolidated results.

Financial results for the Company's reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's chief operating decision maker in allocating resources and in assessing performance. The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company’s segment primarily based on net sales, before elimination of inter-company shipments, Adjusted EBITDA (a non-U.S. GAAP financial measure, as defined below) and operating assets.

The accounting policies for the reportable segments are the same as those described in the Note 1, "Summary of Significant Accounting Policies” to the Company’s consolidated financial statements.

Segment Net sales

Segment Net sales were $2,548 million, $2,945 million and $2,984 million for the years ended December 31, 2020, 2019 and 2018.

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

Segment Adjusted EBITDA was $192 million, $234 million and $330 million for the years ended December 31, 2020, 2019 and 2018.

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year Ended December 31,
(In millions)	2020	2019	2018
Net income (loss) attributable to Visteon Corporation	$(56)	$70	$164
Depreciation and amortization	104	100	91
Restructuring expense, net	76	4	29
Provision for income taxes	28	24	43
Non-cash, stock-based compensation expense	18	17	8
Interest expense, net	11	9	7
Net income attributable to non-controlling interests	8	11	10
Net (income) loss from discontinued operations, net of tax	—	1	(1)
Equity in net income of non-consolidated affiliates	(6)	(6)	(13)
Other, net	9	4	(8)
Adjusted EBITDA	$192	$234	$330

Financial Information by Geographic Region

Financial information about net sales and net tangible long-lived assets by country are as follows:

	Net Sales (a)			Tangible Long-Lived Assets, Net (b)
	Year Ended December 31,			December 31,
(In millions)	2020	2019	2018	2020	2019
United States	$536	$663	$654	$122	$81
Mexico	29	38	67	50	105
Total North America	565	701	721	172	186
Portugal	635	602	563	110	97
Slovakia	251	237	235	51	45
Tunisia	41	71	96	12	10
Other Europe	40	68	87	59	55
Total Europe	967	978	981	232	207
China Domestic	479	527	405
China Export	196	262	309
Total China	675	789	714	85	93
Japan	244	393	494	31	23
India	93	110	114	51	50
Other Asia-Pacific	41	57	70	12	13
Total Other Asia-Pacific	378	560	678	94	86
South America	71	91	79	25	29
Inter-region eliminations	(108)	(174)	(189)
	$2,548	$2,945	$2,984	$608	$601
(a) Company sales based on geographic region where sale originates and not where customer is located.
(b) Tangible long-lived assets include property, plant and equipment and right-of-use assets.

Disaggregated revenue by product lines is as follows:

	Year Ended December 31,
(In millions)	2020	2019
Product Lines
Instrument clusters	$1,323	$1,314
Audio and infotainment	478	721
Information displays	422	486
Body and security	99	117
Telematics	57	76
Climate controls	49	72
Other	120	159
	$2,548	$2,945

NOTE 21. Other Income, Net

	Year Ended December 31,
(In millions)	2020	2019	2018
Pension financing benefits, net	$14	$10	$13
Pension settlement charge	(5)	—	—
Transformation initiatives	—	—	4
Gain on non-consolidated transactions, net	—	—	4
	$9	$10	$21
Pension financing benefits, net include return on assets net of interest costs and other amortization.
During 2020 the Company transferred a portion of the benefit obligation related to its defined benefit U.S. pension plan a third-party issuer. The transaction met the criteria for settlement accounting, and accordingly, the Company recognized a $5 million pension settlement charge.
During 2018, the Company recognized a $4 million benefit on settlement of litigation matters with the Company’s former President and Chief Executive Officer as further described in Note 19, "Commitments and Contingencies."
On September 1, 2018, the Company invested approximately $300,000 and acquired an additional 1% ownership in Changchun Visteon FAWAY Auto Electronics Co., Ltd, ("VFAE"), a Chinese automotive electronic applications manufacturer in which the Company had previously been an equity investor. The Company's ownership interest increased to 51% and, because of the change in control, the assets and liabilities of VFAE were consolidated from the date of the transaction.

Item 9.Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
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
At December 31, 2020, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2020.
Internal Control over Financial Reporting
Management’s report on internal control over financial reporting is presented in Item 8 of this Form 10-K “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K along with the attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the effectiveness of internal control over financial reporting as at December 31, 2020. There were no changes in the Company's internal control over financial reporting during the three months ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Part III
Item 10.Directors, Executive Officers and Corporate Governance
Except as set forth herein, the information required by Item 10 regarding its directors is incorporated by reference from the information under the captions “Item - Election of Directors,” “Corporate Governance,” and "2021 Stockholder Proposals and Nominations" in its 2021 Proxy Statement. The information required by Item 10 regarding its executive officers appears as Item 4A under Part I of this Form 10-K.
The Company has a code of ethics, as such phrase is defined in Item 406 of Regulation S-K, that applies to all directors, officers and employees of the Company and its subsidiaries, including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer. The code, entitled “Ethics and Integrity Policy,” is available on the Company's website at www.visteon.com.
Item 11.Executive Compensation
The information required by Item 11 is incorporated by reference from the information under the captions “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” in its 2021 Proxy Statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in its 2021 Proxy Statement.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference from the information under the captions “Corporate Governance - Director Independence” and “Transactions with Related Persons” in its 2021 Proxy Statement.
Item 14.Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference from the information under the captions “Audit Fees” and “Audit Committee Pre-Approval Process and Policies” in its 2021 Proxy Statement.

Part IV

Item 15.Exhibits and Financial Statement Schedules
(a)    The following documents are filed as part of this Form 10-K:
1.    Financial Statements
See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Form 10-K hereof.
2.    Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts
All other financial statement schedules are omitted because they are not required or applicable under instructions contained in Regulation S-X or because the information called for is shown in the financial statements and notes thereto.
3. Exhibits
The exhibits listed on the "Exhibit Index" on page 91 hereof are filed with this Form 10-K or incorporated by reference as set forth therein.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	(Benefits)/ Charges to Income	Deductions(a)	Other( b)	Balance at End of Period
Year Ended December 31, 2020:
Allowance for doubtful accounts	$10	$(2)	$(4)	$—	$4
Valuation allowance for deferred taxes	1,132	46	—	85	1,263
Year Ended December 31, 2019:
Allowance for doubtful accounts	$6	$5	$(1)	$—	$10
Valuation allowance for deferred taxes	1,144	(10)	—	(2)	1,132
Year Ended December 31, 2018:
Allowance for doubtful accounts	$8	$2	$(4)	$—	$6
Valuation allowance for deferred taxes	1,242	(81)	—	(17)	1,144
____________
(a)Deductions represent uncollectible accounts charged off.
(b)Deferred taxes valuation allowance - represents adjustments recorded through other comprehensive income, exchange, expiration of tax attribute carryforwards, and various tax return true-up adjustments, all of which impact deferred taxes and the related valuation allowances. In 2020, the $85 million other increase in the valuation allowance for deferred taxes is comprised of $49 million related to valuation allowance benefits allocated to discontinued operations associated with electing to deduct expiring foreign tax credits previously derecognized for which a valuation allowance is maintained; $20 million related to exchange; and $16 million primarily related to other comprehensive income. In 2019, the $2 million overall decrease in the valuation allowance for deferred taxes is comprised of $7 million related to exchange, partially offset by $5 million related to other comprehensive income. In 2018, the $17 million overall decrease in the valuation allowance for deferred taxes is comprised of $18 million related to exchange, partially offset by $1 million related to other comprehensive income.

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

4.2	Description of Visteon Corporation Securities Registered Under Section 12 of the Exchange Act of 1934.
10.1
Amended and Restated Employment Agreement, dated October 22,2020, between Visteon Corporation and Sachin Lawande (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on October 26, 2020).*

10.2
Credit Agreement, dated as of April 9, 2014, among Visteon Corporation, each lender from time to time party thereto, each L/C Issuer from time to time party thereto and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on April 14, 2014).

10.2.1
Amendment No. 1, dated as of March 25, 2015, to Credit Agreement, dated as of April 9, 2014, by and among Visteon Corporation, each lender from time to time party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on March 27, 2015).

10.2.2
Amendment No. 2 to Credit Agreement, dated as of March 24, 2017, by and among Visteon Corporation, the guarantors party thereto, each lender party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on March 27, 2017).

10.2.3
Amendment No. 3 to Credit Agreement, dated as of November 14, 2017, by and among Visteon Corporation, the guarantors party thereto, each lender party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on November 17, 2017).

10.2.4
Amendment No. 4 to Credit Agreement, dated as of May 30, 2018, by and among Visteon Corporation, the guarantors party thereto, each lender party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on June 1, 2018).

10.2.5
Amendment No. 5 to Credit Agreement, dated as of December 19, 2019, by and among Visteon Corporation, the guarantors party thereto, each lender party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on December 20, 2019).

10.3	Visteon Corporation 2020 Incentive Plan, (incorporated by reference to Appendix C to the Definitive Proxy Statement on Schedule 14A of Visteon Corporation filed on April 23, 2020).*
10.3.1	Form of Terms and Conditions of Nonqualified Stock Options (2020) under the Visteon Corporation 2010 Incentive Plan.*
10.3.2	Form of Performance Stock Unit Grant Agreement (2020) under the Visteon Corporation 2010 Incentive Plan.*
10.3.3	Form of Restricted Stock Unit Grant Agreement (2020) under the Visteon Corporation 2010 Incentive Plan.*

Exhibit No.	Description
10.4	Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the Visteon Corporation 2020 Incentive Plan*.
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

10.8	Visteon Executive Severance Plan, as amended and restated effective January 2021.*
10.9
Form of Change in Control Agreement between Visteon Corporation and executive officers of Visteon Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*

10.9.1
Schedule identifying substantially identical agreements to Officer Change in Control Agreement constituting Exhibit 10.9 hereto entered into by Visteon Corporation with Ms. Trecker and Messrs. Cole, Pynnonen, Ribeiro, Rouquet, and Vallance.*

14.1
Visteon Corporation - Ethics and Integrity Policy (code of business conduct and ethics) (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Visteon Corporation filed on February 22, 2018).

21.1	Subsidiaries of Visteon Corporation.
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
24.1	Powers of Attorney relating to execution of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated February 18, 2021.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated February 18, 2021.
32.1	Section 1350 Certification of Chief Executive Officer dated February 18, 2021.
32.2	Section 1350 Certification of Chief Financial Officer dated February 18, 2021.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Visteon Corporation has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ ABIGAIL S. FLEMING
Abigail S. Fleming
Vice President and Chief Accounting Officer
Date: February 18, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

	Signature	Title
	/s/ SACHIN LAWANDE	Director, President and Chief Executive Officer
	Sachin Lawande	(Principal Executive Officer)

	/s/ JEROME J. ROUQUET	Senior Vice President and Chief Financial Officer
	Jerome J. Rouquet	(Principal Financial Officer)

	/s/ ABIGAIL S. FLEMING	Vice President and Chief Accounting Officer
	Abigail S. Fleming	(Principal Accounting Officer)

	/s/ JAMES J. BARRESE*	Director
James J. Barrese

	/s/ NAOMI M. BERGMAN*	Director
Naomi M. Bergman

	/s/ JEFFREY D. JONES*	Director
Jeffrey D. Jones

	/s/ JOANNE M. MAGUIRE*	Director
Joanne M. Maguire

	/s/ ROBERT J. MANZO*	Director
Robert J. Manzo

	/s/ FRANCIS M. SCRICCO*	Director
Francis M. Scricco

	/s/ DAVID L. TREADWELL*	Director
David L. Treadwell

*By:	/s/ BRETT PYNNONEN
Brett Pynnonen
Attorney-in-Fact