Form 10-Q
period 2021-03-31
VISTEON CORP
filed 2021-04-29
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. __
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No__
As of April 22, 2021, the registrant had outstanding 27,962,305 shares of common stock.
Exhibit index located on page number 34.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.Condensed Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Net sales	$746	$643
Cost of sales	(673)	(590)
Gross margin	73	53
Selling, general and administrative expenses	(45)	(54)
Restructuring, net	1	(33)
Interest expense	(3)	(3)
Interest income	1	1
Equity in net income of non-consolidated affiliates	—	1
Other income, net	4	4
Income (loss) before income taxes	31	(31)
Provision for income taxes	(12)	(5)
Net income (loss)	19	(36)
Less: Net (income) loss attributable to non-controlling interests	(3)	1
Net income (loss) attributable to Visteon Corporation	$16	$(35)

Comprehensive income (loss)	$1	$(73)
Less: Comprehensive (income) loss attributable to non-controlling interests	(2)	1
Comprehensive income (loss) attributable to Visteon Corporation	$(1)	$(72)

Basic earnings (loss) per share attributable to Visteon Corporation	$0.57	$(1.25)

Diluted earnings (loss) per share attributable to Visteon Corporation	$0.56	$(1.25)

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	(Unaudited)
	March 31,	December 31,
	2021	2020
ASSETS
Cash and equivalents	$482	$496
Restricted cash	4	4
Accounts receivable, net	466	484
Inventories, net	188	177
Other current assets	152	180
Total current assets	1,292	1,341
Property and equipment, net	414	436
Intangible assets, net	123	127
Right-of-use assets	162	172
Investments in non-consolidated affiliates	57	60
Other non-current assets	123	135
Total assets	$2,171	$2,271
LIABILITIES AND EQUITY
Accounts payable	$486	$500
Accrued employee liabilities	69	83
Current lease liability	31	32
Other current liabilities	189	209
Total current liabilities	775	824
Long-term debt, net	349	349
Employee benefits	307	322
Non-current lease liability	137	146
Deferred tax liabilities	30	28
Other non-current liabilities	67	92
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of March 31, 2021 and December 31, 2020)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 28 million shares outstanding as of March 31, 2021 and December 31, 2020)	1	1
Additional paid-in capital	1,337	1,348
Retained earnings	1,639	1,623
Accumulated other comprehensive loss	(321)	(304)
Treasury stock	(2,272)	(2,281)
Total Visteon Corporation stockholders’ equity	384	387
Non-controlling interests	122	123
Total equity	506	510
Total liabilities and equity	$2,171	$2,271

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2021	2020
Operating Activities
Net income (loss)	$19	$(36)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	27	25
Non-cash stock-based compensation	4	5
Equity in net income of non-consolidated affiliates, net of dividends remitted	—	(1)
Other non-cash items	1	6
Changes in assets and liabilities:
Accounts receivable	4	102
Inventories	(17)	(16)
Accounts payable	2	(42)
Other assets and other liabilities	(29)	(18)
Net cash provided from operating activities	11	25
Investing Activities
Capital expenditures, including intangibles	(18)	(44)
Loan repayments from non-consolidated affiliates	2	2
Other	1	1
Net cash used by investing activities	(15)	(41)
Financing Activities
Borrowings on revolving credit facility	—	400
Repurchase of common stock	—	(16)
Dividends paid to non-controlling interests	—	(7)
Net cash provided from financing activities	—	377
Effect of exchange rate changes on cash	(10)	(5)
Net (decrease) increase in cash	(14)	356
Cash, equivalents, and restricted cash at beginning of the period	500	469
Cash, equivalents, and restricted cash at end of the period	$486	$825

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2020	$1	$1,348	$1,623	$(304)	$(2,281)	$387	$123	$510
Net income (loss)	—	—	16	—	—	16	3	19
Other comprehensive income (loss)	—	—	—	(17)	—	(17)	(1)	(18)
Stock-based compensation, net	—	(11)	—	—	9	(2)	—	(2)
Dividends declared to non-controlling interests	—	—	—	—	—	—	(3)	(3)
March 31, 2021	$1	$1,337	$1,639	$(321)	$(2,272)	$384	$122	$506

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2019	$1	$1,342	$1,679	$(267)	$(2,275)	$480	$115	$595
Net income (loss)	—	—	(35)	—	—	(35)	(1)	(36)
Other comprehensive income (loss)	—	—	—	(37)	—	(37)	—	(37)
Stock-based compensation, net	—	(5)	—	—	7	2	—	2
Repurchase of shares of common stock	—	—	—	—	(16)	(16)	—	(16)
Cash dividends	—	—	—	—	—	—	(7)	(7)
March 31, 2020	$1	$1,337	$1,644	$(304)	$(2,284)	$394	$107	$501

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Summary of Significant Accounting Policies

Basis of Presentation - Interim Financial Statements

The condensed consolidated financial statements of Visteon Corporation (the "Company" or "Visteon") have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the rules and regulations of the U.S. Securities and Exchange Commission ("SEC") have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments, except as otherwise disclosed) that management believes are necessary for a fair presentation of the results of operations, financial position, stockholders' equity, and cash flows of the Company for the interim periods presented. Interim results are not necessarily indicative of full-year results.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after March 31, 2021, including those resulting from the impacts of COVID-19 and the related subsequent semiconductor supply shortage, as further described in Note 14, "Commitments and Contingencies.", will be reflected in management's estimates in future periods.

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

The allowance for doubtful accounts was $4 million as of March 31, 2021 and December 31, 2020.

Recently Adopted Accounting Pronouncements

Reference Rate Reform - In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." Subsequently, in 2021, the FASB issued ASU 2021-01, "Reference Rate Reform", to further clarify and expand certain aspects of ASC 848. ASU 2020-04 and ASU 2021-01 provide optional expedients and exceptions related to certain contract modifications and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another rate that is expected to be discontinued. The guidance was effective upon issuance and is generally applied to applicable contract modifications and hedge relationships prospectively through December 31, 2022. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.

NOTE 2. Non-Consolidated Affiliates

Investments in Affiliates

The Company recorded equity in the net income of non-consolidated affiliates of less than a million and $1 million for the three months ended March 31, 2021 and 2020, respectively.

The Company's investments in non-consolidated equity method affiliates include the following:

	March 31,	December 31,
(In millions)	2021	2020
Yanfeng Visteon Investment Co., Ltd. ("YFVIC") (50%)	$46	$50
Other	11	10
Total investments in non-consolidated affiliates	$57	$60

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
The Company determined that YFVIC is a VIE. The Company holds a variable interest in YFVIC primarily related to its ownership interests and subordinated financial support. The Company and Yangfeng Automotive Trim Systems Co. Ltd. ("YF") each own 50% of YFVIC and neither entity has the power to control the operations of YFVIC; therefore, the Company is not the primary beneficiary of YFVIC and does not consolidate the joint venture.
The Company's investments in YFVIC consists of the following:

	March 31,	December 31,
(In millions)	2021	2020
Payables due to YFVIC	$6	$9
Exposure to loss in YFVIC:
Investment in YFVIC	$46	$50
Receivables due from YFVIC	40	53
Subordinated loan receivable from YFVIC	4	6
Maximum exposure to loss in YFVIC	$90	$109

Investments

In 2018, the Company committed to make a $15 million investment in two funds managed by venture capital firms principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each fund, the Company will periodically make capital contributions toward this total commitment amount. As of March 31, 2021, the Company has contributed a total of $5 million toward the aggregate investment commitments. These investments are classified as equity method investments.

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

During 2020 the Company approved various restructuring programs impacting engineering, administrative and manufacturing functions to improve efficiency and rationalize the Company’s footprint. During the first quarter of 2021, the Company released $1 million of restructuring expense due to a change in estimate. The Company recorded $33 million of net restructuring expense for cash severance, retention, and termination costs for the three months ended March 31, 2020. As of March 31, 2021, $26 million remains accrued related to these programs.

During 2018, the Company approved a restructuring program impacting legacy employees at a South America facility due to the wind-down of certain products. As of March 31, 2021, $2 million remains accrued related to this program.

As of March 31, 2021, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its global Interiors business (the "Interiors Divestiture") of $2 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves

Restructuring reserve balances of $26 million and $5 million as of March 31, 2021 are classified as Other current liabilities and Other non-current liabilities, respectively. Restructuring reserve balances of $39 million and $10 million as of December 31, 2020 are classified as Other current liabilities and Other non-current liabilities, respectively. The Company anticipates that the activities associated with the current restructuring programs will be substantially complete by the end of 2022. The Company’s restructuring reserves and related activity are summarized below and include amounts associated with discontinued operations.

(In millions)
December 31, 2020	$49
Expense	—
Change in estimate	(1)
Utilization	(16)
Foreign currency	(1)
March 31, 2021	$31

NOTE 4. Inventories

Inventories, net consist of the following components:

	March 31,	December 31,
(In millions)	2021	2020
Raw materials	$132	$114
Work-in-process	23	25
Finished products	33	38
	$188	$177
NOTE 5. Goodwill and Other Intangible Assets

Intangible assets, net are comprised of the following:

		March 31, 2021			December 31, 2020
(In millions)	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Developed technology	10	$41	$(38)	$3	$41	$(38)	$3
Customer related	10	94	(66)	28	95	(64)	31
Capitalized software development	5	44	(7)	37	44	(7)	37
Other	32	14	(7)	7	14	(7)	7
Subtotal		193	(118)	75	194	(116)	78
Indefinite-Lived:
Goodwill		48	—	48	49	—	49
Total		$241	$(118)	$123	$243	$(116)	$127

Capitalized software development consists of software development costs intended for integration into customer products.

NOTE 6. Other Assets

Other current assets are comprised of the following components:

	March 31,	December 31,
(In millions)	2021	2020
Joint venture receivables	$40	$53
Recoverable taxes	39	52
Contractually reimbursable engineering costs	33	31
Prepaid assets and deposits	26	18
Royalty agreements	5	7
China bank notes	4	15
Other	5	4
	$152	$180

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions which are operating in nature. The Company redeemed $51 million and $27 million of China bank notes during the three months ended March 31, 2021 and 2020, respectively. Remaining amounts outstanding at third-party institutions related to sold bank notes will mature by the end of the third quarter of 2021.

Other non-current assets are comprised of the following components:

	March 31,	December 31,
(In millions)	2021	2020
Deferred tax assets	$53	$55
Contractually reimbursable engineering costs	33	31
Recoverable taxes	19	21
Royalty agreements	5	8
Joint venture notes receivable	—	7
Other	13	13
	$123	$135
Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of $28 million during the remainder of 2021, $18 million in 2022, $15 million in 2023, $4 million in 2024 and $1 million in 2025 and beyond.

NOTE 7. Other Liabilities

Other current liabilities are summarized as follows:

	March 31,	December 31,
(In millions)	2021	2020
Product warranty and recall accruals	$52	$52
Deferred income	42	46
Restructuring reserves	26	39
Royalty reserves	14	13
Income taxes payable	10	5
Non-income taxes payable	7	15
Joint venture payables	6	9
Other	32	30
	$189	$209

Other non-current liabilities are summarized as follows:

	March 31,	December 31,
(In millions)	2021	2020
Derivative financial instruments	$23	$38
Product warranty and recall accruals	8	12
Deferred income	7	7
Income tax reserves	7	6
Restructuring reserves	5	10
Royalty agreements	5	6
Other	12	13
	$67	$92

NOTE 8. Debt
The Company’s debt consists of the following:

	March 31,	December 31,
(In millions)	2021	2020
Long-Term Debt:
Term debt facility, net	$349	$349
Short-Term Debt
As of March 31, 2021, the Company has no outstanding short-term borrowing, available borrowings under affiliate credit facilities are $178 million.
Long-Term Debt

As of March 31, 2021, the Company has an amended credit agreement ("Credit Agreement") which includes a $350 million Term Facility maturing March 24, 2024 and a $400 million Revolving Credit Facility which matures the earlier of (i) December 24, 2024, (ii) 90 days prior to the scheduled maturity of the Term Facility, or (iii) the date of the termination of the Company's credit agreement.

On March 19, 2020, the Company borrowed the entire amount of revolving loans available under the Revolving Credit Facility to increase its cash position and maximize its flexibility in response to unprecedented uncertainty related to the impact of COVID-19. On September 24, 2020, the Company fully repaid the amount borrowed under the Revolving Credit Facility following stronger than expected industry recovery and improved Company performance in the third quarter of 2020. The Company has no outstanding borrowings on the Revolving Credit Facility as of March 31, 2021.

Interest on the Term Facility loans accrue at a rate equal to a LIBOR-based rate plus an applicable margin of 1.75% per annum. Loans under the Company' Revolving Credit Facility accrue interest at a rate equal to a LIBOR-based rate plus an applicable margin of between 1.00% - 2.00%, as determined by the Company's total gross leverage ratio.

The Credit Agreement requires compliance with customary affirmative and negative covenants and contains customary events of default. The Revolving Credit Facility also requires that the Company maintain a total net leverage ratio no greater than 3.50:1.00. During any period when the Company’s corporate and family ratings meet investment grade ratings, certain of the negative covenants are suspended. As of March 31, 2021, the Company was in compliance with all its debt covenants.

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

Other

The Company has a $5 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $3 million of outstanding letters of credit issued under this facility secured by restricted cash, as of March 31, 2021. Additionally, the Company had $9 million of locally issued letters of credit with less than $1 million of collateral as of March 31, 2021, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 9. Employee Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended March 31, 2021 and 2020 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2021	2020	2021	2020
Costs Recognized in Income:
Pension financing benefits (cost):
Interest cost	$(4)	$(6)	$(2)	$(2)
Expected return on plan assets	9	10	2	2
Amortization of losses and other	(1)	—	—	—
Total Pension financing benefits (cost):	4	4	—	—
Restructuring related pension cost:
Special termination benefits	—	(1)	—	—
Net pension benefit (cost)	$4	$3	$—	$—
Pension financing benefits, net of $4 million for the three months ended March 31, 2021 and 2020 are classified as Other income, net on the Company's condensed consolidated statements of comprehensive income.
During the three months ended March 31, 2021, cash contributions to the Company's defined benefit plans were approximately $4 million for the U.S. plans and $2 million for the non-U.S. plans. The Company estimates that total cash contributions to its pension plans during 2021 will be $25 million.

NOTE 10. Income Taxes
During the three month period ended March 31, 2021, the Company recorded a provision for income tax on continuing operations of $12 million, which reflects income tax expense in countries where the Company is profitable; accrued withholding taxes; ongoing assessments related to the recognition and measurement of uncertain tax benefits; the inability to record a tax benefit for pretax losses and/or recognize expense for pretax income in certain jurisdictions (including the U.S.) due to valuation allowances; and other non-recurring tax items, including enacted tax law changes. Pretax losses from continuing operations in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $11 million and $52 million for the three month periods ended March 31, 2021 and 2020, respectively, resulting in an increase in the Company's effective tax rate in those years.
The Company's provision for income taxes in interim periods is calculated by applying an estimated annual effective tax rate on income before income taxes, excluding equity in net income of non-consolidated affiliates for the period. Effective tax rates vary from period to period as separate calculations are performed for those countries where the Company's operations are profitable with results continuing to be tax-effected and for those countries where deferred tax valuation allowances exist and are maintained. In determining the estimated annual effective tax rate, the Company analyzes various factors, including but not limited to, forecasts of projected annual earnings, tax jurisdictions in which the pretax income (losses) will be generated, and available tax planning strategies. The changing and volatile macro-economic conditions connected with the ongoing COVID-19 pandemic may cause fluctuations in forecasted earnings before income taxes. As such, the Company's effective tax rate could be subject to volatility as forecasted earnings before income taxes are impacted by events that cannot be predicted. The Company’s estimated annual effective tax rate is updated each quarter and may be significantly impacted by changes to the mix of forecasted earnings by tax jurisdiction. The tax impact of adjustments to the estimated annual effective tax rate are recorded in the period such estimates are revised. The Company is also required to record the tax impact of certain other non-recurring tax items, including changes in judgment about valuation allowances and uncertain tax positions, and changes in tax laws or rates in the interim period in which they occur, rather than include them in the estimated annual effective tax rate.
The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. This assessment considers, among other matters, the nature, frequency, and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. If (i) recent improvements to financial results continue in the U.S., or (ii) recovery of the global economy after the COVID-19 pandemic occurs faster than expected, the Company believes it is possible that sufficient positive evidence may be available to release all, or a portion, of its U.S. valuation allowance in the next nine to 24 months.
Unrecognized Tax Benefits
Gross unrecognized tax benefits as of March 31, 2021 and December 31, 2020, including amounts attributable to discontinued operations, were $15 million and $14 million, respectively. Of these amounts, approximately $8 million and $7 million, respectively represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. During the three months ended March 31, 2021, the Company recorded a $2 million increase in tax expense related to uncertain tax positions attributable to certain related party transactions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at March 31, 2021 and December 31, 2020 was $2 million in both years.
With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2014, or state, local or non-U.S. income tax examinations for years before 2003, although U.S. net operating losses carried forward into open tax years technically remain open to adjustment. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in the U.S., Europe, Asia and Mexico could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions, and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) of $7 million is included in Other non-current liabilities on the condensed consolidated balance sheet, while $3 million is reflected as a reduction of a deferred tax asset related to a net operating loss included in Other-non-current assets on the condensed consolidated balance sheet.

During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) related to the sale of its chassis business to a third party, which required a deposit in the amount of $15 million during 2013 necessary to open a judicial proceeding against the government in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities after attempts to reopen an appeal of the administrative decision failed. Adjusted for currency impacts and accrued interest, the deposit amount is approximately $10 million as of March 31, 2021. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments, as well as income tax refund claims associated with other jurisdictions, total $14 million as of March 31, 2021, and are included in Other non-current assets on the condensed consolidated balance sheets.

NOTE 11. Stockholders’ Equity and Non-controlling Interests
Non-Controlling Interests
The Company's non-controlling interests are as follows:

	March 31,	December 31,
(In millions)	2021	2020
Yanfeng Visteon Automotive Electronics Co., Ltd.	$57	$57
Shanghai Visteon Automotive Electronics, Co., Ltd.	42	44
Changchun Visteon FAWAY Automotive Electronics, Co., Ltd.	21	20
Other	2	2
	$122	$123

Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended March 31,
(In millions)	2021	2020
Changes in AOCI:
Beginning balance	$(304)	$(267)
Other comprehensive income (loss) before reclassification, net of tax	(18)	(37)
Amounts reclassified from AOCI	1	—
Ending balance	$(321)	$(304)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(115)	$(153)
Other comprehensive income (loss) before reclassification, net of tax (a)	(33)	(38)
Ending balance	(148)	(191)
Net investment hedge
Beginning balance	(15)	4
Other comprehensive income (loss) before reclassification, net of tax (a)	14	9
Amounts reclassified from AOCI	(1)	(1)
Ending balance	(2)	12
Benefit plans
Beginning balance	(165)	(114)
Other comprehensive income (loss) before reclassification, net of tax (b)	1	1
Amounts reclassified from AOCI	1	1
Ending balance	(163)	(112)
Unrealized hedging gain (loss)
Beginning balance	(9)	(4)
Other comprehensive income (loss) before reclassification, net of tax (c)	—	(9)
Amounts reclassified from AOCI	1	—
Ending balance	(8)	(13)
Total AOCI	$(321)	$(304)
(a) There were no income tax effects for either period due to the valuation allowance.
(b) Net tax expense was less than $1 million related to benefit plans for the three months ended March 31, 2021 and 2020.
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

NOTE 12. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to Visteon by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by dividing net income by the weighted average number of common and potentially dilutive common shares outstanding. Performance based share units are considered contingently issuable shares and are included in the computation of diluted earnings per share based on the number of shares that would be issuable if the reporting date were the end of the contingency period and if the result would be dilutive.

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended March 31,
(In millions, except per share amounts)	2021	2020
Numerator:
Net income (loss) attributable to Visteon	$16	$(35)
Denominator:
Average common stock outstanding - basic	27.9	27.9
Dilutive effect of performance based share units and other	0.5	—
Diluted shares	28.4	27.9
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon	$0.57	$(1.25)

Diluted earnings (loss) per share attributable to Visteon:	$0.56	$(1.25)
For the three months ended March 31, 2020, performance based share units of approximately 170,000 were excluded from the calculation of diluted loss per share because the effect of including them would have been anti-dilutive.

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
As of March 31, 2021 and December 31, 2020, the Company had foreign currency economic derivative instruments with notional amounts of $38 million and $18 million, respectively. At March 31, 2021, these instruments are undesignated hedges of local currency value of recognized net monetary balances that are denominated in a currency other than the particular entity's functional currency. The aggregate fair value of these derivative instruments is an asset of less than $1 million and an asset of $1 million, as of March 31, 2021 and December 31, 2020, respectively.
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
As of March 31, 2021 and December 31, 2020, the Company had cross currency swaps with an aggregate notional value of $250 million. The aggregate fair value of these derivatives is a non-current liability of $14 million and $27 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, a gain of $6 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.
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
As of March 31, 2021 and December 31, 2020, the Company had interest rate swaps with an aggregate notional value of $300 million. The aggregate fair value of these derivative transactions is a non-current liability of $9 million and $11 million as of March 31, 2021 and December 31, 2020, respectively. As of March 31, 2021, a loss of $6 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next twelve months.
Financial Statement Presentation
Gains and losses on derivative financial instruments for the three months ended March 31, 2021 and 2020 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)
(In millions)	2021	2020	2021	2020
Foreign currency risk - Cost of sales:
Cash flow hedges	$—	$(2)	$—	$—
Interest rate risk - Interest expense, net:
Interest rate swap	—	(7)	(1)	—
Net investment hedges	14	9	1	1
	$14	$—	$—	$1
Items Not Carried at Fair Value
The Company's fair value of debt was $347 million as of March 31, 2021 and December 31, 2020. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2, "Other Observable Inputs" in the fair value hierarchy.

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
The Company's credit risk with any single customer does not exceed ten percent of total accounts receivable except for Ford and its affiliates which represent 14% and 13%, and Renault/Nissan which represents 10% and 11%, of the Company's balance as of March 31, 2021 and December 31, 2020, respectively.

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
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. The Company maintained accruals of $9 million for claims aggregating $56 million in Brazil as of March 31, 2021. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
The adverse impacts of the COVID-19 pandemic led to a significant vehicle production reduction in the first half of 2020, which was followed by increased consumer demand and vehicle production schedules in the second half of 2020, particularly in the fourth quarter. Because semiconductor suppliers have been unable to rapidly reallocate production to serve the automotive industry, the surge in demand led to a worldwide semiconductor supply shortage. The shortage was further exacerbated in the first quarter of 2021 by storms in late February that impacted certain semiconductor supplier facilities in the southern United

States and a fire at another semiconductor fabrication facility in Japan in March 2021. The Company is working closely with suppliers and customers to attempt to minimize potential adverse impacts of these events which are outside of the Company’s control. Notwithstanding these efforts, the Company’s semiconductor suppliers have in some instances been unable to deliver sufficient semiconductors to meet the Company’s customer requirements. This has led certain customers to allege that the Company has contributed to production reductions. As a result, these customers have communicated that they expect the Company to absorb some of the financial impact of those reductions and are reserving their rights to claim damages arising from the supply shortages. The Company believes it has a number of legal defenses to such claims and intends to defend any such claims vigorously. The Company has also notified semiconductor suppliers that it will seek compensation from them for failure to deliver sufficient quantities. The Company is not able to estimate the possible loss or range of loss in connection with this matter at this time.
While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.
Guarantees and Commitments
As part of the agreements involving the divestiture of the Climate business (the "Climate Transaction") and Interiors Divestiture, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of March 31, 2021, the Company has $5 million and $1 million of outstanding guarantees, related to the divested Climate and Interiors entities, respectively. The guarantees represent the maximum potential amount that the Company could be required to pay under the guarantees in the event of default by the guaranteed parties. The guarantees will generally cease upon expiration of current lease agreement which expire in 2026 and 2024 for the Climate and Interiors entities, respectively.
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
The following table provides a rollforward of changes in the product warranty and recall claims liability:

	Three Months Ended March 31,
(In millions)	2021	2020
Beginning balance	$64	$49
Provisions	5	5
Changes in estimates	1	—
Currency/other	(3)	—
Settlements	(7)	(5)
Ending balance	$60	$49

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraphs where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of March 31, 2021 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 15. Segment Information and Revenue Recognition

The Company’s current reportable segment is Electronics. The Company's Electronics segment provides vehicle cockpit electronics products to customers, including instrument clusters, information displays, infotainment systems, audio systems, telematics solutions, battery monitoring systems, and head-up displays. As the Company has one reportable segment, total assets, depreciation, amortization and capital expenditures are equal to consolidated results.
Financial results for the Company's reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's chief operating decision maker in allocating resources and in assessing performance. The Company’s chief operating decision maker, the Chief Executive Officer, evaluates the performance of the Company’s segment primarily based on net sales, before elimination of inter-company shipments, Adjusted EBITDA (a non-U.S. GAAP financial measure, as defined below), and operating assets.

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

Adjusted EBITDA is presented as a supplemental measure of the Company's financial performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company's operating activities across reporting periods. Not all companies use identical calculations and, accordingly, the Company's presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA is not a recognized term under U.S. GAAP and does not purport to be a substitute for net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and is not intended to be a measure of cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments, and debt service requirements. The Company uses Adjusted EBITDA as a factor in incentive compensation decisions and to evaluate the effectiveness of the Company's business strategies. In addition, the Company's credit agreements use measures similar to Adjusted EBITDA to measure compliance with certain covenants.

Segment Adjusted EBITDA and reconciliation to net income (loss) attributable to Visteon is as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Net income (loss) attributable to Visteon Corporation	$16	$(35)
Depreciation and amortization	27	25
Non-cash, stock-based compensation expense	4	5
Provision for income taxes	12	5
Interest expense, net	2	2
Net income (loss) attributable to non-controlling interests	3	(1)
Restructuring, net	(1)	33
Equity in net income of non-consolidated affiliates	—	(1)
Other	1	—
Adjusted EBITDA	$64	$33

Revenue Recognition

Disaggregated revenue by geographical market and product lines is as follows:

	Three Months Ended March 31,
(In millions)	2021	2020
Geographical Markets
Europe	$276	$254
Americas	202	192
China Domestic	124	57
China Export	54	64
Other Asia-Pacific	119	116
Eliminations	(29)	(40)
	$746	$643

	Three Months Ended March 31,
(In millions)	2021	2020
Product Lines
Instrument clusters	$387	$312
Audio and infotainment	145	145
Information displays	118	109
Body and security	35	25
Climate controls	14	10
Telematics	18	12
Other	29	30
	$746	$643
During the three months ended March 31, 2021, revenue recognized related performance obligations satisfied in previous periods represented less than 1% of consolidated net sales. The Company has no material contract assets, contract liabilities, or capitalized contract acquisition costs as of March 31, 2021.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition, and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020 filed with the Securities and Exchange Commission on February 18, 2021 and the financial statements and accompanying notes to the financial statements included elsewhere herein.
Executive Summary
Strategic Priorities
Visteon is a global automotive supplier that designs, engineers, and manufactures innovative automotive electronics and connected car solutions for the world’s major vehicle manufacturers. The automotive electronics market is expected to grow faster than underlying vehicle production volumes as the vehicle shifts from analog to digital and towards device and cloud connectivity, electric vehicles, and more advanced safety features.
The Company has laid out the following strategic priorities:
•Technology Innovation - The Company is an established global leader in automotive electronics and is positioned to provide solutions as the industry transitions to the next generation automotive experience. The cockpit is becoming fully digital, connected, automated, learning, and voice enabled while vehicles are also becoming electric and featuring more advanced safety capabilities. Visteon's broad portfolio of cockpit electronics technology, the industry's first wireless battery management system, and the development of the DriveCore™ advanced safety platform positions Visteon to support these macro trends in the automotive industry.
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

Financial Results

The pie charts below highlight the net sales breakdown for Visteon for the three months ended March 31, 2021.
*Regional net sales are based on the geographic region where sales originate and not where customer is located (excludes inter-regional eliminations).
Global Automotive Market Conditions and Production Levels
Light vehicle production levels for the three months ended March 31, 2021 and 2020 by geographic region are provided below:

(Units in millions)	Three Months Ended March 31,
	2021	2020	Change
China	5.6	3.2	75.0%
Other Asia Pacific	5.1	4.9	4.1%
Europe	4.6	4.6	—%
Americas	4.2	4.5	(6.7)%
Other	0.5	0.4	25.0%
Global	20.0	17.6	13.6%
Source: LMC, March 2021
The automotive industry was negatively impacted in 2020 by the COVID-19 pandemic, with industry production coming to a stop at most locations at varying times throughout the first half of the year, followed by a faster than anticipated recovery in the second half of 2020. This trend continued in the first quarter of 2021 with strong retail demand in the United States and China while dealer inventories have continued to decrease.
The surge in demand in the second half of 2020 has led to a worldwide semiconductor supply shortage, both in automotive and in other industries, during the first quarter of 2021. In addition, recent events including unusually cold weather in Austin, Texas in February and a supplier fire in Japan have led to reduced semiconductor availability. These factors have been further exacerbated by the continued COVID-19 pandemic and other supply chain related disruptions such as the Suez Canal blockage. The magnitude of the impact on the Company's 2021 financial statements and results of operations and cash flows will depend on the evolution of the semiconductor supply shortage, related plant production schedules and supply chain impacts. Impacts of these supply chain challenges in the first quarter of 2021 may not be indicative of the impacts to be expected in future quarters.

Results of Operations - Three Months Ended March 31, 2021 and 2020
The Company's consolidated results of operations for the three months ended March 31, 2021 and 2020 were as follows:

	Three Months Ended March 31,
(In millions)	2021	2020	Change
Net sales	$746	$643	$103
Cost of sales	(673)	(590)	(83)
Gross margin	73	53	20
Selling, general and administrative expenses	(45)	(54)	9
Restructuring, net	1	(33)	34
Interest expense, net	(2)	(2)	—
Equity in net income of non-consolidated affiliates	—	1	(1)
Other income, net	4	4	—
Provision for income taxes	(12)	(5)	(7)
Net income (loss)	19	(36)	55
Less: Net (income) loss attributable to non-controlling interests	(3)	1	(4)
Net income (loss) attributable to Visteon Corporation	$16	$(35)	$51
Adjusted EBITDA*	$64	$33	$31
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Three months ended March 31, 2020	$643	$(590)	$53
Volume, mix, and net new business	102	(89)	13
Currency	16	(10)	6
Customer pricing	(19)	—	(19)
Engineering costs, net *	—	16	16
Cost performance, design changes and other	4	—	4
Three months ended March 31, 2021	$746	$(673)	$73
*Excludes the impact of currency.
Net sales for the three months ended March 31, 2021 totaled $746 million, representing an increase of $103 million compared with the same period of 2020. Volumes and net new business increased net sales by $102 million. Favorable currency increased net sales by $16 million, primarily attributable to the euro, Japanese yen and Chinese renminbi. Customer pricing decreased net sales by $19 million. Cost performance and design changes increased net sales by $4 million.
Cost of sales increased by $83 million for the three months ended March 31, 2021 compared with the same period in 2020. Favorable volumes increased cost of sales by $89 million. Foreign currency increased cost of sales by $10 million, primarily attributable to the euro, Mexican peso and Chinese renminbi. Net engineering costs, excluding currency, decreased cost of sales by $16 million. Cost performance, design changes and other includes favorable material cost offset by decreases in other cost performance, primarily due to increased one-time logistics and associated material costs with shortage of semiconductor microchips and other component parts and raw materials.

A summary of net engineering costs is shown below:

	Three Months Ended March 31,
(In millions)	2021	2020
Gross engineering costs	$(80)	$(100)
Engineering recoveries	21	27
Engineering costs, net	$(59)	$(73)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $59 million for the three months ended March 31, 2021, including the impacts of currency, were $14 million lower than the same period of 2020. The decrease is primarily related to the benefits of previously announced restructuring actions and ongoing cost reduction efforts partially offset by the reclassification of certain program expenses from selling, general and administrative expenses to align with the Company's optimized structure.
The Company's gross margin was $73 million or 9.8% of net sales for the three months ended March 31, 2021 compared to $53 million or 8.2% of net sales for the same period of 2020. Favorable volumes of $13 million partially offset annual customer pricing of $19 million. Lower net engineering costs excluding currency, increased gross margin by $16 million. Favorable cost performance of $4 million includes favorable material cost partially offset by decreases in other cost performance due to increased one-time logistics and additional material costs associated with shortage of semiconductor microchips and other component parts and raw materials.
Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $45 million or 6.0% of net sales and $54 million or 8.4% of net sales, during the three months ended March 31, 2021 and 2020, respectively. The decrease is primarily related to previously announced restructuring actions and the reclassification of certain program expenses to gross engineering costs to align with the Company's optimized structure.
Restructuring, Net
During 2020 the Company approved various restructuring programs impacting engineering, administrative and manufacturing functions to improve efficiency and rationalize the Company’s footprint. During the three months ended March 31, 2021, the Company released $1 million of restructuring expense related to these programs based on a change in estimate. During the three months ended March 31, 2020, the Company recorded $33 million related to these actions.

Interest Expense, Net

Interest expense, net, of $2 million for the three months ended March 31, 2021 and 2020 is primarily related to the Company's Term Loan Facility.
Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was less than $1 million and $1 million for the three month periods ending March 31, 2021 and 2020. The decrease in income is primarily attributable due to increased engineering expenses at the Company's equity investment in Yanfeng Visteon Investment Company.

Other Income, Net

Other income, net of $4 million for the three-month periods ending March 31, 2021 and 2020 is primarily due to net pension financing benefits.

Income Taxes
The Company's provision for income taxes of $12 million for the three months ended March 31, 2021, represents an increase of $7 million, when compared with $5 million in the same period of 2020. The increase in tax expense includes approximately $3 million attributable to the overall increase in net income, including changes in the mix of earnings and differing tax rates between jurisdictions, and withholding taxes. Other increases in provision for income taxes include $2 million related to uncertain tax positions attributable to certain related party transactions and $2 million related to enacted tax law changes in India.
Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 15, "Segment Information") was $64 million for the three months ended March 31, 2021, representing an increase of $31 million when compared to Adjusted EBITDA of $33 million for the same period of 2020. Foreign currency increased Adjusted EBITDA by $5 million, primarily attributable to the euro, Mexican peso, and Chinese renminbi. Favorable volumes increased Adjusted EBITDA by $13 million. Lower net engineering costs, excluding currency, increased Adjusted EBITDA by $16 million. Other changes include annual customer pricing of $19 million partially offset by favorable material, design and usage economics.
The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the three months ended March 31, 2021 and 2020, is as follows:

	Three Months Ended March 31,
(In millions)	2021	2020	Change
Net income (loss) attributable to Visteon Corporation	$16	$(35)	$51
Depreciation and amortization	27	25	2
Provision for income taxes	12	5	7
Non-cash, stock-based compensation expense	4	5	(1)
Interest expense, net	2	2	—
Net income (loss) attributable to non-controlling interests	3	(1)	4
Restructuring expense, net	(1)	33	(34)
Equity in net income of non-consolidated affiliates	—	(1)	1
Other	1	—	1
Adjusted EBITDA	$64	$33	$31

Liquidity
The Company's primary sources of liquidity are cash flows from operations, existing cash balances, and borrowings under available credit facilities. As we continue to evaluate ongoing impacts of the COVID-19 pandemic including the semiconductor supply shortage and other supply chain impacts, such as the Suez Canal blockage, the Company believes funds generated from these sources will continue to sufficiently sustain ongoing operations and support investment in differentiating technologies. The Company will continue to closely monitor its available liquidity and maintain access to additional liquidity to weather these challenging conditions. The Company's intra-year needs are normally impacted by seasonal effects in the industry, such as mid-year shutdowns, the ramp-up of new model production, and year-end shutdowns at key customers. The ongoing COVID-19 pandemic and related semiconductor supply shortage may exacerbate the intra-year requirements.
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
Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of March 31, 2021, the Company’s corporate credit rating is Ba3 and BB- by Moody’s and Standard & Poor’s, respectively. See Note 8, "Debt" for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which are utilized by the Company's consolidated joint ventures, had availability of $178 million and the Company had $400 million of available credit under the revolving credit facility, as of March 31, 2021.
Cash Balances
As of March 31, 2021, the Company had total cash of $486 million, including $4 million of restricted cash. Cash balances totaling $414 million were located in jurisdictions outside of the United States, of which approximately $190 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017. However, the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.
Other Items Affecting Liquidity
During the three months ended March 31, 2021, cash contributions to the Company's defined benefit plans were approximately $4 million for U.S. plans and $2 million for non-U.S. plans. The Company estimates that total cash contributions to its pension plans during 2021 will be approximately $25 million.

During the three months ended March 31, 2021, the Company paid $16 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is included in Note 3, "Restructuring Activities."

The Company committed to make a $15 million investment in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As of March 31, 2021, the Company contributed $5 million toward the aggregate investment commitments. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount.

Cash Flows
Operating Activities
The Company generated $11 million of cash from operating activities during the three months ended March 31, 2021, representing a $14 million decrease as compared to cash generated by operations of $25 million during the same period of 2020. Lower cash flow from operating activities is primarily attributable to a $55 million reduction in working capital, substantially related to lower cash provided from accounts receivable of $98 million partially offset by an increase in accounts payable of $44 million. The working capital cash reduction was partially offset by a $31 million increase in Adjusted EBITDA (a non-GAAP financial measure, as discussed in Note 15, "Segment Information") and $14 million of increased proceeds from discounted bank notes partially offset by an increase in incentive compensation and restructuring payments.
Investing Activities
Cash used by investing activities during the three months ended March 31, 2021 totaled $15 million, representing a $26 million decrease, primarily related to the decrease in capital expenditures, as compared to the three months ended March 31, 2020.
Financing Activities
Cash provided by financing activities during the three months ended March 31, 2021 totaled less than a million, as compared to a source of cash of $377 million during the same period in 2020, representing an increase of cash used by financing activities of $377 million.

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
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be $32 million and $31 million for currency derivative financial instruments as of March 31, 2021 and December 31, 2020, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
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
As of March 31, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II
Other Information

Item 1.     Legal Proceedings

See the information above under Note 14, "Commitments and Contingencies," to the condensed consolidated financial statements which is incorporated herein by reference.

Item 1A.Risk Factors
The Company is supplementing the risk factors described under “Item 1A. Risk Factors” in its Annual Report on Form 10-K for the year ended December 31, 2020, which supplement, and to the extent inconsistent, supersedes such risk factors.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the first quarter of 2021.

Item 6.Exhibits
The exhibits listed on the "Exhibit Index" on Page 40 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a)Rule 13a-14(a) Certification of Chief Executive Officer dated April 29, 2021.
31.2	Rule 13a-14(a) Certification of Senior Vice President, Chief Financial Officer dated April 29, 2021.
32.1	Section 1350 Certification of Chief Executive Officer dated April 29, 2021.
32.2	Section 1350 Certification of Senior Vice President, Chief Financial Officer dated April 29, 2021.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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
Date: April 29, 2021