Form 10-Q
period 2021-06-30
VISTEON CORP
filed 2021-07-29
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR
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
Large accelerated filer  ✓  Accelerated filer  ☐   Non-accelerated filer  ☐   Smaller reporting company  ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No ☐
As of July 22, 2021, the registrant had outstanding 27,984,324 shares of common stock.
Exhibit index located on page number 34.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.Condensed Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net sales	$610	$371	$1,356	$1,014
Cost of sales	(575)	(367)	(1,248)	(957)
Gross margin	35	4	108	57
Selling, general and administrative expenses	(44)	(41)	(89)	(95)
Restructuring, net	(1)	(4)	—	(37)
Interest expense	(3)	(5)	(6)	(8)
Interest income	1	2	2	3
Equity in net income of non-consolidated affiliates	—	1	—	2
Other income, net	5	3	9	7
Income (loss) before income taxes	(7)	(40)	24	(71)
Provision for income taxes	(4)	(2)	(16)	(7)
Net income (loss)	(11)	(42)	8	(78)
Less: Net (income) loss attributable to non-controlling interests	—	(3)	(3)	(2)
Net income (loss) attributable to Visteon Corporation	$(11)	$(45)	$5	$(80)

Comprehensive income (loss)	$8	$(37)	$9	$(110)
Less: Comprehensive (income) loss attributable to non-controlling interests	(3)	(3)	(5)	(2)
Comprehensive income (loss) attributable to Visteon Corporation	$5	$(40)	$4	$(112)

Basic earnings (loss) per share attributable to Visteon Corporation	$(0.39)	$(1.62)	$0.18	$(2.87)

Diluted earnings (loss) per share attributable to Visteon Corporation	$(0.39)	$(1.62)	$0.18	$(2.87)

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	(Unaudited)
	June 30,	December 31,
	2021	2020
ASSETS
Cash and equivalents	$466	$496
Restricted cash	4	4
Accounts receivable, net	426	484
Inventories, net	210	177
Other current assets	138	180
Total current assets	1,244	1,341
Property and equipment, net	410	436
Intangible assets, net	122	127
Right-of-use assets	157	172
Investments in non-consolidated affiliates	63	60
Other non-current assets	126	135
Total assets	$2,122	$2,271
LIABILITIES AND EQUITY
Short-term debt	$6	$—
Accounts payable	427	500
Accrued employee liabilities	70	83
Current lease liability	31	32
Other current liabilities	221	209
Total current liabilities	755	824
Long-term debt, net	349	349
Employee benefits	298	322
Non-current lease liability	132	146
Deferred tax liabilities	28	28
Other non-current liabilities	73	92
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of June 30, 2021 and December 31, 2020)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 28 million shares outstanding as of June 30, 2021 and December 31, 2020)	1	1
Additional paid-in capital	1,341	1,348
Retained earnings	1,628	1,623
Accumulated other comprehensive loss	(305)	(304)
Treasury stock	(2,271)	(2,281)
Total Visteon Corporation stockholders’ equity	394	387
Non-controlling interests	93	123
Total equity	487	510
Total liabilities and equity	$2,122	$2,271

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2021	2020
Operating Activities
Net income (loss)	$8	$(78)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	55	50
Non-cash stock-based compensation	9	9
Equity in net income of non-consolidated affiliates, net of dividends remitted	—	(2)
Other non-cash items	3	2
Changes in assets and liabilities:
Accounts receivable	51	170
Inventories	(35)	(5)
Accounts payable	(66)	(149)
Other assets and other liabilities	(24)	(10)
Net cash provided from (used by) operating activities	1	(13)
Investing Activities
Capital expenditures, including intangibles	(33)	(65)
Contributions to equity method investments	(2)	—
Loan repayments from non-consolidated affiliates	2	2
Other	2	6
Net cash used by investing activities	(31)	(57)
Financing Activities
Borrowings on revolving credit facility	—	400
Repurchase of common stock	—	(16)
Dividends paid to non-controlling interests	(1)	(7)
Short-term debt, net	6	(14)
Other	1	—
Net cash provided from financing activities	6	363
Effect of exchange rate changes on cash	(6)	(3)
Net (decrease) increase in cash, equivalents, and restricted cash	(30)	290
Cash, equivalents, and restricted cash at beginning of the period	500	469
Cash, equivalents, and restricted cash at end of the period	$470	$759

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2020	$1	$1,348	$1,623	$(304)	$(2,281)	$387	$123	$510
Net income (loss)	—	—	16	—	—	16	3	19
Other comprehensive income (loss)	—	—	—	(17)	—	(17)	(1)	(18)
Stock-based compensation, net	—	(11)	—	—	9	(2)	—	(2)
Dividends declared to non-controlling interests	—	—	—	—	—	—	(3)	(3)
March 31, 2021	$1	$1,337	$1,639	$(321)	$(2,272)	$384	$122	$506
Net income (loss)	—	—	(11)	—	—	(11)	—	(11)
Other comprehensive income (loss)	—	—	—	16	—	16	3	19
Stock-based compensation, net	—	4	—	—	1	5	—	5
Cash dividends	—	—	—	—	—	—	(1)	(1)
Dividends declared to non-controlling interests	—	—	—	—	—	—	(31)	(31)
June 30, 2021	$1	$1,341	$1,628	$(305)	$(2,271)	$394	$93	$487

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2019	$1	$1,342	$1,679	$(267)	$(2,275)	$480	$115	$595
Net income (loss)	—	—	(35)	—	—	(35)	(1)	(36)
Other comprehensive income (loss)	—	—	—	(37)	—	(37)	—	(37)
Stock-based compensation, net	—	(5)	—	—	7	2	—	2
Repurchase of shares of common stock	—	—	—	—	(16)	(16)	—	(16)
Cash dividends	—	—	—	—	—	—	(7)	(7)
March 31, 2020	$1	$1,337	$1,644	$(304)	$(2,284)	$394	$107	$501
Net (income) loss	—	—	(45)	—	—	(45)	3	(42)
Other comprehensive income (loss)	—	—	—	5	—	5	—	5
Stock-based compensation, net	—	4	—	—	—	4	—	4
June 30, 2020	$1	$1,341	$1,599	$(299)	$(2,284)	$358	$110	$468

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

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after June 30, 2021, including those resulting from the impacts of COVID-19 and the subsequent semiconductor supply shortage, as further described in Note 14, "Commitments and Contingencies", will be reflected in management's estimates in future periods.

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

The allowance for doubtful accounts was $5 million and $4 million as of June 30, 2021 and December 31, 2020, respectively.

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

NOTE 2. Non-Consolidated Affiliates

Investments in Affiliates

The Company's investments in non-consolidated equity method affiliates include the following:

	June 30,	December 31,
(In millions)	2021	2020
Yanfeng Visteon Investment Co., Ltd. ("YFVIC") (50%)	$49	$50
Other	14	10
Total investments in non-consolidated affiliates	$63	$60

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
The Company's investments in YFVIC consists of the following:

	June 30,	December 31,
(In millions)	2021	2020
Payables due to YFVIC	$7	$9
Exposure to loss in YFVIC:
Investment in YFVIC	$49	$50
Receivables due from YFVIC	28	53
Subordinated loan receivable from YFVIC	—	6
Maximum exposure to loss in YFVIC	$77	$109

Investments

In 2018, the Company committed to make a $15 million investment in two funds managed by venture capital firms principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each fund, the Company will periodically make capital contributions toward this total commitment amount. As of June 30, 2021, the Company has contributed a total of $7 million toward the aggregate investment commitments, including a $2 million contribution in the second quarter 2021. These limited partnerships are classified as equity method investments.

NOTE 3. Restructuring Activities
Given the economically-sensitive and highly competitive nature of the automotive electronics industry, the Company continues to closely monitor current market factors and industry trends, including potential impacts related to COVID-19 and the related semiconductor shortage, taking action as necessary which may include restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

During the second quarter of 2021, the Company approved and recorded $2 million of net restructuring expense for various restructuring actions, primarily impacting Brazil. As of June 30, 2021, $2 million remains accrued related to these programs.

During 2020 the Company approved various restructuring programs impacting engineering, administrative and manufacturing functions to improve efficiency and rationalize the Company’s footprint. The Company recorded $4 million and $37 million of net restructuring expense for cash severance, retention, and termination costs for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, $17 million remains accrued related to these programs.

During 2018, the Company approved a restructuring program impacting legacy employees at a South America facility due to the wind-down of certain products. As of June 30, 2021, $2 million remains accrued related to this program.

As of June 30, 2021, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its global Interiors business (the "Interiors Divestiture") of $2 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves

Restructuring reserve balances of $21 million and $2 million as of June 30, 2021 are classified as Other current liabilities and Other non-current liabilities, respectively. Restructuring reserve balances of $39 million and $10 million as of December 31, 2020 are classified as Other current liabilities and Other non-current liabilities, respectively. The Company anticipates that the activities associated with the current restructuring programs will be substantially complete by the end of 2022. The Company’s restructuring reserves and related activity are summarized below and include amounts associated with discontinued operations.

(In millions)
December 31, 2020	$49
Expense	—
Change in estimate	(1)
Utilization	(16)
Foreign currency	(1)
March 31, 2021	$31
Expense	2
Change in estimate	(1)
Utilization	(9)
Foreign currency	—
June 30, 2021	$23

NOTE 4. Inventories

Inventories, net consist of the following components:

	June 30,	December 31,
(In millions)	2021	2020
Raw materials	$152	$114
Work-in-process	23	25
Finished products	35	38
	$210	$177

NOTE 5. Goodwill and Other Intangible Assets

Intangible assets, net are comprised of the following:

		June 30, 2021			December 31, 2020
(In millions)	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Developed technology	10	$41	$(38)	$3	$41	$(38)	$3
Customer related	10	95	(69)	26	95	(64)	31
Capitalized software development	5	45	(8)	37	44	(7)	37
Other	32	14	(7)	7	14	(7)	7
Subtotal		195	(122)	73	194	(116)	78
Indefinite-Lived:
Goodwill		49	—	49	49	—	49
Total		$244	$(122)	$122	$243	$(116)	$127

Capitalized software development consists of software development costs intended for integration into customer products.

NOTE 6. Other Assets

Other current assets are comprised of the following components:

	June 30,	December 31,
(In millions)	2021	2020
Recoverable taxes	$39	$52
Contractually reimbursable engineering costs	37	31
Joint venture receivables	28	53
Prepaid assets and deposits	24	18
Royalty agreements	4	7
China bank notes	—	15
Other	6	4
	$138	$180

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions which are operating in nature. The Company redeemed $82 million and $73 million of China bank notes during the six months ended June 30, 2021 and 2020, respectively. Remaining amounts outstanding at third-party institutions related to sold bank notes will mature by the end of the fourth quarter of 2021.

Other non-current assets are comprised of the following components:

	June 30,	December 31,
(In millions)	2021	2020
Deferred tax assets	$56	$55
Contractually reimbursable engineering costs	34	31
Recoverable taxes	22	21
Royalty agreements	3	8
Joint venture notes receivable	—	7
Other	11	13
	$126	$135
Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of $28 million during the remainder of 2021, $18 million in 2022, $15 million in 2023, $8 million in 2024 and $2 million in 2025 and beyond.

NOTE 7. Other Liabilities

Other current liabilities are summarized as follows:

	June 30,	December 31,
(In millions)	2021	2020
Product warranty and recall accruals	$48	$52
Deferred income	45	46
Dividends payable to non-controlling interests	36	2
Restructuring reserves	21	39
Royalty reserves	15	13
Non-income taxes payable	12	15
Income taxes payable	10	5
Joint venture payables	7	9
Other	27	28
	$221	$209

Other non-current liabilities are summarized as follows:

	June 30,	December 31,
(In millions)	2021	2020
Derivative financial instruments	$25	$38
Product warranty and recall accruals	13	12
Income tax reserves	7	6
Deferred income	6	7
Royalty agreements	5	6
Restructuring reserves	2	10
Other	15	13
	$73	$92

NOTE 8. Debt
The Company’s debt consists of the following:

	June 30,	December 31,
(In millions)	2021	2020
Short-Term Debt:
Short-term borrowings	$6	$—

Long-Term Debt:
Term debt facility, net	$349	$349
Short-Term Debt
Short-term borrowings are related to affiliate borrowings and are primarily payable in Brazilian real. As of June 30, 2021, the Company has $6 million short-term borrowing and there is $179 million available capacity under affiliate credit facilities.
Long-Term Debt

As of June 30, 2021, the Company has an amended credit agreement ("Credit Agreement") which includes a $350 million Term Facility maturing March 24, 2024 and a $400 million Revolving Credit Facility which matures the earlier of (i) December 24, 2024, (ii) 90 days prior to the scheduled maturity of the Term Facility, or (iii) the date of the termination of the Company's credit agreement.

On March 19, 2020, the Company borrowed the entire amount of revolving loans available under the Revolving Credit Facility to increase its cash position and maximize its flexibility in response to unprecedented uncertainty related to the impact of COVID-19. On September 24, 2020, the Company fully repaid the amount borrowed under the Revolving Credit Facility following stronger than expected industry recovery and improved Company performance in the third quarter of 2020. The Company has no outstanding borrowings on the Revolving Credit Facility as of June 30, 2021.

Interest on the Term Facility loans accrue at a rate equal to a LIBOR-based rate plus an applicable margin of 1.75% per annum. Loans under the Company's Revolving Credit Facility accrue interest at a rate equal to a LIBOR-based rate plus an applicable margin of between 1.00% - 2.00%, as determined by the Company's total gross leverage ratio.

The Credit Agreement requires compliance with customary affirmative and negative covenants and contains customary events of default. The Revolving Credit Facility also requires that the Company maintain a total net leverage ratio no greater than 3.50:1.00. During any period when the Company’s corporate and family ratings meet investment grade ratings, certain of the negative covenants are suspended. As of June 30, 2021, the Company was in compliance with all its debt covenants.

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

Other

The Company has a $5 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of June 30, 2021. Additionally, the Company had $11 million of locally issued letters of credit with less than $1 million of collateral as of June 30, 2021, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 9. Employee Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended June 30, 2021 and 2020 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2021	2020	2021	2020
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$—	$(1)
Pension financing benefits (cost):
Interest cost	$(4)	$(6)	$(1)	$(1)
Expected return on plan assets	10	9	2	2
Amortization of losses and other	(1)	—	(1)	(1)
Total pension financing benefits:	5	3	—	—
Restructuring related pension cost:
Special termination benefits	—	(1)	—	(1)
Net pension benefit (cost)	$5	$2	$—	$(2)
Pension financing benefits, net of $5 million and $3 million for the three months ended June 30, 2021 and 2020, respectively, are classified as Other income, net on the Company's condensed consolidated statements of comprehensive income.
The Company's net periodic benefit costs for all defined benefit plans for the six month periods ended June 30, 2021 and 2020 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2021	2020	2021	2020
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$—	$(1)
Pension financing benefits (costs):
Interest cost	$(8)	$(12)	$(3)	$(3)
Expected return on plan assets	19	19	4	4
Amortization of losses and other	(2)	—	(1)	(1)
Total pension financing benefits:	9	7	—	—
Restructuring related pension cost:
Special termination benefits	—	(2)	—	(1)
Net pension benefit (cost)	$9	$5	$—	$(2)
Pension financing benefits, net of $9 million and $7 million for the six months ended June 30, 2021 and 2020, respectively, are classified as Other income, net on the Company's condensed consolidated statements of comprehensive income.
During the six months ended June 30, 2021, cash contributions to the Company's defined benefit plans were approximately $8 million for the U.S. plans and $3 million for the non-U.S. plans. The Company estimates that total cash contributions to its pension plans during 2021 will be $25 million.

NOTE 10. Income Taxes
During the three and six month period ended June 30, 2021, the Company recorded a provision for income tax of $4 million and $16 million, respectively, which reflects income tax expense in countries where the Company is profitable; accrued withholding taxes; ongoing assessments related to the recognition and measurement of uncertain tax benefits; the inability to record a tax benefit for pretax losses and/or recognize expense for pretax income in certain jurisdictions (including the U.S.) due to valuation allowances; and other non-recurring tax items, including enacted tax law changes. Pretax losses in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $34 million and $101 million for the six month periods ended June 30, 2021 and 2020, respectively, resulting in an increase in the Company's effective tax rate in those years.
The Company's provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income before income taxes, excluding equity in net income of non-consolidated affiliates for the period. Effective tax rates vary from period to period as separate calculations are performed for those countries where the Company's operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained. In determining the estimated annual effective tax rate, the Company analyzes various factors, including but not limited to, forecasts of projected annual earnings, taxing jurisdictions in which the pretax income and/or pretax losses will be generated and available tax planning strategies. The changing and volatile macro-economic conditions connected with the ongoing COVID-19 pandemic and the subsequent semiconductor shortage may cause fluctuations in forecasted earnings before income taxes. As such, the Company's effective tax rate could be subject to volatility as forecasted earnings before income taxes are impacted by events which cannot be predicted. The Company’s estimated annual effective tax rate is updated each quarter and may be significantly impacted by changes to the mix of forecasted earnings by tax jurisdiction. The tax impact of adjustments to the estimated annual effective tax rate are recorded in the period such estimates are revised. The Company is also required to record the tax impact of certain other non-recurring tax items, including changes in judgment about valuation allowances and uncertain tax positions, and changes in tax laws or rates, in the interim period in which they occur.
The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. This assessment considers, among other matters, the nature, frequency, and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. If (i) recent improvements to financial results continue in the U.S., or (ii) recovery of the global economy after the COVID-19 pandemic and the subsequent semiconductor shortages occurs faster than expected, the Company believes it is possible that sufficient positive evidence may be available to release all, or a portion, of its U.S. valuation allowance in the next six to 18 months.
Unrecognized Tax Benefits
Gross unrecognized tax benefits as of June 30, 2021 and December 31, 2020 were $15 million and $14 million, respectively. Of these amounts, approximately $8 million and $7 million, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. During the six months ended June 30, 2021, the Company recorded a $2 million increase in tax expense related to uncertain tax positions attributable to certain related party transactions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at June 30, 2021 and December 31, 2020 was $2 million in both years.

With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2014, or state, local or non-U.S. income tax examinations for years before 2003, although U.S. net operating losses carried forward into open tax years technically remain open to adjustment. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in the U.S., Europe, Asia and Mexico could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions, and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) of $7 million is included in Other non-current liabilities on the condensed consolidated balance sheet, while $3 million is reflected as a reduction of a deferred tax asset related to a net operating loss included in Other non-current assets on the condensed consolidated balance sheet.
During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) related to the sale of its chassis business to a third party, which required a deposit in the amount of $15 million during 2013 necessary to open a judicial proceeding against the government in order to suspend the debt and allow Sistemas to operate regularly before the tax authorities after attempts to reopen an appeal of the administrative decision failed. Adjusted for currency impacts and accrued interest, the deposit amount is approximately $12 million as of June 30, 2021. The Company believes that the risk of a negative outcome is remote once the matter is fully litigated at the highest judicial level. These appeal payments, as well as income tax refund claims associated with other jurisdictions, total $17 million as of June 30, 2021, and are included in Other non-current assets on the condensed consolidated balance sheets.

NOTE 11. Stockholders’ Equity and Non-controlling Interests
Non-Controlling Interests
The Company's non-controlling interests are as follows:

	June 30,	December 31,
(In millions)	2021	2020
Shanghai Visteon Automotive Electronics, Co., Ltd.	$43	$44
Yanfeng Visteon Automotive Electronics Co., Ltd.	28	57
Changchun Visteon FAWAY Automotive Electronics, Co., Ltd.	20	20
Other	2	2
	$93	$123

Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Changes in AOCI:
Beginning balance	$(321)	$(304)	$(304)	$(267)
Other comprehensive income (loss) before reclassification, net of tax	14	5	(4)	(31)
Amounts reclassified from AOCI	2	—	3	(1)
Ending balance	$(305)	$(299)	$(305)	$(299)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(148)	$(191)	$(115)	$(153)
Other comprehensive income (loss) before reclassification, net of tax (a)	17	6	(16)	(32)
Ending balance	(131)	(185)	(131)	(185)
Net investment hedge
Beginning balance	(2)	12	(15)	4
Other comprehensive income (loss) before reclassification, net of tax (a)	(1)	(1)	13	8
Amounts reclassified from AOCI	(2)	(2)	(3)	(3)
Ending balance	(5)	9	(5)	9
Benefit plans
Beginning balance	(163)	(112)	(165)	(114)
Other comprehensive income (loss) before reclassification, net of tax (b)	(1)	—	—	2
Amounts reclassified from AOCI	2	1	3	1
Ending balance	(162)	(111)	(162)	(111)
Unrealized hedging gain (loss)
Beginning balance	(8)	(13)	(9)	(4)
Other comprehensive income (loss) before reclassification, net of tax (c)	(1)	—	(1)	(9)
Amounts reclassified from AOCI	2	1	3	1
Ending balance	(7)	(12)	(7)	(12)
Total AOCI	$(305)	$(299)	$(305)	$(299)
(a) There were no income tax effects for either period due to the valuation allowance.
(b) Net tax expense was less than $1 million related to benefit plans for the three and six months ended June 30, 2021 and 2020.
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

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Visteon	$(11)	$(45)	$5	$(80)
Denominator:
Average common stock outstanding - basic	28.0	27.8	27.9	27.9
Dilutive effect of performance based share units and other	—	—	0.4	—
Diluted shares	28.0	27.8	28.3	27.9
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon	$(0.39)	$(1.62)	$0.18	$(2.87)

Diluted earnings (loss) per share attributable to Visteon:	$(0.39)	$(1.62)	$0.18	$(2.87)
Performance based share units of approximately 390,000 were excluded from the calculation of diluted loss per share because the effect of including them would have been anti-dilutive for the three months ended June 30, 2021. Performance based share units of approximately 114,000 and 144,000 were excluded from the calculation of diluted loss per share because the effect of including them would have been anti-dilutive for the three and six months ended June 30, 2020, respectively.

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

Hedge instruments are measured at fair value on a recurring basis under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying and non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument or may derived from observable data. Accordingly, the Company's currency instruments are classified as Level 2 in the fair value hierarchy.
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
As of June 30, 2021 and December 31, 2020, the Company had foreign currency economic derivative instruments with notional amounts of $51 million and $18 million, respectively. At June 30, 2021, these instruments are undesignated hedges of local currency value of recognized net monetary balances that are denominated in a currency other than the particular entity's functional currency. The aggregate fair value of these derivative instruments is a liability of less than $1 million and an asset of $1 million, as of June 30, 2021 and December 31, 2020, respectively.
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
As of June 30, 2021 and December 31, 2020, the Company had cross currency swaps with an aggregate notional value of $250 million. The aggregate fair value of these derivatives is a non-current liability of $17 million and $27 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, a gain of $6 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.
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
As of June 30, 2021 and December 31, 2020, the Company had interest rate swaps with an aggregate notional value of $300 million. The aggregate fair value of these derivative transactions is a non-current liability of $8 million and $11 million as of June 30, 2021 and December 31, 2020, respectively. As of June 30, 2021, a loss of $6 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next twelve months.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the three and six months ended June 30, 2021 and 2020 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)		Recorded in (Income) Loss
(In millions)	2021	2020	2021	2020	2021	2020
Three months ended June 30,
Foreign currency risk - Cost of sales:
Cash flow hedges	$—	$1	$—	$—	$1	$—
Interest rate risk - Interest expense, net:
Interest rate swap	(1)	(1)	(2)	(1)	—	—
Net investment hedges	(1)	(1)	2	2	—	—
	$(2)	$(1)	$—	$1	$1	$—
Six months ended June 30,
Foreign currency risk - Cost of sales:
Cash flow hedges	$—	$(1)	$—	$—	$1	$—
Interest rate risk - Interest expense, net:
Interest rate swap	(1)	(8)	(3)	(1)	—	—
Net investment hedges	13	8	3	3	—	—
	$12	$(1)	$—	$2	$1	$—
Items Not Carried at Fair Value
The Company's fair value of debt was $353 million and $347 million as of June 30, 2021 and December 31, 2020. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2 in the fair value hierarchy.
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
The Company's credit risk with any single customer does not exceed ten percent of total accounts receivable except for Ford and its affiliates which represent 13% and 13%, Mazda which represents 10% and 8%, and Renault/Nissan which represents 10% and 11%, of the Company's balance as of June 30, 2021 and December 31, 2020, respectively.

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
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. The Company maintained accruals of $10 million for claims aggregating $60 million in Brazil as of June 30, 2021. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
The adverse impacts of the COVID-19 pandemic led to a significant reduction in vehicle production in the first half of 2020, which was followed by increased consumer demand and vehicle production schedules in the second half of 2020, particularly in the fourth quarter. Because semiconductor suppliers have been unable to rapidly reallocate production to serve the automotive industry, the surge in demand has led to a worldwide semiconductor supply shortage. The Company's semiconductor suppliers, along with most automotive component supply companies that use semiconductors, have been unable to fully meet the vehicle production demands of our customers due to events which are outside the Company's control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, a recent fire at a semiconductor fabrication facility in Japan, significant weather events impacting semiconductor supplier facilities in the southern United States, and other extraordinary events. The Company is working closely with suppliers and customers to attempt to minimize potential adverse impacts of these events. Certain customers have communicated that they expect the Company to absorb some of the financial impact of their reduced production and are reserving their rights to claim damages arising from supply shortages, however, the Company believes it has a number of legal defenses to such claims and intends to defend any such claims vigorously. The Company has also notified semiconductor suppliers that it will seek compensation from them for failure to deliver sufficient quantities. The Company is not able to estimate the possible loss or range of loss in connection with this matter at this time.

While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.
Guarantees and Commitments
As part of the agreements involving the divestiture of the Climate business (the "Climate Transaction") and Interiors Divestiture, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of June 30, 2021, the Company has $5 million and $2 million of outstanding guarantees, related to the divested Climate and Interiors entities, respectively. The guarantees represent the maximum potential amount that the Company could be required to pay under the guarantees in the event of default by the guaranteed parties. The guarantees will generally cease upon expiration of current lease agreement which expire in 2026 and 2024 for the Climate and Interiors entities, respectively.

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
The following table provides a rollforward of changes in the product warranty and recall claims liability:

	Six Months Ended June 30,
(In millions)	2021	2020
Beginning balance	$64	$49
Provisions	8	11
Changes in estimates	1	(1)
Currency/other	(2)	—
Settlements	(10)	(10)
Ending balance	$61	$49

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraphs where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of June 30, 2021 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 15. Segment Information and Revenue Recognition

The Company’s single reportable segment is Electronics. The Company's Electronics segment provides vehicle cockpit electronics products to customers, including instrument clusters, information displays, infotainment systems, audio systems, telematics solutions, head-up displays, as well as battery monitoring systems. As the Company has one reportable segment, total assets, depreciation, amortization, and capital expenditures are equal to consolidated results.
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

Segment Adjusted EBITDA and reconciliation to net income (loss) attributable to Visteon is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Net income (loss) attributable to Visteon Corporation	$(11)	$(45)	$5	$(80)
Depreciation and amortization	28	25	55	50
Non-cash, stock-based compensation expense	5	4	9	9
Provision for income taxes	4	2	16	7
Interest expense, net	2	3	4	5
Net income (loss) attributable to non-controlling interests	—	3	3	2
Restructuring, net	1	4	—	37
Equity in net income of non-consolidated affiliates	—	(1)	—	(2)
Other	1	2	2	2
Adjusted EBITDA	$30	$(3)	$94	$30

Revenue Recognition

Disaggregated net sales by geographical market and product lines is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Geographical Markets
Europe	$219	$132	$495	$386
Americas	159	62	361	254
China Domestic	115	126	239	183
China Export	43	23	97	87
Other Asia-Pacific	95	38	214	154
Eliminations	(21)	(10)	(50)	(50)
	$610	$371	$1,356	$1,014

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2021	2020	2021	2020
Product Lines
Instrument clusters	$329	$201	$716	$513
Audio and infotainment	103	54	248	199
Information displays	96	54	213	163
Body and security	28	13	63	38
Climate controls	15	7	29	17
Telematics	16	17	34	29
Other	23	25	53	55
	$610	$371	$1,356	$1,014
During the three and six months ended June 30, 2021, revenue recognized related performance obligations satisfied in previous periods represented less than 1% of consolidated net sales. The Company has no material contract assets, contract liabilities, or capitalized contract acquisition costs as of June 30, 2021.

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

Financial Results

The pie charts below highlight the net sales breakdown for Visteon for the three and six months ended June 30, 2021.
Three Months Ended June 30, 2021
Six Months Ended June 30, 2021
*Regional net sales are based on the geographic region where sales originate and not where customer is located (excludes inter-regional eliminations).
Global Automotive Market Conditions
The automotive industry was negatively impacted in 2020 by the COVID-19 pandemic, with industry production coming to a stop at most locations at varying times throughout the first half of the year, followed by a faster than anticipated recovery in the second half of 2020. This trend continued in the second quarter of 2021 with strong retail demand in the United States and China while dealer inventories have continued to decrease.
The surge in demand in the second half of 2020 has led to a worldwide semiconductor supply shortage, both in automotive and in other industries, through the second quarter of 2021. In addition, recent events including unusually cold weather in Austin, Texas in February and a supplier fire in Japan have led to reduced semiconductor availability. These factors have been further exacerbated by the continued COVID-19 pandemic and other supply chain related disruptions such as the Suez Canal blockage. The magnitude of the impact on the Company's 2021 financial statements and results of operations and cash flows will depend on the evolution of the semiconductor supply shortage, related plant production schedules and supply chain impacts.

Results of Operations - Three Months Ended June 30, 2021 and 2020
The Company's consolidated results of operations for the three months ended June 30, 2021 and 2020 were as follows:

	Three Months Ended June 30,
(In millions)	2021	2020	Change
Net sales	$610	$371	$239
Cost of sales	(575)	(367)	(208)
Gross margin	35	4	31
Selling, general and administrative expenses	(44)	(41)	(3)
Restructuring, net	(1)	(4)	3
Interest expense, net	(2)	(3)	1
Equity in net income of non-consolidated affiliates	—	1	(1)
Other income, net	5	3	2
Provision for income taxes	(4)	(2)	(2)
Net income (loss)	(11)	(42)	31
Less: Net (income) loss attributable to non-controlling interests	—	(3)	3
Net income (loss) attributable to Visteon Corporation	$(11)	$(45)	$34
Adjusted EBITDA*	$30	$(3)	$33
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Three months ended June 30, 2020	$371	$(367)	$4
Volume, mix, and net new business	236	(180)	56
Currency	20	(16)	4
Customer pricing	(13)	—	(13)
Engineering costs, net *	—	1	1
Cost performance, design changes and other	(4)	(13)	(17)
Three months ended June 30, 2021	$610	$(575)	$35
*Excludes the impact of currency.
Net sales for the three months ended June 30, 2021 totaled $610 million, representing an increase of $239 million compared with the same period of 2020. Volumes and net new business increased net sales by $236 million. Favorable currency increased net sales by $20 million, primarily attributable to the euro, Japanese yen and Chinese renminbi. Customer pricing decreased net sales by $13 million. Cost performance and design changes decreased net sales by $4 million.
Cost of sales increased by $208 million for the three months ended June 30, 2021 compared with the same period in 2020. Volume, mix and net new business increased cost of sales by $180 million. Foreign currency increased cost of sales by $16 million, primarily attributable to the euro, Mexican peso and Chinese renminbi. Net engineering costs, excluding currency, decreased cost of sales by $1 million. Unfavorable cost performance primarily due to the semiconductor supply shortage and the non-recurrence of certain 2020 temporary cost control measures, partially offset by design changes increased cost of sales by $13 million.

A summary of net engineering costs is shown below:

	Three Months Ended June 30,
(In millions)	2021	2020
Gross engineering costs	$(86)	$(78)
Engineering recoveries	39	33
Engineering costs, net	$(47)	$(45)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $47 million for the three months ended June 30, 2021, including the impacts of currency, were $2 million higher than the same period of 2020. The increase is primarily related to the reclassification of certain program expenses from selling, general and administrative expenses to align with the Company's optimized structure partially offset by benefits of previously announced restructuring actions and ongoing cost reduction efforts.
The Company's gross margin was $35 million or 5.7% of net sales for the three months ended June 30, 2021 compared to $4 million or 1.1% of net sales for the same period of 2020. Favorable volumes of $56 million were partially offset by annual customer pricing of $13 million. Favorable foreign currency impacts increased gross margin by $4 million, primarily attributable to the euro, Mexican peso and Chinese renminbi. Unfavorable cost performance decreased gross margin by $17 million primarily due to one-time logistics and additional material and freight costs associated with shortage of semiconductor microchips and the non-recurrence of certain 2020 temporary cost control measures.
Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $44 million or 7.2% of net sales and $41 million or 11.1% of net sales, during the three months ended June 30, 2021 and 2020, respectively. The increase is primarily due to unfavorable impact of currency and the non-recurrence of certain 2020 temporary cost control measures.
Restructuring, Net
During the second quarter of 2021, the Company approved various restructuring actions, primarily related to Brazil. Net restructuring expense for the second quarter 2021, including a change in estimate related to previous actions, totaled $1 million, net.

Interest Expense, Net

Interest expense, net, of $2 million and $3 million for the three months ended June 30, 2021 and 2020, respectively, is primarily related to the Company's Term Loan Facility.
Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was less than $1 million and $1 million for three months ended June 30, 2021 and 2020, respectively. The decrease in income is primarily attributable due to increased engineering expenses at the Company's equity investment in Yanfeng Visteon Investment Co., Ltd.

Other Income, Net

Other income, net of $5 million and $3 million for the three-month periods ending June 30, 2021 and 2020 is primarily due to net pension financing benefits.

Income Taxes
The Company's provision for income taxes of $4 million for the three months ended June 30, 2021, an increase of $2 million compared with $2 million in the same period of 2020. The increase in tax expense includes approximately $4 million attributable to the overall increase in pretax earnings, including changes in the mix of earnings and differing tax rates between jurisdictions, and withholding taxes. These increases were offset by $2 million year-over-year decreases related to enacted tax law changes in the U.K. resulting in the remeasurement of net deferred tax assets and uncertain tax positions.

Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 15, "Segment Information") was $30 million for the three months ended June 30, 2021, representing an increase of $33 million when compared to a loss of $3 million for the same period of 2020. Foreign currency increased Adjusted EBITDA by $2 million, primarily attributable to the euro, Mexican peso, and Chinese renminbi. Favorable volumes increased Adjusted EBITDA by $56 million. Other changes include annual customer pricing of $13 million and other one-time costs associated with the semiconductor supply shortage and the non-recurrence of certain 2020 temporary cost control measures.
The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the three months ended June 30, 2021 and 2020, is as follows:

	Three Months Ended June 30,
(In millions)	2021	2020	Change
Net income (loss) attributable to Visteon Corporation	$(11)	$(45)	$34
Depreciation and amortization	28	25	3
Provision for income taxes	4	2	2
Non-cash, stock-based compensation expense	5	4	1
Interest expense, net	2	3	(1)
Net income (loss) attributable to non-controlling interests	—	3	(3)
Restructuring expense, net	1	4	(3)
Equity in net income of non-consolidated affiliates	—	(1)	1
Other	1	2	(1)
Adjusted EBITDA	$30	$(3)	$33

Results of Operations - Six Months Ended June 30, 2021 and 2020
The Company's consolidated results of operations for the six months ended June 30, 2021 and 2020 were as follows:

	Six Months Ended June 30,
(In millions)	2021	2020	Change
Net sales	$1,356	$1,014	$342
Cost of sales	(1,248)	(957)	(291)
Gross margin	108	57	51
Selling, general and administrative expenses	(89)	(95)	6
Restructuring, net	—	(37)	37
Interest expense, net	(4)	(5)	1
Equity in net income of non-consolidated affiliates	—	2	(2)
Other income, net	9	7	2
Provision for income taxes	(16)	(7)	(9)
Net income (loss)	8	(78)	86
Less: Net (income) loss attributable to non-controlling interests	(3)	(2)	(1)
Net income (loss) attributable to Visteon Corporation	$5	$(80)	$85
Adjusted EBITDA*	$94	$30	$64
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Six months ended June 30, 2020	$1,014	$(957)	$57
Volume, mix, and net new business	338	(269)	69
Currency	36	(26)	10
Customer pricing	(32)	—	(32)
Engineering costs, net *	—	17	17
Cost performance, design changes and other	—	(13)	(13)
Six months ended June 30, 2021	$1,356	$(1,248)	$108
*Excludes the impact of currency.
Net sales for the six months ended June 30, 2021 totaled $1,356 million, representing an increase of $342 million compared with the same period of 2020. Volume, mix, and net new business increased net sales by $338 million. Favorable currency increased net sales by $36 million, primarily attributable to the euro, Japanese yen and Chinese renminbi. Customer pricing decreased net sales by $32 million.
Cost of sales increased by $291 million for the six months ended June 30, 2021 compared with the same period in 2020. Volume, mix and net new business increased cost of sales by $269 million. Foreign currency increased cost of sales by $26 million, primarily attributable to the euro, Mexican peso and Chinese renminbi. Net engineering costs, excluding currency, decreased cost of sales by $17 million. Unfavorable cost performance of $13 million was due to increased one-time logistics and material costs associated with the semiconductor supply shortage and the non-recurrence of certain 2020 temporary cost control measures.

A summary of net engineering costs is shown below:

	Six Months Ended June 30,
(In millions)	2021	2020
Gross engineering costs	$(166)	$(178)
Engineering recoveries	60	60
Engineering costs, net	$(106)	$(118)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $106 million for the six months ended June 30, 2021, including the impacts of currency, were $12 million lower than the same period of 2020. The decrease is primarily related to the benefits of previously announced restructuring actions and ongoing cost reduction efforts partially offset by the reclassification of certain program expenses from selling, general and administrative expenses to align with the Company's optimized structure.
The Company's gross margin was $108 million or 8.0% of net sales for the six months ended June 30, 2021 compared to $57 million or 5.6% of net sales for the same period of 2020. Favorable volumes of $69 million partially offset annual customer pricing of $32 million. Lower net engineering costs excluding currency, increased gross margin by $17 million. Unfavorable cost performance increased cost of sales $13 million due to increased one-time logistics and material costs associated with the semiconductor supply shortage and the non-recurrence of certain 2020 austerity measures.
Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $89 million or 6.6% of net sales and $95 million or 9.4% of net sales, during the six months ended June 30, 2021 and 2020, respectively. The decrease is primarily related to previously announced restructuring actions and the reclassification of certain program expenses to gross engineering costs to align with the Company's optimized structure partially offset by the non-recurrence of certain 2020 temporary cost control measures.
Restructuring, Net
During the first half of 2021, the Company approved and recorded $2 million of net restructuring expense for various restructuring actions, primarily related to Brazil. This increase was partially offset by changes in estimates related to previous actions.

Interest Expense, Net

Interest expense, net, of $4 million and $5 million for the six months ended June 30, 2021 and 2020, respectively, is primarily related to the Company's Term Loan Facility.
Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was less than $1 million and $2 million for the six month periods ending June 30, 2021 and 2020. The decrease in income is primarily attributable due to increased engineering expenses at the Company's equity investment in Yanfeng Visteon Investment Co., Ltd.

Other Income, Net

Other income, net of $9 million and $7 million for the six-month periods ending June 30, 2021 and 2020 is primarily due to net pension financing benefits.

Income Taxes
The Company's provision for income taxes of $16 million for the six months ended June 30, 2021, represents an increase of $9 million, when compared with $7 million in the same period of 2020. The increase in tax expense includes approximately $7 million attributable to the overall increase in pretax earnings, including changes in the mix of earnings and differing tax rates between jurisdictions, and withholding taxes. Other year-over-year increases include $1 million related to uncertain tax positions attributable to certain related party transactions and $2 million related to enacted tax law changes in India, partially offset by $1 million related to enacted tax law changes in the UK resulting in the remeasurement of net deferred tax assets.

Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 15, "Segment Information") was $94 million for the six months ended June 30, 2021, representing an increase of $64 million when compared to Adjusted EBITDA of $30 million for the same period of 2020. Favorable volumes increased Adjusted EBITDA by $69 million. Foreign currency increased Adjusted EBITDA by $7 million, primarily attributable to the euro, Mexican peso, and Chinese renminbi. Lower net engineering costs, excluding currency, increased Adjusted EBITDA by $17 million. Other changes include annual customer pricing of $32 million partially offset by cost performance, design and usage economics and the non-recurrence of certain 2020 temporary cost control measures.
The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the six months ended June 30, 2021 and 2020, is as follows:

	Six Months Ended June 30,
(In millions)	2021	2020	Change
Net income (loss) attributable to Visteon Corporation	$5	$(80)	$85
Depreciation and amortization	55	50	5
Provision for income taxes	16	7	9
Non-cash, stock-based compensation expense	9	9	—
Interest expense, net	4	5	(1)
Net income (loss) attributable to non-controlling interests	3	2	1
Restructuring expense, net	—	37	(37)
Equity in net income of non-consolidated affiliates	—	(2)	2
Other	2	2	—
Adjusted EBITDA	$94	$30	$64

Liquidity
The Company's primary sources of liquidity are cash flows from operations, existing cash balances, and borrowings under available credit facilities. As we continue to evaluate ongoing impacts of the COVID-19 pandemic including the semiconductor supply shortage and other supply chain impacts, the Company believes funds generated from these sources will continue to sufficiently sustain ongoing operations and support investment in differentiating technologies. The Company will continue to closely monitor its available liquidity and maintain access to additional liquidity to weather these challenging conditions. The Company's intra-year needs are normally impacted by seasonal effects in the industry, such as mid-year shutdowns, the ramp-up of new model production, and year-end shutdowns at key customers. The ongoing COVID-19 pandemic and related semiconductor supply shortage may exacerbate the intra-year requirements.
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
Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of June 30, 2021, the Company’s corporate credit rating is Ba3 and BB- by Moody’s and Standard & Poor’s, respectively. See Note 8, "Debt" for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which may be utilized by the Company's local subsidiaries and consolidated joint ventures, had availability of $179 million and the Company had $400 million of available credit under the revolving credit facility, as of June 30, 2021.

Cash Balances
As of June 30, 2021, the Company had total cash and cash equivalents of $470 million, including $4 million of restricted cash. Cash balances totaling $407 million were located in jurisdictions outside of the United States, of which approximately $195 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017. However, the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.
Other Items Affecting Liquidity
During the six months ended June 30, 2021, cash contributions to the Company's defined benefit plans were approximately $8 million for U.S. plans and $3 million for non-U.S. plans. The Company estimates that total cash contributions to its pension plans during 2021 will be approximately $25 million.

During the six months ended June 30, 2021, the Company paid $25 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is included in Note 3, "Restructuring Activities."

The Company committed to make a $15 million investment in two funds managed by venture capital firms principally focused on the automotive sector pursuant to limited partnership agreements. As of June 30, 2021, the Company contributed $7 million toward the aggregate investment commitments. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount.

Cash Flows
Operating Activities
The Company generated $1 million of cash from operating activities during the six months ended June 30, 2021, representing a $14 million improvement as compared to cash used by operations of $13 million during the same period of 2020. The increase in cash from operations is primarily attributable to higher Adjusted EBITDA (a non-GAAP financial measure, as discussed in Note 15, "Segment Information") of $64 million partially offset by an increase in the use of cash by working capital, primarily as a result of the semiconductor supply shortage.
Investing Activities
Net cash used by investing activities during the six months ended June 30, 2021 totaled $31 million, representing a $26 million decrease as compared to $57 million use of cash from investing activities during the same period in 2020. Lower cash used from investing activities is primarily attributable to a $32 million reduction in capital expenditures during the six months ended June 30, 2021 as compared to the same period in 2020.
Financing Activities
Cash provided by financing activities during the six months ended June 30, 2021 was $6 million, as compared to $363 million cash provided by financing activities during the same period in 2020, representing a decrease of cash used by financing activities of $357 million. Net cash provided during the six months ended June 30, 2021 is attributable to local working capital borrowings in Russia and Brazil of $1 million and $5 million, respectively.
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
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be $29 million and $31 million for currency derivative financial instruments as of June 30, 2021 and December 31, 2020, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
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
As of June 30, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II
Other Information

Item 1.     Legal Proceedings

See the information above under Note 14, "Commitments and Contingencies," to the condensed consolidated financial statements which is incorporated herein by reference.

Item 1A.Risk Factors
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2020. See also, "Forward-Looking Statements" included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the second quarter of 2021.

Item 6.Exhibits
The exhibits listed on the "Exhibit Index" on Page 40 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated July 29, 2021.
31.2	Rule 13a-14(a) Certification of Senior Vice President, Chief Financial Officer dated July 29, 2021.
32.1	Section 1350 Certification of Chief Executive Officer dated July 29, 2021.
32.2	Section 1350 Certification of Senior Vice President, Chief Financial Officer dated July 29, 2021.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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
Date: July 29, 2021