Form 10-Q
period 2021-09-30
VISTEON CORP
filed 2021-10-28
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No ☐
As of October 21, 2021, the registrant had outstanding 27,996,638 shares of common stock.
Exhibit index located on page number 40.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.Condensed Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net sales	$631	$747	$1,987	$1,761
Cost of sales	(584)	(648)	(1,832)	(1,605)
Gross margin	47	99	155	156
Selling, general and administrative expenses	(42)	(45)	(131)	(140)
Restructuring, net	2	(32)	2	(69)
Interest expense	(2)	(6)	(8)	(14)
Interest income	—	1	2	4
Equity in net income of non-consolidated affiliates	2	2	2	4
Other income, net	4	3	13	10
Income (loss) before income taxes	11	22	35	(49)
Provision for income taxes	(4)	(12)	(20)	(19)
Net income (loss)	7	10	15	(68)
Less: Net (income) loss attributable to non-controlling interests	(2)	(4)	(5)	(6)
Net income (loss) attributable to Visteon Corporation	$5	$6	$10	$(74)

Comprehensive income (loss)	$1	$30	$10	$(80)
Less: Comprehensive (income) loss attributable to non-controlling interests	(1)	(7)	(6)	(9)
Comprehensive income (loss) attributable to Visteon Corporation	$—	$23	$4	$(89)

Basic earnings (loss) per share attributable to Visteon Corporation	$0.18	$0.22	$0.36	$(2.65)

Diluted earnings (loss) per share attributable to Visteon Corporation	$0.18	$0.21	$0.35	$(2.65)

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	(Unaudited)
	September 30,	December 31,
	2021	2020
ASSETS
Cash and equivalents	$397	$496
Restricted cash	4	4
Accounts receivable, net	423	484
Inventories, net	253	177
Other current assets	156	180
Total current assets	1,233	1,341
Property and equipment, net	393	436
Intangible assets, net	120	127
Right-of-use assets	148	172
Investments in non-consolidated affiliates	49	60
Other non-current assets	117	135
Total assets	$2,060	$2,271
LIABILITIES AND EQUITY
Short-term debt	$5	$—
Accounts payable	416	500
Accrued employee liabilities	74	83
Current lease liability	29	32
Other current liabilities	187	209
Total current liabilities	711	824
Long-term debt, net	349	349
Employee benefits	285	322
Non-current lease liability	125	146
Deferred tax liabilities	26	28
Other non-current liabilities	71	92
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of September 30, 2021 and December 31, 2020)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 28 million shares outstanding as of September 30, 2021 and December 31, 2020)	1	1
Additional paid-in capital	1,344	1,348
Retained earnings	1,633	1,623
Accumulated other comprehensive loss	(310)	(304)
Treasury stock	(2,269)	(2,281)
Total Visteon Corporation stockholders’ equity	399	387
Non-controlling interests	94	123
Total equity	493	510
Total liabilities and equity	$2,060	$2,271

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2021	2020
Operating Activities
Net income (loss)	$15	$(68)
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	82	75
Non-cash stock-based compensation	13	13
Equity in net loss (income) of non-consolidated affiliates, net of dividends remitted	14	(4)
Other non-cash items	4	1
Changes in assets and liabilities:
Accounts receivable	50	38
Inventories	(82)	5
Accounts payable	(68)	11
Other assets and other liabilities	(40)	26
Net cash (used by) provided from operating activities	(12)	97
Investing Activities
Capital expenditures, including intangibles	(54)	(83)
Contributions to equity method investments	(3)	(1)
Loan repayments from non-consolidated affiliates	2	2
Other	5	5
Net cash used by investing activities	(50)	(77)
Financing Activities
Borrowings on revolving credit facility	—	400
Payments on revolving credit facility	—	(400)
Repurchase of common stock	—	(16)
Dividends paid to non-controlling interests	(33)	(7)
Short-term debt, net	6	(37)
Other	1	—
Net cash used by financing activities	(26)	(60)
Effect of exchange rate changes on cash	(11)	6
Net decrease in cash, equivalents, and restricted cash	(99)	(34)
Cash, equivalents, and restricted cash at beginning of the period	500	469
Cash, equivalents, and restricted cash at end of the period	$401	$435

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2020	$1	$1,348	$1,623	$(304)	$(2,281)	$387	$123	$510
Net income (loss)	—	—	16	—	—	16	3	19
Other comprehensive income (loss)	—	—	—	(17)	—	(17)	(1)	(18)
Stock-based compensation, net	—	(11)	—	—	9	(2)	—	(2)
Dividends declared to non-controlling interests	—	—	—	—	—	—	(3)	(3)
March 31, 2021	$1	$1,337	$1,639	$(321)	$(2,272)	$384	$122	$506
Net income (loss)	—	—	(11)	—	—	(11)	—	(11)
Other comprehensive income (loss)	—	—	—	16	—	16	3	19
Stock-based compensation, net	—	4	—	—	1	5	—	5
Cash dividends	—	—	—	—	—	—	(1)	(1)
Dividends declared to non-controlling interests	—	—	—	—	—	—	(31)	(31)
June 30, 2021	$1	$1,341	$1,628	$(305)	$(2,271)	$394	$93	$487
Net income (loss)	—	—	5	—	—	5	2	7
Other comprehensive income (loss)	—	—	—	(5)	—	(5)	(1)	(6)
Stock-based compensation, net	—	3	—	—	2	5	—	5
September 30, 2021	$1	$1,344	$1,633	$(310)	$(2,269)	$399	$94	$493

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2019	$1	$1,342	$1,679	$(267)	$(2,275)	$480	$115	$595
Net income (loss)	—	—	(35)	—	—	(35)	(1)	(36)
Other comprehensive income (loss)	—	—	—	(37)	—	(37)	—	(37)
Stock-based compensation, net	—	(5)	—	—	7	2	—	2
Repurchase of shares of common stock	—	—	—	—	(16)	(16)	—	(16)
Cash dividends	—	—	—	—	—	—	(7)	(7)
March 31, 2020	$1	$1,337	$1,644	$(304)	$(2,284)	$394	$107	$501
Net (income) loss	—	—	(45)	—	—	(45)	3	(42)
Other comprehensive income (loss)	—	—	—	5	—	5	—	5
Stock-based compensation, net	—	4	—	—	—	4	—	4
June 30, 2020	$1	$1,341	$1,599	$(299)	$(2,284)	$358	$110	$468
Net (income) loss	—	—	6	—	—	6	4	10
Other comprehensive income (loss)	—	—	—	17	—	17	3	20
Stock-based compensation, net	—	3	—	—	1	4	—	4
September 30, 2020	$1	$1,344	$1,605	$(282)	$(2,283)	$385	$117	$502

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

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after September 30, 2021, including those resulting from the impacts of COVID-19 and the subsequent semiconductor supply shortage, as further described in Note 14, "Commitments and Contingencies", will be reflected in management's estimates in future periods.

Allowance for Doubtful Accounts: The Company establishes an allowance for doubtful accounts for accounts receivable based on the current expected credit loss impairment model (“CECL”). The Company applies a historical loss rate based on historic write-offs by region to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position.

The following table provides a rollforward of changes in the allowance for doubtful accounts:

	Nine Months Ended September 30,
(In millions)	2021	2020
Beginning balance	$4	$10
Provision	1	2
Recoveries	—	(3)
Write-offs charged against the allowance	—	(4)
Ending balance	$5	$5

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

NOTE 2. Non-Consolidated Affiliates

Investments in Affiliates

The Company's investments in non-consolidated equity method affiliates include the following:

	September 30,	December 31,
(In millions)	2021	2020
Yanfeng Visteon Investment Co., Ltd. ("YFVIC") (50%)	$34	$50
Other	15	10
Total investments in non-consolidated affiliates	$49	$60

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
The Company's investments in YFVIC consists of the following:

	September 30,	December 31,
(In millions)	2021	2020
Payables due to YFVIC	$11	$9
Exposure to loss in YFVIC:
Investment in YFVIC	$34	$50
Receivables due from YFVIC	36	53
Subordinated loan receivable from YFVIC	—	6
Maximum exposure to loss in YFVIC	$70	$109
During the nine months ended 2021, YFVIC declared and made a $16 million dividend to the Company.
Equity Investments

In 2018, the Company committed to make a $15 million investment in two funds managed by venture capital firms principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each fund, the Company will periodically make capital contributions toward this total commitment amount. As of September 30, 2021, the Company has contributed a total of $7 million toward the aggregate investment commitments. These limited partnerships are classified as equity method investments.

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

During the third quarter of 2021, the Company released $2 million of net restructuring expense due to a change in estimate related to previous restructuring actions.

During the second quarter of 2021, the Company approved and recorded $2 million of net restructuring expense for various restructuring actions, primarily impacting Brazil. As of September 30, 2021, $1 million remains accrued related to these programs.

During 2020 the Company approved various restructuring programs impacting engineering, administrative and manufacturing functions to improve efficiency and rationalize the Company’s footprint. The Company recorded $69 million of net restructuring expense for cash severance, retention, and termination costs for the nine months ended September 30, 2020 related to these programs. As of September 30, 2021, $12 million remains accrued related to these programs. The Company anticipates that the activities associated with the current restructuring programs will be substantially complete by the end of 2022.

During 2018, the Company approved a restructuring program impacting legacy employees at a South America facility due to the wind-down of certain products. As of September 30, 2021, $2 million remains accrued related to this program.

As of September 30, 2021, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its global Interiors business (the "Interiors Divestiture") of $1 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves

The Company’s restructuring reserves and related activity are summarized below and include amounts associated with discontinued operations.

(In millions)
December 31, 2020	$49
Expense	—
Change in estimate	(1)
Utilization	(16)
Foreign currency	(1)
March 31, 2021	$31
Expense	2
Change in estimate	(1)
Utilization	(9)
Foreign currency	—
June 30, 2021	$23
Expense	—
Change in estimate	(2)
Utilization	(4)
Foreign currency	—
September 30, 2021	$17

NOTE 4. Inventories

Inventories, net consist of the following components:

	September 30,	December 31,
(In millions)	2021	2020
Raw materials	$193	$114
Work-in-process	26	25
Finished products	34	38
	$253	$177

NOTE 5. Goodwill and Other Intangible Assets

Intangible assets, net are comprised of the following:

		September 30, 2021			December 31, 2020
(In millions)	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Developed technology	10	$40	$(38)	$2	$41	$(38)	$3
Customer related	10	95	(71)	24	95	(64)	31
Capitalized software development	5	47	(9)	38	44	(7)	37
Other	32	15	(8)	7	14	(7)	7
Subtotal		197	(126)	71	194	(116)	78
Indefinite-Lived:
Goodwill		49	—	49	49	—	49
Total		$246	$(126)	$120	$243	$(116)	$127

Capitalized software development consists of software development costs intended for integration into customer products.

NOTE 6. Other Assets

Other current assets are comprised of the following components:

	September 30,	December 31,
(In millions)	2021	2020
Recoverable taxes	$52	$52
Joint venture receivables	37	53
Contractually reimbursable engineering costs	34	31
Prepaid assets and deposits	24	18
Royalty agreements	4	7
China bank notes	—	15
Other	5	4
	$156	$180

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions which are operating in nature. The Company redeemed $114 million and $104 million of China bank notes during the nine months ended September 30, 2021 and 2020, respectively. Remaining amounts outstanding at third-party institutions related to sold bank notes will mature by the end of the first quarter of 2022.

Other non-current assets are comprised of the following components:

	September 30,	December 31,
(In millions)	2021	2020
Deferred tax assets	$54	$55
Contractually reimbursable engineering costs	35	31
Recoverable taxes	11	21
Royalty agreements	2	8
Joint venture notes receivable	—	7
Other	15	13
	$117	$135
Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of $10 million during the remainder of 2021, $31 million in 2022, $18 million in 2023, $6 million in 2024 and $4 million in 2025 and beyond.

NOTE 7. Other Liabilities

Other current liabilities are summarized as follows:

	September 30,	December 31,
(In millions)	2021	2020
Product warranty and recall accruals	$46	$52
Deferred income	45	46
Non-income taxes payable	18	15
Restructuring reserves	15	39
Royalty reserves	14	13
Joint venture payables	11	9
Income taxes payable	8	5
Dividends payable to non-controlling interests	3	2
Other	27	28
	$187	$209

Other non-current liabilities are summarized as follows:

	September 30,	December 31,
(In millions)	2021	2020
Derivative financial instruments	$18	$38
Product warranty and recall accruals	12	12
Deferred income	12	7
Income tax reserves	7	6
Royalty agreements	5	6
Restructuring reserves	2	10
Other	15	13
	$71	$92

NOTE 8. Debt
The Company’s debt consists of the following:

	September 30,	December 31,
(In millions)	2021	2020
Short-Term Debt:
Short-term borrowings	$5	$—

Long-Term Debt:
Term debt facility, net	$349	$349
Short-Term Debt
Short-term borrowings are related to affiliate borrowings and are primarily payable in Brazilian real. As of September 30, 2021, the Company has $5 million short-term borrowing and there is $191 million available capacity under affiliate credit facilities.
Long-Term Debt

As of September 30, 2021, the Company has an amended credit agreement ("Credit Agreement") which includes a $350 million Term Facility maturing March 24, 2024 and a $400 million Revolving Credit Facility which matures the earlier of (i) December 24, 2024, (ii) 90 days prior to the scheduled maturity of the Term Facility, or (iii) the date of the termination of the Company's credit agreement.

On March 19, 2020, the Company borrowed the entire amount of revolving loans available under the Revolving Credit Facility to increase its cash position and maximize its flexibility in response to unprecedented uncertainty related to the impact of COVID-19. On September 24, 2020, the Company fully repaid the amount borrowed under the Revolving Credit Facility following stronger than expected industry recovery and improved Company performance in the third quarter of 2020. The Company has no outstanding borrowings on the Revolving Credit Facility as of September 30, 2021.

Interest on the Term Facility loans accrue at a rate equal to a LIBOR-based rate plus an applicable margin of 1.75% per annum. Loans under the Company's Revolving Credit Facility accrue interest at a rate equal to a LIBOR-based rate plus an applicable margin of between 1.00% - 2.00%, as determined by the Company's total gross leverage ratio.

The Credit Agreement requires compliance with customary affirmative and negative covenants and contains customary events of default. The Revolving Credit Facility also requires that the Company maintain a total net leverage ratio no greater than 3.50:1.00. During any period when the Company’s corporate and family ratings meet investment grade ratings, certain of the negative covenants are suspended. As of September 30, 2021, the Company was in compliance with all its debt covenants.

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

Other

The Company has a $5 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of September 30, 2021. Additionally, the Company had $11 million of locally issued letters of credit with less than $1 million of collateral as of September 30, 2021, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 9. Employee Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended September 30, 2021 and 2020 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2021	2020	2021	2020
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$(1)	$—
Pension financing benefits (cost):
Interest cost	$(5)	$(6)	$(1)	$(2)
Expected return on plan assets	9	10	2	2
Amortization of losses and other	—	—	(1)	(1)
Total pension financing benefits:	4	4	—	(1)
Restructuring related pension cost:
Special termination benefits	—	(1)	—	—
Net pension benefit (cost)	$4	$3	$(1)	$(1)
Pension financing benefits, net of $4 million and $3 million for the three months ended September 30, 2021 and 2020, respectively, are classified as Other income, net on the Company's condensed consolidated statements of comprehensive income.
The Company's net periodic benefit costs for all defined benefit plans for the nine month periods ended September 30, 2021 and 2020 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2021	2020	2021	2020
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$(1)	$(1)
Pension financing benefits (costs):
Interest cost	$(13)	$(18)	$(4)	$(5)
Expected return on plan assets	28	29	6	6
Amortization of losses and other	(2)	—	(2)	(2)
Total pension financing benefits:	13	11	—	(1)
Restructuring related pension cost:
Special termination benefits	—	(3)	—	(1)
Net pension benefit (cost)	$13	$8	$(1)	$(3)
Pension financing benefits, net of $13 million and $10 million for the nine months ended September 30, 2021 and 2020, respectively, are classified as Other income, net on the Company's condensed consolidated statements of comprehensive income.
During the nine months ended September 30, 2021, cash contributions to the Company's defined benefit plans were approximately $12 million for the U.S. plans and $5 million for the non-U.S. plans. The Company estimates that total cash contributions to its pension plans during 2021 will be $19 million.

NOTE 10. Income Taxes
During the three and nine month period ended September 30, 2021, the Company recorded a provision for income tax of $4 million and $20 million, respectively, which reflects income tax expense in countries where the Company is profitable; accrued withholding taxes; ongoing assessments related to the recognition and measurement of uncertain tax benefits; the inability to record a tax benefit for pretax losses and/or recognize expense for pretax income in certain jurisdictions (including the U.S.) due to valuation allowances; and other non-recurring tax items, including enacted tax law changes. Pretax losses in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $48 million and $106 million for the nine month periods ended September 30, 2021 and 2020, respectively, resulting in an increase in the Company's effective tax rate in those years.
The Company's provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income before income taxes, excluding equity in net income of non-consolidated affiliates for the period. Effective tax rates vary from period to period as separate calculations are performed for those countries where the Company's operations are profitable and whose results continue to be tax-effected and for those countries where full deferred tax valuation allowances exist and are maintained. In determining the estimated annual effective tax rate, the Company analyzes various factors, including but not limited to, forecasts of projected annual earnings, taxing jurisdictions in which the pretax income and/or pretax losses will be generated and available tax planning strategies. The changing and volatile macro-economic conditions connected with the ongoing COVID-19 pandemic including the semiconductor supply shortage and other supply chain impacts may cause fluctuations in forecasted earnings before income taxes. As such, the Company's effective tax rate could be subject to volatility as forecasted earnings before income taxes are impacted by events which cannot be predicted. The Company’s estimated annual effective tax rate is updated each quarter and may be significantly impacted by changes to the mix of forecasted earnings by tax jurisdiction. The tax impact of adjustments to the estimated annual effective tax rate are recorded in the period such estimates are revised. The Company is also required to record the tax impact of certain other non-recurring tax items, including changes in judgment about valuation allowances and uncertain tax positions, and changes in tax laws or rates, in the interim period in which they occur.

The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. This assessment considers, among other matters, the nature, frequency, and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. If (i) recent improvements to financial results continue in the U.S., or (ii) recovery of the global economy after the COVID-19 pandemic including the semiconductor shortages occurs faster than expected, the Company believes it is possible that sufficient positive evidence may be available to release all, or a portion, of its U.S. valuation allowance in the next nine to 24 months.
Unrecognized Tax Benefits
Gross unrecognized tax benefits as of September 30, 2021 and December 31, 2020 were $15 million and $14 million, respectively. Of these amounts, approximately $8 million and $7 million, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. During the nine months ended September 30, 2021, the Company recorded a $2 million increase in tax expense related to uncertain tax positions attributable to certain related party transactions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at September 30, 2021 and December 31, 2020 was $2 million in both years.

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
During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) related to the sale of its chassis business, in connection with this assessment the Company recorded a long-term tax deposit during 2013. During the third quarter of 2021, the Company received a favorable judgement related to this deposit. The Company reclassified $9 million associated with this deposit to other current assets and expects to receive settlement during the fourth quarter of 2021. The remaining deposit of approximately $2 million has been applied against other long-term labor-related tax debts pursuant to the judgement. Income tax refund claims associated with other jurisdictions, total $5 million as of September 30, 2021, and are included in Other non-current assets on the condensed consolidated balance sheets.

NOTE 11. Stockholders’ Equity and Non-controlling Interests
Non-Controlling Interests
The Company's non-controlling interests are as follows:

	September 30,	December 31,
(In millions)	2021	2020
Shanghai Visteon Automotive Electronics, Co., Ltd.	$44	$44
Yanfeng Visteon Automotive Electronics Co., Ltd.	29	57
Changchun Visteon FAWAY Automotive Electronics, Co., Ltd.	19	20
Other	2	2
	$94	$123

Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Changes in AOCI:
Beginning balance	$(305)	$(299)	$(304)	$(267)
Other comprehensive income (loss) before reclassification, net of tax	(7)	18	(11)	(13)
Amounts reclassified from AOCI	2	(1)	5	(2)
Ending balance	$(310)	$(282)	$(310)	$(282)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(131)	$(185)	$(115)	$(153)
Other comprehensive income (loss) before reclassification, net of tax (a)	(13)	28	(29)	(4)
Ending balance	(144)	(157)	(144)	(157)
Net investment hedge
Beginning balance	(5)	9	(15)	4
Other comprehensive income (loss) before reclassification, net of tax (a)	5	(9)	18	(1)
Amounts reclassified from AOCI	(1)	(2)	(4)	(5)
Ending balance	(1)	(2)	(1)	(2)
Benefit plans
Beginning balance	(162)	(111)	(165)	(114)
Other comprehensive income (loss) before reclassification, net of tax (b)	1	(2)	1	—
Amounts reclassified from AOCI	1	1	4	2
Ending balance	(160)	(112)	(160)	(112)
Unrealized hedging gain (loss)
Beginning balance	(7)	(12)	(9)	(4)
Other comprehensive income (loss) before reclassification, net of tax (c)	—	1	(1)	(8)
Amounts reclassified from AOCI	2	—	5	1
Ending balance	(5)	(11)	(5)	(11)
Total AOCI	$(310)	$(282)	$(310)	$(282)
(a) There were no income tax effects for either period due to the valuation allowance.
(b) Net tax expense was less than $1 million related to benefit plans for the three and nine months ended September 30, 2021 and 2020.
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

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2021	2020	2021	2020
Numerator:
Net income (loss) attributable to Visteon	$5	$6	$10	$(74)
Denominator:
Average common stock outstanding - basic	28.0	27.8	27.9	27.9
Dilutive effect of performance based share units and other	0.4	0.2	0.4	—
Diluted shares	28.4	28.0	28.3	27.9
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon	$0.18	$0.22	$0.36	$(2.65)

Diluted earnings (loss) per share attributable to Visteon:	$0.18	$0.21	$0.35	$(2.65)
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
Currency Exchange Rate Instruments: The Company primarily uses forward contracts denominated in euro, Japanese yen, Thai baht, Brazilian real, and Mexican peso intended to mitigate the variability of cash flows denominated in currency other than the hedging entity's functional currency.
As of September 30, 2021 and December 31, 2020, the Company had foreign currency economic derivative instruments with notional amounts of $21 million and $18 million, respectively. At September 30, 2021, these instruments are undesignated hedges of local currency value of recognized net monetary balances that are denominated in a currency other than the particular entity's functional currency. The aggregate fair value of these derivative instruments is an asset of less than $1 million and an asset of $1 million as of September 30, 2021 and December 31, 2020, respectively.
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
As of September 30, 2021 and December 31, 2020, the Company had cross currency swaps with an aggregate notional value of $250 million. The aggregate fair value of these derivatives is a non-current liability of $12 million and $27 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, a gain of $5 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.
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
As of September 30, 2021 and December 31, 2020, the Company had interest rate swaps with an aggregate notional value of $300 million. The aggregate fair value of these derivative transactions is a non-current liability of $6 million and $11 million as of September 30, 2021 and December 31, 2020, respectively. As of September 30, 2021, a loss of $6 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next twelve months.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the three and nine months ended September 30, 2021 and 2020 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)		Recorded in (Income) Loss
(In millions)	2021	2020	2021	2020	2021	2020
Three months ended September 30,
Foreign currency risk - Cost of sales:
Cash flow hedges	$—	$1	$—	$—	$—	$—
Interest rate risk - Interest expense, net:
Interest rate swap	—	—	(2)	—	—	—
Net investment hedges	5	(9)	1	2	—	—
	$5	$(8)	$(1)	$2	$—	$—
Nine months ended September 30,
Foreign currency risk - Cost of sales:
Cash flow hedges	$—	$—	$—	$—	$1	$—
Interest rate risk - Interest expense, net:
Interest rate swap	(1)	(8)	(5)	(1)	—	—
Net investment hedges	18	(1)	4	5	—	—
	$17	$(9)	$(1)	$4	$1	$—
Items Not Carried at Fair Value
The Company's fair value of debt was $353 million and $347 million as of September 30, 2021 and December 31, 2020, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2 in the fair value hierarchy.
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
The Company's credit risk with any single customer does not exceed ten percent of total accounts receivable except for Ford and its affiliates which represent 16% and 13% of the Company's balance as of September 30, 2021 and December 31, 2020, respectively.

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
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. The Company maintained accruals of $9 million for claims aggregating $54 million in Brazil as of September 30, 2021. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
The adverse impacts of the COVID-19 pandemic led to a significant reduction in vehicle production in the first half of 2020, which was followed by increased consumer demand and vehicle production schedules in the second half of 2020, particularly in the fourth quarter. Because semiconductor suppliers have been unable to rapidly reallocate production to serve the automotive industry, the surge in demand has led to a worldwide semiconductor supply shortage. The Company's semiconductor suppliers, along with most automotive component supply companies that use semiconductors, have been unable to fully meet the vehicle production demands of our customers due to events which are outside the Company's control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, a fire at a semiconductor fabrication facility in Japan, significant weather events impacting semiconductor supplier facilities in the southern United States, and other extraordinary events. The Company is working closely with suppliers and customers to attempt to minimize potential adverse impacts of these events. Certain customers have communicated that they expect the Company to absorb some of the financial impact of their reduced production and are reserving their rights to claim damages arising from supply shortages, however, the Company believes it has a number of legal defenses to such claims and intends to defend any such claims vigorously. The Company has also notified semiconductor suppliers that it will seek compensation from them for failure to deliver sufficient quantities. The Company is not able to estimate the possible loss or range of loss in connection with this matter at this time.

While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.
Guarantees and Commitments
As part of the agreements involving the divestiture of the Climate business (the "Climate Transaction") and Interiors Divestiture, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of September 30, 2021, the Company has $5 million and $2 million of outstanding guarantees, related to the divested Climate and Interiors entities, respectively. The guarantees represent the maximum potential amount that the Company could be required to pay under the guarantees in the event of default by the guaranteed parties. The guarantees will generally cease upon expiration of current lease agreement which expire in 2026 and 2024 for the Climate and Interiors entities, respectively.

Product Warranty and Recall
Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality and legal functions and include due consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments, and various other considerations. The Company can provide no assurances that it will not experience material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers.
The following table provides a rollforward of changes in the product warranty and recall claims liability:

	Nine Months Ended September 30,
(In millions)	2021	2020
Beginning balance	$64	$49
Provisions	12	16
Changes in estimates	1	(2)
Currency/other	(3)	1
Settlements	(16)	(14)
Ending balance	$58	$50

Other Contingent Matters

Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against the Company, including those arising out of alleged defects in the Company’s products; governmental regulations relating to safety; employment-related matters; customer, supplier and other contractual relationships; intellectual property rights; product warranties; product recalls; product liability claims; and environmental matters. Some of the foregoing matters may involve compensatory, punitive or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, or other relief which, if granted, would require very large expenditures. The Company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impracticable to estimate.

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraphs where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of September 30, 2021 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

Segment Adjusted EBITDA and reconciliation to net income (loss) attributable to Visteon is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Net income (loss) attributable to Visteon Corporation	$5	$6	$10	$(74)
Depreciation and amortization	27	25	82	75
Non-cash, stock-based compensation expense	4	4	13	13
Provision for income taxes	4	12	20	19
Interest expense, net	2	5	6	10
Net income (loss) attributable to non-controlling interests	2	4	5	6
Restructuring, net	(2)	32	(2)	69
Equity in net income of non-consolidated affiliates	(2)	(2)	(2)	(4)
Other	2	1	4	3
Adjusted EBITDA	$42	$87	$136	$117

Revenue Recognition

Disaggregated net sales by geographical market and product lines is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Geographical Markets
Europe	$212	$281	$707	$667
Americas	158	192	519	446
China Domestic	145	140	384	323
China Export	51	58	148	145
Other Asia-Pacific	94	107	309	261
Eliminations	(29)	(31)	(80)	(81)
	$631	$747	$1,987	$1,761

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2021	2020	2021	2020
Product Lines
Instrument clusters	$345	$388	$1,062	$901
Audio and infotainment	122	134	369	333
Information displays	71	135	282	298
Body and security	25	28	88	66
Telematics	15	14	49	43
Climate controls	13	14	42	31
Other	40	34	95	89
	$631	$747	$1,987	$1,761
During the three and nine months ended September 30, 2021, revenue recognized related to performance obligations satisfied in previous periods represented less than 1% of consolidated net sales. The Company has no material contract assets, contract liabilities, or capitalized contract acquisition costs as of September 30, 2021.

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

Financial Results

The pie charts below highlight the net sales breakdown for Visteon for the three and nine months ended September 30, 2021.
Three Months Ended September 30, 2021
Nine Months Ended September 30, 2021
*Regional net sales are based on the geographic region where sales originate and not where customer is located (excludes inter-regional eliminations).
Global Automotive Market Conditions
The automotive industry was negatively impacted in 2020 by the COVID-19 pandemic, with industry production coming to a stop at most locations at varying times throughout the first half of the year, followed by a faster than anticipated recovery in the second half of 2020. The recovery continued throughout the first three quarters of 2021, although retail demand has been muted in the third quarter due to ongoing inventory shortages at many dealerships due to the worldwide semiconductor supply shortage.

The surge in demand in the second half of 2020 has led to a worldwide semiconductor supply shortage, both in automotive and in other industries, through the third quarter of 2021. In addition, unusual events during the first quarter of 2021 including unusually cold weather in Austin, Texas in February and a supplier fire in Japan have led to reduced semiconductor availability. These factors have been further exacerbated by the continued COVID-19 pandemic, which has disrupted many parts of the supply chain, including the back-end processing of semiconductors in Malaysia. The magnitude of the impact on the financial statements and results of operations and cash flows will depend on the evolution of the semiconductor supply shortage, related plant production schedules and supply chain impacts.

Results of Operations - Three Months Ended September 30, 2021 and 2020
The Company's consolidated results of operations for the three months ended September 30, 2021 and 2020 were as follows:

	Three Months Ended September 30,
(In millions)	2021	2020	Change
Net sales	$631	$747	$(116)
Cost of sales	(584)	(648)	64
Gross margin	47	99	(52)
Selling, general and administrative expenses	(42)	(45)	3
Restructuring, net	2	(32)	34
Interest expense, net	(2)	(5)	3
Equity in net income of non-consolidated affiliates	2	2	—
Other income, net	4	3	1
Provision for income taxes	(4)	(12)	8
Net income (loss)	7	10	(3)
Less: Net (income) loss attributable to non-controlling interests	(2)	(4)	2
Net income (loss) attributable to Visteon Corporation	$5	$6	$(1)
Adjusted EBITDA*	$42	$87	$(45)
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Three months ended September 30, 2020	$747	$(648)	$99
Volume, mix, and net new business	(130)	88	(42)
Currency	13	(11)	2
Customer pricing	8	—	8
Engineering costs, net *	—	(2)	(2)
Cost performance, design changes and other	(7)	(11)	(18)
Three months ended September 30, 2021	$631	$(584)	$47
*Excludes the impact of currency.
Net sales for the three months ended September 30, 2021 totaled $631 million, representing a decrease of $116 million compared with the same period of 2020. Volumes and net new business decreased net sales by $130 million. Favorable currency increased net sales by $13 million, primarily attributable to the euro, Brazilian real, and Chinese renminbi. Favorable customer pricing increased net sales by $8 million primarily driven by customer recoveries related to supply chain and material cost increases associated with the worldwide semiconductor supply shortage. Cost performance, design changes and other decreased net sales by $7 million, primarily as a result of the non-recurrence of other revenue claims.
Cost of sales decreased by $64 million for the three months ended September 30, 2021 compared with the same period in 2020. Volume, mix and net new business decreased cost of sales by $88 million. Foreign currency increased cost of sales by $11 million, primarily attributable to the euro, Brazilian real, and Chinese renminbi. Net engineering costs, excluding currency, increased cost of sales by $2 million. Unfavorable cost performance, design changes and other increased cost of sales by $11 million primarily due supply chain and material cost impacts associated with the worldwide semiconductor supply shortage and the non-recurrence of certain 2020 temporary austerity measures.

A summary of net engineering costs is shown below:

	Three Months Ended September 30,
(In millions)	2021	2020
Gross engineering costs	$(80)	$(79)
Engineering recoveries	28	31
Engineering costs, net	$(52)	$(48)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $52 million for the three months ended September 30, 2021, including the impacts of currency, were $4 million higher than the same period of 2020. This increase is primarily related to the reclassification of certain program expenses from selling, general and administrative expenses to align with the Company's optimized structure and the non-recurrence of certain 2020 temporary austerity measures. These increases were partially offset by the benefits of previously announced restructuring actions and ongoing cost reduction efforts.
The Company's gross margin was $47 million or 7.4% of net sales for the three months ended September 30, 2021 compared to $99 million or 13.3% of net sales for the same period of 2020. Unfavorable volumes of $42 million were partially offset by favorable customer pricing of $8 million primarily due to customer recoveries. Favorable foreign currency impacts increased gross margin by $2 million, primarily attributable to the euro, Brazilian real, and Chinese renminbi. Unfavorable cost performance, design changes and other decreased gross margin by $18 million primarily due to supply chain and material cost impacts associated with the worldwide semiconductor supply shortage and the non-recurrence of certain 2020 austerity measures and revenue claims.
Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $42 million and $45 million, during the three months ended September 30, 2021 and 2020, respectively. Selling, general, and administrative expenses benefited from the reclassification of certain expenses to gross engineering and restructuring savings, partially offset by the non-recurrence of temporary austerity measures.

Restructuring, Net
During the third quarter of 2021, the Company released $2 million of restructuring expenses related to various 2020 programs based on a change in estimate.

During the third quarter of 2020, in response to COVID-19 and to improve efficiency and rationalize the Company’s footprint, the Company approved a plan related to cash severance, retention, and termination costs. The Company has incurred $30 million in restructuring costs related to this plan.

Interest Expense, Net

Interest expense, net, for the three months ended September 30, 2021 and 2020 was $2 million and $5 million, respectively. The decrease in interest expense for the three months is primarily due to the non-recurrence of interest expense incurred during the third quarter of 2020 related to the borrowings on the Company's $400 million revolving credit facility.
Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was $2 million for the three months ended September 30, 2021 and 2020. The decrease in income is primarily attributable due to decreased volumes at the Company's equity investment in Yanfeng Visteon Investment Co., Ltd.

Other Income, Net

Other income, net of $4 million and $3 million for the three-month periods ending September 30, 2021 and 2020 is primarily due to net pension financing benefits.

Income Taxes
The Company's provision for income taxes of $4 million for the three months ended September 30, 2021 represents a decrease of $8 million compared with $12 million in the same period of 2020. The decrease in tax expense includes approximately $4 attributable to the overall decrease in year-over-year earnings, including changes in the mix of earnings and differing tax rates between jurisdictions, and withholding taxes. The decrease also reflects the non-recurrence of a $4 million income tax expense adjustment recorded during the three months ended September 30, 2020 related to the reassessment of the valuation allowances in connection with the realization of deferred tax assets in Germany.

Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 15, "Segment Information") was $42 million for the three months ended September 30, 2021, representing a decrease of $45 million when compared to $87 million for the same period of 2020. Unfavorable volumes of $42 million and increased costs due to supply chain and material cost impacts associated with the worldwide semiconductor supply shortage as well as the non-recurrence of 2020 temporary austerity measures and revenue claims were partially offset by favorable customer pricing of $8 million.
The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the three months ended September 30, 2021 and 2020, is as follows:

	Three Months Ended September 30,
(In millions)	2021	2020	Change
Net income (loss) attributable to Visteon Corporation	$5	$6	$(1)
Depreciation and amortization	27	25	2
Provision for income taxes	4	12	(8)
Non-cash, stock-based compensation expense	4	4	—
Interest expense, net	2	5	(3)
Net income (loss) attributable to non-controlling interests	2	4	(2)
Restructuring expense, net	(2)	32	(34)
Equity in net income of non-consolidated affiliates	(2)	(2)	—
Other	2	1	1
Adjusted EBITDA	$42	$87	$(45)

Results of Operations - Nine Months Ended September 30, 2021 and 2020
The Company's consolidated results of operations for the nine months ended September 30, 2021 and 2020 were as follows:

	Nine Months Ended September 30,
(In millions)	2021	2020	Change
Net sales	$1,987	$1,761	$226
Cost of sales	(1,832)	(1,605)	(227)
Gross margin	155	156	(1)
Selling, general and administrative expenses	(131)	(140)	9
Restructuring, net	2	(69)	71
Interest expense, net	(6)	(10)	4
Equity in net income of non-consolidated affiliates	2	4	(2)
Other income, net	13	10	3
Provision for income taxes	(20)	(19)	(1)
Net income (loss)	15	(68)	83
Less: Net (income) loss attributable to non-controlling interests	(5)	(6)	1
Net income (loss) attributable to Visteon Corporation	$10	$(74)	$84
Adjusted EBITDA*	$136	$117	$19
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Nine months ended September 30, 2020	$1,761	$(1,605)	$156
Volume, mix, and net new business	208	(181)	27
Currency	49	(37)	12
Customer pricing	(24)	—	(24)
Engineering costs, net *	—	15	15
Cost performance, design changes and other	(7)	(24)	(31)
Nine months ended September 30, 2021	$1,987	$(1,832)	$155
*Excludes the impact of currency.
Net sales for the nine months ended September 30, 2021 totaled $1,987 million, representing an increase of $226 million compared with the same period of 2020. Volume, mix, and net new business increased net sales by $208 million. Favorable currency increased net sales by $49 million, primarily attributable to the euro, Brazilian real, and Chinese renminbi. Annual customer pricing partially offset by customer recoveries decreased net sales by $24 million. Cost performance, design changes and other decreased net sales by $7 million primarily due to the non-recurrence of revenue claims.
Cost of sales increased by $227 million for the nine months ended September 30, 2021 compared with the same period in 2020. Volume, mix and net new business increased cost of sales by $181 million. Foreign currency increased cost of sales by $37 million, primarily attributable to the euro, Brazilian real, and Chinese renminbi. Net engineering costs, excluding currency, decreased cost of sales by $15 million. Unfavorable cost performance of $24 million was primarily due to supply chain and material cost impacts associated with the worldwide semiconductor supply shortage and the non-recurrence of certain 2020 austerity measures and revenue claims.

A summary of net engineering costs is shown below:

	Nine Months Ended September 30,
(In millions)	2021	2020
Gross engineering costs	$(246)	$(257)
Engineering recoveries	88	91
Engineering costs, net	$(158)	$(166)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $158 million for the nine months ended September 30, 2021, including the impacts of currency, were $8 million lower than the same period of 2020. This decrease is primarily related to the benefits of previously announced restructuring actions and ongoing cost reduction efforts and the non-recurrence of certain 2020 temporary austerity measures, partially offset by the reclassification of certain program expenses from selling, general and administrative expenses to align with the Company's optimized structure.
The Company's gross margin was $155 million or 7.8% of net sales for the nine months ended September 30, 2021 compared to $156 million or 8.9% of net sales for the same period of 2020. Favorable volumes of $27 million were partially offset by unfavorable net customer pricing of $24 million. Lower net engineering costs excluding currency, increased gross margin by $15 million. Unfavorable cost performance, design changes and other increased cost of sales $31 million due to supply chain and material cost impacts associated with the worldwide semiconductor shortage as well as the non-recurrence of 2020 temporary austerity measures and revenue claims.
Selling, General and Administrative Expenses

Selling, general, and administrative expenses were $131 million and $140 million during the nine months ended September 30, 2021 and 2020, respectively. The decrease is primarily related to previously announced restructuring actions and the reclassification of certain program expenses to gross engineering costs to align with the Company's optimized structure partially offset by the non-recurrence of certain 2020 temporary austerity measures.
Restructuring, Net
During 2020 the Company approved various restructuring programs impacting engineering, administrative and manufacturing functions to improve efficiency and rationalize the Company's footprint. During the nine months ended September 30, 2021 and 2020 the Company released $2 million and recorded $69 million of net restructuring expense, respectively, related to these programs.

Interest Expense, Net

Interest expense, net, for the nine months ended September 30, 2021 and 2020, was $6 million and $10 million, respectively. The decrease in interest expense for the nine months is primarily due to the non-recurrence of interest expense incurred during 2020 related to the borrowings on the Company's $400 million revolving credit facility.
Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was $2 million and $4 million for the nine month periods ending September 30, 2021 and 2020. The decrease in income is primarily attributable due to decreased volumes at the Company's equity investment in Yanfeng Visteon Investment Co., Ltd.

Other Income, Net

Other income, net of $13 million and $10 million for the nine-month periods ending September 30, 2021 and 2020 is primarily due to net pension financing benefits.

Income Taxes
The Company's provision for income taxes of $20 million for the nine months ended September 30, 2021, represents an increase of $1 million, when compared with $19 million in the same period of 2020. The increase in tax expense includes approximately $3 million attributable to the overall increase in pretax earnings, including changes in the mix of earnings and differing tax rates between jurisdictions, and withholding taxes. Other year-over-year increases include $2 million related to uncertain tax positions attributable to certain related party transactions and non-recurrence of certain tax law changes in India. These increases were largely offset by the non-recurrence of a $4 million income tax expense adjustment recorded during the three months ended September 30, 2020 related to the reassessment of the valuation allowances in connection with the realization of deferred tax assets in Germany.
Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 15, "Segment Information") was $136 million for the nine months ended September 30, 2021, representing an increase of $19 million when compared $117 million for the same period of 2020. Adjusted EBITDA was favorably impacted by higher volumes of $27 million, foreign currency impacts of $8 million primarily attributable to the euro, Brazilian real, and Chinese renminbi and lower net engineering costs, excluding currency, of $15 million. These increases were partially offset by unfavorable net customer pricing of $24 million, cost performance, design changes and other primarily due to supply chain and material cost impacts associated with the semiconductor supply shortage and the non-recurrence of certain 2020 temporary austerity measures and revenue claims.
The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the nine months ended September 30, 2021 and 2020, is as follows:

	Nine Months Ended September 30,
(In millions)	2021	2020	Change
Net income (loss) attributable to Visteon Corporation	$10	$(74)	$84
Depreciation and amortization	82	75	7
Provision for income taxes	20	19	1
Non-cash, stock-based compensation expense	13	13	—
Interest expense, net	6	10	(4)
Net income (loss) attributable to non-controlling interests	5	6	(1)
Restructuring expense, net	(2)	69	(71)
Equity in net income of non-consolidated affiliates	(2)	(4)	2
Other	4	3	1
Adjusted EBITDA	$136	$117	$19

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

Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of September 30, 2021, the Company’s corporate credit rating is Ba3 and BB- by Moody’s and Standard & Poor’s, respectively. See Note 8, "Debt" for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which may be utilized by the Company's local subsidiaries and consolidated joint ventures, had availability of $191 million and the Company had $400 million of available credit under the revolving credit facility, as of September 30, 2021.
Cash Balances
As of September 30, 2021, the Company had total cash and cash equivalents of $401 million, including $4 million of restricted cash. Cash balances totaling $336 million were located in jurisdictions outside of the United States, of which approximately $130 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017. However, the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.
Other Items Affecting Liquidity
During the nine months ended September 30, 2021, cash contributions to the Company's defined benefit plans were approximately $12 million for U.S. plans and $5 million for non-U.S. plans. The Company estimates that total cash contributions to its pension plans during 2021 will be approximately $19 million.

During the nine months ended September 30, 2021, the Company paid $29 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is included in Note 3, "Restructuring Activities." The Company estimates that total cash restructuring payments during 2021 will be approximately $35 million.

The Company committed to make a $15 million investment in two funds managed by venture capital firms principally focused on the automotive sector pursuant to limited partnership agreements. As of September 30, 2021, the Company contributed $7 million toward the aggregate investment commitments. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount.

Cash Flows
Operating Activities
The Company used $12 million of cash from operating activities during the nine months ended September 30, 2021. The decrease in cash from operations as compared to prior year is primarily attributable to lower Adjusted EBITDA (a non-GAAP financial measure, as discussed in Note 15, "Segment Information"), working capital outflows of $100 million primarily related to higher inventory levels resulting from the worldwide semiconductor supply shortage and restructuring payments of $29 million related to previously announced restructuring actions. These decreases were partially offset by a dividend received from an equity method investment.
Investing Activities
Net cash used by investing activities during the nine months ended September 30, 2021 totaled $50 million, representing a $27 million decrease as compared to $77 million use of cash from investing activities during the same period in 2020. Lower cash used from investing activities is primarily attributable to a $29 million reduction in capital expenditures during the nine months ended September 30, 2021 as compared to the same period in 2020.
Financing Activities
Cash used by financing activities during the nine months ended September 30, 2021 was $26 million, as compared to $60 million cash used by financing activities during the same period in 2020, representing a decrease of cash used by financing activities of $34 million. Net cash used during the nine months ended September 30, 2021 is attributable to $33 million of dividends paid to non-controlling interests, partially offset by short-term borrowings, primarily in Brazil.
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
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be $30 million and $31 million for currency derivative financial instruments as of September 30, 2021 and December 31, 2020, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
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
As of September 30, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2021.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the third quarter of 2021.

Item 6.Exhibits
The exhibits listed on the "Exhibit Index" on Page 40 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated October 28, 2021.
31.2	Rule 13a-14(a) Certification of Senior Vice President, Chief Financial Officer dated October 28, 2021.
32.1	Section 1350 Certification of Chief Executive Officer dated October 28, 2021.
32.2	Section 1350 Certification of Senior Vice President, Chief Financial Officer dated October 28, 2021.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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
Date: October 28, 2021