Form 10-K
period 2021-12-31
VISTEON CORP
filed 2022-02-17
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark One)

☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

Large accelerated filer ☑ Accelerated filer  ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2021 (the last business day of the most recently completed second fiscal quarter) was approximately $3.4 billion.

As of February 10, 2022, the registrant had outstanding 28,004,059 shares of common stock.

Document Incorporated by Reference

Document	Where Incorporated
2022 Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

Visteon Corporation and Subsidiaries

Part I

Item 1.Business

Description of Business

Visteon Corporation (the "Company" or "Visteon") a global automotive technology company serving the mobility industry, dedicated to creating more enjoyable, connected, and safe driving experiences. Our platforms leverage proven, scalable hardware and software solutions that enable the digital, electric, and autonomous evolution of our global automotive customers, including Ford, BMW, Mazda, Volkswagen, Renault, Nissan, Daimler, General Motors, Stellantis, and Jaguar/Land Rover. Visteon products align with key industry trends and include digital instrument clusters, displays, Android-based infotainment systems, domain controllers, advanced driver assistance systems ("ADAS"), and battery management systems. Visteon is headquartered in Van Buren Township, Michigan, and has an international network of manufacturing operations, technical centers, and joint venture operations dedicated to the design, development, manufacture, and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is principally located in China, India, Japan, Portugal, Slovakia, and Mexico.

The Company’s Industry
The Company operates in the automotive industry, which is cyclical and highly sensitive to general economic conditions. The Company believes that future success in the automotive industry is, in part, dependent on alignment with customers to support their efforts to effectively meet the challenges associated with the following significant trends and developments in the global automotive industry:
•Electronic content and connectivity - The electronic content of vehicles continues to increase due to various regulatory requirements and consumer demand for increased vehicle performance and functionality. The use of electronic components can reduce weight, expedite assembly, enhance fuel economy, improve emissions, increase safety, and enhance vehicle performance. These benefits coincide with vehicles becoming more electric, connected, and automated. Additionally, digital and portable technologies have dramatically influenced the lifestyle of today’s consumers, who expect products that enable such a lifestyle. Consequently, the vehicle cockpit is transforming into a fully digital environment with multi-display systems incorporating larger, curved, and complex displays and the consolidation of discrete electronic control units into a multi-core domain controller.
•Electric vehicles – The trend towards electrification continues to accelerate, driven by government incentives and standards, announced restrictions of internal combustion engine vehicles in multiple cities and countries, and the significant increase of investment in electrification by Original Equipment Manufacturers ("OEMs"). The shift to electric vehicles increases the digital content of a vehicle as the majority of cockpit electronics will be all-digital to support the new electrical architecture. In addition, all battery electric vehicles will require a battery management system to manage the rechargeable battery pack.
•Advanced driver assistance systems and autonomous driving - The industry continues to advance toward semi-autonomous and autonomous vehicles. The Society of Automotive Engineers has defined five levels of autonomy ranging from levels one and two with driver-assist functions whereby the driver is responsible for monitoring the environment, to level five with full autonomy under all conditions. Levels one and two are already popular in the market while levels three and above utilize a combination of sensors, radars, cameras and LiDARs, requiring sensor fusion and machine learning technologies, as the system assumes the role of monitoring the environment. Level three includes features such as highway pilot and parking assist technology, for which an increased market penetration rate is expected over the next several years.
•Safety and security - Governments continue to focus regulatory efforts on safer transportation. Accordingly, OEMs are working to improve occupant and pedestrian safety by incorporating more safety-oriented technology in their vehicles. Additionally, in-vehicle connectivity has increased the need for robust cybersecurity systems to protect data, applications, and associated infrastructure. Security features are evolving with advances in sensors and suppliers must enable the security/safety initiatives of their customers including the development of such new advances.

•Vehicle standardization - OEMs continue to standardize vehicle platforms on a global basis, resulting in a lower number of individual vehicle platforms, design cost savings, and further scale of economies through the production of a greater number of models from each platform. Having operations in the geographic markets in which OEMs produce global platforms enables suppliers to meet OEMs’ needs more economically and efficiently, thus making global coverage a source of significant competitive advantage for suppliers with a diversified global footprint. Additionally, OEMs are looking to suppliers for increased collaboration to lower costs, reduce risks, and decrease overall time to market. Suppliers that can provide fully engineered systems and pre-assembled combinations of component parts are positioned to leverage the trend toward system sourcing. As vehicles become more connected and cockpits more digitized, suppliers that can deliver modular hardware architectures, “open” software architectures, and a software platform approach will be poised to help OEMs achieve greater reuse of validated hardware circuitry, design scalability, and faster development cycles.
Financial Information about Segments
The Company’s reportable segment is Electronics. The Company's Electronics segment provides automotive electronics products to customers, including instrument clusters, information displays, audio and infotainment systems, battery management systems, telematics solutions, domain controllers, advanced driver assistance systems.
Refer to Note 20, “Segment Information and Revenue Recognition” to the Company's consolidated financial statements included in Part II, Item 8 of this Form 10-K for more information about the Company’s reportable segment.
The Company’s Products
The Company designs and manufactures innovative automotive electronics and connected car solutions further described below:

Instrument Clusters
The Company offers a full line of instrument clusters, from standard analog gauge clusters to high-resolution, all-digital, fully reconfigurable, 2-D and 3-D display-based devices. The Company uses a platform approach to accelerate development and manage multiple vehicle variants. These clusters can use a wide range of display technologies, graphic capabilities, decorative elements, and free-form and curved displays. Premium clusters support complex 3-D graphics and feature embedded functionality such as driver monitoring, camera inputs, and ambient lighting.
Information Displays
The Company offers a range of information displays for various applications within the cockpit, incorporating a sleek profile, high perception quality displays and touch sensors designed to deliver high performance for the automotive market. These displays can integrate a range of user interface technologies and graphics management capabilities, such as 3-D, active privacy, TrueColorTM enhancement, cameras, optics, haptic feedback, and light effects. The Company offers a new generation of large, curved, complex multi-display modules with optical performance designed to be competitive with mobile devices. The Company's microZone™ display technology offers high contrast and brightness and a wide color gamut that enables automotive displays to cost-effectively achieve life-like imaging capability on par with consumer mobile devices, without sacrificing reliability or life span. The Company also developed the first bendable glass multi-display cockpit in the automotive industry.

Audio and Infotainment Systems
The Company offers a range of infotainment and connected car solutions, including scalable Android infotainment for seamless connectivity including integration with Android Auto and Apple CarPlay technology for wireless smartphone projection. Phoenix™, the company's display audio and embedded infotainment platform that is based on Android automotive operating system, enables third-party developers to create apps easily through a software development kit and software simulation of the target hardware system. Additionally, Visteon offers an onboard artificial intelligence ("AI")-based voice assistant with natural language understanding.

Battery Management Systems (“BMS”)

The Company offers configurable battery management systems that support both wired and wireless battery sensing and control. Visteon’s wireless BMS reliably and securely replaces wired communication between battery modules to improve the lifetime enterprise cost, battery weight, and packaging efficiency, and facilitates second-life battery repurposing. By providing a platform approach that can support multiple charging protocols and flexible battery pack architectures, Visteon provides a robust design-to-production strategy that enables advanced features that are fast-to-market.

Telematics Solutions
The Company provides a cost-optimized, high-speed telematics control unit to enable secure connected car services, software updates, and data. The Company’s telematics solution uses a single hardware and flexible software architecture to support regional telematics service providers and mobile networks. The Company’s wireless gateway platform is designed to meet future connectivity requirements.
SmartCore Cockpit Domain Controller
The Company offers SmartCore™, an automotive-grade, integrated domain controller approach, which can independently operate the infotainment system, instrument cluster, head-up display, rear-seat displays, and other features on a single, multi-core chip to improve efficiency, create a unified experience across products, and reduce power consumption and cost. The SmartCore domain controller includes: SmartCore Runtime, middleware, enabling communication between domains and apps to be shown on any display; and SmartCore Studio, a PC-based configuration tool to generate hypervisor configurations. The latest generation of SmartCore seamlessly connects the human machine interaction ("HMI") across an increasing number of display domains, such as surround view and in-cabin sensing of driver drowsiness, attentiveness, and facial recognition.
DriveCore Advanced Safety Driving Controller
DriveCore™ is an open, scalable platform for addressing multiple levels of vehicle automation, with a focus on Level 2-plus. DriveCore consists of the centralized computing unit, middleware framework, and software applications process AI/machine learning algorithms for Level 2-plus functionality. DriveCore provides an open platform for the development of sensor-based solutions for the auto industry, including:
•Compute - A modular and scalable cost-efficient computing hardware platform designed to be adapted to Level 2-plus and above levels of automated driving; and
•Runtime - In-vehicle middleware that provides a secure framework enabling applications and algorithms to communicate in a real time, high-performance environment
Body Domain Controller
The Company offers a range of body domain modules which integrate several functions such as central gateway, body controls, comfort and vehicle access solutions into one device. This computing module allows our customers’ to implement in-house applications software into body controls for brand and market differentiation.

The Company’s Customers
The Company's ultimate customers are global vehicle manufacturers including BMW, Daimler, Ford, General Motors, Jaguar/Land Rover, Mazda, Nissan, Renault, Stellantis, and Volkswagen.
The following is a summary of customers with a percentage of net sales greater than 10 percent:

	Percentage of Total Net Sales
	December 31,
	2021	2020	2019
Ford	22%	22%	22%
BMW	11%	11%	8%

The Company typically supplies products to OEM customers through purchase orders, which are generally governed by general terms and conditions established by each OEM. Although the terms and conditions vary from customer to customer, they typically contemplate a relationship under which customers place orders for their requirements of specific components supplied for particular vehicles but are not required to purchase any minimum quantities. Individual purchase orders can be cancelled for cause, non-performance, and, in most cases, insolvency or certain change in control events. Additionally, many of our OEM customers have the option to terminate contracts for convenience; this option permits the OEM customers to impose pressure on pricing during the life of the vehicle program or issue purchase orders for less than the duration of the vehicle program. This has the potential to reduce the Company’s profit margin and increases the risk of loss of future sales under those purchase contracts.

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

The price related to these products are typically negotiated on an annual basis. Any subsequent price reductions are intended to take into account expected annual cost reductions to the Company of providing products and services to the customer, through such factors as manufacturing productivity enhancements, material cost reductions and design-related cost improvements. Certain products may be excluded from such reductions or experience price increases due to shortages of material or other increases in supply chain or other related costs. The Company has an aggressive cost control program that focuses on reducing its total costs intended to offset customer price reductions or negotiating recoveries for increases. However, there can be no assurance that the Company’s cost reduction or recovery efforts will be sufficient to fully offset such price changes. These relationships may extend over the life of the related vehicle.

The terms and conditions generally require a warranty on products sold; in most cases, the warranty period is the same as the warranty offered by the OEM to the ultimate customer. The Company may also be required to share in all or part of recall costs if the OEM recalls vehicles for defects attributable to Visteon products.

The Company’s Competition
The automotive sector continues to remain highly competitive resulting from the ongoing industry consolidation. OEMs rigorously evaluate suppliers on the basis of financial viability, product quality, price competitiveness, technical expertise, development capability, new product innovation, reliability and timeliness of delivery, product design, manufacturing capability, flexibility, customer service, and overall management. The Company's primary independent competitors include, but are not limited to, Alpine Electronics, Aptiv PLC, Continental AG, Denso Corporation, Faurecia, Harman International Industries, Incorporated (a subsidiary of Samsung Electronics Co. Ltd.), Hitachi Ltd., Hyundai Mobis, Innolux Corporation, Marelli Holdings Co., Ltd., Nippon Seiki, Panasonic Corporation, Preh GmbH, Robert Bosch GmbH, and Vitesco Technologies.
The Company’s Business Seasonality and Cyclicality

Historically, the Company’s business has been moderately seasonal because its largest North American customers typically cease production for approximately two weeks in July for model year changeovers and approximately one week in December during the winter holidays. Customers in Europe historically shut down vehicle production during a portion of August and one week in December. In China, customers typically shut down approximately one week in early October and one week in January or February. Additionally, third-quarter automotive production is traditionally lower as new vehicle models enter production. However, in 2021 the standard cyclicality of the business was altered due to supply chain challenges creating roll shutdowns amongst multiple customer production facilities throughout the year.

Environmental, Social, and Governance

Attract and Retain

The Company’s ability to sustain and grow its business requires the recruitment, retention and development of a highly skilled and diverse workforce. The Company’s Chief Human Resources Officer ("CHRO"), reporting directly to Chief Executive Officer ("CEO"), oversees its global talent processes to attract, develop and retain its employees. To attract the best talent, the Company offers market competitive compensation and benefits around the globe, annual and long-term incentive programs, as well as health and wellness benefits. The Company also provides a variety of resources to help its employees grow in their current roles and build new skills. Hundreds of online courses are available in the Company’s learning management system where individual development is emphasized as part of the annual goal setting process. The Company continues to build tools to be used leaders to develop employees in their current role and create new opportunities within the organization to learn and grow. Because retention of the employee base is significant to its business strategy, executive management discusses it with the Board of Directors on a regular basis.

Workforce

Visteon’s strength comes from a workforce of approximately 10,000 employees operating in approximately 18 countries globally. Our workforce is globally distributed with 26% of employees located in the Americas, 32% in Europe, 19% in China, and 23% in the Asia Pacific region. Visteon believes that all employees are leaders and expects leaders to drive operational and financial results and build strong teams.

Many of the Company’s employees are members of industrial trade unions and confederations within their respective countries. Often these organizations operate under collectively bargained contracts that are not specific to any one employer. The Company constantly works to establish and maintain positive, cooperative relations with its unions and work representatives around the world.

Diversity and Inclusion

Diversity represents an environment where the contributions of all employees are encouraged and valued. As a global organization, the Company embraces human differences and harnesses the power of its employees’ varied backgrounds, cultures and experiences because it is the right thing to do for our people and it creates a competitive business advantage. As of December 31, 2021, the percentage of our global workforce represented by females was approximately 40%. The Company encourages many forms of communication such as global town hall employee meetings, informal small-group employee discussions, and an open-door policy so all employees have direct access to senior leadership and have the opportunity to ask questions, make suggestions, and provide input. As stated in one of our four core beliefs and values, “We treat each other with respect and embrace our differences.”

Workplace Safety

The Company requires protective equipment, enforces comprehensive safety policies and procedures, and encourages its employees and leaders to continually look for ways to improve workplace safety. It has implemented and maintains a health and safety management system that is certified to the OHSAS 18001 or ISO 45001 standard. The Company provides regular health and safety reports to the Board of Directors including updates on the return to work health and safety protocols globally as a result of COVID-19. To protect its employees and maintain operations during the COVID-19 pandemic, the Company implemented a number of new health-related measures including a requirement to wear face-masks at all times while on its property, increased hygiene, cleaning and sanitizing procedures, social-distancing, restrictions on visitors to its facilities, and limiting in-person meetings.

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

Visteon works collaboratively with a number of stakeholder groups including government agencies, customers, and suppliers to proactively engage in federal, state, and international public policy processes.

Environmental, Health, Safety, and Legal Matters

Visteon is involved in various lawsuits, claims and proceedings related to the operation of its businesses, including those pertaining to product liability, environmental, safety and health, intellectual property, employment, commercial and contractual matters, tax, and various other matters. Although the outcome of such lawsuits, claims and proceedings cannot be predicted with certainty and some may be disposed of unfavorably to Visteon, it is management's opinion that none of these will have a material adverse effect on Visteon's financial position, results of operations, or cash flows. Costs related to such matters were not material to the periods presented. Further details are provided in Part II, Item 8 of this Form 10-K in Note 19, "Commitments and Contingencies," of the notes to consolidated financial statements.

Board Oversight of Environmental, Social, and Governance Practices

The Company and its Board of Directors believe positive environmental, social and governance-related business practices strengthens the Company, increases its connection with the stockholders and helps it to better serve its customers and the communities in which it operates. The Company’s commitment to social responsibility extends to the environment, anti-corruption and trade compliance, responsible sourcing, human rights, labor practices, and worker health and safety. In light of the continued importance of these matters, the Board of Directors and Management have developed a multi-year road map to enhance the Company’s environmental, social and governance-related programs and disclosures, including assessment of the potential risks associated with climate change. This road map includes environmental targets for 2025 aimed at reducing energy consumption, solid waste, water and the reduction of scope 1 and scope 2 CO2 emissions through the use of renewable energy. Management provides regular reports and presentations to the Corporate Sustainability and Governance Committee and the full Board of Directors has oversight of the Company’s environmental and social initiatives.

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

The Company’s Intellectual Property

The Company owns significant intellectual property, including a number of patents, copyrights, proprietary tools and technologies, trade secrets, and numerous licensing arrangements. Although the Company’s intellectual property plays an important role in maintaining its competitive position, no single patent, copyright, proprietary tool or technology, trade secret or license, or group of related patents, copyrights, proprietary tools or technologies, trade secrets or licenses is, in the opinion of management, of such value to the Company that its business would be materially affected by the expiration or termination thereof. The Company’s general policy is to apply for patents on an ongoing basis, in appropriate countries, on its patentable developments that are considered to have commercial significance. The Company also views its name and mark as significant to its business as a whole. In addition, the Company holds rights in a number of other trade names and marks applicable to certain of its businesses and products that it views as important to such businesses and products.

The Company’s International Operations

Financial information about sales and net property by major geographic region can be found in Note 20, "Segment Information and Revenue Recognition," to the Company's consolidated financial statements included in Part II, Item 8 of this Form 10-K.

The Company’s Raw Materials and Suppliers

Raw materials used by the Company in the manufacture of its products include electronics components, resins, and precious metals. While generally the supply of the materials used are available from numerous sources, semiconductor suppliers and silicon wafer production is concentrated. In general, the Company does not carry inventories of raw materials in excess of those reasonably required to meet production and shipping schedules. The Company monitors its supply base and endeavors to work with suppliers and customers to mitigate the impact of potential material shortages and supply disruptions.

The Company, along with automotive companies around the world, has experienced a shortage in semiconductors as a result of suppliers inability to rapidly reallocate production to serve the automotive industry during a time of increased demand. The Company's semiconductor suppliers, along with most automotive component supply companies that use semiconductors, have been unable to fully meet the vehicle production demands of our customers due to events which are outside the Company's control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, and other extraordinary events. The Company is working closely with suppliers and customers to attempt to minimize potential adverse impacts of these events.

The automotive supply industry is subject to inflationary pressures with respect to raw materials, labor and associated freight costs, which can place operational and financial burdens on the entire supply chain. Accordingly, the Company continues to take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with customers include collaboration on alternative product designs and material specifications, contractual price escalation clauses, and negotiated customer recoveries. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost-reductions, and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that it will be successful in fully offsetting increased costs resulting from inflationary pressures.

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

Operations Related Risk Factors

The Company could be negatively impacted by the supplier shortages, other supplier distress, or suppliers pricing increases

In an effort to manage and reduce the costs of purchased goods and services, the Company, like many suppliers and automakers, has been consolidating its supply base. As a result, the Company is dependent on single or limited sources of supply for certain components used in the manufacture of its products including semiconductor chips which are integral components of new vehicles and are embedded in multiple vehicle systems including automotive and cockpit electronics. In 2021, the Company experienced semiconductor shortages and expects such shortages to continue in 2022. If such shortages of semiconductors or other critical components from other suppliers continue longer than anticipated, or worsen, it will impact the Company's ability to meet its production schedules for some of its key products or to ship such products to its customers in a timely fashion. Furthermore, unfavorable economic or industry conditions could result in financial distress within the Company's supply base, thereby increasing the risk of supply disruption.

Such disruptions could be caused by any one of a myriad of potential problems, such as closures of one of the Company’s or its suppliers’ plants or critical manufacturing lines due to strikes, mechanical breakdowns, electrical outages, fires, explosions, or political upheaval, as well as logistical complications due to weather, global climate change, volcanic eruptions, or other natural or nuclear disasters, mechanical failures, delayed customs processing, the spread of an infectious disease, virus or other widespread illness and more. Additionally, as the Company grows in best cost countries, the risk for such disruptions is heightened. The lack of even a single small subcomponent necessary to manufacture one of the Company’s products, for whatever reason, could force the Company to cease production, even for a prolonged period. Similarly, a potential quality issue could force the Company to halt deliveries while it validates the products. Even where products are ready to be shipped, or have been shipped, delays may arise before they reach the customer. The Company’s customers may halt or delay production for the same reason if one of their other suppliers fails to deliver necessary components. This may cause the Company’s customers, in turn to suspend their orders, or instruct us to suspend delivery, of our products, which may adversely affect our financial performance.

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

The Company has experienced and may in the future experience supplier price increases that could negatively affect our operations and profitability. The price increases are often driven by raw material pricing and availability, component or part availability, manufacturing capacity, industry allocations, logistics capacity, natural disasters or pandemics, the effects of climate change, and significant changes in the financial or business condition of our suppliers.

The Company’s business, results of operations, and financial condition have been, and may continue to be, adversely affected by the recent COVID-19 pandemic

The COVID-19 pandemic poses the risk that the Company or its affiliates and joint ventures, employees, suppliers, customers, and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions, and other actions and restrictions that may be requested or mandated by governmental authorities. In addition, the Company has experienced, and may continue to experience, disruptions or delays in our supply chain as a result of such actions, which is likely to result in higher supply chain costs to us in order to maintain the supply of materials and components for our products. While the Company has implemented measures to mitigate the impact on its results of operations, there can be no assurance that these measures will be successful. The Company cannot predict the degree to which, or the period over which, its financials and operations will be affected by this outbreak and preventative measures, and the effects could be material.

The Company may also experience impacts from market downturns and changes in consumer behavior related to pandemic fears and impacts on its workforce as a result of COVID-19. The extent to which the COVID-19 outbreak continues to impact the Company’s financial condition will depend on future developments that are highly uncertain and cannot be predicted, including new government actions or restrictions, new information that may emerge concerning the severity of COVID-19, the longevity of COVID-19, mutation of COVID-19 variants, and the impact of COVID-19 on economic activity. Even after the COVID-19 pandemic subsides, the Company may continue to experience adverse impacts on its business and financial performance as a result of its global economic impact. To the extent the COVID-19 pandemic materially adversely affects the Company’s business and financial results, it may also have the effect of significantly heightening many of the other risks associated with the Company’s business, liquidity, and indebtedness.

The Company’s substantial international operations make it vulnerable to risks associated with doing business in foreign countries

The Company has manufacturing and distribution facilities in many foreign locations. International operations are subject to certain risks inherent in doing business abroad, including, but not limited to:
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

Additionally, the Company’s global operations may also be adversely affected by political events, domestic or international terrorist events, and hostilities or complications due to natural or other disasters. These or any further political or governmental developments or health concerns in Mexico, China, or other countries in which the Company operates or where its suppliers are located could result in social, economic, and labor instability. These uncertainties could have a material adverse effect on the continuity of the Company’s business, results of operations, and financial condition.

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

The Company has invested significantly and is expected to continue to invest significantly in joint ventures with other parties to conduct business in China and elsewhere in Asia. These investments may include manufacturing operations, and technical centers as well as research and development activities, to support anticipated growth in the region. If the Company is not able to strengthen existing relationships, secure additional customers, and develop market-relevant electrification, advanced driver assistance and autonomous vehicle technologies, it may fail to realize expected rates of return on these investments. The Company’s ability to repatriate funds from these joint ventures depends not only upon their uncertain cash flows and profits but also upon the terms of particular agreements with the Company’s joint venture partners and maintenance of the legal and political status quo. As a result, the Company’s exposure to the risks described above is substantial. The likelihood of such occurrences and its potential effect on the Company vary from country to country and are unpredictable. However, any such occurrences could be harmful to the Company’s business, profitability, and financial condition.

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

The Company may incur significant restructuring charges

The Company has taken, and expects to take, restructuring actions to realign its engineering organization and to realign and resize its production capacity and cost structure to meet current and projected operational and market requirements. The extent to which these strategies will achieve the desired efficiencies and goals in 2022 and beyond is uncertain because their success depends on a number of factors, some of which are beyond the Company’s control. Charges related to these actions could have a material adverse effect on the Company's financial condition, operating results, and cash flows. Moreover, there can be no assurances that any future restructuring will be completed as planned or achieve the desired results.

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

The Company must continue to develop, introduce, and achieve market acceptance of new and enhanced products in order to grow its sales in the future

The growth of the Company's business will be dependent on the demand for innovative automotive electronics products, including but not limited to electrification, advanced driver assistance and autonomous vehicle technologies. In order to increase sales in current markets and gain entry into new markets, the Company must innovate to maintain and improve existing products, including software, while successfully developing and introducing distinctive new and enhanced products that anticipate changing customer and consumer preferences and capitalize upon emerging software technologies. However, the Company may experience difficulties that delay or prevent the development, introduction, or market acceptance of its new or enhanced products, or undiscovered software errors, bugs, and defects in its products may injure the Company's reputation. Furthermore, these new technologies have also attracted increased competition from outside the traditional automotive industry, and any of these competitors may develop and introduce technologies that gain greater customer or consumer acceptance, which could adversely affect the future growth of the Company.

The automotive industry is cyclical and significant declines in the production levels of the Company’s major customers could reduce the Company’s sales and harm its profitability

Demand for the Company’s products is directly related to the automotive vehicle production of the Company’s major customers. Automotive sales and production are cyclical and can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the cost and availability of credit, and other factors. Due to overall global economic conditions, including semiconductor shortages, in 2021, the automotive industry experienced constrained production schedules.

The discontinuation or loss of business, or lack of commercial success, with respect to a particular product for which the Company is a significant supplier could reduce the Company’s sales and harm its profitability

Although the Company has purchase orders from many of its customers, these purchase orders generally provide for the supply of a customer’s annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer’s requirements for the life of a particular vehicle model, rather than for the purchase of a specific quantity of products. In addition, certain customers have communicated an intent to manufacture components internally that are currently produced by outside suppliers, such as the Company. If the Company's OEM customers successfully insource products currently manufactured by the Company the discontinuation or loss of business for products which the Company is a significant supplier could reduce the Company’s sales and harm the Company’s profitability.

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

The Company is highly dependent on Ford Motor Company and decreases in this customer’s vehicle production volumes would adversely affect the Company

Ford is one of the Company’s largest ultimate customers and accounted for 22% of sales for each of the years 2021, 2020 and 2019, respectively. Accordingly, any change in Ford's vehicle production volumes may have a significant impact on the Company’s sales volume and profitability.

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

Warranty claims, product liability claims, and product recalls could harm the Company’s business, results of operations, and financial condition

The Company faces the inherent business risk of exposure to warranty and product liability claims in the event that its products fail to perform as expected or such failure results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of the Company’s designed products are defective or are alleged to be defective, the Company may be required to participate in a recall campaign. The Company’s products contain increasingly significant amounts of software and a successful cyberattack on such products could cause materially adverse effects on the Company’s business, results of operations, and reputation. In addition, as the Company expands its electrification product offering such products may present a different risk profile. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, automakers are increasingly expecting them to warrant their products and are increasingly looking to suppliers for contributions when faced with product liability claims or recalls. A successful warranty or product liability claim against the Company, or a requirement that the Company participate in a product recall campaign, could have materially adverse effects on the Company’s business, results of operations, and financial condition.

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

Tax Related Risk Factors

The Company’s expected annual effective tax rate could be volatile and could materially change as a result of changes in mix of earnings and other factors, including changes in tax laws and tax audits.

We are subject to income taxes in the U.S. and various international jurisdictions. Changes in tax rates or tax laws by U.S. and international jurisdictions and tax audits could adversely impact Visteon’s financial results. The Company is in a position whereby losses incurred in certain tax jurisdictions generally provide no current financial statement benefit. In addition, certain jurisdictions have statutory rates greater than or less than the United States statutory rate. As such, changes in the mix and source of earnings between jurisdictions, including changes in tax rates in those jurisdictions, could have a significant impact on the Company’s overall effective tax rate in future periods. Additionally, in the ordinary course of business, we are subject to examinations by various tax authorities. Tax authorities in various jurisdictions could also open new examinations and expand existing examinations for which the outcomes cannot be predicted with certainty. Furthermore, changes in U.S. or foreign tax laws and regulations, or their interpretation and application, could also have a significant impact on the Company’s overall effective rate in future periods.

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

Market Related Risk Factors

The Company is subject to significant foreign currency risks and foreign exchange exposure

As a result of Visteon's global presence, a significant portion of the Company's revenues and expenses are denominated in currencies other than the U.S. dollar. The Company is therefore subject to foreign currency risks and foreign exchange exposure. The Company's primary exposures are to the euro, Chinese renminbi, Brazilian real, Indian rupee, and Bulgarian lev. While the Company employs financial instruments to mitigate transactional foreign exchange exposure, including multi-year contracts, exchange rates are difficult to predict, and such actions may not completely insulate the Company from those exposures. As a result, volatility in certain exchange rates could adversely impact Visteon financial results and comparability of results from period to period.

General Risk Factors

A disruption in the Company's information technology systems could adversely affect its business and financial performance

The Company relies on the accuracy, capacity, and security of its information technology systems as well as those of its customers, suppliers, partners, and service providers to conduct its business. Despite the security and risk-prevention measures the Company has implemented, the Company's systems could be breached, damaged, or otherwise interrupted by a system failure, cyber-attack, malicious computer software (malware), unauthorized physical or electronic access, or other natural or man-made incidents or disasters. The Company is also susceptible to security breaches that may go undetected. Such a breach or interruption could result in business disruption, theft of the Company intellectual property or trade secrets, and unauthorized access to personal information. To the extent that business is interrupted or data is lost, destroyed, or inappropriately used or disclosed, such disruptions could adversely affect the Company’s competitive position, relationships with customers, financial condition, operating results, and cash flows.

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

Climate change, climate change regulations and greenhouse effects could adversely impact the Company’s operations and markets

Increased attention to climate change and its association with greenhouse gas emissions, expectations for companies to establish short and long-term emissions reduction targets, and changes in consumer preferences may result in increased costs, reduced profits, risks associated with new regulatory requirements and the potential for increased litigation and governmental investigations. The U.S. federal government, certain U.S. states, and certain other countries and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions from certain sectors including automotive. Failure to comply with any legislation or regulation could potentially result in substantial fines, criminal sanctions, or operational changes. Moreover, even without such legislation or regulation, increased awareness of, or any adverse publicity regarding, the effects of greenhouse gases could harm the Company’s reputation or reduce customer demand for our products and services.

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

The Company’s pension expense and funding levels of pension plans could materially deteriorate, or the Company may be unable to generate sufficient excess cash flow to meet increased pension benefit obligations

The Company’s assumptions used to calculate pension obligations as of the annual measurement date directly impact the expense to be recognized in future periods. While the Company’s management believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension obligations and future expense. For more information on sensitivities to changing assumptions, please see “Critical Accounting Estimates” in Item 7 and Note 12, “Employee Benefit Plans” in Part II, Item 8 of this Form 10-K.

Item 1B.    Unresolved Staff Comments

None

Item 2.    Properties

The Company's principal executive offices are located in Van Buren Township, Michigan. At December 31, 2021, the Company and its consolidated subsidiaries owned or leased approximately:

•30 corporate offices, technical and engineering centers and customer service centers in 14 countries around the world, all of which were leased.
•15 manufacturing and/or assembly facilities in Brazil, China, India, Japan, Mexico, Portugal, Russia, Slovakia, Tunisia, and Thailand, of which 12 were leased and 3 were owned.

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

Item 4.Mine Safety Disclosures

None

Item 4A. Executive Officers
The following table shows information about the executive officers of the Company as of February 1, 2022:

Name	Age	Position
Sachin S. Lawande	54	Director, President and Chief Executive Officer
Jerome J. Rouquet	54	Senior Vice President and Chief Financial Officer
Abigail S. Fleming	40	Vice President and Chief Accounting Officer
Brett D. Pynnonen	53	Senior Vice President and Chief Legal Officer
Joao Paulo Ribeiro	52	Senior Vice President, Manufacturing, Supply Chain and Purchasing
Kristin E. Trecker	56	Senior Vice President and Chief Human Resources Officer
Robert R. Vallance	61	Senior Vice President, Customer Business Groups

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

Brett D. Pynnonen has been Visteon’s Senior Vice President and Chief Legal Officer since December 2016. Prior to that, he was Vice President and General Counsel since joining the Company in March 2016. Before joining Visteon he was Senior Vice President, General Counsel and Corporate Secretary of Federal-Mogul Holdings Corporation, a global automotive supplier, from November 2007 to March 2016. Prior to that, he was General Counsel and Secretary of Covansys Corporation, a technology services company, and an attorney at the law firm of Butzel Long.
Joao Paulo Ribeiro has been Visteon’s Senior Vice President, Manufacturing, Supply Chain and Purchasing since November 2021. Prior to that he Since Vice President, Manufacturing and Supply Chain since March 2020, Vice President, Manufacturing Operations since March 2014, and Managing Director, European Operations from October 2010 to March 2014. During his career with Visteon and Ford Motor Company, he has held management positions of increasing responsibility in manufacturing and operations.

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

Part II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of February 10, 2022, the Company had 28,004,059 shares of its common stock, $0.01 par value per share, outstanding, which were owned by 3,176 shareholders of record.
No dividends were paid by the Company on its common stock during the years ended December 31, 2021 and 2020. The Company’s Board evaluates the Company’s dividend policy based on all relevant factors. The Company’s credit agreements limit the amount of cash payments for dividends that may be made. Additionally, the ability of the Company’s subsidiaries to transfer assets is subject to various restrictions, including regulatory requirements and governmental restraints.
No sales of the Company’s common stock were made by or on behalf of the Company or an affiliated purchaser during the fourth quarter of 2021.
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

Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2016, through December 31, 2021, for Visteon's existing common stock, the S&P 500 Index and the Dow Jones U.S. Auto Parts Index. The graph below assumes that $100 was invested on December 31, 2016, in each of the Company's common stock, the stocks comprising the S&P 500 Index and the stocks comprising the Dow Jones U.S. Auto Parts Index, and that all that dividends have been.

$500
$400
$300
$200
$100
$0
2016
2017
2018
2019
2020
2021
Visteon
Dow Jones U.S. Auto & Parts Index
Dow Jones U.S. Auto Parts Index
S&P 500

	December 31, 2016	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021
Visteon Corporation	$100.00	$155.76	$75.03	$107.78	$156.24	$138.34
Dow Jones U.S. Auto & Parts Index(1)	$100.00	$119.76	$90.56	$109.25	$330.39	$488.69
Dow Jones U.S. Auto Parts Index(1)	$100.00	$128.03	$87.45	$109.54	$127.09	$152.28
S&P 500	$100.00	$119.42	$111.97	$144.31	$167.77	$212.89
(1) In 2021, the Company determined that the Dow Jones U.S. Auto Parts Index provides a more meaningful comparison of stock performance than our previously selected index. The Dow Jones U.S. Auto & Parts Index has been used in previous periods.
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

Executive Summary
Strategic Priorities
Visteon is a global automotive technology company serving the mobility industry, dedicated to creating more enjoyable, connected, and safe driving experiences. Our platforms leverage proven, scalable hardware and software solutions that enable the digital, electric and autonomous evolution of our global automotive customers. The automotive mobility market is expected to grow faster than underlying vehicle production volumes as the vehicle shifts from analog to digital and towards device and cloud connected, electric vehicles, and vehicles with more advanced safety features.

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
•Long-Term Growth - The Company has continued to win business at a rate that exceeds current sales levels by demonstrating product quality, technical and development capability, new product innovation, reliability, timeliness, product design, manufacturing capability, and flexibility, as well as overall customer service.
•Enhance Shareholder Returns While Maintaining a Strong Balance Sheet - The Company has returned approximately $3.3 billion to shareholders since 2015. In addition, the Company has continued to maintain a strong balance sheet to withstand near-term industry volatility while providing a foundation for future growth and shareholder returns.

Financial Results

The pie charts below highlight the sales breakdown for Visteon for the year ended December 31, 2021.

*Regional sales are based on the geographic region where sale originates and not where customer is located (excludes inter-regional eliminations).
Global Automotive Market Conditions and Production Levels

The automotive industry has been negatively impacted by the COVID-19 pandemic and the ongoing semiconductor shortage. Throughout 2020, demand for semiconductors changed significantly as a result of the pandemic. Automotive demand dropped sharply in the first half of 2020 due to COVID-related shutdowns. At the same time, demand for consumer electronics increased due to work from home and the proliferation of connected devices. In the second half of 2020, automotive production recovered faster than expected resulting in demand for 200-millimeter wafers exceeding supply and setting the stage for a tight supply environment in 2021.
In the first half of 2021, semiconductor supply was further impacted by a winter storm in Texas and a fire at the facility of a semiconductor supplier in Japan. In addition, COVID outbreaks in the middle of 2021 in Southeast Asia caused several back-end processing facilities that perform assembly and test of semiconductors to be negatively impacted.
Industry vehicle volumes are expected to increase in 2022 due to strong consumer demand and historically low inventory levels at auto dealerships. However, vehicle production volumes will continue to be negatively impacted due to on-going shortages of semiconductors. The magnitude of the impact on the financial statements and results of operations and cash flows will depend on the evolution of the semiconductor supply shortage, related plant production schedules, and supply chain impacts.
Company Highlights

Visteon continued to focus on execution throughout 2021, building a foundation of sustainable growth, margin expansion, and cash flow generation. To address the near-term challenges created from the worldwide semiconductor and supply chain shortages, Visteon implemented a series of proactive initiatives aimed at increasing product availability for our customers while minimizing the impact of incremental costs to the business.

Early in 2021, Visteon set up a cross-functional task force which implemented several actions including the purchase of semiconductors through brokers and distributors, expedited logistics, and engineering redesigns while leading calls with customers and suppliers to minimizing manufacturing downtime. In addition, Visteon worked with our customers to pass along the elevated costs caused by semiconductor shortages.

As a result of these actions, Visteon reported sales of $2,773 million, a year-over-year increase of 7% when excluding the positive impact from currency. This represents a continued out-performance compared to industry and customer production volumes. Adjusted EBITDA was $228 million, or 8.2% of sales. Visteon continued to build the foundation for sustainable growth launching 43 new products during 2021 including the industry's first wireless battery management system ("BMS"). Visteon's next-generation products continue to be featured on our customer's key vehicles and platforms. Additionally, Visteon was awarded $5.1 billion in new business wins with strong performance in all product categories. Wins included our newly introduced MicroZone display product, multiple SmartCore™ domain wins with lifetime revenue in excess of $1 billion, discrete cluster wins of more than $2 billion, and an additional battery management system win, representing Visteon's third BMS customer.

In addition, Visteon developed a proprietary app store, debuted at CES in January 2022. The AllGo branded App Store offers native applications as well as the ability to download popular mobility apps. This solution provides the opportunity for developers to create new and OEM-proprietary applications.

Results of Operations

Year ended December 31, 2021 Compared to Year ended December 31, 2020

The Company's consolidated results of operations for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
(In millions)	2021	2020	Change
Net sales	$2,773	$2,548	$225
Cost of sales	(2,519)	(2,303)	(216)
Gross margin	254	245	9
Selling, general and administrative expenses	(175)	(193)	18
Restructuring and impairment expense	(14)	(76)	62
Interest expense, net	(8)	(11)	3
Equity in net income of non-consolidated affiliates	6	6	—
Other income, net	18	9	9
Income (loss) before income taxes	81	(20)	101
Provision for income taxes	(31)	(28)	(3)
Net income (loss) from continuing operations	50	(48)	98
Net income (loss) from discontinued operations, net of tax	—	—	—
Net income (loss)	50	(48)	98
Net (income) loss attributable to non-controlling interests	(9)	(8)	(1)
Net income (loss) attributable to Visteon Corporation	$41	$(56)	$97
Adjusted EBITDA*	$228	$192	$36

* Adjusted EBITDA is a Non-U.S. GAAP financial measure, as defined in Note 20, "Segment Information and Revenue Recognition" to the Company's consolidated financial statements included in Item 8 of this Form 10-K.

Net Sales and Cost of Sales

(In millions)	Net Sales	Cost of Sales	Gross Margin
December 31, 2020	$2,548	$(2,303)	$245
Volume, mix, and net new business	185	(168)	17
Customer pricing, net	8	—	8
Currency	52	(41)	11
Engineering costs, net	—	20	20
Cost performance, design changes and other	(20)	(27)	(47)
December 31, 2021	$2,773	$(2,519)	$254

Net sales for the year ended December 31, 2021 totaled $2,773 million, which represents an increase of $225 million compared with 2020. Favorable volumes and net new business increased net sales by $185 million. Customer pricing increased net sales by $8 million, primarily due to customer recoveries. Favorable currency increased net sales by $52 million, primarily attributable to the euro, Brazilian real, and Chinese renminbi. Other cost performance, primarily related to design changes, reduced sales by $20 million.

Cost of sales increased $216 million for the year ended December 31, 2021, when compared with 2020. Volume, mix and net new business increased cost of sales by $168 million. Foreign currency increased cost of sales by $41 million, primarily attributable to the euro, Brazilian real, and Chinese renminbi. Net engineering costs, excluding currency, decreased cost of sales by $20 million. Unfavorable cost performance, design changes and other increased cost of sales by $27 million primarily due supply chain and material cost impacts associated with the worldwide semiconductor supply shortage and the non-recurrence of certain 2020 temporary austerity measures.

A summary of net engineering costs is shown below:

	Year Ended December 31,
(In millions)	2021	2020
Gross engineering costs	$(325)	$(335)
Engineering recoveries	134	134
Engineering costs, net	$(191)	$(201)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $191 million for the year ended December 31, 2021, including the impacts of currency, were $10 million lower than the same period of 2020. This decrease is primarily related to the benefits of previously announced restructuring actions and ongoing cost reduction efforts, partially offset by the reclassification of expenses in 2021 related to program management from selling, general, and administrative to align with the Company's optimized structure.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $175 million, or 6.3% of net sales, and $193 million, or 7.6% of net sales, during the years ended December 31, 2021 and 2020, respectively. Selling, general, and administrative expenses decreased due to the reclassification of expenses in 2021 related to program management to gross engineering costs to align with the Company's optimized structure and restructuring savings, partially offset by the non-recurrence of 2020 temporary austerity measures.
Restructuring and Impairment
During 2021, the Company approved various global restructuring actions impacting engineering, administrative, and manufacturing functions primarily in South America and Europe to improve efficiency and rationalize the Company's footprint. The Company recorded $4 million of restructuring expense for cash severance, and termination costs for the year ended December 31, 2021 related to these programs.

During 2020, the Company approved various restructuring programs impacting engineering, administrative, and manufacturing functions to improve efficiency and rationalize the Company’s footprint. The Company recorded $1 million and $76 million of restructuring expense for cash severance, retention, and termination costs for the years ended December 31, 2021 and 2020, respectively related to these programs.
During the fourth quarter of 2021, the Company identified an impairment of certain long-lived assets in Brazil due to rising costs and deteriorating business conditions. As a result, the Company recorded a non-cash impairment charge of $9 million to write-down property and equipment to its fair value as of December 31, 2021.

Interest Expense, Net

Net interest expense for the year ended December 31, 2021, was $8 million, representing a decrease of $3 million as compared to 2020. The decrease is primarily due to 2020 interest expense related to borrowings on the Company's $400 million revolving credit facility.

Equity in Net Income of Non-Consolidated Affiliates
Equity in net income of non-consolidated affiliates was $6 million for the years ended December 31, 2021 and 2020.
Other Income, Net
Other income, net consists of the following:

	Year Ended December 31,
(In millions)	2021	2020
Pension financing benefits, net	$18	$14
Pension settlement charge	—	(5)
	$18	$9

During 2020, the Company transferred a portion of the benefit obligation related to its defined benefit U.S. pension plan to a third-party issuer. The transaction met the criteria for settlement accounting, and accordingly the Company recognized a $5 million pension settlement charge in the fourth quarter of 2020.

Income Taxes

The Company's provision for income taxes was $31 million for year ended December 31, 2021, an increase of $3 million when compared with 2020. The increase in tax expense reflects $7 million attributable to changes in the year-over-year mix of earnings and differing tax rates between jurisdictions which reflects the overall increase in earnings in jurisdictions where the Company is profitable and withholding taxes, as well as $3 million related to the year-over-year impact of various tax law changes primarily in India and uncertain tax positions. The increases described above were partially offset by the non-recurrence of $7 million related to the reassessment of the valuation allowances in connection with the realization of deferred tax assets in Germany and Brazil. Other changes in the Company’s deferred tax asset valuation allowances did not materially impact net tax expense during the years ended December 31, 2021 or 2020.

Net Income (Loss) Attributable to Visteon

Net income attributable to Visteon was $41 million for the year ended December 31, 2021, compared to net loss of $56 million for 2020. The increase of $97 million is primarily related to an increase in gross margin of $9 million, decrease in selling, general, and administrative expense of $18 million, and a decrease in restructuring expense of $71 million. Other one time changes include a 2021 impairment which reduced net income by $9 million partially offset by the non-recurrence of a 2020 pension settlement charge of $5 million.
Adjusted EBITDA
Adjusted EBITDA was $228 million for the year ended December 31, 2021, representing an increase of $36 million when compared with Adjusted EBITDA of $192 million for 2020. Favorable volumes and mix increased Adjusted EBITDA by $17 million. Foreign currency increased Adjusted EBITDA by $7 million, primarily attributable to the euro, Brazilian real, and Chinese renminbi. Increased costs, primarily due to supply chain and material cost impacts associated with the worldwide semiconductor supply shortage, partially offset by customer recoveries, decreased Adjusted EBITDA by $13 million. Lower warranty expense and net engineering costs, excluding currency, increased Adjusted EBITDA by $5 million and $20 million, respectively.

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
(In millions)	2021	2020	Change
Net income (loss) attributable to Visteon Corporation	$41	$(56)	$97
Depreciation and amortization	108	104	4
Restructuring and impairment expense	14	76	(62)
Provision for income taxes	31	28	3
Non-cash, stock-based compensation expense	18	18	—
Interest expense, net	8	11	(3)
Net (income) loss attributable to non-controlling interests	9	8	1
Equity in net income of non-consolidated affiliates	(6)	(6)	—
Other, net	5	9	(4)
Adjusted EBITDA	$228	$192	$36

Year ended December 31, 2020 Compared to Year ended December 31, 2019

The Company's consolidated results of operations for the years ended December 31, 2020 and 2019 were as follows:

	Year Ended December 31,
(In millions)	2020	2019	Change
Net sales	$2,548	$2,945	$(397)
Cost of sales	(2,303)	(2,621)	318
Gross margin	245	324	(79)
Selling, general and administrative expenses	(193)	(221)	28
Restructuring expense	(76)	(4)	(72)
Interest expense, net	(11)	(9)	(2)
Equity in net income of non-consolidated affiliates	6	6	—
Other income, net	9	10	(1)
Income (loss) before income taxes	(20)	106	(126)
Provision for income taxes	(28)	(24)	(4)
Net income (loss) from continuing operations	(48)	82	(130)
Net income (loss) from discontinued operations, net of tax	—	(1)	1
Net income (loss)	(48)	81	(129)
Net (income) loss attributable to non-controlling interests	(8)	(11)	3
Net income (loss) attributable to Visteon Corporation	$(56)	$70	$(126)
Adjusted EBITDA*	$192	$234	$(42)

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
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $193 million, or 7.6% of net sales, and $221 million, or 7.5% of net sales, during the years ended December 31, 2020 and 2019, respectively. The decrease of $28 million is primarily related to temporary austerity measures in 2020, other cost reduction initiatives, and the impacts of previously announced restructuring actions.
Restructuring Expense
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

Income Taxes

The Company's provision for income taxes was $28 million for year ended December 31, 2020, a $4 million increase when compared with 2019. The increase in tax expense reflects the reassessment of the 2020 valuation allowances in connection with the realization of deferred tax assets in Germany and Brazil, as well as the non-recurrence of a 2019 discrete income tax valuation allowance release in Germany, resulting in an increase in income tax expense of $19 million. Other changes in the Company’s deferred tax asset valuation allowances did not materially impact net tax expense during the years ended December 31, 2020 or 2019. The increases described above were partially offset by approximately $15 million decrease in income tax expense primarily due to changes in the mix of earnings and differing tax rates between jurisdictions which reflects the overall decrease in earnings in jurisdictions where the Company is profitable and withholding taxes.

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
The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
(In millions)	2020	2019	Change
Net income (loss) attributable to Visteon Corporation	$(56)	$70	$(126)
Depreciation and amortization	104	100	4
Restructuring expense	76	4	72
Provision for income taxes	28	24	4
Non-cash, stock-based compensation expense	18	17	1
Interest expense, net	11	9	2
Net (income) loss attributable to non-controlling interests	8	11	(3)
Net income (loss) from discontinued operations, net of tax	—	1	(1)
Equity in net income of non-consolidated affiliates	(6)	(6)	—
Other, net	9	4	5
Adjusted EBITDA	$192	$234	$(42)

Liquidity
Overview
The Company's primary sources of liquidity are cash flows from operations, existing cash balances, and borrowings under available credit facilities. As we continue to evaluate ongoing supply chain impacts associated with the semiconductor supply shortage and other supply chain impacts related to the COVID-19 pandemic, the Company believes funds generated from these sources will continue to sufficiently sustain ongoing operations and support investment in differentiating technologies. The Company will continue to closely monitor its available liquidity and maintain access to additional liquidity to weather these challenging conditions. The Company's intra-year needs are normally impacted by seasonal effects in the industry, such as mid-year shutdowns, the ramp-up of new model production, and year-end shutdowns at key customers. The ongoing COVID-19 pandemic and related semiconductor supply shortage may exacerbate the intra-year requirements.

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

Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of December 31, 2021, the Company’s corporate credit rating is Ba3 and BB- by Moody’s and Standard & Poor’s, respectively. See Note 11, "Debt" in the Company's consolidated financial statements included in Item 8 of this Form 10-K for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which are utilized by the Company's consolidated joint ventures, had availability of $168 million and the Company had $400 million of available credit under the revolving credit facility, as of December 31, 2021.

Cash Balances
As of December 31, 2021, the Company had total cash and equivalents of $455 million, including $3 million of restricted cash. Cash balances totaling $338 million were located in jurisdictions outside of the United States, of which approximately $135 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017, but the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.
Other Items Affecting Liquidity
During the year ended December 31, 2021, cash contributions to the Company's U.S. defined benefit pension plans were $12 million and $8 million related to its non-U.S. employee retirement plans. Contributions related to certain non-U.S. plans of approximately $2 million have been deferred until 2024 due to COVID-19 relief measures. Additionally, the Company expects to make contributions to its non-US defined benefit pension plans of $4 million during 2022.

During the year ended December 31, 2021, the Company paid $34 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is provided in Note 4, "Restructuring Activities" in the Company's consolidated financial statements included in Item 8 of this Form 10-K.

The Company has committed to make investments totaling $15 million in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As of December 31, 2021, the Company has contributed $9 million toward the aggregate investment commitments. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount.

Purchase Obligations

As of December 31, 2021, the Company has contractual purchase obligations of approximately $71 million through 2024.

Leases

The Company has operating leases primarily for corporate offices, technical and engineering centers, customer centers, vehicles, and certain equipment with future lease obligations ranging from 2022 to 2033. Additional discussion regarding the Company's restructuring activities is provided in Note 9, "Leases" in the Company's consolidated financial statements included in Item 8 of this Form 10-K.

Taxes

The Company may be required to make significant cash outlays related to its unrecognized tax benefits, including interest and penalties. As of December 31, 2021, the Company had unrecognized tax benefits, including interest and penalties, that would be expected to result in a cash outlay of $8 million. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the period of cash settlement, if any, with the respective taxing authorities. For further information related to the Company’s unrecognized tax benefits, see Note 14, “Income Taxes,” to the consolidated financial statements included in this Report.

Cash Flows

Operating Activities

The Company generated $58 million of cash from operating activities during the year ended December 31, 2021, as compared to $168 million during 2020 representing a $110 million decrease.

Lower cash flow from operating activities is primarily due to lower working capital outflows partially offset by increased net income. Working capital out flows of $178 million are primarily related to higher inventory levels resulting from the worldwide semiconductor supply shortage and increased accounts receivable due to higher volume and higher than anticipated customer receipts during December 2020 of $40 million. These unfavorable impacts were partially offset by higher net income of $98 million and dividends received from non-consolidated affiliates of $18 million.

The Company generated $168 million of cash from operating activities during the year ended December 31, 2020, as compared to $183 million during 2019, representing a $15 million decrease in cash provided from operations. Favorable changes in accounts receivable, partially attributable to $40 million of higher than anticipated customer receipts during the final month of 2020, were more than offset by unfavorable changes in inventory and accounts payable balances resulting in lower trade working capital of $17 million in 2020 as compared to 2019. These unfavorable impacts were partially offset by lower cash tax payments, higher net recoveries of reimbursable taxes and higher net proceeds received from customers to fund the Company's pre-production design, engineering and tooling costs necessary to support current and future programs.

Investing Activities

Net cash used by investing activities during the year ended December 31, 2021 totaled $63 million, as compared to $98 million in 2020, representing a decrease of $35 million. The decrease is primarily due to lower cash paid for capital expenditures of $34 million.

Net cash used by investing activities during the year ended December 31, 2020 totaled $98 million, as compared to $128 million in 2019, representing a decrease of $30 million. This decrease is primarily due to lower capital expenditures of $38 million partially offset by lower loan repayments received from a non-consolidated affiliate of $9 million.
Financing Activities
Net cash used by financing activities during the year ended December 31, 2021 totaled $29 million, as compared to $58 million for 2020, representing a decrease of $29 million. The decrease is primarily due to 2020 share repurchases of $16 million and debt repayments of $37 million partially offset by higher dividends paid to non-controlling interests of $28 million.

Net cash used by financing activities during the year ended December 31, 2020 totaled $58 million, as compared to $49 million for 2019, representing an increase of $9 million. Higher net cash used by financing activities during the year ended December 31, 2020 as compared to 2019 is primarily attributable to an increase in short-term debt repayment of $18 million partially offset by lower stock 2020 stock repurchases of $4 million and lower dividends paid to non-controlling interests of $2 million.

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
Critical Accounting Estimates
The Company’s significant accounting policies have been disclosed in the consolidated financial statements and accompanying notes under Note 1, “Summary of Significant Accounting Policies” to the Company's consolidated financial statements included in Item 8 of this Form 10-K for further information. Certain policies relate to estimates that involve matters that are highly uncertain at the time the accounting estimate is made and different estimates or changes to an estimate could have a material impact on the reported financial position, changes in financial condition or results of operations. Such critical estimates are discussed below. For these, materially different amounts could be reported under varied conditions and assumptions. Other items in the Company's consolidated financial statements require estimation, however, in our judgment, they are not as critical as those discussed below.
Impairment of Long-lived Assets

The Company monitors long-lived assets for impairment indicators on an ongoing basis. If an impairment indicator exists, the Company will test the long-lived asset group for recoverability by comparing the undiscounted cash flows expected to be generated from the long-lived assets compared to the related net book values. If the net book value of the asset group exceeds the undiscounted cash flows, the asset group is written down to its fair value and an impairment loss recognized. Fair value is determined using appraisals, management estimates or discounted cash flow calculations.

During the fourth quarter of 2021, the Company recorded an impairment of certain long-lived assets in Brazil due to rising costs and deteriorating business conditions. As a result, the Company recorded a non-cash impairment charge of $9 million to write-down property and equipment to its fair value as of December 31, 2021. The Company did not record impairment charges for the year ended December 31, 2020. See Note 4, "Restructuring and Impairment” in the Company's consolidated financial statements included in Item 8 of this Form 10-K for additional information.

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
Restructuring
The Company accrues costs in connection with its restructuring of the engineering, administration, and manufacturing organizations. These accruals include estimates primarily related to employee headcount, local statutory benefits, and other employee termination costs. Actual costs may vary from these estimates. These accruals are reviewed on a quarterly basis and changes to restructuring actions are appropriately recognized when identified. See Note 4, “Restructuring and Impairments” in the Company's consolidated financial statements included in Item 8 of this Form 10-K for additional information.
Pension Plans
Certain Company employees participate in defined benefit pension plans or retirement/termination indemnity plans. The Company has approximately $177 million in unfunded net pension liabilities as of December 31, 2021, of which approximately $136 million and $41 million are attributable to U.S. and non-U.S. pension plans, respectively. The determination of the Company’s obligations and expense for its pension plans is dependent on assumptions set by the Company used by actuaries in calculating such amounts. Assumptions are described in Note 12, “Employee Benefit Plans” to the Company’s consolidated financial statements included in Item 8 of this Form 10-K, which are incorporated herein by reference, including the discount rate, expected long-term rate of return on plan assets, and rate of increase in compensation.

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense in future periods. Therefore, assumptions used to calculate benefit obligations as of the annual measurement date directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits, as of December 31, 2021, are as follows:
Expected long-term rate of return on plan assets
The expected long-term rate of return is used to calculate net periodic pension cost. The required use of the expected long-term rate of return on plan assets may result in recognized returns that are greater or less than the actual returns on those plan assets in any given year. Over time the expected long-term rate of return on plan assets is designed to approximate actual returns. The expected long-term rate of return for pension assets has been estimated based on various inputs, including historical returns for the different asset classes held by the Company’s trusts and its asset allocation, as well as inputs from internal and external sources regarding expected capital market returns, inflation, and other variables.

	U.S. Plans		Non-U.S. Plans
	2021	2020	2021	2020
Expected Rate of Return	6.15%	6.60%	2.00% to 7.00%	2.00% to 7.25%
Long-Term Rates of Return	6.23%	6.15%	2.00% to 7.00%	2.00% to 7.0%
Weighted Average Discount Rates	2.93%	2.60%	2.31%	1.78%
The Company has set the long-term rates of return assumptions for its 2022 pension expense which range from 2.0% to 7.0% outside the U.S. and 6.23% in the U.S.
Discount rate
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

	2021	2020	2019
Actual Rates of Return	9.40%	15.00%	20%
Discount Rates	0.8% to 8.75%	0.8% to 8.75%	0.8% to 8.75%
While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension benefit obligations and its future expense. The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2021 funded status and 2022 pretax pension expense.

	Impact on U.S. 2022 Pretax Pension Expense	Impact on U.S. Plan 2021 Funded Status	Impact on Non-U.S. 2022 Pretax Pension Expense	Impact on Non-U.S. Plan 2021 Funded Status
25 basis point decrease in discount rate (a)(b)	Less than -$1 million	-$26 million	Less than -$1 million	-$14 million
25 basis point increase in discount rate (a)(b)	Less than +$1 million	+$25 million	Less than +$1 million	+$13 million
25 basis point decrease in expected return on assets (a)	+$1.6 million		Less than +$1 million
25 basis point increase in expected return on assets (a)	-$1.6 million		Less than -$1 million
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
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that such assets will not be realized. In the event our operating performance improves or deteriorates in a filing jurisdiction or entity, future assessments could conclude a smaller or larger valuation allowance will be needed. Due to the complexity of some of these uncertainties, the ultimate resolution may be materially different from the current estimate.

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
Fair Value Measurements
The Company uses fair value measurements in the preparation of its financial statements, utilizing various inputs including those that can be readily observable, indirectly observable or are unobservable. The Company utilizes market-based data and valuation techniques that maximize the use of observable inputs. Additionally, the Company applies assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. See Note 17, "Fair Value Measurements" and Note 7, "Property and Equipment" in the Company's consolidated financial statements included in Item 8 of this Form 10-K for additional information.
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
You should understand that various factors, in addition to those discussed elsewhere in this document, could affect the Company’s future results and could cause results to differ materially from those expressed in such forward-looking statements, including:
•Significant or prolonged shortage of critical components from Visteon’s suppliers including, but not limited to semiconductors and those components from suppliers who are sole or primary sources.
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
•Restrictions in labor contracts with unions that restrict Visteon’s ability to close plants, divest unprofitable, noncompetitive businesses, change local work rules and practices at a number of facilities, and implement cost-saving measures.
•The costs and timing of facility closures or dispositions, business or product realignments, or similar restructuring actions, including potential asset impairment or other charges related to the implementation of these actions or other adverse industry conditions and contingent liabilities.
•Legal and administrative proceedings, investigations and claims, including shareholder class actions, inquiries by regulatory agencies, product liability, warranty, employee-related, environmental and safety claims, and any recalls of products manufactured or sold by Visteon.
•Changes in economic conditions, currency exchange rates, changes in foreign laws, regulations or trade policies, or political stability in foreign countries where Visteon procures materials, components, or supplies or where its products are manufactured, distributed, or sold.
•Shortages of materials or interruptions in transportation systems, labor strikes, work stoppages, or other interruptions to or difficulties in the employment of labor in the major markets where Visteon purchases materials, components, or supplies to manufacture its products or where its products are manufactured, distributed, or sold.
•Visteon’s ability to satisfy its pension and other postretirement employee benefit obligations, and to retire outstanding debt and satisfy other contractual commitments, all at the levels and times planned by management.
•Changes in laws, regulations, policies, or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, or otherwise affect, the manufacture, licensing, distribution, sale, ownership, or use of Visteon’s products or assets.
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

Foreign Currency Risk

The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends, investments in subsidiaries, and anticipated foreign currency denominated transaction proceeds. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to reduce the impact to the Company's cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary hedged foreign currency exposures include the euro and Brazilian real. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. The Company's policy requires that hedge transactions relate to a specific portion of the exposure not to exceed the aggregate amount of the underlying transaction.

In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars. The Company does not enter into foreign exchange contracts to mitigate this exposure. The hypothetical pretax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $29 million and $31 million for foreign currency derivative financial instruments as of December 31, 2021 and 2020, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

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
Based on the evaluation performed under the COSO 2013 Framework as of December 31, 2021, management has concluded that the Company’s internal control over financial reporting is effective. Additionally, Ernst & Young LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Visteon Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Visteon Corporation and subsidiaries (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for each of the three years in the period ended December 31, 2021, and the related notes and financial statement schedule included in Item 15(a)(2) (collectively referred to as the "consolidated financial statements"). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

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

Impairment of Long-lived Assets - Property and Equipment
Description of the Matter
As of December 31, 2021, the Company's property and equipment, net balance was $388 million. As discussed in Note 4, Restructuring and Impairments, during the fourth quarter of 2021, the Company recorded an impairment of certain long-lived assets in Brazil due to rising costs and deteriorating business conditions. The Company evaluated its property and equipment in Brazil for recoverability and concluded that certain assets were impaired. The Company recognized a $9 million impairment charge, which is the amount by which the carrying value exceeded the estimated fair value of these assets.
Auditing the Company’s impairment measurement involved a high degree of judgment as estimates underlying the determination of fair value of the long-lived assets were based on assumptions affected by current market and economic conditions. To determine the fair value of the long-lived asset group, the Company utlized a cost and market approach, measuring fair value on the standalone basis value premise.

How We Addressed the Matter in Our Audit
We identified and tested controls relating to the determination of the asset group's fair value and measurement of the related impairment. We also tested controls over the Company's review of the significant assumptions and methodologies used in the calculation of fair value of the related assets.
Our audit procedures included, among others, evaluating the valuation methodology, significant assumptions and data used in the valuation, and testing the mathematical accuracy of the impairment charge. We also involved our valuation specialists to assist in evaluating the approach and key assumptions used to estimate the fair value.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Detroit, Michigan
February 17, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Visteon Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Visteon Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Visteon Corporation and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2021 consolidated financial statements of the Company and our report dated February 17, 2022 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Detroit, Michigan
February 17, 2022

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Net sales	$2,773	$2,548	$2,945
Cost of sales	(2,519)	(2,303)	(2,621)
Gross margin	254	245	324
Selling, general and administrative expenses	(175)	(193)	(221)
Restructuring and impairment expense	(14)	(76)	(4)
Interest expense	(10)	(16)	(13)
Interest income	2	5	4
Equity in net income of non-consolidated affiliates	6	6	6
Other income, net	18	9	10
Income (loss) before income taxes	81	(20)	106
Provision for income taxes	(31)	(28)	(24)
Net income (loss) from continuing operations	50	(48)	82
Net income (loss) from discontinued operations, net of tax	—	—	(1)
Net income (loss)	50	(48)	81
Net (income) loss attributable to non-controlling interests	(9)	(8)	(11)
Net income (loss) attributable to Visteon Corporation	$41	$(56)	$70
Basic earnings (loss) per share:
Continuing operations	$1.46	$(2.01)	$2.53
Discontinued operations	—	—	(0.04)
Basic earnings (loss) per share attributable to Visteon Corporation	$1.46	$(2.01)	$2.49
Diluted earnings (loss) per share:
Continuing operations	$1.44	$(2.01)	$2.52
Discontinued operations	—	—	(0.04)
Diluted earnings (loss) per share attributable to Visteon Corporation	$1.44	$(2.01)	$2.48

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2021	2020	2019
Net income (loss)	$50	$(48)	$81

Foreign currency translation adjustments	(31)	45	(13)
Net investment hedge	19	(19)	9
Benefit plans, net of tax (a)	84	(51)	(43)
Unrealized hedging gains (losses), net of tax (b)	6	(5)	(6)
Other comprehensive income (loss), net of tax	78	(30)	(53)
Comprehensive income (loss)	128	(78)	28
Comprehensive income (loss) attributable to non-controlling interests	12	15	9
Comprehensive income (loss) attributable to Visteon Corporation	$116	$(93)	$19
(a) Benefit plans, net of tax reflects tax expense of $4 million for the year ended December 31, 2021, tax expense of less than $1 million for the year ended December 31,2020, and tax benefit of $5 million for the year ended December 31, 2019.
(b) Unrealized hedging gains (losses), net of tax reflects no income tax effects for the years ended December 31, 2021, 2020, and 2019.

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2021	2020
ASSETS
Cash and equivalents	$452	$496
Restricted cash	3	4
Accounts receivable, net	549	484
Inventories, net	262	177
Other current assets	158	180
Total current assets	1,424	1,341
Property and equipment, net	388	436
Intangible assets, net	118	127
Right-of-use assets	139	172
Investments in non-consolidated affiliates	54	60
Other non-current assets	111	135
Total assets	$2,234	$2,271
LIABILITIES AND EQUITY
Short-term debt	$4	$—
Accounts payable	522	500
Accrued employee liabilities	80	83
Current lease liability	28	32
Other current liabilities	218	209
Total current liabilities	852	824
Long-term debt, net	349	349
Employee benefits	198	322
Non-current lease liability	117	146
Deferred tax liabilities	27	28
Other non-current liabilities	75	92
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of December 31, 2021 and 2020)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 28 million shares outstanding as of December 31, 2021 and 2020)	1	1
Additional paid-in capital	1,349	1,348
Retained earnings	1,664	1,623
Accumulated other comprehensive loss	(229)	(304)
Treasury stock	(2,269)	(2,281)
Total Visteon Corporation stockholders’ equity	516	387
Non-controlling interests	100	123
Total equity	616	510
Total liabilities and equity	$2,234	$2,271

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2021	2020	2019
Operating Activities
Net income (loss)	$50	$(48)	$81
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	108	104	100
Non-cash stock-based compensation	18	18	17
Equity in net income of non-consolidated affiliates, net of dividends remitted	12	(5)	(6)
Impairments	9	—	—
Other non-cash items	14	7	8
Changes in assets and liabilities:
Accounts receivable	(78)	51	(33)
Inventories	(92)	(2)	13
Accounts payable	28	(13)	73
Other assets and other liabilities	(11)	56	(70)
Net cash provided from operating activities	58	168	183
Investing Activities
Capital expenditures, including intangibles	(70)	(104)	(142)
Contributions to equity method investments	(5)	(2)	(3)
Net investment hedge transactions	4	8	6
Loan repayments from non-consolidated affiliates	6	2	11
Other, net	2	(2)	—
Net cash used by investing activities	(63)	(98)	(128)
Financing Activities
Borrowings on debt	—	400	—
Principal payments on debt	—	(400)	—
Repurchase of common stock	—	(16)	(20)
Short-term debt, net	4	(37)	(19)
Dividends paid to non-controlling interests	(35)	(7)	(9)
Other	2	2	(1)
Net cash used by financing activities	(29)	(58)	(49)
Effect of exchange rates	(11)	19	(4)
Net increase (decrease) in cash, equivalents, and restricted cash	(45)	31	2
Cash, equivalents, and restricted cash at beginning of the period	500	469	467
Cash, equivalents, and restricted cash at end of the period	$455	$500	$469

Supplemental Disclosures:
Cash paid for interest	$15	$18	$14
Cash paid for income taxes, net of refunds	$15	$19	$40

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2018	$1	$1,335	$1,609	$(216)	$(2,264)	$465	$117	$582
Net income (loss)	—	—	70	—	—	70	11	81
Other comprehensive income (loss)	—	—	—	(51)	—	(51)	(2)	(53)
Stock-based compensation, net	—	5	—	—	9	14	—	14
Repurchase of shares of common stock	—	—	—	—	(20)	(20)	—	(20)
Cash dividends	—	—	—	—	—	—	(9)	(9)
Acquisition of non-controlling interest	—	2	—	—	—	2	(2)	—
December 31, 2019	$1	$1,342	$1,679	$(267)	$(2,275)	$480	$115	$595
Net income (loss)	—	—	(56)	—	—	(56)	8	(48)
Other comprehensive income (loss)	—	—	—	(37)	—	(37)	7	(30)
Stock-based compensation, net	—	6	—	—	10	16	—	16
Repurchase of shares of common stock	—	—	—	—	(16)	(16)	—	(16)
Cash dividends	—	—	—	—	—	—	(7)	(7)
December 31, 2020	$1	$1,348	$1,623	$(304)	$(2,281)	$387	$123	$510
Net income (loss)	—	—	41	—	—	41	9	50
Other comprehensive income (loss)	—	—	—	75	—	75	3	78
Stock-based compensation, net	—	1	—	—	12	13	—	13
Cash dividends	—	—	—	—	—	—	(35)	(35)
December 31, 2021	$1	$1,349	$1,664	$(229)	$(2,269)	$516	$100	$616

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 1. Summary of Significant Accounting Policies
Basis of Presentation: Visteon Corporation (the "Company" or "Visteon") financial statements have been prepared in conformity with accounting principles generally accepted in the United States ("U.S. GAAP") on a going concern basis, which contemplates the continuity of operations, realization of assets, and satisfaction of liabilities in the normal course of business.
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
Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after December 31, 2021, including those resulting from the impacts of COVID-19 and related subsequent semiconductor supply shortage, as further described in Note 19, "Commitments and Contingencies", will be reflected in management's estimates for future periods.
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
The effects of remeasuring monetary assets and liabilities of the Company’s businesses denominated in currencies other than their functional currency are recorded as transaction gains and losses in the Consolidated Statements of Operations. Additionally, gains and losses resulting from transactions denominated in a currency other than the functional currency are recorded as transaction gains and losses in the Consolidated Statements of Operations. Net transaction gains and losses increased net income by $2 million and decreased net income by $2 million for the year ended December 31, 2021 and 2020, respectively. Net transaction gains and losses, inclusive of amounts associated with discontinued operations, decreased net income by $3 million for the years ended December 31, 2019.
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

The Company’s contracts with customers involve various governing documents (sourcing agreements, master purchase agreements, terms and conditions agreements, etc.) which do not reach the level of a performance obligation of the Company until the Company receives either a purchase order and/or a customer release for a specific number of parts at a specified price, at which point the collective group of documents represent an enforceable contract. While the long-term supply agreements generally range from three to five years, customers make no commitments to volumes, and pricing or specifications can change prior to or during production. The Company recognizes revenue when control of the parts produced are transferred to the customer according to the terms of the contract, which is usually when the parts are shipped or delivered to the customer’s premises. Customers are generally invoiced upon shipment or delivery and payment generally occurs within 45 to 90 days and do not include significant financing components. Customers in China are often invoiced one month after shipment or delivery. Customer returns, when they occur, relate to quality rework issues and are not connected to any repurchase obligation of the Company. As of December 31, 2021, all unfulfilled performance obligations are expected to be fulfilled within the next twelve months.
Revenue is measured based on the transaction price and the quantity of parts specified in a contract with a customer. Discrete price adjustments may occur during the vehicle production period in order for the Company to remain competitive with market prices or based on changes in product specifications. Some of these price adjustments are non-routine in nature and require estimation. In the event the Company concludes that a portion of the revenue for a given part may vary from the purchase order, the Company records consideration at the most likely amount to which the Company expects to be entitled based on historical experience and input from customer negotiations. The Company records such estimates within Net sales and Accounts receivable, net, within the Consolidated Statements of Operations and Consolidated Balance Sheets, respectively. The Company adjusts its pricing reserves at the earlier of when the most likely amount of consideration changes or when the consideration becomes fixed. In 2021, revenue recognized related to performance obligations satisfied in previous periods represented less than 1% of consolidated net sales.

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
Other Costs within Cost of Sales: Repair and maintenance costs, pre-production costs, and research and development expenses are expensed as incurred. Pre-production costs expensed represent engineering and development costs that are not contractually guaranteed for reimbursement by the customer. Research and development expenses include salary and related employee benefits, contractor fees, information technology, occupancy, telecommunications, depreciation, forward model program development, and advanced engineering activities. Research and development expenses were $191 million, $201 million, and $300 million in 2021, 2020 and 2019, respectively, which includes recoveries from customers of $134 million, $134 million and $140 million.
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

Cash and Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less, including short-term time deposits, commercial paper, repurchase agreements, and money market funds to be cash and cash equivalents. As of December 31, 2021 the Company's cash balances are invested in a diversified portfolio of cash and highly liquid cash equivalents including money market funds, commercial paper rated A2/P2 and above with maturity under three months, time deposits and other short-term cash investments, which mature under three months with highly rated banking institutions. The cost of such funds approximates fair value based on the nature of the investment.

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $2 million related to a Letter of Credit Facility, and $1 million related to cash collateral for other corporate purposes as of December 31, 2021. As of December 31, 2020, restricted cash includes $3 million related to a Letter of Credit Facility and $1 million related to cash collateral for other corporate purposes.
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

The allowance for doubtful accounts related to accounts receivable and related activity are summarized below:

	December 31,
(In millions)	2021	2020	2019
Balance at beginning of year	$4	$10	$6
Provision	—	1	6
Recoveries	—	(3)	(1)
Write-offs charged against the allowance	—	(4)	(1)
Balance at end of year	$4	$4	$10

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

Product Tooling: Product tooling includes molds, dies, and other tools used in production of a specific part or parts of the same basic design owned either by the Company or its customers. Company owned tooling is capitalized and depreciated over the shorter of the expected useful life of the assets or the term of the supply arrangement, generally not exceeding six years. The Company had receivables of $21 million and $26 million as of December 31, 2021 and 2020, respectively, related to product tools, which will not be owned by the Company and for which there is a contractual agreement for reimbursement from the customer.

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
Asset impairment charges are recorded for assets held-in-use when events and circumstances indicate that such assets may not be recoverable and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, an impairment charge is recorded for the amount by which the carrying value of the assets exceeds fair value. Fair value is determined using appraisals, management estimates or discounted cash flow calculations. For further detail on the Company’s impairments see Note 4, "Restructuring and Impairments."
Leases: The Company determines if an arrangement is a lease at contract inception. Right-of-use ("ROU") assets represent the Company's right to use an underlying asset for the lease term and lease liabilities represent its obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company's leases do not provide an implicit rate, the Company estimates the incremental borrowing rate to discount the lease payments based on information available at lease commencement. The Company's lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise such options. Lease expense is recognized on a straight-line basis over the lease term. The Company has lease agreements containing lease and non-lease components which are accounted for as a single lease component.
Goodwill: The Company performs either a qualitative or quantitative assessment of goodwill for impairment on an annual basis. Goodwill impairment testing is performed at the reporting unit level. The qualitative assessment considers several factors at the reporting unit level including the excess of fair value over carrying value as of the last quantitative impairment test, the length of time since the last fair value measurement, the current carrying value, market and industry metrics, actual performance compared to forecast performance, and the Company's current outlook on the business. If the qualitative assessment indicates it is more likely than not that goodwill is impaired, the reporting unit is quantitatively tested for impairment. To quantitatively test goodwill for impairment, the fair value of each reporting unit is determined and compared to the carrying value. An impairment charge is recognized for the amount by which the reporting unit's carrying value exceeds its fair value. Management has tested for impairment using a quantitative assessment and concluded that no impairment exists as of December 31, 2021.

Intangible Assets: Definite-lived intangible assets are amortized over their estimated useful lives, and tested for impairment in accordance with the methodology discussed above under "Property and Equipment."

Product Warranty and Recall: Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality, and legal functions and include due consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments and various other considerations. For further detail on the Company’s warranty obligations see Note 19, "Commitments and Contingencies."
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
Government Assistance - In November 2021, the FASB issued ASU 2021-10, "Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance." to increase the transparency of government assistance including the disclosure of the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements. The amendments in this update are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. The Company is current evaluating the impact of the adoption of Topic 848.

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

There were no discontinued operations during 2021 or 2020. During 2019 the Company recognized approximately $2 million of cost of sales for corrections of judicial deposits related to former employees at a closed plant in Brazil and recorded a $1 million release of restructuring expense due to a change in estimate.

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

The Company has committed to make investments totaling $15 million in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. Through December 31, 2021, the Company had contributed approximately $9 million to these entities. These investments are classified as equity method investments.

Investments in Affiliates

The Company recorded equity in the net income of non-consolidated affiliates of $6 million for each of the years ended December 31, 2021, 2020 and 2019, respectively.
The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that an other-than-temporary decline in value has occurred, an impairment loss will be recorded, which is measured as the difference between the recorded book value and the fair value of the investment. As of December 31, 2021, the Company determined that no such indicators were present.

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
A summary of the Company's investments in non-consolidated equity method affiliates is provided below:

	December 31,
(In millions)	2021	2020
YFVIC (50%)	$36	$50
Limited partnerships	10	4
Others	8	6
Total investments in non-consolidated affiliates	$54	$60

A summary of transactions with affiliates is shown below:

	Year Ended December 31,
(In millions)	2021	2020
Billings to affiliates (a)	$76	$95
Purchases from affiliates (b)	$61	$58
(a) Primarily relates to parts production and engineering reimbursement
(b) Primarily relates to engineering services as well as selling, general and administrative expenses

A summary of the Company's investments in YFVIC is provided below:

	December 31,
(In millions)	2021	2020
Payables due to YFVIC	$20	$9
Exposure to loss in YFVIC
Investment in YFVIC	$36	$50
Receivables due from YFVIC	48	53
Subordinated loan receivable	—	6
Maximum exposure to loss in YFVIC	$84	$109

NOTE 4. Restructuring and Impairments
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
Current restructuring actions include the following:
•During 2021 the Company approved various restructuring programs, primarily impacting Europe and Brazil in order to improve efficiencies and rationalize the Company's footprint. Accordingly, the Company recorded $4 million of restructuring expense related to these actions. As of December 31, 2021, $3 million remains accrued related to these programs.
•During 2020 the Company approved various restructuring programs impacting engineering, administrative and manufacturing functions to improve efficiency and rationalize the Company’s footprint. The Company recorded $1 million and $76 million of net restructuring expenses for cash severance, retention, and termination costs for the years ended December 31, 2021 and December 31, 2020, respectively related to these programs. As of December 31, 2021, $12 million remains accrued related to these programs.
•During 2019, the Company approved a restructuring program impacting two European manufacturing facilities due to the end of certain product lines. During the year ended December 31, 2019, the Company recorded net restructuring expense of $2 million related to this program

•During 2018, the Company approved a restructuring program impacting legacy employees at a South America facility due to the wind-down of certain products. As of December 31, 2021, $1 million remains accrued related to this program.
As of December 31, 2021, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its Interiors Divestiture of $2 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.
Restructuring Reserves
Restructuring reserve balances of $16 million and $2 million as of December 31, 2021 are classified as Other Current Liabilities and Other non-current liabilities, respectively. Restructuring reserve balances of $39 million and $10 million as of December 31, 2020 are classified as Other current liabilities and Other non-current liabilities, respectively. The Company anticipates that the activities associated with the current restructuring reserve balance will be substantially complete by end of 2022.
The Company’s consolidated restructuring reserves and related activity are summarized below, including amounts associated with discontinued operations.

(In millions)
December 31, 2018	$23
Expense	$5
Change in estimates	$(2)
Utilization	$(15)
Foreign currency	$(1)
December 31, 2019	$10
Expense	$67
Change in estimates	$9
Utilization	$(39)
Foreign currency	$2
December 31, 2020	$49
Expense	$4
Change in estimates	$1
Utilization	$(34)
Foreign currency and other	$(2)
December 31, 2021	$18

Impairment of Long-lived Assets

The Company evaluates its long-lived assets for impairment whenever events or circumstances indicate the value of these long-lived asset groups are not recoverable. During the fourth quarter of 2021, the Company concluded impairment triggers had occurred for a long-lived asset group in Brazil due to rising costs and deteriorating business conditions. The Company determined the cash flows related to certain long-lived assets were not sufficient to recover the carrying value. As such, the Company estimated the fair values of this asset group at December 31, 2021 and compared the fair value to its net carrying value. As the net carrying value of the long-lived asset group exceeded the fair value, the Company recorded a non-cash impairment charge of $9 million to write-down property and equipment to its fair value as of December 31, 2021.

NOTE 5. Inventories
Inventories, net consist of the following components:

	December 31,
(In millions)	2021	2020
Raw materials	$206	$114
Work-in-process	29	25
Finished products	27	38
	$262	$177
NOTE 6. Other Assets
Other current assets are comprised of the following components:

	December 31,
(In millions)	2021	2020
Joint venture receivables	$48	$53
Recoverable taxes	40	52
Contractually reimbursable engineering costs	34	31
Prepaid assets and deposits	21	18
Royalty agreements	4	7
China bank notes	3	15
Derivative financial instruments	2	—
Other	6	4
	$158	$180

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. The Company redeemed $149 million and $163 million of China bank notes during the years ended December 31, 2021 and 2020, respectively. Remaining amounts outstanding at third-party institutions relate to sold bank notes will mature by June 30, 2022.

Other non-current assets are comprised of the following components:

	December 31,
(In millions)	2021	2020
Deferred tax assets	$47	$55
Contractually reimbursable engineering costs	34	31
Recoverable taxes	9	21
Pension assets	7	2
Royalty agreements	2	8
Joint venture note receivables	—	7
Other	12	11
	$111	$135

Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of approximately $34 million in 2022, $24 million in 2023, $8 million in 2024, $2 million in 2025 and less than $1 million in 2026 and beyond.

NOTE 7. Property and Equipment

Property and equipment, net consists of the following:

		December 31,
(In millions)	Estimated Useful Life (years)	2021	2020
Land		$10	$12
Buildings and improvements	40	91	96
Machinery, equipment and other	3-15	716	706
Product tooling	3-5	66	62
Construction in progress		47	44
Total property and equipment		930	920
Accumulated depreciation and amortization		(542)	(484)
Property and equipment, net		$388	$436

Depreciation and product tooling amortization expenses are summarized as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Depreciation	$88	$83	$78
Amortization	6	7	6
	$94	$90	$84

The net book value of capitalized internal use software costs was approximately $12 million and $18 million as of December 31, 2021 and 2020, respectively. Related amortization expense was approximately $8 million, $9 million and $9 million for the years ended 2021, 2020 and 2019, respectively. Amortization expense of approximately $5 million, $3 million, $2 million, $1 million, and $1 million is expected for the annual periods ended December 31, 2022, 2023, 2024, 2025, and 2026 respectively.

NOTE 8. Intangible Assets

Intangible assets consisted of the following:

			December 31, 2021			December 31, 2020
(In millions)	Estimated Useful Life	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Developed technology	10-12 years	10	$41	$(39)	$2	$41	$(38)	$3
Customer related	7-12 years	10	96	(75)	21	95	(64)	31
Capitalized software development	3-5 years	5	48	(10)	38	44	(7)	37
Other		32	15	(8)	7	14	(7)	7
Subtotal			200	(132)	68	194	(116)	78
Indefinite-Lived:
Goodwill			50	—	50	49	—	49
Total			$250	$(132)	$118	$243	$(116)	$127

Capitalized software development consists of software development costs intended for integration into customer products.

The Company recorded approximately $14 million, $14 million, and $16 million of amortization expense related to definite-lived intangible assets for the years ended December 31, 2021, 2020, and 2019, respectively. The Company currently estimates annual amortization expense to be $16 million for 2022, $15 million 2023, $9 million for both 2024 and 2025, and $7 million for 2026.

NOTE 9. Leases
The Company has operating leases primarily for corporate offices, technical and engineering centers, customer centers, vehicles, and certain equipment. As of December 31, 2021 and 2020 assets and related accumulated depreciation recorded under finance leasing arrangements were not material.
Certain of the Company's lease agreements include rental payments adjusted periodically primarily for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company subleases certain real estate to third parties, which primarily consists of operating leases in the United States, Germany, and Brazil.
For the years ended December 31, 2021 and 2020, the weighted average remaining lease term and discount rate were 6 years and 4.01% and 6 years and 4.1%, respectively.

The components of lease expense are as follows:

	Year Ended December 31,
(In millions)	2021	2020
Operating lease expense (includes immaterial variable lease costs)	$(42)	$(42)
Short-term lease expense	(1)	(1)
Sublease income	5	5
Total lease expense	$(38)	$(38)
Other information related to leases is as follows:

	Year Ended December 31,
(In millions)	2021	2020
Cash flows from operating leases	$37	$40
Right-of-use assets obtained in exchange for lease obligations	$6	$38
Future minimum lease payments under non-cancellable leases is as follows:

(In millions)
2022	$33
2023	30
2024	28
2025	24
2026	21
2027 and thereafter	27
Total future minimum lease payments	163
Less imputed interest	(18)
Total lease liabilities	$145

NOTE 10. Other Liabilities

Other current liabilities are summarized as follows:

	December 31,
(In millions)	2021	2020
Deferred income	$69	$46
Product warranty and recall accruals	30	52
Non-income taxes payable	26	15
Joint venture payables	20	9
Restructuring reserves	16	39
Royalty reserves	12	13
Income taxes payable	8	5
Other	37	30
	$218	$209

Other non-current liabilities are summarized as follows:

	December 31,
(In millions)	2021	2020
Product warranty and recall accruals	$20	$12
Deferred income	15	7
Derivative financial instruments	13	38
Income tax reserves	8	6
Royalty agreements	5	6
Restructuring reserves	2	10
Other	12	13
	$75	$92

NOTE 11. Debt

The Company’s short and long-term debt consists of the following:

	Weighted Average Interest Rate		Carrying Value
(In millions)	2021	2020	2021	2020
Short-Term Debt:
Short-term borrowings	8.1%	—%	$4	$—

Long-Term Debt:
Term facility, net	1.9%	1.9%	$349	$349

Short-Term Debt

Short-term borrowings are related to affiliate borrowings and are primarily payable in Brazilian real and the Chinese renminbi. As of December 31, 2021, the Company has $4 million short-term borrowing and there is $168 million available capacity under affiliate credit facilities.

Long-Term Debt

As of December 31, 2021, the Company has an amended credit agreement ("Credit Agreement") which includes a $350 million Term Facility maturing March 24, 2024 and a $400 million Revolving Credit Facility which matures the earlier of (i) December 24, 2024, (ii) 90 days prior to the scheduled maturity of the Term Facility, or (iii) the date of the termination of the Company's credit agreement.

On March 19, 2020, the Company borrowed the entire amount of revolving loans available under the Revolving Credit Facility to increase its cash position and maximize its flexibility in response to unprecedented uncertainty related to the impact of COVID-19. On September 24, 2020, the Company fully repaid the amount borrowed under the Revolving Credit Facility following stronger than expected industry recovery and improved Company performance in the third quarter of 2020. The Company has no outstanding borrowings on the Revolving Credit Facility as of December 31, 2021 and 2020.

Interest on the Term Facility loan accrue at a rate equal to a LIBOR-based rate plus an applicable margin of 1.75% per annum. Loans under the Company's Revolving Credit Facility accrue interest at a rate equal to a LIBOR-based rate plus an applicable margin of between 1.00% - 2.00%, as determined by the Company's total gross leverage ratio.

The Credit Agreement requires compliance with customary affirmative and negative covenants and contains customary events of default. The Revolving Credit Facility also requires that the Company maintain a total net leverage ratio no greater than 3.50:1.00. During any period when the Company’s corporate and family ratings meet investment grade ratings, certain of the negative covenants are suspended. As of December 31, 2021, the Company was in compliance with all its debt covenants.

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

Other

The Company has a $5 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of December 31, 2021. Additionally, the Company had $10 million of locally issued letters of credit with less than $1 million of collateral as of December 31, 2021 to support various tax appeals, customs arrangements, and other obligations at its local affiliates.

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

The Company's expense for all defined benefit pension plans, is as follows:

	U.S. Plans			Non-U.S. Plans
	Year Ended December 31,			Year Ended December 31,
(In millions, except percentages)	2021	2020	2019	2021	2020	2019
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$—	$(1)	$(2)	$(2)
Pension financing benefit (cost):
Interest cost	(17)	(24)	(30)	(5)	(7)	(8)
Expected return on plan assets	37	40	40	8	8	10
Amortization of losses and other	(3)	(1)	—	(2)	(2)	(1)
Settlements and curtailments	—	(5)	—	—	—	—
Restructuring related pension cost:
Special termination benefits (a)	—	(3)	—	(1)	(4)	(1)
Net pension income (expense)	$17	$7	$10	$(1)	$(7)	$(2)
Weighted Average Assumptions:
Discount rate	2.60%	3.34%	4.33%	1.78%	2.39%	3.34%
Compensation increase	N/A	N/A	N/A	2.14%	3.16%	3.51%
Long-term return on assets	6.15%	6.60%	6.78%	3.30%	3.98%	4.73%
(a) Primarily related to restructuring actions

The Company's total accumulated benefit obligations for all defined benefit plans was $1,121 million and $1,199 million as of
December 31, 2021 and 2020, respectively. The benefit plan obligations for employee retirement plans with accumulated benefit obligations in excess of plan assets were as follows:

	Year Ended December 31,
(In millions)	2021	2020
Accumulated benefit obligation	$892	$1,177
Projected benefit obligation	$895	$1,190
Fair value of plan assets	$711	$886

Assumptions used by the Company in determining its defined benefit pension obligations as of December 31, 2021 and 2020 are summarized in the following table:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,		Year Ended December 31,
Weighted Average Assumptions	2021	2020	2021	2020
Discount rate	2.93%	2.60%	2.31%	1.78%
Rate of increase in compensation	N/A	N/A	2.30%	2.14%

The Company’s obligation for all defined benefit pension plans, is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,		Year Ended December 31,
(In millions)	2021	2020	2021	2020
Change in Benefit Obligation:
Benefit obligation — beginning	$891	$838	$322	$300
Service cost	—	—	1	2
Interest cost	17	24	5	7
Actuarial loss (gain)	(40)	97	(10)	15
Settlements	—	(37)	(4)	(4)
Special termination benefits	—	3	1	4
Foreign exchange translation	—	—	(9)	8
Benefits paid and other	(39)	(34)	(7)	(10)
Benefit obligation — ending	$829	$891	$299	$322
Change in Plan Assets:
Plan assets — beginning	$659	$630	$250	$232
Actual return on plan assets	61	82	16	21
Sponsor contributions	12	18	8	6
Settlements	—	(37)	(4)	(2)
Foreign exchange translation	—	—	(5)	3
Benefits paid and other	(39)	(34)	(7)	(10)
Plan assets — ending	$693	$659	$258	$250
Total funded status at end of period	$(136)	$(232)	$(41)	$(72)
Balance Sheet Classification:
Other non-current assets	—	$—	$7	$2
Accrued employee liabilities	—	—	(1)	(1)
Employee benefits	(136)	(232)	(47)	(73)

Accumulated other comprehensive loss:
Actuarial loss	59	127	32	52
Tax effects/other	$—	—	(10)	(14)
	$59	$127	$22	$38

Components of the net change in AOCI related to all defined benefit pension plans, exclusive of amounts attributable to non-controlling interests on the Company’s Consolidated Statements of Changes in Equity for the years ended December 31, 2021 and 2020, are as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,		Year Ended December 31,
(In millions)	2021	2020	2021	2020
Actuarial (gain) loss	$(65)	$55	$(18)	$1
Deferred taxes	—	—	4	—
Currency/other	—	—	—	3
Reclassification to net income	(3)	(1)	(2)	(2)
Settlements	—	(5)	—	—
	$(68)	$49	$(16)	$2
Actuarial loss for the year ended December 31, 2021 is primarily related to a decrease in discount rates partially offset by an increase in return on assets. Actuarial gains and losses are amortized using the 10% corridor approach representing 10% times the greater of plan assets and the projected benefit obligation. Generally, the expected return is determined using a market-related value of assets where gains (losses) are recognized in a systematic manner over five years. For less significant plans, fair value is used.

During 2020 the Company transferred a portion of the benefit obligation related to its defined benefit U.S. pension plan to a third-party issuer. The transaction met the criteria for settlement accounting, and accordingly, the Company recognized a $5 million pension settlement charge.

Benefit payments, which reflect expected future service, are expected to be paid by the Company plans as follows:

(In millions)	U.S. Plans	Non-U.S. Plans
2022	$38	$7
2023	38	8
2024	39	9
2025	40	8
2026	40	9
Years 2027 - 2031	217	53

During the year ended December 31, 2021, the Company contributed $12 million to its U.S. employee retirement pension plans and $8 million to its non-U.S. employee retirement pension plans. Contributions related to certain non-U.S. plans of approximately $2 million have been deferred until 2024 due to COVID-19 relief measures. Additionally, the Company expects to make contributions to its non-US defined benefit pension plans of $4 million during 2022.

Substantially all of the Company’s defined benefit pension plan assets are managed by external investment managers and held in trust by third-party custodians. The selection and oversight of these external service providers is the responsibility of the investment committees of the Company and their advisers. The selection of specific securities is at the discretion of the investment manager and is subject to the provisions set forth by written investment management agreements and related policy guidelines regarding permissible investments, risk management practices, and the use of derivative securities. Derivative securities may be used by investment managers as efficient substitutes for traditional securities, to reduce portfolio risks, or to hedge identifiable economic exposures. The use of derivative securities to engage in unrelated speculation is expressly prohibited.

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

The Company’s retirement plan asset allocation as of December 31, 2021 and 2020 and target allocation for 2022 are as follows:

	Target Allocation		Percentage of Plan Assets
	U.S.	Non-U.S.	U.S.		Non-U.S.
	2022	2022	2021	2020	2021	2020
Equity securities	38%	34%	38%	41%	15%	29%
Fixed income	15%	43%	14%	15%	63%	51%
Alternative strategies	46%	14%	47%	39%	11%	12%
Cash	1%	3%	1%	5%	4%	2%
Other	—%	6%	—%	—%	7%	6%
	100%	100%	100%	100%	100%	100%

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

Discount Rate for Estimated Service and Interest Cost
The Company uses the spot rate method to estimate the service and interest components of net periodic benefit cost for pension benefits for its U.S. and certain non-U.S. plans. The Company has elected to utilize an approach that discounts individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The discount rate assumption is based on market rates for a hypothetical portfolio of high-quality corporate bonds rated Aa or better with maturities closely matched to the timing of projected benefit payments for each plan at its annual measurement date. The Company used discount rates ranging from 0.8% to 8.75% to determine its pension and other benefit obligations as of December 31, 2021.
Defined Contribution Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation which is partially matched by the Company. Matching contributions for the U.S. defined contribution plan are 100% on the first 6% of pay contributed. Matching contributions were suspended from May 1, 2020 to September 30, 2020 as a part of the cost saving actions in response to the COVID-19 pandemic. The expense related to all matching contributions was approximately $6 million in 2021, $5 million in 2020, and $8 million in 2019.

Other Postretirement Employee Benefit Plans

In Canada, the Company has a financial obligation for the cost of providing other postretirement health care and life insurance benefits to certain of its employees under Company-sponsored plans. These plans generally pay for the cost of health care and life insurance for retirees and dependents, less retiree contributions and co-pays. Other postretirement benefit obligations were $1 million and $1 million at December 31, 2021 and 2020, respectively.

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

The total recognized and unrecognized stock-based compensation expense is as follows:

	Year Ended December 31,			Unrecognized Stock-Based Compensation Expense
(In millions)	2021	2020	2019	December 31, 2021
Performance based share units	$5	$6	$6	$8
Restricted stock units	12	10	9	11
Stock options	1	2	2	—
Total stock-based compensation expense	$18	$18	$17	$19

Performance Based Share Units

The number of PSUs that will vest is based on the Company's achievement of a pre-established relative total shareholder return goal compared to its peer group of companies over a period of three years which may range from 0% to 200% of the target award.

A summary of PSU activity is provided below:	PSUs	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested as of December 31, 2018	195	$110.42
Granted	71	111.98
Vested	(73)	89.74
Forfeited	(23)	118.87
Non-vested as of December 31, 2019	170	118.77
Granted	94	84.20
Vested	(66)	116.35
Forfeited	(18)	100.51
Non-vested as of December 31, 2020	180	106.48
Granted	55	148.71
Vested	(52)	131.48
Forfeited	(15)	112.01
Non-vested as of December 31, 2021	168	$112.24

The grant date fair value for PSUs was determined using the Monte Carlo valuation model. Unrecognized compensation expense as of December 31, 2021 for PSUs to be settled in shares of the Company's common stock was $8 million for the non-vested portion and will be recognized over the remaining vesting period of approximately 1.8 years. The Company made cash settlement payments of less than $1 million for PSUs expected to be settled in cash during the years ended December 31, 2021 and 2020. Unrecognized compensation expense as of December 31, 2021 was less than $1 million for the non-vested portion of these awards and will be recognized over the remaining vesting period of approximately 1.6 years.

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

Weighted average assumptions used to estimate the fair value of PSUs granted during the years ended as of December 31, 2021 and 2020 are as follows:

	Year Ended December 31,
	2021	2020
Expected volatility	54.17%	41.88%
Risk-free rate	0.31%	0.67%
Expected dividend yield	—%	—%

Restricted Stock Units

The grant date fair value of RSUs is measured as the market closing price of the Company's common stock on the date of grant. These awards generally vest in one-third increments on the grant date anniversary over a three year vesting period.

The Company granted 110,000, 223,000 and 133,000 RSUs, expected to be settled in shares, during the years ended December 31, 2021, 2020 and 2019, respectively, at a weighted average grant date fair value of $116.71, $75.52 and $79.88 per share, respectively. Unrecognized compensation expense as of December 31, 2021 was $11 million for non-vested RSUs and will be recognized over the remaining vesting period of approximately 1.5 years.

The Company granted 6,000, 8,000 and 8,000 RSUs, expected to be settled in cash, during each of the years ended December 31, 2021, 2020 and 2019, respectively, at a weighted average grant date fair value of $112.52, $76.27 and $75.02 per share, respectively. The Company made cash settlement payments of less than $1 million during the years ended December 31, 2021, 2020, and 2019. Unrecognized compensation expense as of December 31, 2021 was $1 million for non-vested RSUs and will be recognized on a weighted average basis over the remaining vesting period of approximately 1.6 years.

A summary of RSU activity is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested as of December 31, 2018	164	$105.24
Granted	141	79.61
Vested	(71)	93.60
Forfeited	(18)	92.18
Non-vested as of December 31, 2019	216	90.98
Granted	231	77.57
Vested	(84)	95.70
Forfeited	(46)	77.47
Non-vested as of December 31, 2020	317	82.31
Granted	117	124.34
Vested	(106)	84.80
Forfeited	(43)	88.64
Non-vested as of December 31, 2021	285	$97.68

Additionally, as of December 31, 2021, the Company has approximately 64,000 outstanding RSU's awarded at a weighted average grant date fair value of $103.02 under the Non-Employee Director Stock Unit Plan which vested immediately but are not settled until the participant terminates board service. Beginning in the third quarter 2020, non-employee director RSU awards were granted under the terms and conditions of the 2020 Incentive Plan, and these awards vest approximately one year from the date of grant. Activity related to non-employee director grants under the 2020 Incentive Plan is included in RSU table above.

Stock Options and Stock Appreciation Rights

Stock Options and SARs are recorded with an exercise price equal to the average of the high and low market price of the Company's common stock on the date of grant. The grant date fair value of these awards is measured using the Black-Scholes option pricing model. Stock Options and SARs generally vest in one-third increments on the grant date anniversary over a three-year vesting period and have an expiration date 7 or 10 years from the date of grant.

The Company received payments of $2 million, $2 million and less than $1 million related to the exercise of Stock Options with total intrinsic value of options exercised of $1 million, less than $1 million, and less than $1 million during the years ended December 31, 2021, 2020, and 2019, respectively. Unrecognized compensation expense for non-vested Stock Options as of December 31, 2021 was less than $1 million and is expected to be recognized over a weighted average period of 0.9 years.

The Black-Scholes option pricing model requires management to make various assumptions including the expected term, risk-free interest rate, dividend yield, and expected volatility. The expected term represents the period of time that granted awards are expected to be outstanding and is estimated based on considerations including the vesting period, contractual term, and anticipated employee exercise patterns. The risk-free rate is based on the U.S. Treasury yield curve in relation to the contractual life of the stock-based compensation instrument. The dividend yield is based on historical patterns and future expectations for Company dividends. Volatility is based on the Company’s stock history using daily stock prices over a period commensurate with the expected life of the award.

Weighted average assumptions used to estimate the fair value of awards granted during the years ended December 31, 2020 and 2019 are as follows:

	2020	2019
Expected term (in years)	5	5
Expected volatility	35.23%	27.69%
Risk-free interest rate	0.75%	2.43%
Expected dividend yield	—%	—%
No stock options were granted in 2021.

A summary of Stock Options and SAR activity is provided below:

	Stock Options	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
	(In thousands)		(In thousands)
December 31, 2018	213	$99.36	7	$72.84
Granted	106	80.97	—	—
Exercised	(4)	59.37	—	—
Forfeited or expired	(32)	96.02	—	—
December 31, 2019	283	93.51	7	72.84
Granted	112	66.98	—	—
Exercised	(27)	84.98	(1)	56.59
Forfeited or expired	(20)	96.12	—	—
December 31, 2020	348	85.46	6	74.77
Exercised	(19)	80.74	(6)	74.77
Forfeited or expired	(17)	89.17	—	—
December 31, 2021	312	$85.56	—	$—

Exercisable at December 31, 2021	217	$91.93	—	$—

	Stock Options and SARs Outstanding
Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price
	(In thousands)	(In years)
$60.01 - $80.00	133	4.3	$68.41
$80.01 - $100.00	123	3.5	$86.27
$100.01 - $130.00	56	3.3	$124.35
	312

NOTE 14. Income Taxes
Income Tax Provision
Details of the Company's income tax provision from continuing operations are provided in the table below:

	Year Ended December 31,
(In millions)	2021	2020	2019
Income (Loss) Before Income Taxes: (a)
U.S	$(26)	$(65)	$5
Non-U.S	101	39	95
Total income (loss) before income taxes	$75	$(26)	$100
Current Tax Provision:
Non-U.S	$31	21	$29
Deferred Tax Provision (Benefit):
Non-U.S	—	7	(5)
Total deferred tax provision (benefit)	—	7	(5)
Provision for income taxes	$31	$28	$24

(a) Income (loss) before income taxes excludes equity in net income from non-consolidated affiliates.

A summary of the differences between the provision for income taxes calculated at the U.S. statutory tax rate of 21% and the consolidated income tax provision from continuing operations is shown below:

	Year Ended December 31,
(In millions)	2021	2020	2019
Tax provision (benefit) at U.S. statutory rate of 21%	$16	$(5)	$21
Impact of foreign operations	18	(15)	23
Non-U.S withholding taxes	8	5	10
Tax holidays in foreign operations	(5)	(4)	(5)
Tax reserve adjustments	2	1	2
Change in valuation allowance	(10)	46	(10)
Impact of U.S. tax reform	—	—	(18)
Impact of tax law change	1	—	—
Research credits	(1)	(1)	(1)
Other	2	1	2
Provision for income taxes	$31	$28	$24

The Company’s provision for income taxes for continuing operations was $31 million for the year ended December 31, 2021. The tax expense related to foreign operations of $18 million reflects $9 million related to U.S. income taxes in connection with global intangible low-tax income ("GILTI") and Subpart F inclusions; $6 million related to income tax expense, net of foreign tax credits, associated with income from foreign subsidiaries treated as branches for U.S. income tax purposes; net $2 million income tax expense related primarily to adjusting prior year tax returns to deduct foreign taxes prior to expiration; and $1 million tax expense on foreign earnings taxed at rates higher than the U.S. statutory rate. Of the $18 million income tax expense items above, $17 million were offset by a corresponding income tax benefit associated with a reduction in the U.S. valuation allowance.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law making significant changes to the U.S. Internal Revenue Code. Changes included, but were not limited to, a corporate tax rate decrease from 35% to 21% effective January 1, 2018, and require a one-time transition tax on accumulated, unremitted non-U.S. earnings. During 2019, the Company further adjusted its estimate of the impact of U.S. tax reform primarily related to assumptions made in calculating its 2018 GILTI inclusion resulting in an $18 million income tax benefit, the impact of which was entirely offset by a corresponding income tax charge associated with an increase in the U.S. valuation allowance. The Company has made policy elections to account for the GILTI as a period cost when incurred and apply the incremental cash tax savings approach when analyzing the impact GILTI could have on its U.S. valuation allowance assessment.

Items impacting the Company’s 2020 effective tax rate include tax benefits related to foreign operations of $15 million which reflects $10 million income tax benefit related to electing to deduct expiring foreign tax credits previously derecognized; and $5 million income tax benefit to reflect reduction in outside basis deferred tax liabilities and foreign tax credits associated with income from foreign subsidiaries treated as branches for U.S. income tax purposes. These amounts were entirely offset by a corresponding $15 million income tax expense associated with an increase in the U.S. valuation allowance.

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

Deferred Income Taxes and Valuation Allowances
The Company recorded deferred tax liabilities, net of valuation allowances, for U.S. and non-U.S. income taxes and non-U.S. withholding taxes of approximately $24 million and $27 million as of December 31, 2021 and 2020, respectively, on the undistributed earnings of certain consolidated and unconsolidated foreign affiliates as such earnings are intended to be repatriated in the foreseeable future. The amount the Company expects to repatriate is based upon a variety of factors including current year earnings of the foreign affiliates, foreign investment needs, and the cash flow needs the Company has in the U.S. and this practice has not changed following incurring the transition tax under the Act. The Company has not provided for deferred income taxes or foreign withholding taxes on the remainder of undistributed earnings from consolidated foreign affiliates because such earnings are considered to be permanently reinvested. It is not practicable to determine the amount of deferred tax liability on such earnings as the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.
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

The components of deferred income tax assets and liabilities are as follows:

	December 31,
(In millions)	2021	2020
Deferred Tax Assets:
Net operating losses and credit carryforwards	$1,163	$1,192
Employee benefit plans	46	80
Lease liability	47	59
Fixed assets and intangibles	17	12
Warranty	11	14
Inventory	9	9
Restructuring	6	13
Capitalized expenditures for tax reporting	5	5
Deferred income	13	10
Other	55	63
Valuation allowance	(1,207)	(1,263)
Total deferred tax assets	$165	$194
Deferred Tax Liabilities:
Outside basis investment differences, including withholding tax	$63	$65
Right-of-use assets	46	57
Fixed assets and intangibles	14	18
All other	22	27
Total deferred tax liabilities	145	167
Net deferred tax assets	$20	$27
Consolidated Balance Sheet Classification:
Other non-current assets	$47	$55
Deferred tax liabilities non-current	27	28
Net deferred tax assets	$20	$27

At December 31, 2021, the Company had available non-U.S. net operating loss carryforwards and capital loss carryforwards of $1.4 billion and $17 million, respectively, which have remaining carryforward periods ranging from 1 year to indefinite. The Company had available U.S. federal net operating loss carryforwards of $1.8 billion at December 31, 2021, which have remaining carryforward periods ranging from 6 years to indefinite. U.S. foreign tax credit carryforwards are $375 million at December 31, 2021, which have remaining carryforward periods ranging from 1 to 8 years. U.S. research tax credit carryforwards are $22 million at December 31, 2021. These credits will begin to expire in 2030. The Company had available tax-effected U.S. state operating loss carryforwards of $32 million at December 31, 2021, which will expire at various dates between 2022 and 2041.

In connection with the Company's emergence from bankruptcy and resulting change in ownership on the Effective Date, an annual limitation was imposed on the utilization of U.S. net operating losses, U.S. credit carryforwards and certain U.S. built-in losses (collectively referred to as “tax attributes”) under Internal Revenue Code (“IRC”) Sections 382 and 383. The collective limitation is approximately $120 million per year on tax attributes in existence at the date of change in ownership. Additionally, the Company has approximately $375 million of U.S. foreign tax credits and approximately $26 million of U.S. federal net operating loss carryforwards that are not subject to any current limitation since they were realized after the Effective Date.
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

Gross unrecognized tax benefits at December 31, 2021 and 2020 were $16 million and $14 million, respectively. Of these amounts, approximately $9 million and $7 million, respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. During 2021 and 2020, the Company recorded a $2 million and $1 million, respectively, net increase in tax expense related to uncertain tax positions attributable to certain related party transactions. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at December 31, 2021 and 2020 was $2 million in both years.

With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2014, or state, local or non-U.S. income tax examinations for years before 2003, although U.S. net operating losses carried forward into open tax years technically remain open to adjustment. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in the U.S., Europe, Asia and Mexico could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) in the amount of $8 million is included in Other non-current liabilities on the Consolidated Balance Sheet, while $3 million is reflected as a reduction of a deferred tax asset related to a net operating loss included in Other non-current assets on the Consolidated Balance Sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits including amounts attributable to discontinued operations is as follows:

	Year Ended December 31,
(In millions)	2021	2020
Beginning balance	$14	$13
Tax positions related to current period
Additions	3	—
Tax positions related to prior periods
Additions	—	1
Reductions	(1)	—
Ending balance	$16	$14

During 2012, Brazil tax authorities issued tax assessment notices to Visteon Sistemas Automotivos (“Sistemas”) related to the sale of its chassis business, and in connection with this assessment the Company recorded a long-term tax income tax deposit during 2013. During 2021, the Company received a favorable judgement related to this deposit. Adjusted for currency impacts and interest, the Company received net $9 million cash settlement from the Brazilian government during the fourth quarter of 2021, while $2 million was applied against other long-term labor-related tax debts pursuant to the judgement. Income tax refund claims associated with other jurisdictions, total $7 million as of December 31, 2021, and are included in Other non-current assets on the condensed consolidated balance sheets.

NOTE 15. Stockholders’ Equity and Non-controlling Interests

Share Repurchase Program

In January 2018, the Company's Board of Directors authorized a total of $700 million of share repurchases which expired on December 31, 2020. A total of 3,361,420 shares at an average price of $99.91 for an aggregate purchase amount of $336 million was purchased from third-party financial institutions under this authorization.

Treasury Stock

As of December 31, 2021 and 2020, respectively, the Company held 27,014,711 and 27,156,537 shares of common stock in treasury which may be used for satisfying obligations under employee incentive compensation arrangements. The Company values shares of common stock held in treasury at cost.

Non-Controlling Interests

Non-controlling interests in Visteon Corporation are as follows:

	December 31,
(In millions)	2021	2020
Yanfeng Visteon Automotive Electronics Co., Ltd.	$33	$57
Shanghai Visteon Automotive Electronics Co., Ltd.	45	44
Changchun Visteon FAWAY Automotive Electronics Co., Ltd.	20	20
Other	2	2
	$100	$123

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

Accumulated Other Comprehensive Income (Loss)

Changes in AOCI and reclassifications out of AOCI by component includes:

	Year Ended December 31,
(In millions)	2021	2020
Changes in AOCI:
Beginning balance	$(304)	$(267)
Other comprehensive income (loss) before reclassification, net of tax	70	(44)
Amounts reclassified from AOCI	5	7
Ending balance	$(229)	$(304)
Changes in AOCI by component:
Foreign currency translation adjustments
Beginning balance	$(115)	$(153)
Other comprehensive income (loss) before reclassification (a)	(34)	38
Ending balance	(149)	(115)
Net investment hedge
Beginning balance	(15)	4
Other comprehensive income (loss) before reclassification (a)	25	(14)
Amounts reclassified from AOCI (b)	(6)	(5)
Ending balance	4	(15)
Benefit plans
Beginning balance	(165)	(114)
Other comprehensive income (loss) before reclassification, net of tax (c)	79	(59)
Amounts reclassified from AOCI	5	8
Ending balance	(81)	(165)
Unrealized hedging gain (loss)
Beginning balance	(9)	(4)
Other comprehensive income (loss) before reclassification, net of tax (d)	—	(9)
Amounts reclassified from AOCI	6	4
Ending balance	(3)	(9)
AOCI ending balance	$(229)	$(304)
(a) There were no income tax effects for either period due to the valuation allowance.
(b) Amounts are included in "Interest expense" within the Consolidated Statements of Operations.
(c) Amount included in the computation of net periodic pension cost. (See Note 12, "Employee Benefit Plans" for additional details.) Net of tax expense of $4 million, and tax benefit of less than $1 million related to benefit plans for the years ended December 31, 2021 and 2020, respectively.
(d) There were no income tax effects for the periods ended December 31, 2021 and 2020.

NOTE 16. Earnings Per Share
A summary of information used to compute basic and diluted earnings per share attributable to Visteon is as follows:

	Year Ended December 31,
(In millions, except per share amounts)	2021	2020	2019
Numerator:
Net income (loss) from continuing operations attributable to Visteon	$41	$(56)	$71
Net income (loss) from discontinued operations attributable to Visteon	—	—	(1)
Net income (loss) attributable to Visteon	$41	$(56)	$70
Denominator:
Average common stock outstanding - basic	28.0	27.9	28.1
Dilutive effect of performance based share units and other	0.4	—	0.1
Diluted shares	28.4	27.9	28.2

Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon:
Continuing operations	$1.46	$(2.01)	$2.53
Discontinued operations	—	—	(0.04)
	$1.46	$(2.01)	$2.49
Diluted earnings (loss) per share attributable to Visteon:
Continuing operations	$1.44	$(2.01)	$2.52
Discontinued operations	—	—	(0.04)
	$1.44	$(2.01)	$2.48

For the year ended December 31, 2020, performance based share units of approximately 276,000 were excluded from the calculation of diluted loss per share because the effect of including them would have been anti-dilutive.

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

The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis are as follows:

	December 31, 2021
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Asset Category:
Retirement plan assets	$11	$303	$18	$619	$951
Foreign currency instruments	—	2	—	—	2
Liability Category:
Foreign currency instruments	$—	$9	$—	$—	$9
Interest rate swaps	$—	$4	$—	$—	$4

	December 31, 2020
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Asset Category:
Retirement plan assets	$114	$228	$18	$549	$909
Foreign currency instruments	$—	$1	$—	$—	$1
Liability Category:
Foreign currency instruments	$—	$27	$—	$—	$27
Interest rate swaps	$—	$11	$—	$—	$11

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

•Insurance contracts are reported at cash surrender value and have significant unobservable inputs and are categorized as Level 3.

The fair values of the Company’s U.S. retirement plan assets are as follows:

(In millions)	December 31, 2021
Asset Category	Level 1	Level 2	NAV	Total
Common trust funds	—	—	463	463
LDI	—	93	—	93
Limited partnerships and hedge funds	—	—	127	127
Cash and cash equivalents	—	10	—	10
Total	$—	$103	$590	$693

(In millions)	December 31, 2020
Asset Category	Level 1	Level 2	NAV	Total
Registered investment companies	$4	$—	$—	$4
Common trust funds	—	—	436	436
LDI	—	100	—	100
Limited partnerships and hedge funds	—	—	84	84
Cash and cash equivalents	1	34	—	35
Total	$5	$134	$520	$659

The fair values of the Company’s Non-U.S. retirement plan assets are as follows:

(In millions)	December 31, 2021
Asset Category	Level 1	Level 2	Level 3	NAV	Total
Registered investment companies	$—	$21	$—	$—	$21
Treasury and government securities	—	10	—	—	10
Cash and cash equivalents	9	1	—	—	10
Corporate debt securities	—	7	—	—	7
Common and preferred stock	2	—	—	—	2
Common trust funds	—	138	—	5	143
Limited partnerships	—	—	—	24	24
Insurance contracts	—	—	18	—	18
Derivative instruments	—	23	—	—	23
Total	$11	$200	$18	$29	$258

(In millions)	December 31, 2020
Asset Category	Level 1	Level 2	Level 3	NAV	Total
Registered investment companies	$10	$68	$—	$—	$78
Treasury and government securities	91	13	—	—	104
Cash and cash equivalents	6	—	—	—	6
Corporate debt securities	—	6	—	—	6
Common and preferred stock	2	—	—	—	2
Common trust funds	—	11	—	14	25
Limited partnerships	—	1	1	15	17
Insurance contracts	—	—	17	—	17
Derivative instruments	—	(5)	—	—	(5)
Total	$109	$94	$18	$29	$250

The change in fair value of insurance contracts which used significant unobservable inputs was primarily due to purchases during the years ended December 31, 2021.

Items Measured at Fair Value on a Non-recurring Basis
The Company measures certain assets and liabilities at fair value on a non-recurring basis, which are not included in the table above. As these non-recurring fair value measurements are generally determined using unobservable inputs, these fair value measurements are classified within Level 3 of the fair value hierarchy.

The Company evaluates its long-lived assets for impairment whenever events or circumstances indicate the value of these long-lived asset groups are not recoverable. During the fourth quarter of 2021, the Company recognized an impairment charge of $9 million. The fair value measurements related to the long-lived asset group rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets, as observable inputs are not available (Level 3). To determine the fair value of the long-lived asset group, the Company utilized a cost and market approach, measuring fair value on the standalone basis value premise. The Company believes the assumptions and estimates used to determine the estimated fair value of the long-lived asset group is reasonable; however, these estimates and assumptions are subject to a high degree of uncertainty. Due to many variables inherent in estimating fair value, differences in assumptions could have a material effect on the analysis.

As the net carrying value of the long-lived asset group in Brazil exceeded its fair values, the Company recorded a long-lived asset impairment charge of $9 million related to property and equipment during the year ended December 31, 2021. Refer to Note 4, “Restructuring and Impairment” for additional information on asset impairments. No impairment charges were recorded for the year ended December 31, 2020.

Fair Value of Debt
The fair value of debt was $354 million and $347 million as of December 31, 2021 and 2020, respectively. Fair value estimates were based on quoted market prices or current rates for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt is classified as Level 1 "Market Prices" and Level 2 "Other Observable Inputs" in the fair value hierarchy.
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
As of December 31, 2021 and 2020, the Company had foreign currency hedge economic derivative instruments, with notional amounts of approximately $32 million and $18 million, respectively. The aggregate fair value of these derivatives is a liability of less than $1 million and an asset of $1 million as of December 31, 2021 and 2020, respectively. The difference between the gross and net value of these derivatives after offset by counter party is not material.
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
As of December 31, 2021 and 2020, the Company had cross currency swaps with an aggregate notional value of $250 million. The aggregate fair value of these derivatives is an asset of $2 million and a non-current liability of $9 million as of December 31, 2021 and a non-current liability of $27 million as of December 31, 2020. As of December 31, 2021, a gain of approximately $4 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

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
As of December 31, 2021 and 2020, the Company had interest rate swaps with an aggregate notional value of $300 million. The aggregate fair value of these derivative transactions is a non-current liability of approximately $4 million and $11 million, as of December 31, 2021 and 2020, respectively. As of December 31, 2021, a loss of approximately $4 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the years ended December 31, 2021 and 2020 are as follows:

	Amount of Gain (Loss)
	Recorded Income (Loss) in AOCI, net of tax		Reclassified from AOCI into Income (Loss)		Recorded in Income (Loss)
(In millions)	2021	2020	2021	2020	2021	2020
Foreign currency risk – Cost of sales:
Cash flow hedges	—	—	—	—	1	—
Interest rate risk - Interest expense, net:
Net investment hedges	25	(14)	6	5	—	—
Interest rate swap	—	(9)	(6)	(4)	—	—
	$25	$(23)	$—	$1	$1	$—

Concentrations of Credit Risk

Financial instruments including cash equivalents, derivative contracts, and accounts receivable, expose the Company to counter-party credit risk for non-performance. The Company’s counterparties for cash equivalents and derivative contracts are banks and financial institutions that meet the Company’s requirement of high credit standing. The Company’s counterparties for derivative contracts are substantially investment and commercial banks with significant experience using such derivatives. The Company manages its credit risk through policies requiring minimum credit standing and limiting credit exposure to any one counter-party and through monitoring counter-party credit risks. The Company’s concentration of credit risk related to derivative contracts as of December 31, 2021 and 2020 is not material.

The following is a summary of the percentage of net sales and accounts receivable from the Company's customers with a percentage of net sales greater than 10 percent:

	Percentage of Total Net Sales			Percentage of Total Accounts Receivable
	December 31,			December 31, 2021	December 31, 2020
	2021	2020	2019
Ford	22%	22%	22%	18%	13%
BMW	11%	11%	8%	5%	8%

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
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of December 31, 2021, the Company maintained accruals of approximately $8 million for claims aggregating approximately $51 million in Brazil. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
The adverse impacts of the COVID-19 pandemic led to a significant reduction in vehicle production in the first half of 2020, which was followed by increased consumer demand and vehicle production schedules in the second half of 2020. Because semiconductor suppliers have been unable to rapidly reallocate production to serve the automotive industry, the surge in demand has led to a worldwide semiconductor supply shortage. The Company's semiconductor suppliers, along with most automotive component supply companies that use semiconductors, have been unable to fully meet the vehicle production demands of our customers due to events which are outside the Company's control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, a fire at a semiconductor fabrication facility in Japan, significant weather events impacting semiconductor supplier facilities in the southern United States, and other extraordinary events. The Company is working closely with suppliers and customers to attempt to minimize potential adverse impacts of these events. Certain customers have communicated that they expect the Company to absorb some of the financial impact of their reduced production and are reserving their rights to claim damages arising from supply shortages, however, the Company believes it has a number of legal defenses to such claims and intends to defend any such claims vigorously. The Company has also notified semiconductor suppliers that it will seek compensation from them for failure to deliver sufficient quantities. The Company is not able to estimate the possible loss or range of loss in connection with this matter at this time.
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

The following table provides a reconciliation of changes in the product warranty and recall liability:

	Year Ended December 31,
(In millions)	2021	2020
Beginning balance	$64	$49
Provisions	16	38
Change in estimates	(1)	(7)
Currency/other	(4)	3
Settlements	(25)	(19)
Ending balance	$50	$64

Guarantees and Commitments

As part of the agreements of the Climate Transaction and Interiors Divestiture, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of December 31, 2021, the Company has approximately $2 million and $2 million of outstanding guarantees, related to the divested Climate and Interiors entities, respectively. The guarantees represent the maximum potential amount that the Company could be required to pay under the guarantees in the event of default by the guaranteed parties. These guarantees will generally cease upon expiration of current lease agreement which expire in 2026 and 2024 for the Climate and Interiors entities, respectively.

Other Contingent Matters

Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against the Company, including those arising out of alleged defects in the Company’s products; customs classifications, governmental regulations relating to safety; employment-related matters; customer, supplier and other contractual relationships; intellectual property rights; product warranties; product recalls; tax matters; and environmental matters. Some of the foregoing matters may involve compensatory, punitive or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, or other relief which, if granted, would require very large expenditures. The Company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impracticable to estimate.

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of December 31, 2021 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 20. Segment Information and Revenue Recognition

The Company’s reportable segment is Electronics. The Electronics segment provides vehicle cockpit electronics products to customers, including instrument clusters, information displays, infotainment systems, audio systems, telematics solutions, battery monitoring systems, and head-up displays. As the Company has one reportable segment, net sales, total assets, depreciation, amortization and capital expenditures are equal to consolidated results.

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

Segment Adjusted EBITDA

The Company defines Adjusted EBITDA as net income attributable to the Company adjusted to eliminate the impact of depreciation and amortization, restructuring and impairment expense, net interest expense, equity in net income of non-consolidated affiliates, loss on divestiture, provision for income taxes, discontinued operations, net income attributable to non-controlling interests, non-cash stock-based compensation expense, and other gains and losses not reflective of the Company's ongoing operations.

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

Segment Adjusted EBITDA was $228 million, $192 million and $234 million for the years ended December 31, 2021, 2020 and 2019.

The reconciliation of Adjusted EBITDA to Net income attributable to Visteon for the years ended December 31, 2021, 2020 and 2019 is as follows:

	Year Ended December 31,
(In millions)	2021	2020	2019
Net income (loss) attributable to Visteon Corporation	$41	$(56)	$70
Depreciation and amortization	108	104	100
Restructuring and impairment expense	14	76	4
Provision for income taxes	31	28	24
Non-cash, stock-based compensation expense	18	18	17
Interest expense, net	8	11	9
Net income attributable to non-controlling interests	9	8	11
Net (income) loss from discontinued operations, net of tax	—	—	1
Equity in net income of non-consolidated affiliates	(6)	(6)	(6)
Other, net	5	9	4
Adjusted EBITDA	$228	$192	$234

Financial Information by Geographic Region

Financial information about net sales and net tangible long-lived assets by country are as follows:

	Net Sales (a)			Tangible Long-Lived Assets, Net (b)
	Year Ended December 31,			December 31,
(In millions)	2021	2020	2019	2021	2020
United States	$586	$536	$663	$110	$122
Mexico	55	29	38	49	50
Total North America	641	565	701	159	172
Portugal	608	635	602	94	110
Slovakia	257	251	237	49	51
Tunisia	53	41	71	13	12
Other Europe	44	40	68	40	59
Total Europe	962	967	978	196	232
China Domestic	576	479	527
China Export	199	196	262
Total China	775	675	789	74	85
Japan	234	244	393	28	31
India	151	93	110	50	51
Other Asia-Pacific	39	41	57	10	12
Total Other Asia-Pacific	424	378	560	88	94
South America	80	71	91	10	25
Eliminations	(109)	(108)	(174)
	$2,773	$2,548	$2,945	$527	$608
(a) Company sales based on geographic region where sale originates and not where customer is located.
(b) Tangible long-lived assets include property, plant and equipment and right-of-use assets.

Disaggregated revenue by product lines is as follows:

	Year Ended December 31,
(In millions)	2021	2020
Product Lines
Instrument clusters	$1,356	$1,197
Infotainment	370	384
Information displays	402	423
Cockpit domain controller	226	155
Body and security	127	99
Telematics	64	57
Other	228	233
	$2,773	$2,548

NOTE 21. Other Income, Net

	Year Ended December 31,
(In millions)	2021	2020	2019
Pension financing benefits, net	$18	$14	$10
Pension settlement charge	—	(5)	—
	$18	$9	$10
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
At December 31, 2021, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2021.
Internal Control over Financial Reporting
Management’s report on internal control over financial reporting is presented in Item 8 of this Form 10-K “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K along with the attestation report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on the effectiveness of internal control over financial reporting as at December 31, 2021. There were no changes in the Company's internal control over financial reporting during the three months ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.
Part III
Item 10.Directors, Executive Officers and Corporate Governance
Except as set forth herein, the information required by Item 10 regarding its directors is incorporated by reference from the information under the captions “Item - Election of Directors,” “Corporate Governance,” and "2022 Stockholder Proposals and Nominations" in its 2022 Proxy Statement. The information required by Item 10 regarding its executive officers appears as Item 4A under Part I of this Form 10-K.
The Company has a code of ethics, as such phrase is defined in Item 406 of Regulation S-K, that applies to all directors, officers and employees of the Company and its subsidiaries, including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer. The code, entitled “Ethics and Integrity Policy,” is available on the Company's website at www.visteon.com.
Item 11.Executive Compensation
The information required by Item 11 is incorporated by reference from the information under the captions “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” in its 2022 Proxy Statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in its 2022 Proxy Statement.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference from the information under the captions “Corporate Governance - Director Independence” and “Transactions with Related Persons” in its 2022 Proxy Statement.
Item 14.Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference from the information under the captions “Audit Fees” and “Audit Committee Pre-Approval Process and Policies” in its 2022 Proxy Statement.

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
3. Exhibits
The exhibits listed on the "Exhibit Index" on page 91 hereof are filed with this Form 10-K or incorporated by reference as set forth herein.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	(Benefits)/ Charges to Income	Deductions(a)	Other( b)	Balance at End of Period
Year Ended December 31, 2021:
Allowance for doubtful accounts	$4	$—	$—	$—	$4
Valuation allowance for deferred taxes	1,263	(10)	—	(46)	1,207
Year Ended December 31, 2020:
Allowance for doubtful accounts	$10	$(2)	$(4)	$—	$4
Valuation allowance for deferred taxes	1,132	46	—	85	1,263
Year Ended December 31, 2019:
Allowance for doubtful accounts	$6	$5	$(1)	$—	$10
Valuation allowance for deferred taxes	1,144	(10)	—	(2)	1,132
____________
(a)Deductions represent uncollectible accounts charged off.
(b)Deferred taxes valuation allowance - represents adjustments recorded through other comprehensive income, exchange, expiration of tax attribute carryforwards, and various tax return true-up adjustments, all of which impact deferred taxes and the related valuation allowances. In 2021, $46 million other decrease in the valuation allowance for deferred taxes is comprised of $28 million related to exchange and $18 million primarily related to other comprehensive income. In 2020, the $85 million other increase in the valuation allowance for deferred taxes is comprised of $49 million related to valuation allowance benefits allocated to discontinued operations associated with electing to deduct expiring foreign tax credits previously derecognized for which a valuation allowance is maintained; $20 million related to exchange; and $16 million primarily related to other comprehensive income. In 2019, the $2 million overall decrease in the valuation allowance for deferred taxes is comprised of $7 million related to exchange, partially offset by $5 million related to other comprehensive income.

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

3.1
Third Amended and Restated Certificate of Incorporation of Visteon Corporation (incorporated by reference to Appendix D to the Definitive Proxy Statement on Schedule 14A of Visteon Corporation filed on April 30, 2021).

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

10.3	Visteon Corporation 2020 Incentive Plan, (incorporated by reference to Appendix C to the Definitive Proxy Statement on Schedule 14A of Visteon Corporation filed on April 23, 2020).*
10.3.1	Form of Performance Stock Unit Grant Agreement (2021) under the Visteon Corporation 2020 Incentive Plan.*
10.3.2	Form of Restricted Stock Unit Grant Agreement (2021) under the Visteon Corporation 2020 Incentive Plan.*
10.4
Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the Visteon Corporation 2020 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Visteon Corporation filed on February 18, 2021)*.

Exhibit No.	Description
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

21.1	Subsidiaries of Visteon Corporation.
23.1	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
24.1	Powers of Attorney relating to execution of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated February 17, 2022.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated February 17, 2022.
32.1	Section 1350 Certification of Chief Executive Officer dated February 17, 2022.
32.2	Section 1350 Certification of Chief Financial Officer dated February 17, 2022.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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
Date: February 17, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

	Signature	Title
	/s/ SACHIN LAWANDE	Director, President and Chief Executive Officer
	Sachin Lawande	(Principal Executive Officer)

	/s/ JEROME J. ROUQUET	Senior Vice President and Chief Financial Officer
	Jerome J. Rouquet	(Principal Financial Officer)

	/s/ ABIGAIL S. FLEMING	Vice President and Chief Accounting Officer
	Abigail S. Fleming	(Principal Accounting Officer)

	/s/ JAMES J. BARRESE*	Director
James J. Barrese

	/s/ NAOMI M. BERGMAN*	Director
Naomi M. Bergman

	/s/ JEFFREY D. JONES*	Director
Jeffrey D. Jones

	/s/ JOANNE M. MAGUIRE*	Director
Joanne M. Maguire

	/s/ ROBERT J. MANZO*	Director
Robert J. Manzo

	/s/ FRANCIS M. SCRICCO*	Director
Francis M. Scricco

	/s/ DAVID L. TREADWELL*	Director
David L. Treadwell

Director
Bunsei Kure

*By:	/s/ BRETT PYNNONEN
Brett Pynnonen
Attorney-in-Fact