Form 10-Q
period 2022-03-31
VISTEON CORP
filed 2022-04-28
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No ☐
As of April 21, 2022, the registrant had outstanding 28,111,246 shares of common stock.
Exhibit index located on page number 35.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.Condensed Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Net sales	$818	$746
Cost of sales	(742)	(673)
Gross margin	76	73
Selling, general and administrative expenses	(44)	(45)
Restructuring and impairment	(7)	1
Interest expense	(3)	(3)
Interest income	1	1
Equity in net income of non-consolidated affiliates	3	—
Other income, net	5	4
Income (loss) before income taxes	31	31
Provision for income taxes	(8)	(12)
Net income (loss)	23	19
Less: Net (income) loss attributable to non-controlling interests	(1)	(3)
Net income (loss) attributable to Visteon Corporation	$22	$16

Comprehensive income (loss)	$27	$1
Less: Comprehensive (income) loss attributable to non-controlling interests	(1)	(2)
Comprehensive income (loss) attributable to Visteon Corporation	$26	$(1)

Basic earnings (loss) per share attributable to Visteon Corporation	$0.79	$0.57

Diluted earnings per share attributable to Visteon Corporation	$0.77	$0.56

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	(Unaudited)
	March 31,	December 31,
	2022	2021
ASSETS
Cash and equivalents	$402	$452
Restricted cash	3	3
Accounts receivable, net	539	549
Inventories, net	331	262
Other current assets	176	158
Total current assets	1,451	1,424
Property and equipment, net	374	388
Intangible assets, net	116	118
Right-of-use assets	133	139
Investments in non-consolidated affiliates	58	54
Other non-current assets	111	111
Total assets	$2,243	$2,234
LIABILITIES AND EQUITY
Short-term debt	$—	$4
Accounts payable	539	522
Accrued employee liabilities	68	80
Current lease liability	28	28
Other current liabilities	214	218
Total current liabilities	849	852
Long-term debt, net	349	349
Employee benefits	190	198
Non-current lease liability	111	117
Deferred tax liabilities	28	27
Other non-current liabilities	74	75
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of March 31, 2022 and December 31, 2021)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 28 million shares outstanding as of March 31, 2022 and December 31, 2021)	1	1
Additional paid-in capital	1,339	1,349
Retained earnings	1,686	1,664
Accumulated other comprehensive loss	(225)	(229)
Treasury stock	(2,260)	(2,269)
Total Visteon Corporation stockholders’ equity	541	516
Non-controlling interests	101	100
Total equity	642	616
Total liabilities and equity	$2,243	$2,234

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2022	2021
Operating Activities
Net income (loss)	$23	$19
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	27	27
Non-cash stock-based compensation	5	4
Equity in net loss (income) of non-consolidated affiliates, net of dividends remitted	(3)	—
Impairments	4	—
Other non-cash items	1	1
Changes in assets and liabilities:
Accounts receivable	6	4
Inventories	(71)	(17)
Accounts payable	25	2
Other assets and other liabilities	(38)	(29)
Net cash (used by) provided from operating activities	(21)	11
Investing Activities
Capital expenditures, including intangibles	(21)	(18)
Contributions to equity method investments	(1)	—
Loan repayments from non-consolidated affiliates	—	2
Other	1	1
Net cash used by investing activities	(21)	(15)
Financing Activities
Short-term debt, net	(4)	—
Net cash used by financing activities	(4)	—
Effect of exchange rate changes on cash	(4)	(10)
Net decrease in cash, equivalents, and restricted cash	(50)	(14)
Cash, equivalents, and restricted cash at beginning of the period	455	500
Cash, equivalents, and restricted cash at end of the period	$405	$486

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2021	$1	$1,349	$1,664	$(229)	$(2,269)	$516	$100	$616
Net income (loss)	—	—	22	—	—	22	1	23
Other comprehensive income (loss)	—	—	—	4	—	4	—	4
Stock-based compensation, net	—	(10)	—	—	9	(1)	—	(1)
March 31, 2022	$1	$1,339	$1,686	$(225)	$(2,260)	$541	$101	$642

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2020	$1	$1,348	$1,623	$(304)	$(2,281)	$387	$123	$510
Net income (loss)	—	—	16	—	—	16	3	19
Other comprehensive income (loss)	—	—	—	(17)	—	(17)	(1)	(18)
Stock-based compensation, net	—	(11)	—	—	9	(2)	—	(2)
Dividends declared to non-controlling interest	—	—	—	—	—	—	(3)	(3)
March 31, 2021	$1	$1,337	$1,639	$(321)	$(2,272)	$384	$122	$506

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1. Summary of Significant Accounting Policies

Basis of Presentation - Interim Financial Statements

The condensed consolidated financial statements of Visteon Corporation and Subsidiaries (the "Company" or "Visteon") have been prepared in accordance with accounting principles generally accepted in the United States ("U.S. GAAP"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with the rules and regulations of the United States Securities and Exchange Commission ("SEC") have been condensed or omitted pursuant to such rules and regulations. These interim condensed consolidated financial statements include all adjustments (consisting of normal recurring adjustments, except as otherwise disclosed) that management believes are necessary for a fair presentation of the results of operations, financial position, stockholders' equity, and cash flows of the Company for the interim periods presented. Interim results are not necessarily indicative of full-year results.

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after March 31, 2022, including those resulting from the impacts of COVID-19 and the subsequent semiconductor supply shortage, as further described in Note 14, "Commitments and Contingencies", will be reflected in management's estimates in future periods.

Allowance for Doubtful Accounts: The Company establishes an allowance for doubtful accounts for accounts receivable based on the current expected credit loss impairment model (“CECL”). The Company applies a historical loss rate based on historic write-offs by region to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. The allowance for doubtful accounts was $4 million as of March 31, 2022 and December 31, 2021.

Recently Adopted Accounting Pronouncements

Government Assistance - In November 2021, the FASB issued ASU 2021-10, "Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance." to increase the transparency of government assistance including the disclosure of the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements. The amendments in this update are effective for all entities within their scope for financial statements issued for annual periods beginning after December 15, 2021. The adoption of the guidance did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 2. Non-Consolidated Affiliates

Investments in Affiliates

The Company's investments in non-consolidated equity method affiliates include the following:

	March 31,	December 31,
(In millions)	2022	2021
Yanfeng Visteon Investment Co., Ltd. ("YFVIC") (50%)	$36	$36
Limited partnerships	12	10
Other	10	8
Total investments in non-consolidated affiliates	$58	$54

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
The Company's investments in YFVIC consists of the following:

	March 31,	December 31,
(In millions)	2022	2021
Payables due to YFVIC	$31	$20
Exposure to loss in YFVIC:
Investment in YFVIC	$36	$36
Receivables due from YFVIC	49	48
Maximum exposure to loss in YFVIC	$85	$84
Equity Investments
In 2018, the Company committed to make a $15 million investment in two funds managed by venture capital firms principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each fund, the Company will periodically make capital contributions toward this total commitment amount. As of March 31, 2022, the Company has contributed a total of approximately $10 million toward the aggregate investment commitments. These limited partnerships are classified as equity method investments.

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

Current restructuring actions include the following:

•Due to the current geopolitical situation in Eastern Europe the Company will indefinitely suspend operations in Russia beginning in the second quarter 2022. As such, the Company recorded $1 million of restructuring expense primarily related to employee severance. As of March 31, 2022, $1 million remains accrued related to this action.

•During the first quarter 2022 the Company approved and recorded $1 million of restructuring expense, primarily impacting Europe, in order to improve efficiencies and rationalize the Company's footprint. As of March 31, 2022, $1 million remains accrued related to this action.

•During 2021 the Company approved various restructuring programs, primarily impacting Europe and Brazil in order to improve efficiencies and rationalize the Company's footprint. During the first quarter 2022 the Company recorded an additional $1 million of expense in Brazil related to these actions. As of March 31, 2022, $3 million remains accrued related to these programs.

•During 2020 the Company approved various restructuring programs impacting engineering, administrative and manufacturing functions to improve efficiency and rationalize the Company’s footprint. As of March 31, 2022, $7 million remains accrued related to these programs.

•During 2018, the Company approved a restructuring program impacting legacy employees at a South America facility due to the wind-down of certain products. As of March 31, 2022, $2 million remains accrued related to this program.

•As of March 31, 2022, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its global Interiors business (the "Interiors Divestiture") of $2 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves

The Company’s restructuring reserves and related activity are summarized below.

(In millions)
December 31, 2021	$18
Expense	2
Change in estimate	1
Payments	(5)
March 31, 2022	$16

Impairments

During the first quarter of 2022, due to the current geopolitical situation in Eastern Europe the Company will indefinitely suspend operations in Russia beginning in the second quarter 2022. As such, the Company recognized a non-cash impairment charge of $2 million to fully impair property and equipment as of March 31, 2022.

During the first quarter 2022, the Company recorded a $2 million charge to reduce certain inventory in Russia to its net realizable value based on the Company’s plan to suspend operations in Russia during the second quarter 2022.

NOTE 4. Inventories
Inventories, net consist of the following components:

	March 31,	December 31,
(In millions)	2022	2021
Raw materials	$276	$206
Work-in-process	28	29
Finished products	27	27
	$331	$262

NOTE 5. Goodwill and Other Intangible Assets

Intangible assets, net are comprised of the following:

		March 31, 2022			December 31, 2021
(In millions)	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Developed technology	10	$41	$(39)	$2	$41	$(39)	$2
Customer related	10	97	(78)	19	96	(75)	21
Capitalized software development	5	48	(10)	38	48	(10)	38
Other	32	16	(9)	7	15	(8)	7
Subtotal		202	(136)	66	200	(132)	68
Indefinite-Lived:
Goodwill		50	—	50	50	—	50
Total		$252	$(136)	$116	$250	$(132)	$118

Capitalized software development consists of software development costs intended for integration into customer products.

NOTE 6. Other Assets

Other current assets are comprised of the following components:

	March 31,	December 31,
(In millions)	2022	2021
Non-consolidated receivables	$49	$48
Recoverable taxes	48	40
Contractually reimbursable engineering costs	35	34
Prepaid assets and deposits	29	21
Derivative financial instruments	6	2
Royalty agreements	3	4
China bank notes	1	3
Other	5	6
	$176	$158

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions which are operating in nature. The Company redeemed $46 million and $51 million of China bank notes during the three months ended March 31, 2022 and 2021, respectively. Remaining amounts outstanding at third-party institutions related to sold bank notes will mature by the end of the third quarter of 2022.

Other non-current assets are comprised of the following components:

	March 31,	December 31,
(In millions)	2022	2021
Deferred tax assets	$48	$47
Contractually reimbursable engineering costs	30	34
Recoverable taxes	10	9
Pension assets	6	7
Royalty agreements	1	2
Other	16	12
	$111	$111
Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of $27 million during the remainder of 2022, $28 million in 2023, $8 million in 2024, $1 million in 2025, and $1 million in 2026 and beyond.

NOTE 7. Other Liabilities

Other current liabilities are summarized as follows:

	March 31,	December 31,
(In millions)	2022	2021
Deferred income	$59	$69
Non-consolidated payables	31	20
Product warranty and recall accruals	31	30
Non-income taxes payable	19	26
Restructuring reserves	14	16
Royalty reserves	12	12
Income taxes payable	8	8
Other	40	37
	$214	$218

Other non-current liabilities are summarized as follows:

	March 31,	December 31,
(In millions)	2022	2021
Product warranty and recall accruals	$20	$20
Deferred income	19	15
Derivative financial instruments	8	13
Income tax reserves	8	8
Royalty agreements	4	5
Restructuring reserves	2	2
Other	13	12
	$74	$75

NOTE 8. Debt
The Company’s debt consists of the following:

	March 31,	December 31,
(In millions)	2022	2021
Short-Term Debt:
Short-term borrowings	$—	$4

Long-Term Debt:
Term debt facility, net	$349	$349
Short-Term Debt
Short-term borrowings are related to subsidiary borrowings. As of March 31, 2022, the Company has no short-term borrowing and there is $150 million available capacity under short-term credit facilities.
Long-Term Debt

As of March 31, 2022, the Company has an amended credit agreement ("Credit Agreement") which includes a $350 million Term Facility maturing March 24, 2024 and a $400 million Revolving Credit Facility which matures the earlier of (i) December 24, 2024, (ii) 90 days prior to the scheduled maturity of the Term Facility, or (iii) the date of the termination of the Company's Credit Agreement.

The Company has no outstanding borrowings on the Revolving Credit Facility as of March 31, 2022.

Interest on the Term Facility loans accrue at a rate equal to a LIBOR-based rate plus an applicable margin of 1.75% per annum. Loans under the Company's Revolving Credit Facility accrue interest at a rate equal to a LIBOR-based rate plus an applicable margin of between 1.00% and 2.00%, as determined by the Company's total gross leverage ratio.

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

Other

The Company has a $5 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of March 31, 2022. Additionally, the Company had $5 million of locally issued letters of credit with $2 million of collateral as of March 31, 2022, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 9. Employee Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended March 31, 2022 and 2021 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2022	2021	2022	2021
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$—	$—
Pension financing benefits (cost):
Interest cost	$(5)	$(4)	$(2)	$(2)
Expected return on plan assets	10	9	2	2
Amortization of losses and other	—	(1)	—	—
Total pension financing benefits:	5	4	—	—

Net pension benefit (cost)	$5	$4	$—	$—
Pension financing benefits are classified as Other income, net on the Company's condensed consolidated statements of comprehensive income.
During the three months ended March 31, 2022, cash contributions to the Company's defined benefit plans were $1 million related to its non-U.S. plans. The Company estimates that total cash contributions to its non-U.S. defined benefit pension plans during 2022 will be $4 million.

NOTE 10. Income Taxes
During the three month period ended March 31, 2022, the Company recorded a provision for income tax of $8 million which reflects income tax expense in countries where the Company is profitable, accrued withholding taxes, and the inability to record a tax benefit for pretax losses and/or recognize expense for pretax income in certain jurisdictions, including the United States ("U.S."), due to valuation allowances. Pre-tax losses in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $10 million and $11 million for the three month periods ended March 31, 2022 and 2021, respectively, resulting in an increase in the Company's effective tax rate in those years.

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

During the first quarter of 2022, there were no material changes in unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) of $8 million is included in other non-current liabilities on the condensed consolidated balance sheet, while $3 million is reflected as a reduction of a deferred tax asset related to a net operating loss included in other non-current assets on the condensed consolidated balance sheet. Outstanding income tax refund claims related primarily to India and Brazil jurisdictions, total $7 million as of March 31, 2022, and are included in other non-current assets on the condensed consolidated balance sheets.

NOTE 11. Stockholders’ Equity and Non-controlling Interests
Non-Controlling Interests
The Company's non-controlling interests are as follows:

	March 31,	December 31,
(In millions)	2022	2021
Shanghai Visteon Automotive Electronics, Co., Ltd.	$46	$45
Yanfeng Visteon Automotive Electronics Co., Ltd.	34	33
Changchun Visteon FAWAY Automotive Electronics, Co., Ltd.	19	20
Other	2	2
	$101	$100
Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended March 31,
(In millions)	2022	2021
Changes in AOCI:
Beginning balance	$(229)	$(304)
Other comprehensive income (loss) before reclassification, net of tax	4	(18)
Amounts reclassified from AOCI	—	1
Ending balance	$(225)	$(321)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(149)	$(115)
Other comprehensive income (loss) before reclassification, net of tax (a)	(7)	(33)
Ending balance	(156)	(148)
Net investment hedge
Beginning balance	4	(15)
Other comprehensive income (loss) before reclassification, net of tax (a)	8	14
Amounts reclassified from AOCI	(2)	(1)
Ending balance	10	(2)
Benefit plans
Beginning balance	(81)	(165)
Other comprehensive income (loss) before reclassification, net of tax (b)	—	1
Amounts reclassified from AOCI	1	1
Ending balance	(80)	(163)
Unrealized hedging gain (loss)
Beginning balance	(3)	(9)
Other comprehensive income (loss) before reclassification, net of tax (c)	3	—
Amounts reclassified from AOCI	1	1
Ending balance	1	(8)
Total AOCI	$(225)	$(321)
(a) There were no income tax effects for either period due to the valuation allowance.
(b) Net tax expense was less than $1 million related to benefit plans for the three months ended March 31, 2022 and 2021.
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

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended March 31,
(In millions, except per share amounts)	2022	2021
Numerator:
Net income (loss) attributable to Visteon	$22	$16
Denominator:
Average common stock outstanding - basic	28.0	27.9
Dilutive effect of performance based share units and other	0.4	0.5
Diluted shares	28.4	28.4
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon	$0.79	$0.57

Diluted earnings (loss) per share attributable to Visteon:	$0.77	$0.56

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
Items Measured at Fair Value on a Recurring Basis
The Company is exposed to various market risks including, but not limited to, changes in currency exchange rates arising from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt, dividends, and investments in subsidiaries. The Company manages these risks, in part, through the use of derivative financial instruments. The maximum length of time over which the Company hedges the variability in the future cash flows related to transactions, excluding those transactions as related to the payment of variable interest on existing debt, is eighteen months. The maximum length of time over which the Company hedges forecasted transactions related to variable interest payments is the term of the underlying debt.
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
As of March 31, 2022 and December 31, 2021, the Company had foreign currency economic derivative instruments with notional amounts of $33 million and $32 million, respectively. At March 31, 2022, these instruments are undesignated hedges of recorded foreign currency denominated assets or liabilities that give rise to potential foreign currency gains or losses. The aggregate fair value of these derivative instruments is a liability of $1 million and a liability of less than $1 million as of March 31, 2022 and December 31, 2021, respectively.
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
As of March 31, 2022 and December 31, 2021, the Company had cross currency swaps with an aggregate notional value of $250 million. The aggregate fair value of these derivatives is an asset of $4 million and a non-current liability of $6 million as of March 31, 2022 and an asset of $2 million and a non-current liability of $9 million as of December 31, 2021. As of March 31, 2022, a gain of $3 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.
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
As of March 31, 2022 and December 31, 2021, the Company had interest rate swaps with an aggregate notional value of $300 million. The aggregate fair value of these derivative transactions is an asset of $2 million and a non-current liability of $1 million as of March 31, 2022 and a non-current liability of $4 million as of December 31, 2021. As of March 31, 2022, a loss of $2 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next twelve months.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the three months ended March 31, 2022 and 2021 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)		Recorded in (Income) Loss
(In millions)	2022	2021	2022	2021	2022	2021
Three months ended March 31,
Foreign currency risk - Cost of sales:
Cash flow hedges	$—	$—	$—	$—	$3	$—
Interest rate risk - Interest expense, net:
Interest rate swap	3	—	(1)	(1)	—	—
Net investment hedges	8	14	2	1	—	—
	$11	$14	$1	$—	$3	$—
Items Not Carried at Fair Value
The Company's fair value of debt was $345 million and $354 million as of March 31, 2022 and December 31, 2021, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2 in the fair value hierarchy.
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
The Company's credit risk with any single customer does not exceed ten percent of total accounts receivable except for Ford and its affiliates which represent 15% and 18% of the Company's balance as of March 31, 2022 and December 31, 2021, respectively.

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
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. The Company maintained accruals of $10 million for claims aggregating $60 million in Brazil as of March 31, 2022. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
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
Guarantees and Commitments
As part of 2015 divestitures involving the Company's former climate and interiors businesses, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of March 31, 2022, the Company has $2 million and $2 million of outstanding guarantees, related to the divested Climate and Interiors entities, respectively. The guarantees represent the maximum potential amount that the Company could be required to pay under the guarantees in the event of default by the guaranteed parties. The guarantees will generally cease upon expiration of current lease agreement which expire in 2026 and 2024 for the Climate and Interiors entities, respectively.
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

The following table provides a rollforward of changes in the product warranty and recall claims liability:

	Three Months Ended March 31,
(In millions)	2022	2021
Beginning balance	$50	$64
Provisions	4	5
Changes in estimates	2	1
Currency/other	—	(3)
Settlements	(5)	(7)
Ending balance	$51	$60

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraphs where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of March 31, 2022 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

Adjusted EBITDA

The Company defines Adjusted EBITDA as net income attributable to the Company adjusted to eliminate the impact of depreciation and amortization, non-cash stock-based compensation expense, provision for income taxes, net interest expense, net income attributable to non-controlling interests, restructuring and impairment expense, equity in net income of non-consolidated affiliates, and other gains and losses not reflective of the Company's ongoing operations.

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

Segment Adjusted EBITDA and reconciliation to net income (loss) attributable to Visteon is as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Net income (loss) attributable to Visteon Corporation	$22	$16
Depreciation and amortization	27	27
Non-cash, stock-based compensation expense	5	4
Provision for income taxes	8	12
Interest expense, net	2	2
Net income (loss) attributable to non-controlling interests	1	3
Restructuring and impairment expense	7	(1)
Equity in net income of non-consolidated affiliates	(3)	—
Other	2	1
Adjusted EBITDA	$71	$64

Revenue Recognition

Disaggregated net sales by geographical market and product lines is as follows:

	Three Months Ended March 31,
(In millions)	2022	2021
Geographical Markets
Europe	$283	$276
Americas	239	202
China Domestic	142	124
China Export	48	54
Other Asia-Pacific	134	119
Eliminations	(28)	(29)
	$818	$746

	Three Months Ended March 31,
(In millions)	2022	2021
Product Lines
Instrument clusters	$390	$351
Information displays	133	118
Infotainment	110	118
Cockpit domain controller	82	46
Body and security	33	35
Telematics	17	18
Other	53	60
	$818	$746

During the three months ended March 31, 2022, revenue recognized related to performance obligations satisfied in previous periods represented less than 1% of consolidated net sales. The Company has no material contract assets, contract liabilities, or capitalized contract acquisition costs as of March 31, 2022.

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition, and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021 filed with the Securities and Exchange Commission on February 17, 2022 and the financial statements and accompanying notes to the financial statements included elsewhere herein.
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

Financial Results

The pie charts below highlight the net sales breakdown for Visteon for the three months ended March 31, 2022.
Three Months Ended March 31, 2022
*Regional net sales are based on the geographic region where sales originate and not where customer is located (excludes inter-regional eliminations).
Global Automotive Market Conditions and Production Levels
The automotive industry has been negatively impacted by the COVID-19 pandemic and the ongoing semiconductor shortage. In the first half of 2021, semiconductor supply was further impacted by a winter storm in Texas and a fire at the facility of a semiconductor supplier in Japan. In addition, COVID outbreaks in the middle of 2021 in Southeast Asia caused several back-end processing facilities that perform assembly and test of semiconductors to be negatively impacted. Industry vehicle volumes are expected to increase in 2022 due to strong consumer demand and historically low inventory levels at auto dealerships. However, vehicle production volumes will be negatively impacted due to on-going shortages of semiconductors, disruptions caused by the geopolitical situation in Eastern Europe, and the recent COVID-19 related lockdowns in China. The magnitude of the impact on the financial statements and results of operations and cash flows will depend on the evolution of the semiconductor supply shortage, plant production schedules, and supply chain impacts.

Results of Operations - Three Months Ended March 31, 2022 and 2021
The Company's consolidated results of operations for the three months ended March 31, 2022 and 2021 were as follows:

	Three Months Ended March 31,
(In millions)	2022	2021	Change
Net sales	$818	$746	$72
Cost of sales	(742)	(673)	(69)
Gross margin	76	73	3
Selling, general and administrative expenses	(44)	(45)	1
Restructuring and impairment	(7)	1	(8)
Interest expense, net	(2)	(2)	—
Equity in net income of non-consolidated affiliates	3	—	3
Other income, net	5	4	1
Provision for income taxes	(8)	(12)	4
Net income (loss)	23	19	4
Less: Net (income) loss attributable to non-controlling interests	(1)	(3)	2
Net income (loss) attributable to Visteon Corporation	$22	$16	$6
Adjusted EBITDA*	$71	$64	$7
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Three months ended March 31, 2021	$746	$(673)	$73
Volume, mix, and net new business	45	(33)	12
Currency	(12)	9	(3)
Customer pricing	41	—	41
Engineering costs, net *	—	10	10
Cost performance, design changes and other	(2)	(55)	(57)
Three months ended March 31, 2022	$818	$(742)	$76
*Excludes the impact of currency.
Net sales for the three months ended March 31, 2022 totaled $818 million, representing an increase of $72 million compared with the same period of 2021. Volumes and net new business increased net sales by $45 million. Unfavorable currency decreased net sales by $12 million, primarily attributable to the Euro and Japanese Yen. Favorable customer pricing increased net sales by $41 million primarily driven by customer recoveries related to supply chain and material cost increases associated with the worldwide semiconductor supply shortage.
Cost of sales increased by $69 million for the three months ended March 31, 2022 compared with the same period in 2021. Volume, mix and net new business increased cost of sales by $33 million. Foreign currency decreased cost of sales by $9 million, primarily attributable to the Euro and Japanese Yen. Net engineering costs, excluding currency, decreased cost of sales by $10 million. Unfavorable cost performance, design changes and other increased cost of sales by $55 million primarily due supply chain and material cost impacts associated with the worldwide semiconductor supply shortage.

A summary of net engineering costs is shown below:

	Three Months Ended March 31,
(In millions)	2022	2021
Gross engineering costs	$(81)	$(80)
Engineering recoveries	33	21
Engineering costs, net	$(48)	$(59)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $48 million for the three months ended March 31, 2022, including the impacts of currency, were $11 million lower than the same period of 2021. This decrease is primarily related to increased engineering recoveries during the first quarter 2022.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $44 million and $45 million, during the three months ended March 31, 2022 and 2021, respectively.

Restructuring and impairment
Due to the current geopolitical situation in Eastern Europe the Company will indefinitely suspend operations in Russia beginning in the second quarter 2022. As such, the Company recorded $1 million of restructuring expense primarily related to employee severance.

During the first quarter 2022 the Company approved and recorded $1 million of restructuring expense, primarily impacting Europe, in order to improve efficiencies and rationalize the Company's footprint.

During the first quarter of 2022 the Company recorded $1 million of additional expense related to a restructuring program in Brazil in order to improve efficiencies and rationalize the Company's footprint.

Interest Expense, Net

Interest expense, net, for the three months ended March 31, 2022 and 2021 was $2 million. Interest expense for these periods is primarily related to the borrowings on the Company's term debt facility.
Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was $3 million and less than $1 million for the three months ended March 31, 2022 and 2021, respectively. The increase in income is primarily attributable due to increased volumes at the Company's non-consolidated affiliates.

Other Income, Net

Other income, net of $5 million and $4 million for the three-month periods ending March 31, 2022 and 2021 is primarily due to net pension financing benefits.

Income Taxes

The Company's provision for income taxes of $8 million for the three months ended March 31, 2022 represents a decrease of $4 million compared with $12 million in the same period of 2021. The decrease in tax expense is attributable to several items including the non-recurrence of $2 million provision for income taxes related to uncertain tax positions attributable to certain related party transactions and the non-recurrence of $1 million related to enacted tax law changes in India, as well as the overall year over year decrease in profit before tax excluding equity income, including changes in the mix of earnings and differing tax rates between jurisdictions.

Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 15, "Segment Information") was $71 million for the three months ended March 31, 2022, representing an increase of $7 million when compared to $64 million for the same period of 2021. The change was driven by higher volumes of $12 million and higher engineering recoveries, partially offset by increased costs due to supply chain and material cost impacts associated with the worldwide semiconductor supply shortage.

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the three months ended March 31, 2022 and 2021, is as follows:

	Three Months Ended March 31,
(In millions)	2022	2021	Change
Net income (loss) attributable to Visteon Corporation	$22	$16	$6
Depreciation and amortization	27	27	—
Provision for income taxes	8	12	(4)
Non-cash, stock-based compensation expense	5	4	1
Interest expense, net	2	2	—
Net income (loss) attributable to non-controlling interests	1	3	(2)
Restructuring and impairment expense	7	(1)	8
Equity in net income of non-consolidated affiliates	(3)	—	(3)
Other	2	1	1
Adjusted EBITDA	$71	$64	$7

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
Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of March 31, 2022, the Company’s corporate credit rating is Ba3 and BB- by Moody’s and Standard & Poor’s, respectively. See Note 8, "Debt" for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which may be utilized by the Company's local subsidiaries and consolidated joint ventures, had availability of $150 million and the Company had $400 million of available credit under the revolving credit facility, as of March 31, 2022. As of March 31, 2022, the Company was in compliance with all its debt covenants.

Cash Balances
As of March 31, 2022, the Company had total cash and cash equivalents of $405 million, including $3 million of restricted cash. Cash balances totaling $339 million were located in jurisdictions outside of the United States, of which approximately $115 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017. However, the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.
Other Items Affecting Liquidity
During the three months ended March 31, 2022, cash contributions to the Company's defined benefit plans were $1 million related to its non-U.S. plans. The Company estimates that total cash contributions to its non-U.S. defined benefit pension plans during 2022 will be $4 million.

During the three months ended March 31, 2022, the Company paid $5 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is included in Note 3, "Restructuring Activities." The Company estimates that total cash restructuring payments during the next twelve months will be approximately $14 million.

The Company committed to make a $15 million investment in two funds managed by venture capital firms principally focused on the automotive sector pursuant to limited partnership agreements. As of March 31, 2022, the Company contributed $10 million toward the aggregate investment commitments. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount.

The Company may be required to make significant cash outlays related to its unrecognized tax benefits, including interest and penalties. As of March 31, 2022, the Company had unrecognized tax benefits, including interest and penalties, that would be expected to result in a cash outlay of $8 million. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the period of cash settlement, if any, with the respective taxing authorities.

Cash Flows
Operating Activities
The Company used $21 million of cash from operating activities during the three months ended March 31, 2022 representing increased usage of 32 million as compared to prior year. The decrease in cash from operations is primarily attributable to increased working capital outflows. Increased working capital outflows of $29 million as compared to prior year were primarily attributed to higher inventory levels resulting from the uneven supply chain environment, an increase in safety stock levels and higher raw material prices. These increases were partially offset by an increase in Adjusted EBITDA (a non-GAAP financial measure, as discussed in Note 15, "Segment Information").

Investing Activities
Net cash used by investing activities during the three months ended March 31, 2022 totaled $21 million, representing a $6 million increase as compared to $15 million use of cash from investing activities during the same period in 2021. Higher cash used by investing activities is primarily attributable to a $3 million increase in capital expenditures during the three months ended March 31, 2022 as compared to the same period in 2021 and the non-recurrence of loan repayments received from non-consolidated affiliates of $2 million during the three months ended March 31, 2021.
Financing Activities
Cash used by financing activities during the three months ended March 31, 2022 was $4 million and is attributable to the payment of subsidiary borrowings.

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
•Continued and future impacts related to the conflict between Russia and the Ukraine including supply chain disruptions, reduction in customer demand, and the imposition of sanctions on Russia.
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
Foreign Currency Risk
The Company's cash flows are exposed to the risk of adverse changes in exchange rates as related to the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, dividends, investments in subsidiaries, and anticipated foreign currency denominated transaction proceeds. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to mitigate the impact exchange rate variability on the Company's cash flows. Foreign currency exposures are reviewed periodically and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s current primary hedged currency exposures include the euro, Chinese renminbi, Brazilian real, Indian rupee, and Bulgarian lev. The Company utilizes a strategy of partial coverage for transactions in these currencies. The Company's policy requires that hedge transactions relate to a specific portion of the exposure not to exceed the aggregate amount of the underlying transaction.
In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars. The Company does not enter into currency exchange rate contracts to mitigate this exposure.
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be $30 million and $29 million for currency derivative financial instruments as of March 31, 2022 and December 31, 2021, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
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
As of March 31, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2022.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II
Other Information

Item 1.    Legal Proceedings

See the information above under Note 14, "Commitments and Contingencies," to the condensed consolidated financial statements which is incorporated herein by reference.

Item 1A.Risk Factors
Except as set forth below, as of March 31, 2022, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2021 filed with the SEC on February 17, 2022.

We are currently operating in a period of significant macro-economic uncertainty, including supply-chain disruptions and COVID-related lockdowns and increasing inflationary pressures and component costs. Although we have minimal operations in Russia, the conflict in Ukraine and the current COVID-related lockdowns in China are exacerbating component cost increases, supply chain challenges including the availability of natural resources used in production by our suppliers, and volatility with our customers’ production schedules. If the conflict in Ukraine continues for a lengthy period or spreads or the COVID-related lockdowns in China continue for a lengthy period or spread, it may have a materially negative impact on our business and results of operations.

The macro-economic uncertainty has been exacerbated by the conflict in Ukraine. Although the length and impact of the ongoing conflict is highly unpredictable, it has exacerbated the availability, and volatility in prices, of commodities and components, inflationary pressures, credit markets, foreign exchange rates and supply chain disruptions. Furthermore, governments in the United States, United Kingdom, Canada and European Union have each imposed financial and economic sanctions on certain industry sectors and parties in Russia. These sanctions include controls on the export, re-export, and in-country transfer in Russia of certain goods, supplies, and technologies, including some that we use in our business in Russia. Existing or additional sanctions could further adversely affect the global economy, lead to litigation related to compliance with such sanctions, or further disrupt the global supply chain. Inflation is also currently high world-wide and may continue for an unforeseen time.

The negative impact of the conflict in Ukraine and the current COVID lock-downs in China may exacerbate cost increases in raw material, transportation, energy, and commodities. Although we are negotiating with our customers with respect to these additional cost increases, commercial negotiations with our customers may not be successful or may not offset all of the adverse impact of higher transportation, energy and commodity costs. Additionally, even if we are successful with respect to negotiations with customers relating to cost increases, there may be delay before we recover any increased costs. These may have a material negative impact on our business and results of operations.

For additional information see Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on February 17, 2022. See also, "Forward-Looking Statements" included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the first quarter of 2022.

Item 6.Exhibits
The exhibits listed on the "Exhibit Index" on Page 35 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated April 28, 2022.
31.2	Rule 13a-14(a) Certification of Senior Vice President, Chief Financial Officer dated April 28, 2022.
32.1	Section 1350 Certification of Chief Executive Officer dated April 28, 2022.
32.2	Section 1350 Certification of Senior Vice President, Chief Financial Officer dated April 28, 2022.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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
Date: April 28, 2022