Form 10-Q
period 2022-06-30
VISTEON CORP
filed 2022-07-28
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No ☐
As of July 21, 2022, the registrant had outstanding 28,122,075 shares of common stock.
Exhibit index located on page number 38.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.Condensed Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net sales	$848	$610	$1,666	$1,356
Cost of sales	(774)	(575)	(1,516)	(1,248)
Gross margin	74	35	150	108
Selling, general and administrative expenses	(43)	(44)	(87)	(89)
Restructuring and impairment	(4)	(1)	(11)	—
Interest expense	(4)	(3)	(7)	(6)
Interest income	1	1	2	2
Equity in net income of non-consolidated affiliates	1	—	4	—
Other income, net	5	5	10	9
Income (loss) before income taxes	30	(7)	61	24
Provision for income taxes	(7)	(4)	(15)	(16)
Net income (loss)	23	(11)	46	8
Less: Net (income) loss attributable to non-controlling interests	1	—	—	(3)
Net income (loss) attributable to Visteon Corporation	$24	$(11)	$46	$5

Comprehensive income (loss)	$(21)	$8	$6	$9
Less: Comprehensive (income) loss attributable to non-controlling interests	5	(3)	4	(5)
Comprehensive income (loss) attributable to Visteon Corporation	$(16)	$5	$10	$4

Basic earnings (loss) per share attributable to Visteon Corporation	$0.85	$(0.39)	$1.64	$0.18

Diluted earnings (loss) per share attributable to Visteon Corporation	$0.85	$(0.39)	$1.61	$0.18

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	(Unaudited)
	June 30,	December 31,
	2022	2021
ASSETS
Cash and equivalents	$322	$452
Restricted cash	3	3
Accounts receivable, net	593	549
Inventories, net	306	262
Other current assets	175	158
Total current assets	1,399	1,424
Property and equipment, net	348	388
Intangible assets, net	109	118
Right-of-use assets	124	139
Investments in non-consolidated affiliates	57	54
Other non-current assets	109	111
Total assets	$2,146	$2,234
LIABILITIES AND EQUITY
Short-term debt	$—	$4
Accounts payable	490	522
Accrued employee liabilities	67	80
Current lease liability	27	28
Other current liabilities	217	218
Total current liabilities	801	852
Long-term debt, net	349	349
Employee benefits	180	198
Non-current lease liability	103	117
Deferred tax liabilities	27	27
Other non-current liabilities	60	75
Stockholders’ equity:
Preferred stock (par value 0.01, 50 million shares authorized, none outstanding as of June 30, 2022 and December 31, 2021)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 28.1 and 28 million shares outstanding as of June 30, 2022 and December 31, 2021, respectively)	1	1
Additional paid-in capital	1,345	1,349
Retained earnings	1,710	1,664
Accumulated other comprehensive loss	(265)	(229)
Treasury stock	(2,259)	(2,269)
Total Visteon Corporation stockholders’ equity	532	516
Non-controlling interests	94	100
Total equity	626	616
Total liabilities and equity	$2,146	$2,234

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2022	2021
Operating Activities
Net income (loss)	$46	$8
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	52	55
Non-cash stock-based compensation	13	9
Equity in net loss (income) of non-consolidated affiliates, net of dividends remitted	(4)	—
Impairments	4	—
Other non-cash items	—	3
Changes in assets and liabilities:
Accounts receivable	(74)	51
Inventories	(62)	(35)
Accounts payable	(2)	(66)
Other assets and other liabilities	(45)	(24)
Net cash (used by) provided from operating activities	(72)	1
Investing Activities
Capital expenditures, including intangibles	(36)	(33)
Contributions to equity method investments	(1)	(2)
Settlement of derivative contracts	5	—
Loan repayments from non-consolidated affiliates	—	2
Other	1	2
Net cash used by investing activities	(31)	(31)
Financing Activities
Dividends to non-controlling interests	—	(1)
Short-term debt, net	(4)	6
Other	—	1
Net cash (used by) provided from financing activities	(4)	6
Effect of exchange rate changes on cash	(23)	(6)
Net decrease in cash, equivalents, and restricted cash	(130)	(30)
Cash, equivalents, and restricted cash at beginning of the period	455	500
Cash, equivalents, and restricted cash at end of the period	$325	$470

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2021	$1	$1,349	$1,664	$(229)	$(2,269)	$516	$100	$616
Net income (loss)	—	—	22	—	—	22	1	23
Other comprehensive income (loss)	—	—	—	4	—	4	—	4
Stock-based compensation, net	—	(10)	—	—	9	(1)	—	(1)
March 31, 2022	$1	$1,339	$1,686	$(225)	$(2,260)	$541	$101	$642
Net income (loss)	—	—	24	—	—	24	(1)	23
Other comprehensive income (loss)	—	—	—	(40)	—	(40)	(4)	(44)
Stock-based compensation, net	—	6	—	—	1	7	—	7
Dividends declared to non-controlling interest	$—	$—	$—	$—	$—	$—	$(2)	$(2)
June 30, 2022	$1	$1,345	$1,710	$(265)	$(2,259)	$532	$94	$626

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2020	$1	$1,348	$1,623	$(304)	$(2,281)	$387	$123	$510
Net income (loss)	—	—	16	—	—	16	3	19
Other comprehensive income (loss)	—	—	—	(17)	—	(17)	(1)	(18)
Stock-based compensation, net	—	(11)	—	—	9	(2)	—	(2)
Dividends declared to non-controlling interest	—	—	—	—	—	—	(3)	(3)
March 31, 2021	$1	$1,337	$1,639	$(321)	$(2,272)	$384	$122	$506
Net income (loss)	—	—	(11)	—	—	(11)	—	(11)
Other comprehensive income (loss)	—	—	—	16	—	16	3	19
Stock-based compensation, net	—	4	—	—	1	5	—	5
Cash dividend	—	—	—	—	—	—	(1)	(1)
Dividends declared to non-controlling interest	—	—	—	—	—	—	(31)	(31)
June 30, 2021	$1	$1,341	$1,628	$(305)	$(2,271)	$394	$93	$487

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

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after June 30, 2022, including those resulting from the impacts of COVID-19 and the subsequent semiconductor supply shortage, as further described in Note 14, "Commitments and Contingencies", will be reflected in management's estimates in future periods.

Allowance for Doubtful Accounts: The Company establishes an allowance for doubtful accounts for accounts receivable based on the current expected credit loss impairment model (“CECL”). The Company applies a historical loss rate based on historic write-offs by region to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. The allowance for doubtful accounts was $4 million as of June 30, 2022 and December 31, 2021.

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

NOTE 2. Non-Consolidated Affiliates

Investments in Affiliates

The Company's investments in non-consolidated equity method affiliates include the following:

	June 30,	December 31,
(In millions)	2022	2021
Yanfeng Visteon Investment Co., Ltd. ("YFVIC") (50%)	$34	$36
Limited partnerships	13	10
Other	10	8
Total investments in non-consolidated affiliates	$57	$54

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
The Company's investments in YFVIC consists of the following:

	June 30,	December 31,
(In millions)	2022	2021
Payables due to YFVIC	$40	$20
Exposure to loss in YFVIC:
Investment in YFVIC	$34	$36
Receivables due from YFVIC	51	48
Maximum exposure to loss in YFVIC	$85	$84
The Company recorded a $9 million settlement charge related to a one-time contract dispute with a joint venture partner during the second quarter 2022. This charge is recorded within Cost of Sales.
Equity Investments
In 2018, the Company committed to make a $15 million investment in two funds managed by venture capital firms principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each fund, the Company will periodically make capital contributions toward this total commitment amount. As of June 30, 2022, the Company has contributed a total of approximately $10 million toward the aggregate investment commitments. These limited partnerships are classified as equity method investments.

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

Current restructuring actions include the following:

•During the second quarter 2022 the Company approved and recorded $2 million of restructuring expense primarily in Europe in order to improve efficiencies and rationalize the Company's footprint. As of June 30, 2022, $1 million remains accrued related to this action.

•During the first quarter 2022 the Company approved and recorded restructuring expense, primarily impacting Europe, in order to improve efficiencies and rationalize the Company's footprint and to capture the indefinite suspension of operations in Russia. During the first six months of 2022, $2 million of restructuring expense was recorded related to this action. As of June 30, 2022, $2 million remains accrued related to this action.

•During 2021 the Company approved various restructuring programs, primarily impacting Europe and Brazil in order to improve efficiencies and rationalize the Company's footprint. During the first six months of 2022 the Company recorded $1 million of costs related to these programs. As of June 30, 2022, $2 million remains accrued related to these programs.

•During 2020 the Company approved various restructuring programs impacting engineering, administrative and manufacturing functions to improve efficiency and rationalize the Company’s footprint. During the second quarter of 2022 the Company recorded $1 million of costs related to these programs. As of June 30, 2022, $6 million remains accrued related to these programs.

•During 2018, the Company approved a restructuring program impacting legacy employees at a South America facility due to the wind-down of certain products. As of June 30, 2022, $2 million remains accrued related to this program.

•As of June 30, 2022, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its global Interiors business (the "Interiors Divestiture") of $2 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves

The Company’s restructuring reserves and related activity are summarized below.

(In millions)
December 31, 2021	$18
Expense	2
Change in estimate	1
Payments	(5)
March 31, 2022	$16
Expense	2
Change in estimate	2
Payments	(4)
Foreign exchange	(1)
June 30, 2022	$15

Impairments

During the six months ended June 30, 2022, due to the current geopolitical situation in Eastern Europe the Company indefinitely suspended operations in Russia beginning in the second quarter 2022. As such, the Company recognized a non-cash impairment charge of $2 million to fully impair property and equipment as of June 30, 2022.

During the six months ended June 30, 2022, the Company recorded a $2 million charge to reduce certain inventory in Russia to its net realizable value based on the Company’s suspension of operations in Russia during the second quarter 2022.

NOTE 4. Inventories
Inventories, net consist of the following components:

	June 30,	December 31,
(In millions)	2022	2021
Raw materials	$254	$206
Work-in-process	26	29
Finished products	26	27
	$306	$262

NOTE 5. Goodwill and Other Intangible Assets

Intangible assets, net are comprised of the following:

		June 30, 2022			December 31, 2021
(In millions)	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Developed technology	10	$40	$(39)	$1	$41	$(39)	$2
Customer related	10	92	(76)	16	96	(75)	21
Capitalized software development	5	49	(11)	38	48	(10)	38
Other	32	16	(9)	7	15	(8)	7
Subtotal		197	(135)	62	200	(132)	68
Indefinite-Lived:
Goodwill		47	—	47	50	—	50
Total		$244	$(135)	$109	$250	$(132)	$118

Capitalized software development consists of software development costs intended for integration into customer products.

NOTE 6. Other Assets

Other current assets are comprised of the following components:

	June 30,	December 31,
(In millions)	2022	2021
Receivables from non-consolidated affiliates	$51	$48
Recoverable taxes	49	40
Contractually reimbursable engineering costs	33	34
Prepaid assets and deposits	28	21
Derivative financial instruments	5	2
Royalty agreements	3	4
China bank notes	—	3
Other	6	6
	$175	$158

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions which are operating in nature. The Company redeemed $70 million and $82 million of China bank notes during the six months ended June 30, 2022 and 2021, respectively. Remaining amounts outstanding at third-party institutions related to sold bank notes will mature by the end of the fourth quarter of 2022.

In July 2022, the Company terminated the derivative financial instruments and received approximately $6 million of proceeds upon settlement.

Other non-current assets are comprised of the following components:

	June 30,	December 31,
(In millions)	2022	2021
Deferred tax assets	$47	$47
Contractually reimbursable engineering costs	31	34
Recoverable taxes	9	9
Pension assets	6	7
Royalty agreements	1	2
Other	15	12
	$109	$111
Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of $17 million during the remainder of 2022, $31 million in 2023, $12 million in 2024, $3 million in 2025, and $1 million in 2026 and beyond.

NOTE 7. Other Liabilities

Other current liabilities are summarized as follows:

	June 30,	December 31,
(In millions)	2022	2021
Deferred income	$51	$69
Payables to non-consolidated affiliates	40	20
Product warranty and recall accruals	28	30
Non-income taxes payable	23	26
Restructuring reserves	12	16
Royalty reserves	11	12
Income taxes payable	8	8
Other	44	37
	$217	$218

Other non-current liabilities are summarized as follows:

	June 30,	December 31,
(In millions)	2022	2021
Product warranty and recall accruals	$19	$20
Deferred income	16	15
Income tax reserves	8	8
Royalty agreements	4	5
Restructuring reserves	3	2
Derivative financial instruments	—	13
Other	10	12
	$60	$75

NOTE 8. Debt
The Company’s debt consists of the following:

	June 30,	December 31,
(In millions)	2022	2021
Short-Term Debt:
Short-term borrowings	$—	$4

Long-Term Debt:
Term debt facility, net	$349	$349
Short-Term Debt
Short-term borrowings are related to subsidiary borrowings. As of June 30, 2022, the Company has no short-term borrowing and there is $187 million available capacity under short-term credit facilities.
Long-Term Debt

As of June 30, 2022, the Company has an amended credit agreement ("Credit Agreement") which includes a $350 million Term Facility maturing March 24, 2024 and a $400 million Revolving Credit Facility which matures the earlier of (i) December 24, 2024, (ii) 90 days prior to the scheduled maturity of the Term Facility, or (iii) the date of the termination of the Company's Credit Agreement.

The Company has no outstanding borrowings on the Revolving Credit Facility as of June 30, 2022.

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

Other

The Company has a $5 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of June 30, 2022. Additionally, the Company had $4 million of locally issued letters of credit with $2 million of collateral as of June 30, 2022, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

Subsequent Event

On July 19, 2022, the Company entered into a new amendment to the Credit Agreement to, among other things, extend the maturity dates of both facilities. The amended Revolving Credit Facility and Term Facility will mature on July 19, 2027 as disclosed in the Form 8-K filed with the Securities and Exchange Commission on July 22, 2022.

NOTE 9. Employee Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended June 30, 2022 and 2021 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2022	2021	2022	2021
Costs Recognized in Income:
Pension service (cost):
Service cost	$—	$—	$(1)	$—
Pension financing benefits (cost):
Interest cost	$(5)	$(4)	$(1)	$(1)
Expected return on plan assets	10	10	2	2
Amortization of losses and other	—	(1)	(1)	(1)
Total pension financing benefits:	5	5	—	—

Net pension benefit (cost)	$5	$5	$(1)	$—
The Company's net periodic benefit costs for all defined benefit plans for the six month periods ended June 30, 2022 and 2021 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2022	2021	2022	2021
Costs Recognized in Income:
Pension service (cost):
Service cost	$—	$—	$(1)	$—
Pension financing benefits (costs):
Interest cost	$(10)	$(8)	$(3)	$(3)
Expected return on plan assets	20	19	4	4
Amortization of losses and other	—	(2)	(1)	(1)
Total pension financing benefits:	10	9	—	—

Net pension benefit (cost)	$10	$9	$(1)	$—
Pension financing benefits are classified as Other income, net on the Company's condensed consolidated statements of comprehensive income.
During the six months ended June 30, 2022, cash contributions to the Company's defined benefit plans were $2 million related to its non-U.S. plans. The Company estimates that total cash contributions to its non-U.S. defined benefit pension plans during 2022 will be $6 million.

NOTE 10. Income Taxes
During the six month period ended June 30, 2022, the Company recorded a provision for income tax of $15 million which reflects income tax expense in countries where the Company is profitable, accrued withholding taxes, and the inability to record a tax benefit for pretax losses and/or recognize expense for pretax income in certain jurisdictions, including the United States ("U.S."), due to valuation allowances. Pre-tax losses in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $13 million and $34 million for the six month periods ended June 30, 2022 and 2021, respectively, resulting in an increase in the Company's effective tax rate.

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

During the second quarter of 2022, there were no material changes in unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) of $8 million is included in other non-current liabilities on the condensed consolidated balance sheet, while $3 million is reflected as a reduction of a deferred tax asset related to a net operating loss included in other non-current assets on the condensed consolidated balance sheet. Outstanding income tax refund claims related primarily to India and Brazil jurisdictions, total $7 million as of June 30, 2022, and are included in other non-current assets on the condensed consolidated balance sheets.

NOTE 11. Stockholders’ Equity and Non-controlling Interests
Non-Controlling Interests
The Company's non-controlling interests are as follows:

	June 30,	December 31,
(In millions)	2022	2021
Shanghai Visteon Automotive Electronics, Co., Ltd.	$43	$45
Yanfeng Visteon Automotive Electronics Co., Ltd.	33	33
Changchun Visteon FAWAY Automotive Electronics, Co., Ltd.	16	20
Other	2	2
	$94	$100

Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Changes in AOCI:
Beginning balance	$(225)	$(321)	$(229)	$(304)
Other comprehensive income (loss) before reclassification, net of tax	(41)	14	(37)	(4)
Amounts reclassified from AOCI	1	2	1	3
Ending balance	$(265)	$(305)	$(265)	$(305)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(156)	$(148)	$(149)	$(115)
Other comprehensive income (loss) before reclassification, net of tax (a)	(50)	17	(57)	(16)
Ending balance	(206)	(131)	(206)	(131)
Net investment hedge
Beginning balance	10	(2)	4	(15)
Other comprehensive income (loss) before reclassification, net of tax (a)	7	(1)	15	13
Amounts reclassified from AOCI	1	(2)	(1)	(3)
Ending balance	18	(5)	18	(5)
Benefit plans
Beginning balance	(80)	(163)	(81)	(165)
Other comprehensive income (loss) before reclassification, net of tax (b)	1	(1)	1	—
Amounts reclassified from AOCI	—	2	1	3
Ending balance	(79)	(162)	(79)	(162)
Unrealized hedging gain (loss)
Beginning balance	1	(8)	(3)	(9)
Other comprehensive income (loss) before reclassification, net of tax (c)	1	(1)	4	(1)
Amounts reclassified from AOCI	—	2	1	3
Ending balance	2	(7)	2	(7)
Total AOCI	$(265)	$(305)	$(265)	$(305)
(a) There were no income tax effects for either period due to the valuation allowance.
(b) Net tax expense was less than $1 million related to benefit plans for the three and six months ended June 30, 2022 and 2021.
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

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to Visteon	$24	$(11)	$46	$5
Denominator:
Average common stock outstanding - basic	28.1	28.0	28.1	27.9
Dilutive effect of performance based share units and other	0.3	—	0.4	0.4
Diluted shares	28.4	28.0	28.5	28.3
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon	$0.85	$(0.39)	$1.64	$0.18

Diluted earnings (loss) per share attributable to Visteon:	$0.85	$(0.39)	$1.61	$0.18

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
As of June 30, 2022 the Company had no foreign currency economic derivative instruments. At December 31, 2021, the Company had undesignated foreign currency derivative instruments with notional amounts of $32 million and an aggregate fair value of a liability of less than $1 million as of December 31, 2021.
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
As of June 30, 2022 the Company had cross currency swaps with an aggregate notional value of $50 million. The fair value of these derivatives is an asset of $2 million.
As of December 31, 2021, the Company had cross currency swaps with an aggregate notional value of $250 million. The fair value of these derivatives was an asset of $2 million and a non-current liability of $9 million. During April 2022, the Company terminated certain of these cross currency swaps and received $5 million of proceeds upon settlement. There was no ineffectiveness associated with such derivatives at the time of the termination.
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
As of June 30, 2022 the Company had interest rate swaps of $100 million. The fair value of these derivatives is an asset of $3 million as of June 30, 2022. As of June 30, 2022, a gain of $2 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next twelve months.
As of December 31, 2021, the Company had interest rate swaps with an aggregate notional value of $300 million. The fair value of these derivatives was a non-current liability of $4 million. In April 2022, the Company terminated certain of these interest rate swaps and paid $2 million upon settlement.
Subsequent Event
In July 2022, the Company terminated all remaining derivative financial instruments and received approximately $6 million of proceeds upon settlement. Simultaneously, the Company executed new cross currency swaps with a notional value of $200 million and interest rate swaps with a notional value of $250 million.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the three and six months ended June 30, 2022 and 2021 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)		Recorded in (Income) Loss
(In millions)	2022	2021	2022	2021	2022	2021
Three months ended June 30,
Foreign currency risk - Cost of sales:
Foreign currency derivative instruments	$—	$—	$—	$—	$—	$1
Interest rate risk - Interest expense, net:
Interest rate swaps	1	(1)	—	(2)	—	—
Cross currency swaps	7	(1)	(1)	2	—	—
	$8	$(2)	$(1)	$—	$—	$1
Six months ended June 30,
Foreign currency risk - Cost of sales:
Foreign currency derivative instruments	$—	$—	$—	$—	$3	$1
Interest rate risk - Interest expense, net:
Interest rate swaps	4	(1)	(1)	(3)	—	—
Cross currency swaps	15	13	1	3	—	—
	$19	$12	$—	$—	$3	$1
Items Not Carried at Fair Value
The Company's fair value of debt was $338 million and $354 million as of June 30, 2022 and December 31, 2021, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2 in the fair value hierarchy.
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
The Company's credit risk with any single customer does not exceed ten percent of total accounts receivable except for Ford and GM and their affiliates. Ford represents 16% and 18% of the Company's balance as of June 30, 2022 and December 31, 2021, respectively. GM represents 10% and 8% of the Company's balance as of June 30, 2022 and December 31, 2021, respectively.

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
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. The Company maintained accruals of $9 million for claims aggregating $56 million in Brazil as of June 30, 2022. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
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
Guarantees and Commitments
As part of 2015 divestitures involving the Company's former climate and interiors businesses, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of June 30, 2022, the Company has $2 million and $2 million of outstanding guarantees, related to the divested Climate and Interiors entities, respectively. The guarantees represent the maximum potential amount that the Company could be required to pay under the guarantees in the event of default by the guaranteed parties. The guarantees will generally cease upon expiration of current lease agreement which expire in 2026 and 2024 for the Climate and Interiors entities, respectively.

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
The following table provides a rollforward of changes in the product warranty and recall claims liability:

	Six Months Ended June 30,
(In millions)	2022	2021
Beginning balance	$50	$64
Provisions	7	8
Changes in estimates	3	1
Currency/other	(3)	(2)
Settlements	(10)	(10)
Ending balance	$47	$61

Other Contingent Matters

Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against the Company, including those arising out of alleged defects in the Company’s products; governmental regulations relating to safety; employment-related matters; customer, supplier and other contractual relationships; intellectual property rights; product warranties; customs and international trade regulations; product recalls; product liability claims; and environmental matters. Some of the foregoing matters may involve compensatory, punitive or antitrust or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, or other relief which, if granted, would require very large expenditures. The Company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impracticable to estimate.

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraphs where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of June 30, 2022 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

Segment Adjusted EBITDA and reconciliation to net income (loss) attributable to Visteon is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Net income (loss) attributable to Visteon Corporation	$24	$(11)	$46	$5
Depreciation and amortization	25	28	52	55
Provision for income taxes	7	4	15	16
Non-cash, stock-based compensation expense	8	5	13	9
Restructuring and impairment expense	4	1	11	—
Interest expense, net	3	2	5	4
Net income (loss) attributable to non-controlling interests	(1)	—	—	3
Equity in net income of non-consolidated affiliates	(1)	—	(4)	—
Other	10	1	12	2
Adjusted EBITDA	$79	$30	$150	$94

Revenue Recognition

Disaggregated net sales by geographical market and product lines is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Geographical Markets
Europe	$311	$219	$594	$495
Americas	281	159	520	361
China Domestic	109	115	251	239
China Export	46	43	94	97
Other Asia-Pacific	130	95	264	214
Eliminations	(29)	(21)	(57)	(50)
	$848	$610	$1,666	$1,356

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2022	2021	2022	2021
Product Lines
Instrument clusters	$415	$298	$805	$649
Information displays	121	97	254	215
Infotainment	106	77	216	195
Cockpit domain controller	101	43	183	89
Body and security	36	28	69	63
Telematics	20	16	37	34
Other	49	51	102	111
	$848	$610	$1,666	$1,356
During the six months ended June 30, 2022, revenue recognized related to performance obligations satisfied in previous periods represented less than 1% of consolidated net sales. The Company has no material contract assets, contract liabilities, or capitalized contract acquisition costs as of June 30, 2022.

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

Financial Results

The pie charts below highlight the net sales breakdown for Visteon for the three and six months ended June 30, 2022.
Three Months Ended June 30, 2022
Six Months Ended June 30, 2022
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

Results of Operations - Three Months Ended June 30, 2022 and 2021
The Company's consolidated results of operations for the three months ended June 30, 2022 and 2021 were as follows:

	Three Months Ended June 30,
(In millions)	2022	2021	Change
Net sales	$848	$610	$238
Cost of sales	(774)	(575)	(199)
Gross margin	74	35	39
Selling, general and administrative expenses	(43)	(44)	1
Restructuring and impairment	(4)	(1)	(3)
Interest expense, net	(3)	(2)	(1)
Equity in net income of non-consolidated affiliates	1	—	1
Other income, net	5	5	—
Provision for income taxes	(7)	(4)	(3)
Net income (loss)	23	(11)	34
Less: Net (income) loss attributable to non-controlling interests	1	—	1
Net income (loss) attributable to Visteon Corporation	$24	$(11)	$35
Adjusted EBITDA*	$79	$30	$49
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Three months ended June 30, 2021	$610	$(575)	$35
Volume, mix, and net new business	137	(106)	31
Currency	(21)	23	2
Customer pricing	122	—	122
Engineering costs, net *	—	4	4
Cost performance, design changes and other	—	(120)	(120)
Three months ended June 30, 2022	$848	$(774)	$74
*Excludes the impact of currency.
Net sales for the three months ended June 30, 2022 totaled $848 million, representing an increase of $238 million compared with the same period of 2021. Volumes and net new business increased net sales by $137 million. Unfavorable currency decreased net sales by $21 million, primarily attributable to the euro and Japanese yen. Favorable customer pricing increased net sales by $122 million primarily driven by customer recoveries related to supply chain and material cost increases associated with the worldwide semiconductor supply shortage.
Cost of sales increased by $199 million for the three months ended June 30, 2022 compared with the same period in 2021. Volume, mix and net new business increased cost of sales by $106 million. Foreign currency decreased cost of sales by $23 million, primarily attributable to the euro and Japanese yen. Net engineering costs, excluding currency, decreased cost of sales by $4 million. Unfavorable cost performance, design changes, and other increased cost of sales by $120 million primarily due to supply chain and material cost impacts associated with the worldwide semiconductor supply shortage.

A summary of net engineering costs is shown below:

	Three Months Ended June 30,
(In millions)	2022	2021
Gross engineering costs	$(81)	$(86)
Engineering recoveries	40	39
Engineering costs, net	$(41)	$(47)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $41 million for the three months ended June 30, 2022, including the impacts of currency, were $6 million lower than the same period of 2021. This decrease is primarily related to lower engineering personnel costs during the second quarter of 2022.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $43 million and $44 million, during the three months ended June 30, 2022 and 2021, respectively.

Restructuring and impairment
During the second quarter 2022, the Company aimed to improve efficiencies primarily in Europe and rationalize the Company's footprint. As such, the Company recorded $2 million of restructuring expense primarily related to employee severance.

Interest Expense, Net

Interest expense, net, for the three months ended June 30, 2022 and 2021 was $3 million and $2 million, respectively. Interest expense for these periods is primarily related to the borrowings on the Company's term debt facility.
Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was $1 million and less than $1 million for the three months ended June 30, 2022 and 2021, respectively. The increase in income is primarily attributable due to increased volumes at the Company's non-consolidated affiliates.

Other Income, Net

Other income, net of $5 million for the three-month periods ending June 30, 2022 and 2021 is primarily due to net pension financing benefits.

Income Taxes

The Company's provision for income taxes of $7 million for the three months ended June 30, 2022 represents an increase of $3 million compared with $4 million in the same period of 2021. The increase in tax expense is attributable to the overall year over year increase in profit before tax excluding equity income, including changes in the mix of earnings and differing rates between jurisdictions, and the non-recurrence of a $1 million tax benefit related to enacted tax law changes in the U.K. resulting in the remeasurement of net deferred tax assets. These increases were partially offset by a $1 million decrease in withholding taxes driven primarily by favorable exchange.

Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 15, "Segment Information") was $79 million for the three months ended June 30, 2022, representing an increase of $49 million when compared to $30 million for the same period of 2021. The change was primarily driven by higher sales volumes and increased net customer recoveries related to supply chain and material cost increases associated with the worldwide semiconductor supply shortage.

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the three months ended June 30, 2022 and 2021, is as follows:

	Three Months Ended June 30,
(In millions)	2022	2021	Change
Net income (loss) attributable to Visteon Corporation	$24	$(11)	$35
Depreciation and amortization	25	28	(3)
Non-cash, stock-based compensation expense	8	5	3
Provision for income taxes	7	4	3
Restructuring and impairment expense	4	1	3
Interest expense, net	3	2	1
Net income attributable to non-controlling interests	(1)	—	(1)
Equity in net income of non-consolidated affiliates	(1)	—	(1)
Other	10	1	9
Adjusted EBITDA	$79	$30	$49

Results of Operations - Six Months Ended June 30, 2022 and 2021
The Company's consolidated results of operations for the six months ended June 30, 2022 and 2021 were as follows:

	Six Months Ended June 30,
(In millions)	2022	2021	Change
Net sales	$1,666	$1,356	$310
Cost of sales	(1,516)	(1,248)	(268)
Gross margin	150	108	42
Selling, general and administrative expenses	(87)	(89)	2
Restructuring and impairment	(11)	—	(11)
Interest expense, net	(5)	(4)	(1)
Equity in net income of non-consolidated affiliates	4	—	4
Other income, net	10	9	1
Provision for income taxes	(15)	(16)	1
Net income (loss)	46	8	38
Less: Net (income) loss attributable to non-controlling interests	—	(3)	3
Net income (loss) attributable to Visteon Corporation	$46	$5	$41
Adjusted EBITDA*	$150	$94	$56
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Six Months Ended June 30, 2021	$1,356	$(1,248)	$108
Volume, mix, and net new business	182	(139)	43
Currency	(33)	32	(1)
Customer pricing	163	—	163
Engineering costs, net *	—	14	14
Cost performance, design changes and other	(2)	(175)	(177)
Six Months Ended June 30, 2022	$1,666	$(1,516)	$150
*Excludes the impact of currency.
Net sales for the six months ended June 30, 2022 totaled $1,666 million, representing an increase of $310 million compared with the same period of 2021. Volumes and net new business increased net sales by $182 million. Unfavorable currency decreased net sales by $33 million, primarily attributable to the euro and Japanese yen. Favorable customer pricing increased net sales by $163 million primarily driven by customer recoveries related to supply chain and material cost increases associated with the worldwide semiconductor supply shortage.
Cost of sales increased by $268 million for the six months ended June 30, 2022 compared with the same period in 2021. Volume, mix, and net new business increased cost of sales by $139 million. Foreign currency decreased cost of sales by $32 million, primarily attributable to the euro and Japanese yen. Net engineering costs, excluding currency, decreased cost of sales by $14 million. Unfavorable cost performance, design changes and other increased cost of sales by $175 million primarily due supply chain and material cost impacts associated with the worldwide semiconductor supply shortage.
A summary of net engineering costs is shown below:

	Six Months Ended June 30,
(In millions)	2022	2021
Gross engineering costs	$(162)	$(166)
Engineering recoveries	73	60
Engineering costs, net	$(89)	$(106)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $89 million for the six months ended June 30, 2022, including the impacts of currency, were $17 million lower than the same period of 2021. This decrease is primarily related to increased engineering recoveries during the first half 2022.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $87 million and $89 million, during the six months ended June 30, 2022 and 2021, respectively.

Restructuring and impairment
During the second quarter 2022, the Company approved and recorded $2 million of restructuring expense primarily in Europe in order to improve efficiencies and rationalize the Company's footprint.

During the first quarter 2022, the Company approved and recorded restructuring expense, primarily impacting Europe, in order to improve efficiencies and rationalize the Company's footprint and to capture the indefinite suspension of operations in Russia. During the first six months of 2022, $2 million of restructuring expense was recorded related to this action.

During the six months ended June 30, 2022, due to the current geopolitical situation in Eastern Europe the Company indefinitely suspended operations in Russia beginning in the second quarter 2022. As such, the Company recognized a non-cash impairment charge of $2 million to fully impair property and equipment as of June 30, 2022.

During the six months ended June 30, 2022, the Company recorded a $2 million charge to reduce certain inventory in Russia to its net realizable value based on the Company’s suspension of operations in Russia during the second quarter 2022.

Interest Expense, Net

Interest expense, net, for the six months ended June 30, 2022 and 2021 was $5 million and $4 million, respectively. Interest expense for these periods is primarily related to the borrowings on the Company's term debt facility.
Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was $4 million and less than $1 million for the six months ended June 30, 2022 and 2021, respectively. The increase in income is primarily attributable due to increased sales at the Company's non-consolidated affiliates.

Other Income, Net

Other income, net of $10 million and $9 million for the six-month periods ending June 30, 2022 and 2021 is primarily due to net pension financing benefits.

Income Taxes

The Company's provision for income taxes of $15 million for the six months ended June 30, 2022 represents a decrease of $1 million compared with $16 million in the same period of 2021. The decrease in tax expense is attributable to several items including the non-recurrence of a $2 million provision for income taxes related to uncertain tax positions attributable to certain related party transactions, the $1 million decrease in withholding taxes driven primarily by favorable exchange, offset by increases in tax expense attributable primarily to the overall year over year increase in profit before tax excluding equity income, including changes in the mix of earnings and differing tax rates between jurisdictions.

Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 15, "Segment Information") was $150 million for the six months ended June 30, 2022, representing an increase of $56 million when compared to $94 million for the same period of 2021. The change was primarily driven by higher sales volumes and increased net customer recoveries related to supply chain and material cost increases associated with the worldwide semiconductor supply shortage.

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the six months ended June 30, 2022 and 2021, is as follows:

	Six Months Ended June 30,
(In millions)	2022	2021	Change
Net income (loss) attributable to Visteon Corporation	$46	$5	$41
Depreciation and amortization	52	55	(3)
Provision for income taxes	15	16	(1)
Non-cash, stock-based compensation expense	13	9	4
Interest expense, net	5	4	1
Net income (loss) attributable to non-controlling interests	—	3	(3)
Restructuring and impairment expense	11	—	11
Equity in net income of non-consolidated affiliates	$(4)	—	(4)
Other	12	2	10
Adjusted EBITDA	$150	$94	$56

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
Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of June 30, 2022, the Company’s corporate credit rating is Ba3 and BB- by Moody’s and Standard & Poor’s, respectively. See Note 8, "Debt" for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which may be utilized by the Company's local subsidiaries and consolidated joint ventures, had availability of $187 million and the Company had $400 million of available credit under the revolving credit facility, as of June 30, 2022. As of June 30, 2022, the Company was in compliance with all its debt covenants.
Cash Balances
As of June 30, 2022, the Company had total cash and cash equivalents of $325 million, including $3 million of restricted cash. Cash balances totaling $273 million were located in jurisdictions outside of the United States, of which approximately $45 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017. However, the Company would be required to accrue additional tax expense primarily related to foreign withholding taxes.
Other Items Affecting Liquidity
During the six months ended June 30, 2022, cash contributions to the Company's defined benefit plans were $2 million related to its non-U.S. plans. The Company estimates that total cash contributions to its non-U.S. defined benefit pension plans during 2022 will be $6 million.

During the six months ended June 30, 2022, the Company paid $9 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is included in Note 3, "Restructuring Activities."

The Company committed to make a $15 million investment in two funds managed by venture capital firms principally focused on the automotive sector pursuant to limited partnership agreements. As of June 30, 2022, the Company contributed $10 million toward the aggregate investment commitments. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount.

The Company may be required to make significant cash outlays related to its unrecognized tax benefits, including interest and penalties. As of June 30, 2022, the Company had unrecognized tax benefits, including interest and penalties, that would be expected to result in a cash outlay of $8 million. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the period of cash settlement, if any, with the respective taxing authorities.

Cash Flows
Operating Activities
The Company used $72 million of cash from operating activities during the six months ended June 30, 2022. The decrease in cash from operations of $73 million is primarily attributable to increased working capital outflows. Increased working capital outflows of $88 million as compared to prior year were primarily attributed to higher receivables due to increased sales and higher inventory levels resulting from the uneven supply chain environment, an increase in safety stock levels, and higher raw material prices. These increases were partially offset by an increase in Adjusted EBITDA (a non-GAAP financial measure, as discussed in Note 15, "Segment Information").

Investing Activities
Net cash used by investing activities during the both six months ended June 30, 2022 and 2021 totaled $31 million. Cash used by investing activities during 2022 is primarily attributable to capital expenditures during the six months ended June 30, 2022, partially offset by the settlement of net investment hedges of $5 million during the second quarter.
Financing Activities
Cash used by financing activities during the six months ended June 30, 2022 was $4 million and is attributable to the payment of subsidiary borrowings.

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
•Disruptions in information technology systems including, but not limited to, system failure, cyber-attack, malicious computer software (malware), unauthorized physical or electronic access, or other natural or man-made incidents or disasters.
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
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be $5 million and $29 million for currency derivative financial instruments as of June 30, 2022 and December 31, 2021, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
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
As of June 30, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2022.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II
Other Information

Item 1.    Legal Proceedings

See the information above under Note 14, "Commitments and Contingencies," to the condensed consolidated financial statements which is incorporated herein by reference.

Item 1A.Risk Factors
Except as set forth below, as of June 30, 2022, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2021 filed with the SEC on February 17, 2022.

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

Item 6.Exhibits
The exhibits listed on the "Exhibit Index" on Page 35 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated July 28, 2022.
31.2	Rule 13a-14(a) Certification of Senior Vice President, Chief Financial Officer dated July 28, 2022.
32.1	Section 1350 Certification of Chief Executive Officer dated July 28, 2022.
32.2	Section 1350 Certification of Senior Vice President, Chief Financial Officer dated July 28, 2022.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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
Date: July 28, 2022