Form 10-Q
period 2022-09-30
VISTEON CORP
filed 2022-10-27
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No ☐
As of October 21, 2022, the registrant had outstanding 28,142,789 shares of common stock.
Exhibit index located on page number 38.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.Condensed Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net sales	$1,026	$631	$2,692	$1,987
Cost of sales	(922)	(584)	(2,438)	(1,832)
Gross margin	104	47	254	155
Selling, general and administrative expenses	(47)	(42)	(134)	(131)
Restructuring and impairment	(1)	2	(12)	2
Interest expense	(3)	(2)	(10)	(8)
Interest income	1	—	3	2
Equity in net (loss) income of non-consolidated affiliates	(1)	2	3	2
Other income, net	5	4	15	13
Income (loss) before income taxes	58	11	119	35
Provision for income taxes	(9)	(4)	(24)	(20)
Net income (loss)	49	7	95	15
Less: Net (income) loss attributable to non-controlling interests	(5)	(2)	(5)	(5)
Net income (loss) attributable to Visteon Corporation	$44	$5	$90	$10

Comprehensive income (loss)	$15	$1	$21	$10
Less: Comprehensive (income) loss attributable to non-controlling interests	—	(1)	4	(6)
Comprehensive income (loss) attributable to Visteon Corporation	$15	$—	$25	$4

Basic earnings (loss) per share attributable to Visteon Corporation	$1.57	$0.18	$3.20	$0.36

Diluted earnings (loss) per share attributable to Visteon Corporation	$1.54	$0.18	$3.16	$0.35

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	(Unaudited)
	September 30,	December 31,
	2022	2021
ASSETS
Cash and equivalents	$362	$452
Restricted cash	3	3
Accounts receivable, net	733	549
Inventories, net	341	262
Other current assets	155	158
Total current assets	1,594	1,424
Property and equipment, net	336	388
Intangible assets, net	101	118
Right-of-use assets	120	139
Investments in non-consolidated affiliates	51	54
Other non-current assets	124	111
Total assets	$2,326	$2,234
LIABILITIES AND EQUITY
Short-term debt	$9	$4
Accounts payable	645	522
Accrued employee liabilities	79	80
Current lease liability	27	28
Other current liabilities	220	218
Total current liabilities	980	852
Long-term debt, net	340	349
Employee benefits	171	198
Non-current lease liability	97	117
Deferred tax liabilities	26	27
Other non-current liabilities	63	75
Stockholders’ equity:
Preferred stock (par value 0.01, 50 million shares authorized, none outstanding as of September 30, 2022 and December 31, 2021)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 28.1 and 28.0 million shares outstanding as of September 30, 2022 and December 31, 2021, respectively)	1	1
Additional paid-in capital	1,351	1,349
Retained earnings	1,754	1,664
Accumulated other comprehensive loss	(294)	(229)
Treasury stock	(2,257)	(2,269)
Total Visteon Corporation stockholders’ equity	555	516
Non-controlling interests	94	100
Total equity	649	616
Total liabilities and equity	$2,326	$2,234

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2022	2021
Operating Activities
Net income (loss)	$95	$15
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	79	82
Non-cash stock-based compensation	19	13
Equity in net loss (income) of non-consolidated affiliates, net of dividends remitted	—	14
Impairments	4	—
Other non-cash items	(2)	4
Changes in assets and liabilities:
Accounts receivable	(244)	50
Inventories	(112)	(82)
Accounts payable	173	(68)
Other assets and other liabilities	(10)	(40)
Net cash (used by) provided from operating activities	2	(12)
Investing Activities
Capital expenditures, including intangibles	(54)	(54)
Contributions to equity method investments	(1)	(3)
Settlement of derivative contracts	9	—
Loan repayments from non-consolidated affiliates	—	2
Other	2	5
Net cash used by investing activities	(44)	(50)
Financing Activities
Borrowings on term debt facility	350	—
Payments on term debt facility	(350)	—
Dividends to non-controlling interests	—	(33)
Short-term debt, net	(4)	6
Other	(3)	1
Net cash (used by) provided from financing activities	(7)	(26)
Effect of exchange rate changes on cash	(41)	(11)
Net decrease in cash, equivalents, and restricted cash	(90)	(99)
Cash, equivalents, and restricted cash at beginning of the period	455	500
Cash, equivalents, and restricted cash at end of the period	$365	$401

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2021	$1	$1,349	$1,664	$(229)	$(2,269)	$516	$100	$616
Net income (loss)	—	—	22	—	—	22	1	23
Other comprehensive income (loss)	—	—	—	4	—	4	—	4
Stock-based compensation, net	—	(10)	—	—	9	(1)	—	(1)
March 31, 2022	$1	$1,339	$1,686	$(225)	$(2,260)	$541	$101	$642
Net income (loss)	—	—	24	—	—	24	(1)	23
Other comprehensive income (loss)	—	—	—	(40)	—	(40)	(4)	(44)
Stock-based compensation, net	—	6	—	—	1	7	—	7
Dividends to non-controlling interest	—	—	—	—	—	—	(2)	(2)
June 30, 2022	$1	$1,345	$1,710	$(265)	$(2,259)	$532	$94	$626
Net income (loss)	—	—	44	—	—	44	5	49
Other comprehensive income (loss)	—	—	—	(29)	—	(29)	(5)	(34)
Stock-based compensation, net	—	6	—	—	2	8	—	8
September 30, 2022	$1	$1,351	$1,754	$(294)	$(2,257)	$555	$94	$649

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2020	$1	$1,348	$1,623	$(304)	$(2,281)	$387	$123	$510
Net income (loss)	—	—	16	—	—	16	3	19
Other comprehensive income (loss)	—	—	—	(17)	—	(17)	(1)	(18)
Stock-based compensation, net	—	(11)	—	—	9	(2)	—	(2)
Dividends to non-controlling interest	—	—	—	—	—	—	(3)	(3)
March 31, 2021	$1	$1,337	$1,639	$(321)	$(2,272)	$384	$122	$506
Net income (loss)	—	—	(11)	—	—	(11)	—	(11)
Other comprehensive income (loss)	—	—	—	16	—	16	3	19
Stock-based compensation, net	—	4	—	—	1	5	—	5
Cash dividend	—	—	—	—	—	—	(1)	(1)
Dividends to non-controlling interest	—	—	—	—	—	—	(31)	(31)
June 30, 2021	$1	$1,341	$1,628	$(305)	$(2,271)	$394	$93	$487
Net income (loss)	—	—	5	—	—	5	2	7
Other comprehensive income (loss)	—	—	—	(5)	—	(5)	(1)	(6)
Stock-based compensation, net	—	3	—	—	2	5	—	5
September 30, 2021	$1	$1,344	$1,633	$(310)	$(2,269)	$399	$94	$493

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

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after September 30, 2022, including those resulting from the impacts of COVID-19 and the subsequent semiconductor supply shortage, as further described in Note 14, "Commitments and Contingencies", will be reflected in management's estimates in future periods.

Allowance for Doubtful Accounts: The Company establishes an allowance for doubtful accounts for accounts receivable based on the current expected credit loss impairment model (“CECL”). The Company applies a historical loss rate based on historic write-offs by region to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. The allowance for doubtful accounts was $5 million and $4 million of September 30, 2022 and December 31, 2021, respectively.

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

NOTE 2. Non-Consolidated Affiliates

Investments in Affiliates

The Company's investments in non-consolidated equity method affiliates include the following:

	September 30,	December 31,
(In millions)	2022	2021
Yanfeng Visteon Investment Co., Ltd. ("YFVIC") (50%)	$30	$36
Limited partnerships	13	10
Other	8	8
Total investments in non-consolidated affiliates	$51	$54

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
The Company's investments in YFVIC consists of the following:

	September 30,	December 31,
(In millions)	2022	2021
Payables due to YFVIC	$41	$20
Exposure to loss in YFVIC:
Investment in YFVIC	$30	$36
Receivables due from YFVIC	48	48
Maximum exposure to loss in YFVIC	$78	$84
The Company recorded a $9 million settlement charge related to a one-time contract dispute with a joint venture partner during the second quarter 2022. This charge is recorded within Cost of Sales.
Equity Investments
In 2018, the Company committed to make a $15 million investment in two funds managed by venture capital firms principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each fund, the Company will periodically make capital contributions toward this total commitment amount. As of September 30, 2022, the Company has contributed a total of approximately $10 million toward the aggregate investment commitments. These limited partnerships are classified as equity method investments.

NOTE 3. Restructuring and Impairments
Given the economically-sensitive and highly competitive nature of the automotive electronics industry, the Company continues to closely monitor current market factors and industry trends, including potential impacts related to COVID-19, taking action as necessary which may include restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position, and cash flows.

Current restructuring actions include the following:

•During 2022, the Company approved and recorded $5 million of restructuring expense, primarily impacting Europe, in order to improve efficiencies and rationalize the Company's footprint, including the indefinite suspension of operations in Russia. As of September 30, 2022, $4 million remains accrued related to these actions.

•During 2020, the Company approved various restructuring programs impacting engineering, administrative and manufacturing functions to improve efficiency and rationalize the Company’s footprint. During the first nine months of 2022 the Company recorded $2 million of costs related to these programs. As of September 30, 2022, $4 million remains accrued related to these programs.

•During prior periods the Company approved various restructuring programs to improve efficiencies which do not relate to the programs described above. As of September 30, 2022, $5 million remains accrued related to these previously announced actions.

Restructuring Reserves

The Company’s restructuring reserves and related activity are summarized below.

(In millions)
December 31, 2021	$18
Expense	2
Change in estimate	1
Payments	(5)
March 31, 2022	$16
Expense	2
Change in estimate	2
Payments	(4)
Foreign exchange	(1)
June 30, 2022	$15
Expense	1
Payments	(3)
September 30, 2022	$13

Impairments

During the nine months ended September 30, 2022, due to the current geopolitical situation in Eastern Europe the Company indefinitely suspended operations in Russia beginning in the second quarter 2022. As such, the Company recognized a non-cash impairment charge of $2 million to fully impair property and equipment as of September 30, 2022. The Company also recorded a $2 million charge to reduce certain inventory in Russia to its net realizable value based on the Company’s suspension of operations in Russia during the second quarter 2022.

NOTE 4. Inventories
Inventories, net consist of the following components:

	September 30,	December 31,
(In millions)	2022	2021
Raw materials	$294	$206
Work-in-process	16	29
Finished products	31	27
	$341	$262

NOTE 5. Goodwill and Other Intangible Assets

Intangible assets, net are comprised of the following:

		September 30, 2022			December 31, 2021
(In millions)	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Developed technology	10	$40	$(39)	$1	$41	$(39)	$2
Customer related	10	87	(74)	13	96	(75)	21
Capitalized software development	5	49	(13)	36	48	(10)	38
Other	32	15	(9)	6	15	(8)	7
Subtotal		191	(135)	56	200	(132)	68
Indefinite-Lived:
Goodwill		45	—	45	50	—	50
Total		$236	$(135)	$101	$250	$(132)	$118

Capitalized software development consists of software development costs intended for integration into customer products.

NOTE 6. Other Assets

Other current assets are comprised of the following components:

	September 30,	December 31,
(In millions)	2022	2021
Receivables from non-consolidated affiliates	$51	$48
Recoverable taxes	48	40
Contractually reimbursable engineering costs	33	34
Prepaid assets and deposits	19	21
Royalty agreements	2	4
China bank notes	—	3
Other	2	8
	$155	$158

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions which are operating in nature. The Company redeemed $101 million and $114 million of China bank notes during the nine months ended September 30, 2022 and 2021, respectively. Remaining amounts outstanding at third-party institutions related to sold bank notes will mature by the end of the first quarter of 2023.

During 2022, the Company terminated derivative financial instruments and received approximately $9 million of proceeds upon settlement. See Note 13, "Fair Value Measurements and Financial Instruments" for further details.

Other non-current assets are comprised of the following components:

	September 30,	December 31,
(In millions)	2022	2021
Deferred tax assets	$45	$47
Contractually reimbursable engineering costs	30	34
Derivative financial instruments	14	—
Recoverable taxes	8	9
Pension assets	5	7
Royalty agreements	—	2
Other	22	12
	$124	$111
Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of $7 million during the remainder of 2022, $35 million in 2023, $17 million in 2024, $3 million in 2025, and $1 million in 2026 and beyond.

NOTE 7. Other Liabilities

Other current liabilities are summarized as follows:

	September 30,	December 31,
(In millions)	2022	2021
Deferred income	$48	$69
Payables to non-consolidated affiliates	42	20
Non-income taxes payable	34	26
Product warranty and recall accruals	28	30
Income taxes payable	13	8
Royalty reserves	12	12
Restructuring reserves	9	16
Other	34	37
	$220	$218

Other non-current liabilities are summarized as follows:

	September 30,	December 31,
(In millions)	2022	2021
Product warranty and recall accruals	$19	$20
Deferred income	16	15
Income tax reserves	8	8
Restructuring reserves	4	2
Royalty agreements	3	5
Derivative financial instruments	—	13
Other	13	12
	$63	$75

NOTE 8. Debt
The Company’s debt consists of the following:

	September 30,	December 31,
(In millions)	2022	2021
Short-Term Debt:
Current portion of long-term debt	$9	$—
Short-term borrowings	—	4
	$9	$4

Long-Term Debt:
Term debt facility, net	$340	$349
As of December 31, 2021, the Company had an amended credit agreement ("Credit Agreement") which included a $350 million Term Facility maturing March 24, 2024 and a $400 million Revolving Credit Facility.
On July 19, 2022, the Company entered into a new amendment to the Credit Agreement to, among other things, extend the maturity dates of both facilities. The amended Revolving Credit Facility and Term Facility will mature on July 19, 2027. The amendment changed the method the Term Loan and Revolving Credit Facility accrue interest from a LIBOR-based rate to a Secured Overnight Financing Rate ("SOFR") based rate.
In connection with amending both the Term Facility and Revolving Credit Facility, the Company recorded $1 million of interest expense. The Company also deferred $2 million of costs as a non-current asset and $1 million of costs net of Long-term debt. The deferred costs will be amortized over the term of the debt facilities.
Short-Term Debt

Terms of the amended credit facility require a quarterly principal payment equal to 1.25% of the original term debt balance. The first required payment is due during the second quarter 2023.

Short-term borrowings at December 31, 2021 are related to subsidiary borrowings.

As of September 30, 2022, the Company has no other short-term borrowings, including at the Company's subsidiaries. The Company's subsidiaries have access to $178 million of capacity under short-term credit facilities.

Long-Term Debt

The Company has no outstanding borrowings on the Revolving Credit Facility as of September 30, 2022.

Interest on the Term Facility and Revolving Credit Facility accrue interest at a rate equal to a SOFR-based rate plus an applicable margin of between 1.00% and 1.75%, as determined by the Company's total gross leverage ratio.

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

The Revolving Credit Facility also provides $75 million availability for the issuance of letters of credit and a maximum of $20 million for swing line borrowings. Any amount of the facility utilized for letters of credit or swing line loans outstanding will reduce the amount available under the existing Revolving Credit Facility. The Company may request increases in the limits under the Credit Agreement and may request the addition of one or more term loan facilities. Outstanding borrowings may be prepaid without penalty (other than borrowings made for the purpose of reducing the effective interest rate margin or weighted average yield of the loans). There are mandatory prepayments of principle in connection with: (i) excess cash flow sweeps above certain leverage thresholds, (ii) certain asset sales or other dispositions, (iii) certain refinancing of indebtedness and (iv) over-advances under the Revolving Credit Facility. There are no excess cash flow sweeps required at the Company’s current leverage level.

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

Other

The Company has a $5 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of September 30, 2022. Additionally, the Company had $3 million of locally issued bank guarantees and letters of credit as of September 30, 2022, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 9. Employee Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended September 30, 2022 and 2021 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2022	2021	2022	2021
Costs Recognized in Income:
Pension service (cost):
Service cost	$—	$—	$—	$(1)
Pension financing benefits (cost):
Interest cost	$(5)	$(5)	$(2)	$(1)
Expected return on plan assets	10	9	2	2
Amortization of losses and other	—	—	—	(1)
Total pension financing benefits:	5	4	—	—

Net pension benefit (cost)	$5	$4	$—	$(1)
The Company's net periodic benefit costs for all defined benefit plans for the nine month periods ended September 30, 2022 and 2021 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2022	2021	2022	2021
Costs Recognized in Income:
Pension service (cost):
Service cost	$—	$—	$(1)	$(1)
Pension financing benefits (costs):
Interest cost	$(15)	$(13)	$(5)	$(4)
Expected return on plan assets	30	28	6	6
Amortization of losses and other	—	(2)	(1)	(2)
Total pension financing benefits:	15	13	—	—

Net pension benefit (cost)	$15	$13	$(1)	$(1)
Pension financing benefits are classified as Other income, net on the Company's condensed consolidated statements of comprehensive income.
During the nine months ended September 30, 2022, cash contributions to the Company's defined benefit plans were $5 million related to its non-U.S. plans. The Company estimates that total cash contributions to its non-U.S. defined benefit pension plans during 2022 will be $6 million.

NOTE 10. Income Taxes
During the nine month period ended September 30, 2022, the Company recorded a provision for income tax of $24 million which reflects income tax expense in countries where the Company is profitable, accrued withholding taxes, and the inability to record a tax benefit for pretax losses and/or recognize expense for pretax income in certain jurisdictions, including the United States ("U.S."), due to valuation allowances. Pre-tax losses in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $16 million and $48 million for the nine month periods ended September 30, 2022 and 2021, respectively, resulting in an increase in the Company's effective tax rate.

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

During the third quarter of 2022, there were no material changes in unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) of $8 million is included in other non-current liabilities on the condensed consolidated balance sheet, while $3 million is reflected as a reduction of a deferred tax asset related to a net operating loss included in other non-current assets on the condensed consolidated balance sheet. Outstanding income tax refund claims, related primarily to India and Brazil jurisdictions, total $6 million as of September 30, 2022 and are included in other non-current assets on the condensed consolidated balance sheets.

NOTE 11. Stockholders’ Equity and Non-controlling Interests
Non-Controlling Interests
The Company's non-controlling interests are as follows:

	September 30,	December 31,
(In millions)	2022	2021
Shanghai Visteon Automotive Electronics, Co., Ltd.	$43	$45
Yanfeng Visteon Automotive Electronics Co., Ltd.	32	33
Changchun Visteon FAWAY Automotive Electronics, Co., Ltd.	17	20
Other	2	2
	$94	$100

Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Changes in AOCI:
Beginning balance	$(265)	$(305)	$(229)	$(304)
Other comprehensive income (loss) before reclassification, net of tax	(29)	(7)	(66)	(11)
Amounts reclassified from AOCI	—	2	1	5
Ending balance	$(294)	$(310)	$(294)	$(310)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(206)	$(131)	$(149)	$(115)
Other comprehensive income (loss) before reclassification, net of tax (a)	(45)	(13)	(102)	(29)
Ending balance	(251)	(144)	(251)	(144)
Net investment hedge
Beginning balance	18	(5)	4	(15)
Other comprehensive income (loss) before reclassification, net of tax (a)	5	5	20	18
Amounts reclassified from AOCI	—	(1)	(1)	(4)
Ending balance	23	(1)	23	(1)
Benefit plans
Beginning balance	(79)	(162)	(81)	(165)
Other comprehensive income (loss) before reclassification, net of tax (b)	2	1	3	1
Amounts reclassified from AOCI	—	1	1	4
Ending balance	(77)	(160)	(77)	(160)
Unrealized hedging gain (loss)
Beginning balance	2	(7)	(3)	(9)
Other comprehensive income (loss) before reclassification, net of tax (c)	9	—	13	(1)
Amounts reclassified from AOCI	—	2	1	5
Ending balance	11	(5)	11	(5)
Total AOCI	$(294)	$(310)	$(294)	$(310)
(a) There were no income tax effects for either period due to the valuation allowance.
(b) Net tax expense was less than $1 million related to benefit plans for the three and nine months ended September 30, 2022 and 2021.
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

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2022	2021	2022	2021
Numerator:
Net income (loss) attributable to Visteon	$44	$5	$90	$10
Denominator:
Average common stock outstanding - basic	28.1	28.0	28.1	27.9
Dilutive effect of performance based share units and other	0.4	0.4	0.4	0.4
Diluted shares	28.5	28.4	28.5	28.3
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon	$1.57	$0.18	$3.20	$0.36

Diluted earnings (loss) per share attributable to Visteon:	$1.54	$0.18	$3.16	$0.35

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
Hedge instruments are measured at fair value on a recurring basis under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying and non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument or may be derived from observable data. Accordingly, the Company's currency instruments are classified as Level 2 in the fair value hierarchy.
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
As of September 30, 2022 the Company had no foreign currency economic derivative instruments. At December 31, 2021, the Company had economic foreign currency derivative instruments with notional amounts of $32 million and an aggregate fair value of a liability of less than $1 million.
Cross Currency Swaps: During the first nine months of 2022, the Company terminated existing cross currency swaps and received $9 million upon settlement. During the third quarter 2022, subsequent to terminations, the Company executed cross-currency swap transactions with aggregate notional amounts of $200 million intended to mitigate the variability of U.S. dollar value investment in certain of its non-U.S. entities. These transactions are designated as net investment hedges. There was no ineffectiveness associated with such derivatives as of September 30, 2022, and the fair value of these derivatives is an asset of $3 million.
As of December 31, 2021, the Company had cross currency swaps with an aggregate notional value of $250 million. The fair value of these derivatives was an asset of $2 million and a non-current liability of $9 million.
Interest Rate Swaps: During 2022, the Company terminated existing interest rate swaps and received less than $1 million upon settlement. Subsequent to these terminations, during the third quarter, the Company executed new interest rate swap instruments. The Company utilizes interest rate swap instruments to manage its exposure and to mitigate the impact of interest rate variability. The instruments are designated as cash flow hedges, accordingly, the effective portion of the periodic changes in fair value is recognized in accumulated other comprehensive income, a component of shareholders' equity. Subsequently, the accumulated gains and losses recorded in equity are reclassified to income in the period during which the hedged cash flow impacts earnings.
As of September 30, 2022 the Company had interest rate swaps of $250 million. The fair value of these derivatives is an asset of $11 million as of September 30, 2022. As of September 30, 2022, a gain of less than $1 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next twelve months.
As of December 31, 2021, the Company had interest rate swaps with an aggregate notional value of $300 million. The fair value of these derivatives was a non-current liability of $4 million.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the three and nine months ended September 30, 2022 and 2021 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)		Recorded in (Income) Loss
(In millions)	2022	2021	2022	2021	2022	2021
Three months ended September 30,
Foreign currency risk - Cost of sales:
Foreign currency derivative instruments	$—	$—	$—	$—	$—	$—
Interest rate risk - Interest expense, net:
Interest rate swaps	9	—	—	(2)	—	—
Cross currency swaps	5	5	—	1	—	—
	$14	$5	$—	$(1)	$—	$—
Nine months ended September 30,
Foreign currency risk - Cost of sales:
Foreign currency derivative instruments	$—	$—	$—	$—	$3	$1
Interest rate risk - Interest expense, net:
Interest rate swaps	13	(1)	(1)	(5)	—	—
Cross currency swaps	20	18	1	4	—	—
	$33	$17	$—	$(1)	$3	$1
Items Not Carried at Fair Value
The Company's fair value of debt was $323 million and $354 million as of September 30, 2022 and December 31, 2021, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2 in the fair value hierarchy.
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
The Company's credit risk with any single customer does not exceed ten percent of total accounts receivable except for Ford and GM and their affiliates. Ford represents 16% and 18% of the Company's balance as of September 30, 2022 and December 31, 2021, respectively. GM represents 12% and 8% of the Company's balance as of September 30, 2022 and December 31, 2021, respectively.

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
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. The Company maintained accruals of $9 million for claims aggregating $56 million in Brazil as of September 30, 2022. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
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
Guarantees and Commitments
As part of 2015 divestitures involving the Company's former climate and interiors businesses, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of September 30, 2022, the Company has $2 million and $2 million of outstanding guarantees, related to the divested Climate and Interiors entities, respectively. The guarantees represent the maximum potential amount that the Company could be required to pay under the guarantees in the event of default by the guaranteed parties. The guarantees will generally cease upon expiration of current lease agreement which expire in 2026 and 2024 for the Climate and Interiors entities, respectively.
The Company also guarantees certain lease obligations of affiliates. Expiration dates vary and guarantees will terminate on payment and/or cancellation of the underlying obligation.
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
The following table provides a rollforward of changes in the product warranty and recall claims liability:

	Nine Months Ended September 30,
(In millions)	2022	2021
Beginning balance	$50	$64
Provisions	13	12
Changes in estimates	1	1
Currency	(6)	(3)
Settlements, net	(11)	(16)
Ending balance	$47	$58

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraphs where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of September 30, 2022 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

Segment Adjusted EBITDA and reconciliation to net income (loss) attributable to Visteon is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Net income (loss) attributable to Visteon Corporation	$44	$5	$90	$10
Depreciation and amortization	27	27	79	82
Provision for income taxes	9	4	24	20
Non-cash, stock-based compensation expense	6	4	19	13
Restructuring and impairment	1	(2)	12	(2)
Interest expense, net	2	2	7	6
Net income (loss) attributable to non-controlling interests	5	2	5	5
Equity in net income of non-consolidated affiliates	1	(2)	(3)	(2)
Other	—	2	12	4
Adjusted EBITDA	$95	$42	$245	$136

Revenue Recognition

Disaggregated net sales by geographical market and product lines is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Geographical Markets
Europe	$335	$212	$929	$707
Americas	308	158	828	519
China Domestic	180	145	431	384
China Export	72	51	166	148
Other Asia-Pacific	175	94	439	309
Eliminations	(44)	(29)	(101)	(80)
	$1,026	$631	$2,692	$1,987

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2022	2021	2022	2021
Product Lines
Instrument clusters	$481	$309	$1,286	$958
Information Displays	122	86	376	301
Infotainment	141	86	357	281
Cockpit domain controller	130	60	313	149
Body and security	58	25	127	88
Telematics	14	15	51	49
Other	80	50	182	161
	$1,026	$631	$2,692	$1,987
During the nine months ended September 30, 2022, revenue recognized related to performance obligations satisfied in previous periods represented less than 1% of consolidated net sales. The Company has no material contract assets, contract liabilities, or capitalized contract acquisition costs as of September 30, 2022.

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

Financial Results

The pie charts below highlight the net sales breakdown for Visteon for the three and nine months ended September 30, 2022.
Three Months Ended September 30, 2022
Nine Months Ended September 30, 2022
*Regional net sales are based on the geographic region where sales originate and not where customer is located (excludes inter-regional eliminations).
Global Automotive Market Conditions and Production Levels
The automotive industry has been negatively impacted by the COVID-19 pandemic and the ongoing semiconductor shortage. Industry vehicle volumes have increased in 2022 however remain at historically low levels despite strong consumer demand due to the ongoing semiconductor shortage. Vehicle production volumes will continue to be negatively impacted by the on-going shortages of semiconductors, disruptions caused by the geopolitical situation in Eastern Europe, and the COVID-19 related lockdowns in China through mid-2023. The magnitude of the impact on the financial statements and results of operations and cash flows will depend on the evolution of the semiconductor supply shortage, plant production schedules, and supply chain impacts.

Results of Operations - Three Months Ended September 30, 2022 and 2021
The Company's consolidated results of operations for the three months ended September 30, 2022 and 2021 were as follows:

	Three Months Ended September 30,
(In millions)	2022	2021	Change
Net sales	$1,026	$631	$395
Cost of sales	(922)	(584)	(338)
Gross margin	104	47	57
Selling, general and administrative expenses	(47)	(42)	(5)
Restructuring and impairment	(1)	2	(3)
Interest expense, net	(2)	(2)	—
Equity in net income of non-consolidated affiliates	(1)	2	(3)
Other income, net	5	4	1
Provision for income taxes	(9)	(4)	(5)
Net income (loss)	49	7	42
Less: Net (income) loss attributable to non-controlling interests	(5)	(2)	(3)
Net income (loss) attributable to Visteon Corporation	$44	$5	$39
Adjusted EBITDA*	$95	$42	$53
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Three months ended September 30, 2021	$631	$(584)	$47
Volume, mix, and net new business	319	(250)	69
Currency	(43)	34	(9)
Customer pricing	125	—	125
Engineering costs, net *	—	(9)	(9)
Cost performance, design changes and other	(6)	(113)	(119)
Three months ended September 30, 2022	$1,026	$(922)	$104
*Excludes the impact of currency.
Net sales for the three months ended September 30, 2022 totaled $1,026 million, representing an increase of $395 million compared with the same period of 2021. Volumes and net new business increased net sales by $319 million. Unfavorable currency decreased net sales by $43 million, primarily attributable to the euro, Chinese renminbi, and Japanese yen. Favorable customer pricing increased net sales by $125 million primarily driven by customer pricing recoveries related to material cost increases.
Cost of sales increased by $338 million for the three months ended September 30, 2022 compared with the same period in 2021. Volume, mix and net new business increased cost of sales by $250 million. Foreign currency decreased cost of sales by $34 million, primarily attributable to the euro, Chinese renminbi, and Japanese yen. Net engineering costs, excluding currency, increased cost of sales by $9 million. Unfavorable cost performance, design changes, and other increased cost of sales by $113 million primarily due to material cost increases.

A summary of net engineering costs is shown below:

	Three Months Ended September 30,
(In millions)	2022	2021
Gross engineering costs	$(83)	$(80)
Engineering recoveries	25	28
Engineering costs, net	$(58)	$(52)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $58 million for the three months ended September 30, 2022, including the impacts of currency, were $6 million higher than the same period of 2021. This increase is primarily related to lower engineering recoveries during the third quarter of 2022.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses was $47 million for the three months ended September 30, 2022. The increase of $5 million as compared to the three months ended and 2021 is primarily due to increased employee related expenses.

Restructuring and impairment
During the third quarter 2022, the Company recorded $1 million of restructuring expense primarily related to employee severance.

Interest Expense, Net

Interest expense, net, for the three months ended September 30, 2022 and 2021 was $2 million. Interest expense for these periods is primarily related to the Company's term debt facility.
Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was $1 million loss and $2 million income for the three months ended September 30, 2022 and 2021, respectively. The decrease in income is primarily attributable due to decreased volumes at the Company's non-consolidated affiliates.

Other Income, Net

Other income, net of $5 million and $4 million for the three-month periods ending September 30, 2022 and 2021 is primarily due to net pension financing benefits.

Income Taxes

The Company's provision for income taxes of $9 million for the three months ended September 30, 2022 represents an increase of $5 million compared with $4 million in the same period of 2021. The increase in tax expense is attributable to the overall year over year increase in profit before tax excluding equity income, including changes in the mix of earnings and differing rates between jurisdictions.

Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 15, "Segment Information") was $95 million for the three months ended September 30, 2022. The increase of $53 million, when compared to $42 million for the same period of 2021 was primarily driven by higher sales volumes.

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the three months ended September 30, 2022 and 2021, is as follows:

	Three Months Ended September 30,
(In millions)	2022	2021	Change
Net income (loss) attributable to Visteon Corporation	$44	$5	$39
Depreciation and amortization	27	27	—
Provision for income taxes	9	4	5
Non-cash, stock-based compensation expense	6	4	2
Net income attributable to non-controlling interests	5	2	3
Interest expense, net	2	2	—
Restructuring and impairment	1	(2)	3
Equity in net income of non-consolidated affiliates	1	(2)	3
Other	—	2	(2)
Adjusted EBITDA	$95	$42	$53

Results of Operations - Nine Months Ended September 30, 2022 and 2021
The Company's consolidated results of operations for the nine months ended September 30, 2022 and 2021 were as follows:

	Nine Months Ended September 30,
(In millions)	2022	2021	Change
Net sales	$2,692	$1,987	$705
Cost of sales	(2,438)	(1,832)	(606)
Gross margin	254	155	99
Selling, general and administrative expenses	(134)	(131)	(3)
Restructuring and impairment	(12)	2	(14)
Interest expense, net	(7)	(6)	(1)
Equity in net income of non-consolidated affiliates	3	2	1
Other income, net	15	13	2
Provision for income taxes	(24)	(20)	(4)
Net income (loss)	95	15	80
Less: Net (income) loss attributable to non-controlling interests	(5)	(5)	—
Net income (loss) attributable to Visteon Corporation	$90	$10	$80
Adjusted EBITDA*	$245	$136	$109
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Nine Months Ended September 30, 2021	$1,987	$(1,832)	$155
Volume, mix, and net new business	501	(389)	112
Currency	(76)	66	(10)
Customer pricing	288	—	288
Engineering costs, net *	—	5	5
Cost performance, design changes and other	(8)	(288)	(296)
Nine Months Ended September 30, 2022	$2,692	$(2,438)	$254
*Excludes the impact of currency.

Net sales for the nine months ended September 30, 2022 totaled $2,692 million, representing an increase of $705 million compared with the same period of 2021. Volumes and net new business increased net sales by $501 million. Unfavorable currency decreased net sales by $76 million, primarily attributable to the euro, Chinese renminbi, and Japanese yen. Favorable customer pricing increased net sales by $288 million primarily driven by customer pricing recoveries related to material cost increases.
Cost of sales increased by $606 million for the nine months ended September 30, 2022 compared with the same period in 2021. Volume, mix, and net new business increased cost of sales by $389 million. Foreign currency decreased cost of sales by $66 million, primarily attributable to the euro, Chinese renminbi, and Japanese yen. Net engineering costs, excluding currency, decreased cost of sales by $5 million. Unfavorable cost performance, design changes and other increased cost of sales by $288 million primarily due to material cost increases.
A summary of net engineering costs is shown below:

	Nine Months Ended September 30,
(In millions)	2022	2021
Gross engineering costs	$(245)	$(246)
Engineering recoveries	98	88
Engineering costs, net	$(147)	$(158)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $147 million for the nine months ended September 30, 2022, including the impacts of currency, were $11 million lower than the same period of 2021. This decrease is primarily related to increased engineering recoveries during 2022.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses was $134 million for the nine months ended September 30, 2022. The increase of $3 million as compared to the nine months ended 2021 is primarily due to increased employee related expenses.

Restructuring and impairment
During 2022, the Company approved and recorded $5 million of restructuring expense, primarily impacting Europe, in order to improve efficiencies and rationalize the Company's footprint, including the indefinite suspension of operations in Russia. As of September 30, 2022, $4 million remains accrued related to these actions.

During the nine months ended September 30, 2022, due to the current geopolitical situation in Eastern Europe the Company indefinitely suspended operations in Russia beginning in the second quarter 2022. As such, the Company recognized a non-cash impairment charge of $2 million to fully impair property and equipment and a non-cash $2 million charge to reduce certain inventory in Russia to its net realizable value as of September 30, 2022.

Interest Expense, Net

Interest expense, net, for the nine months ended September 30, 2022 and 2021 was $7 million and $6 million, respectively. Interest expense for these periods is primarily related to the borrowings on the Company's term debt facility.
Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was $3 million and $2 million for the nine months ended September 30, 2022 and 2021, respectively. The increase in income is primarily attributable due to increased sales at the Company's non-consolidated affiliates.

Other Income, Net

Other income, net of $15 million and $13 million for the nine-month periods ending September 30, 2022 and 2021 is primarily due to net pension financing benefits.

Income Taxes

The Company's provision for income taxes of $24 million for the nine months ended September 30, 2022 represents an increase of $4 million compared with $20 million in the same period of 2021. The increase in tax expense includes approximately $7 million primarily attributable to the overall increase in pretax earnings, including changes in the mix of earnings and differing tax rates between jurisdictions. These increases were partially offset by the non-recurrence of a $2 million provision for income taxes related to uncertain tax positions attributable to certain related party transactions and the $1 million decrease in withholding taxes driven primarily by favorable exchange.

Adjusted EBITDA
Adjusted EBITDA (a non-GAAP financial measure, as defined in Note 15, "Segment Information") was $245 million for the nine months ended September 30, 2022. The increase of $109 million when compared to $136 million for the same period of 2021 was primarily driven by higher sales volumes.

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the nine months ended September 30, 2022 and 2021, is as follows:

	Nine Months Ended September 30,
(In millions)	2022	2021	Change
Net income (loss) attributable to Visteon Corporation	$90	$10	$80
Depreciation and amortization	79	82	(3)
Provision for income taxes	24	20	4
Non-cash, stock-based compensation expense	19	13	6
Restructuring and impairment	12	(2)	14
Interest expense, net	7	6	1
Net income (loss) attributable to non-controlling interests	5	5	—
Equity in net income of non-consolidated affiliates	(3)	(2)	(1)
Other	12	4	8
Adjusted EBITDA	$245	$136	$109

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
Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of September 30, 2022, the Company’s corporate credit rating is BB- by Standard & Poor’s. See Note 8, "Debt" for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which may be utilized by the Company's local subsidiaries and consolidated joint ventures, had availability of $178 million and the

Company had $400 million of available credit under the revolving credit facility, as of September 30, 2022. As of September 30, 2022, the Company was in compliance with all its debt covenants.
Cash Balances
As of September 30, 2022, the Company had total cash and cash equivalents of $365 million, including $3 million of restricted cash. Cash balances totaling $280 million were located in jurisdictions outside of the United States, of which approximately $27 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017. However, the Company would be required to accrue additional tax expense primarily related to foreign withholding taxes.
Other Items Affecting Liquidity
During the nine months ended September 30, 2022, cash contributions to the Company's defined benefit plans were $5 million related to its non-U.S. plans. The Company estimates that total cash contributions to its non-U.S. defined benefit pension plans during 2022 will be $6 million.

During the nine months ended September 30, 2022, the Company paid $12 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is included in Note 3, "Restructuring Activities."

The Company committed to make a $15 million investment in two funds managed by venture capital firms principally focused on the automotive sector pursuant to limited partnership agreements. As of September 30, 2022, the Company contributed $10 million toward the aggregate investment commitments. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount.

The Company may be required to make significant cash outlays related to its unrecognized tax benefits, including interest and penalties. As of September 30, 2022, the Company had unrecognized tax benefits, including interest and penalties, that would be expected to result in a cash outlay of $8 million. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the period of cash settlement, if any, with the respective taxing authorities.

Cash Flows
Operating Activities
The Company provided $2 million of cash from operating activities during the nine months ended September 30, 2022. The increase in cash from operations of $14 million is primarily attributable to an increase in Adjusted EBITDA (a non-GAAP financial measure, as discussed in Note 15, "Segment Information") partially offset by increased outflows in working capital of $83 million primarily driven by the timing of customer pricing recoveries and higher inventory levels due to uneven supply of semiconductors.

Investing Activities
Net cash used by investing activities during the nine months ended September 30, 2022 totaled $44 million as compared to cash used of $50 million during the nine months ended September 30, 2021. The decreased use of cash was primarily due to the settlement of net investment hedges of $9 million.
Financing Activities
Cash used by financing activities during the nine months ended September 30, 2022 was $7 million as compared to the use of cash of $26 million during the nine months ended September 30, 2021. The decreased use of cash was primarily due to non-recurrence of dividend payments to non-controlling interests during the third quarter 2022.

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
In addition to the transactional exposure described above, the Company's operating results are impacted by foreign currency risk related to its foreign operations. The Company has not entered into currency exchange rate contracts to mitigate this exposure.
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be $19 million and $29 million for currency derivative financial instruments as of September 30, 2022 and December 31, 2021, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
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
As of September 30, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2022.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II
Other Information

Item 1.    Legal Proceedings

See the information above under Note 14, "Commitments and Contingencies," to the condensed consolidated financial statements which is incorporated herein by reference.

Item 1A.Risk Factors
Except as set forth below, as of September 30, 2022, there have been no material changes to the risk factors that were previously disclosed in Item 1A in the Company’s Form 10-K for the year ended December 31, 2021 filed with the SEC on February 17, 2022.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the third quarter of 2022.

Item 6.Exhibits
The exhibits listed on the "Exhibit Index" on Page 35 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated October 27, 2022.
31.2	Rule 13a-14(a) Certification of Senior Vice President, Chief Financial Officer dated October 27, 2022.
32.1	Section 1350 Certification of Chief Executive Officer dated October 27, 2022.
32.2	Section 1350 Certification of Senior Vice President, Chief Financial Officer dated October 27, 2022.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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
Date: October 27, 2022