Form 10-K
period 2022-12-31
VISTEON CORP
filed 2023-02-16
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
Large accelerated filer ☑ Accelerated filer  ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2022 (the last business day of the most recently completed second fiscal quarter) was approximately $2.9 billion.
As of February 9, 2023, the registrant had outstanding 28,190,091 shares of common stock.
Document Incorporated by Reference

Document	Where Incorporated
2023 Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

Visteon Corporation and Subsidiaries

Part I

Item 1.Business

Description of Business

Visteon Corporation (the "Company" or "Visteon") is a global automotive technology company serving the mobility industry, dedicated to creating more enjoyable, connected, and safe driving experiences. The Company's platforms leverage proven, scalable hardware and software solutions that enable the digital, electric, and autonomous evolution of the Company's global automotive customers, including BMW, Ford, Geely, General Motors, Honda, Jaguar/Land Rover, Mahindra, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Renault, Stellantis, Tata, Toyota, and Volkswagen. Visteon products align with key industry trends and include digital instrument clusters, domain controllers with integrated advanced driver assistance systems ("ADAS"), displays, Android-based infotainment systems, and battery management systems. Visteon is headquartered in Van Buren Township, Michigan, and has an international network of manufacturing operations, technical centers, and joint venture operations dedicated to the design, development, manufacture, and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is primarily located in Brazil, China, India, Japan, Mexico, Portugal, and Slovakia.

The Company’s Industry
The Company operates in the automotive industry which is cyclical and highly sensitive to general economic conditions. The Company believes that future success in the automotive industry is, in part, dependent on alignment with customers to support their efforts to effectively meet the challenges associated with the following significant trends and developments in the global automotive industry:
•Electronic content and connectivity - The electronic content of vehicles continues to increase due to various regulatory requirements and consumer demand for increased vehicle performance and functionality. The use of electronic components can reduce weight, expedite assembly, enhance fuel economy, improve emissions, increase safety, and enhance vehicle performance. These benefits coincide with vehicles becoming more electric, connected, and automated. Additionally, digital and portable technologies have dramatically influenced the lifestyle of today’s consumers, who expect products that enable such a lifestyle. Consequently, the vehicle cockpit is transforming into a fully digital and connected environment with multi-display systems incorporating larger, curved, and more complex displays and the consolidation of discrete electronic control units into a multi-core domain controller.
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
•Advanced driver assistance systems and autonomous driving - The industry continues to advance toward semi-autonomous and autonomous vehicles. The Society of Automotive Engineers has defined five levels of autonomy ranging from levels one and two with driver-assist functions whereby the driver is responsible for monitoring the environment, to level five with full autonomy under all conditions. Levels one and two are already popular in the market. Levels three and above utilize a combination of sensors, radars, cameras and LiDARs, requiring sensor fusion and machine learning technologies, as the system assumes the role of monitoring the environment. Level three includes features such as highway pilot and parking assist technology, for which an increased market penetration rate is expected over the next several years.
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
The Company's Segment
The Company’s reportable segment is Electronics. The Electronics segment provides vehicle cockpit electronics products to customers, including digital instrument clusters, domain controllers with integrated advanced driver assistance systems ("ADAS"), displays, Android-based infotainment systems, and battery management systems. As the Company has one reportable segment, net sales, total assets, depreciation, amortization and capital expenditures are equal to consolidated results.

The Company’s Products
The Company designs and manufactures innovative automotive electronics and connected car solutions further described below:

Instrument Clusters
The Company offers a full line of instrument clusters, from standard analog gauge clusters to high-resolution, all-digital, fully reconfigurable, 2-D and 3-D display-based devices. The Company uses a platform approach to accelerate development and manage multiple vehicle variants. These clusters can use a wide range of display technologies, graphic capabilities, decorative elements, and free-form and curved displays. Premium clusters support complex graphics and feature embedded functionality such as driver monitoring, camera inputs, and ambient lighting.
Information Displays
The Company offers a range of information displays for various applications within the cockpit, incorporating a sleek profile, high perception quality displays and touch sensors designed to deliver high performance for the automotive market. These displays can integrate a range of user interface technologies and graphics management capabilities, such as active privacy, TrueColorTM enhancement, local dimming, cameras, optics, haptic feedback, and light effects. The Company offers a new generation of large, curved, complex multi-display modules with optical performance designed to be competitive with mobile devices. The Company's microZone™ display technology offers high contrast and brightness and a wide color gamut that enables automotive displays to cost-effectively achieve life-like imaging capability on par with consumer mobile devices, without sacrificing reliability or life span. The Company also developed the first bendable glass multi-display cockpit in the automotive industry.

Audio and Infotainment Systems
The Company offers a range of infotainment and connected car solutions, including scalable Android infotainment for seamless connectivity including integration with Android Auto and Apple CarPlay technology for wireless smartphone projection. The company offers a display audio and embedded infotainment platform that is based on Android automotive operating system, enabling third-party developers to create apps easily through a software development kit and software simulation of the target hardware system. Additionally, Visteon offers an onboard artificial intelligence ("AI")-based voice assistant with natural language understanding.

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

High-Voltage Power Electronics

The Company offers integrated and scalable power electronics units that support conversion of grid-to-battery pack electric current. Visteon’s integrated power electronics solutions combine a bi-directional on-board charging module with a DC-to-DC converter to ensure a systems approach that maximizes power conversion efficiency. Visteon’s solution is scalable to support between 400-volt to 800-volt systems with higher rate battery charging speeds. Visteon’s design provides a solution that allows for fast-charging and high-efficiency in a packaging that reduces weight and space to improve overall system cost.

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
SmartCore Cockpit Domain Controller
The Company offers SmartCore™, an automotive-grade, integrated domain controller approach, which can independently operate the infotainment system, instrument cluster, head-up display, rear-seat displays, and other features on a single, multi-core chip to improve efficiency, create a unified experience across products, and reduce power consumption and cost. The SmartCore domain controller includes: SmartCore Runtime, middleware enabling communication between domains and apps to be shown on any display; and SmartCore Studio, a PC-based configuration tool to generate hypervisor configurations. The SmartCore domain controller seamlessly connects the human machine interaction ("HMI") across an increasing number of display domains, such as surround view and in-cabin sensing of driver drowsiness, attentiveness, and facial recognition. The latest generation of SmartCore utilizes high performance computing technology and integrates processing of multiple camera inputs to deliver a set of advance driver assistance features. The latest generation of SmartCore is offered with a suite of connected services including over the air update solution and Automotive App Store.
Body Domain Controller
The Company offers a range of body domain modules which integrate several functions such as central gateway, body controls, comfort, and vehicle access solutions into one device. This computing module allows Visteon's customers to implement in-house applications software into body controls for brand and market differentiation.

The Company’s Customers
The Company's ultimate customers are global vehicle manufacturers including BMW, Ford, Geely, General Motors, Honda, Jaguar/Land Rover, Mahindra, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Renault, Stellantis, Tata, Toyota, and Volkswagen.
The following is a summary of customers representing greater than 10 percent of the Company's annual net sales:

	Percentage of Total Net Sales
	December 31,
	2022	2021	2020
Ford	22%	22%	22%

The Company typically supplies products to OEM customers through purchase orders, which are usually governed by general terms and conditions established by each OEM. Although the terms and conditions vary from customer to customer, they typically contemplate a relationship under which customers place orders for their requirements of specific components supplied for particular vehicles but are not required to purchase any minimum quantities. Individual purchase orders can be cancelled for cause, non-performance, and, in most cases, insolvency or certain change in control events. Additionally, many of Visteon's OEM customers have the option to terminate contracts for convenience; this option permits the OEM customers to impose pressure on pricing during the life of the vehicle program or issue purchase orders for less than the duration of the vehicle program. This has the potential to reduce the Company’s profit margin and increases the risk of loss of future sales under those purchase contracts.

The Company manufactures and ships based on customer release schedules, normally provided on a weekly basis, which can vary based on OEM automotive production or dealer inventory levels. Although customer programs typically extend to future periods and although there is an expectation that the Company will supply certain levels of OEM production in those future periods, customer agreements (including the applicable terms and conditions) do not necessarily constitute firm orders.

The price related to these products are typically initially negotiated on an annual basis over the vehicle platform's life cycle. To the extent there are subsequent contractual price reductions, these reductions are intended to reflect the Company's ability to reduce cost through such factors as manufacturing productivity enhancements, material cost reductions, and design-related cost improvements. Certain products may be excluded from such reductions or experience price increases due to shortages of material or other increases in supply chain or other related costs. The Company has an aggressive cost control program that focuses on reducing its total costs intended to offset customer price reductions or negotiating recoveries for increases. However, there can be no assurance that the Company’s cost reduction or recovery efforts will be sufficient to fully offset such price changes.

The terms and conditions generally require a warranty on products sold. In most cases, the warranty period is the same as the warranty offered by the OEM to the ultimate customer. The Company may also be required to share in all or part of recall costs if the OEM recalls vehicles for defects attributable to Visteon products.

The Company’s Competition
The automotive sector continues to remain highly competitive resulting from the ongoing industry consolidation. OEMs rigorously evaluate suppliers on the basis of financial viability, product quality, price competitiveness, technical expertise, development capability, new product innovation, reliability and timeliness of delivery, product design, manufacturing capability, flexibility, customer service, and overall management. The Company's primary independent competitors include, but are not limited to, Alpine Electronics, Aptiv PLC, Continental AG, Denso Corporation, Forvia, Harman International Industries, Incorporated (a subsidiary of Samsung Electronics Co. Ltd.), Hitachi Ltd., Hyundai Mobis, Innolux Corporation, Marelli Holdings Co., Ltd., Nippon Seiki, Panasonic Corporation, Preh GmbH, Robert Bosch GmbH, and Vitesco Technologies.
The Company’s Business Seasonality and Cyclicality

Historically, the Company’s business has been moderately seasonal because its largest North American customers typically cease production for approximately two weeks in July for model year changeovers and approximately one week in December during the winter holidays. Customers in Europe historically shut down vehicle production during a portion of August and one week in December. In China, customers typically shut down approximately one week in early October and one week in January or February. Additionally, third-quarter automotive production is traditionally lower as new vehicle models enter production. However, starting in 2020, the standard cyclicality of the business was altered due to the global COVID-19 pandemic and associated supply chain challenges creating rolling shutdowns amongst multiple customer production facilities.

Environmental, Social, and Governance

Attract and Retain

The Company’s ability to sustain and grow its business requires the recruitment, retention, and development of a highly skilled and diverse workforce. The Company’s Chief People Officer, reporting directly to Chief Executive Officer ("CEO"), oversees its global talent processes to attract, develop, and retain its employees. To attract the best talent, the Company offers market competitive compensation and benefits around the globe, annual and long-term incentive programs, and health and wellness benefits. The Company also provides a variety of resources to help its employees grow in their current roles and build new skills. Hundreds of online courses are available in the Company’s learning management system where individual development is emphasized as part of the annual goal setting process. The Company continues to build tools to be used by leaders to develop employees in their current role and create new opportunities within the organization to learn and grow. Because retention of the employee base is significant to its business strategy, executive management discusses it with the Board of Directors on a regular basis.

Workforce

Visteon’s strength comes from a workforce of approximately 10,000 employees operating in approximately 18 countries globally. The Company's workforce is globally distributed with 29% of employees located in the Americas, 31% in Europe, 14% in China, and 26% in the Asia Pacific region. Visteon believes that all employees are leaders and expects leaders to drive operational and financial results and build strong teams.

Many of the Company’s employees are members of industrial trade unions and confederations within their respective countries. Often these organizations operate under collectively bargained contracts that are not specific to any one employer. The Company constantly works to establish and maintain positive, cooperative relations with its unions and work representatives around the world.

Diversity and Inclusion

Diversity represents an environment where the contributions of all employees are encouraged and valued. As a global organization, the Company embraces human differences and harnesses the power of its employees’ varied backgrounds, cultures, and experiences because it is the right thing to do for its people and it creates a competitive business advantage. As of December 31, 2022, the percentage of Visteon's global workforce represented by females was approximately 39%.

The Company encourages many forms of communication such as global town hall employee meetings, informal small-group employee discussions, and an open-door policy so all employees have direct access to senior leadership and have the opportunity to ask questions, make suggestions, and provide input. As stated in one of the Company's four core beliefs and values, “We treat each other with respect and embrace our differences.”

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

Regulation

Visteon operates in a constantly evolving global regulatory environment and is subject to numerous and varying regulatory requirements for its product performance and material content. Visteon strives to identify potential regulatory and quality risks early in the design and development process and proactively manage them throughout the product lifecycle through the use of routine assessments, protocols, standards, performance measures, and audits. New regulations and changes to existing regulations are managed in collaboration with the OEM customers and implemented through Visteon’s global systems and procedures designed to ensure compliance with existing laws and regulations.

Visteon works collaboratively with a number of stakeholder groups including government agencies, customers, and suppliers to proactively engage in federal, state, and international public policy processes.

Environmental, Health, Safety, and Legal Matters

Visteon is involved in various lawsuits, claims and proceedings related to the operation of its businesses, including those pertaining to product liability, environmental, safety and health, intellectual property, employment, commercial and contractual matters, tax, and various other matters. Although the outcome of such lawsuits, claims and proceedings cannot be predicted with certainty and some may be disposed of unfavorably to Visteon, it is management's opinion that none of these will have a material adverse effect on Visteon's financial position, results of operations, or cash flows. Costs related to such matters were not material to the periods presented. Further details are provided in Part II, Item 8 of this Form 10-K in Note 18, "Commitments and Contingencies," of the notes to consolidated financial statements.

Board Oversight of Environmental, Social, and Governance Practices

The Company and its Board of Directors believe positive environmental, social, and governance-related business practices strengthens the Company, increases its connection with the stockholders, and helps it to better serve its customers and the communities in which it operates. The Company’s commitment to social responsibility extends to the environment, anti-corruption and trade compliance, responsible sourcing, human rights, labor practices, and worker health and safety. In light of the continued importance of these matters, the Board of Directors and management have developed a multi-year road map to enhance the Company’s environmental, social and governance-related programs and disclosures, including assessment of the potential risks associated with climate change. This road map includes near-term environmental targets for 2025 aimed at reducing energy consumption, solid waste, water and the reduction of scope 1 and scope 2 CO2 emissions through the use of renewable energy. The Company has also submitted its longer term greenhouse gas (GHG) emission reduction target for 2030 which includes scope 3 CO2 emissions to the science based targets initiative (SBTi) for validation. Management provides regular reports and presentations to the Corporate Sustainability and Governance Committee regarding progress toward achieving these targets, and the full Board of Directors has oversight of the Company’s environmental and social initiatives as part of its strategic review of the Company’s operations, products and technologies.

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

The Company’s Intellectual Property

The Company owns significant intellectual property, including a number of patents, copyrights, proprietary tools and technologies, trade secrets, and numerous licensing arrangements. Although the Company’s intellectual property plays an important role in maintaining its competitive position, no single patent, copyright, proprietary tool or technology, trade secret or license, or group of related patents, copyrights, proprietary tools or technologies, trade secrets or licenses is of such value to the Company that its business would be materially affected by the expiration or termination thereof. The Company’s general policy is to apply for patents on an ongoing basis, in appropriate countries, on its patentable developments that are considered to have commercial significance. The Company also views its name and mark as significant to its business as a whole. In addition, the Company holds rights in a number of other trade names and marks applicable to certain of its businesses and products that it views as important to such businesses and products.

The Company’s International Operations

Financial information about sales and net property by major geographic region can be found in Note 19, "Revenue recognition and Geographical Information" to the Company's consolidated financial statements included in Part II, Item 8 of this Form 10-K.

The Company’s Raw Materials and Suppliers

Raw materials used by the Company in the manufacture of its products include electronics components, resins, and precious metals. While generally the supply of the materials used are available from numerous sources, semiconductor suppliers and silicon wafer production is concentrated. In general, the Company does not carry inventories of raw materials in excess of those reasonably required to meet production, shipping schedules, and customer safety stock requirements. The Company monitors its supply base and endeavors to work with suppliers and customers to mitigate the impact of potential material shortages and supply disruptions.

The Company, along with automotive companies around the world, has experienced a shortage in semiconductors as a result of suppliers inability to rapidly reallocate production to serve the automotive industry during a time of increased demand. The Company's semiconductor suppliers, along with most automotive component supply companies that use semiconductors, have been unable to fully meet the vehicle production demands of its customers due to events which are outside the Company's control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, and other extraordinary events. The Company is working closely with suppliers and customers to attempt to minimize potential adverse impacts of these events.

The automotive supply industry is subject to inflationary pressures with respect to raw materials, labor, and associated freight costs, which can place operational and financial burdens on the entire supply chain. Accordingly, the Company continues to take actions with its customers and suppliers to mitigate the impact of these inflationary pressures in the future. Actions to mitigate inflationary pressures with customers include collaboration on alternative product designs and material specifications, contractual price escalation clauses, and negotiated customer recoveries. Actions to mitigate inflationary pressures with suppliers include aggregation of purchase requirements to achieve optimal volume benefits, negotiation of cost reductions, and identification of more cost competitive suppliers. While these actions are designed to offset the impact of inflationary pressures, the Company cannot provide assurance that it will be successful in fully offsetting increased costs resulting from inflationary pressures.

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

Item 1A.Risk Factors
Set forth below are certain risks and uncertainties facing the Company. Additional risks and uncertainties, including those not presently known or that the Company believes to be immaterial, also may adversely affect the Company. Should any such risks and uncertainties develop into actual events, these developments could have material adverse effects on the Company’s business, operating results, financial condition, and cash flow.

Operations Related Risk Factors

The Company could be negatively impacted by shortages in deliveries from its supply base, other supplier distress, or suppliers demanding price increases

In an effort to manage and reduce the costs of purchased goods and services, the Company, like many automotive suppliers and automakers, has been consolidating its supply base. As a result, the Company is dependent on single or limited sources of supply for certain components used in the manufacture of its products including semiconductor chips, which are integral components of new vehicles and are embedded in multiple vehicle systems including automotive and cockpit electronics. In 2022, the Company continued to experience semiconductor shortages and once again expects such shortages to persist in 2023. If such shortages of semiconductors or other critical components from other suppliers continue longer than anticipated, or worsen, it could impact the Company's ability to meet its production schedules for some of its key products or to ship such products to its customers in a timely fashion. Furthermore, unfavorable economic or industry conditions could result in financial distress within the Company's supply base, thereby increasing the risk of supply disruption.

Such disruptions could be caused by any one of a myriad of potential problems, such as closures of one of the Company’s or its suppliers’ plants or critical manufacturing lines due to strikes, manufacturing quality issues, mechanical breakdowns, electrical outages, fires, explosions, or political upheaval, as well as logistical complications due to weather, global climate change, volcanic eruptions, or other natural or nuclear disasters, mechanical failures, delayed customs processing, the spread of an infectious disease, virus or other widespread illness and more. Additionally, as the Company grows in best cost countries, the risk for such disruptions is heightened. Similarly, a potential quality issue could force the Company to halt deliveries while it validates the products. Even where products are ready to be shipped, or have been shipped, delays may arise before they reach the customer. The Company’s customers may halt or delay production for the same reason if one of their other suppliers fails to deliver necessary components. This may cause the Company’s customers, in turn to suspend their orders, or instruct us to suspend delivery of Visteon's products, which may adversely affect the Company's financial performance.

The Company continues to work closely with its suppliers and customers to minimize any potential adverse impacts of the semiconductor supply shortage and monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules, and any other supply chain inefficiencies that may arise, due to this or any other issue. However, if the Company is not able to mitigate the semiconductor shortage impact, any direct or indirect supply chain disruptions may have a material adverse impact on its business, operating results, financial condition, or cash flows.

If the Company were to fail to make timely deliveries in accordance with contractual obligations, the Company generally must absorb its own costs for identifying and solving the “root cause” problem as well as expeditiously producing replacement components or products. Generally, the Company must also absorb the costs associated with “catching up,” such as overtime and premium freight. Additionally, if the Company is the cause for a customer being forced to halt production the customer may seek to recoup all of its losses and expenses from the Company. Certain customers have communicated that they expect such reimbursement and are reserving their rights to claim damages arising from supply shortages. The Company believes it has a number of legal defenses to such claims and intends to defend any potential claims vigorously. Should the company be unsuccessful in their defense, these losses and expenses could be significant, and may include consequential losses such as lost profits. Any supply-chain disruption, however small, could cause the complete shutdown of an assembly line of one of the Company’s customers, and any such shutdown could lead to material claims for compensation.

The Company has experienced and may in the future experience supplier price increases that could negatively affect its operations and profitability. The price increases are often driven by raw material pricing and availability, component or part availability, manufacturing capacity, industry allocations, logistics capacity, natural disasters or pandemics, the effects of climate change, inflation, and significant changes in the financial or business condition of its suppliers

The Company’s business, operating results, financial condition, and cash flows have been, and may continue to be, adversely affected by the COVID-19 pandemic

The COVID-19 pandemic poses the risk that the Company or its affiliates and joint ventures, employees, suppliers, customers, and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions, and other actions and restrictions that may be requested or mandated by governmental authorities. In addition, the Company has experienced, and may continue to experience, disruptions or delays in the supply chain as a result of such actions, which is likely to result in higher supply chain costs to us in order to maintain the supply of materials and components for Visteon's products. The Company cannot predict the degree to which, or the period over which, its financial condition and operations will be affected by this pandemic and related safety measures, the effects of which could have a material adverse impact on the Company’s business, financial condition and results of operations.

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

Trade negotiations between the U.S. and Chinese governments, and between the U.S. and European governments, remain ongoing. However, given the uncertainty regarding the scope and duration of existing tariffs, as well as the potential for additional tariffs or trade barriers by or between the U.S., China, or other countries, the Company can provide no assurance that any strategies we implement to mitigate the impact of such tariffs or other trade actions will be successful.

The Company has invested significantly and is expected to continue to invest significantly in joint ventures with other parties to conduct business in China and elsewhere in Asia. These investments may include manufacturing operations, technical centers, and research and development activities, to support anticipated growth in the region. If the Company is not able to strengthen existing relationships, secure additional customers, and develop market-relevant electrification, advanced driver assistance, and semi-autonomous and autonomous vehicle technologies, it may fail to realize expected rates of return on these investments.

In addition, failure of the Company’s joint venture partners to comply with contractual commitments or to exert influence or pressure in China may impact the Company’s operations, financial condition and cash flow. For example, as previously disclosed, during the second quarter of 2022, the Company recorded a settlement charge related to a contract dispute with a joint venture partner in China and during the fourth quarter of 2022 the Company incurred approximately $19 million of program management costs and other charges with that joint venture partner. Although those disputes were resolved, the Company cannot predict the outcome of future interactions and it is possible that any future disputes and/or changes to the contractual obligations with the joint venture partner could have a material impact on the Company’s business, operating results, financial condition, and cash flow.

The Company’s ability to effectively operate could be hindered if it fails to attract and retain key personnel

The Company’s ability to operate its business and implement its strategies effectively depends, in part, on the efforts of its executive officers and other key employees. In addition, the Company’s future success will depend on, among other factors, the ability to attract and retain qualified personnel, particularly engineers and other employees with critical expertise and skills that support key customers and products or in emerging regions. The loss of the services of any key employees, and particularly the Company’s Chief Executive Officer, or the failure to attract or retain other qualified personnel could have a material adverse effect on the Company’s business, ability to secure future programs, operating results, financial condition, and cashflow.

Work stoppages and similar events could significantly disrupt the Company’s business

Because the automotive industry relies heavily on just-in-time delivery of components during the assembly and manufacture of vehicles, a work stoppage at one or more of the Company’s manufacturing and assembly facilities could have material adverse effects on the business. Similarly, if one or more of the Company’s customers were to experience a work stoppage, that customer would likely halt or limit purchases of the Company’s products, which could result in the shutdown of the related manufacturing facilities. A significant disruption in the supply of a key component due to a work stoppage at any of the Company’s suppliers or subsuppliers could have the same consequences, and accordingly, have a material adverse effect on the Company’s business, operating results, financial condition, and cash flow.

Industry and Competition Related Risk Factors

The Company may not realize sales represented by awarded business

The Company estimates awarded business using certain assumptions, including projected future sales volumes based on data from OEM customers and industry benchmarks. The OEM customers generally do not guarantee production volumes. In addition, awarded business may include business under arrangements that OEM customers have the right to terminate, at any time, without penalty. Therefore, the Company’s actual sales volumes, and thus the ultimate amount of revenue that it derives from such sales, are not guaranteed. If actual production orders from its customers are not consistent with the projections used by the Company in calculating the amount of its awarded business, the Company could realize substantially less revenue over the life of these projects than the projected estimate.

The Company must continue to develop, introduce, and achieve market acceptance of new and enhanced products in order to grow its sales in the future

The growth of the Company's business will be dependent on the demand for innovative automotive electronics products, including but not limited to electrification, advanced driver assistance, semi-autonomous and autonomous vehicle technologies. In order to increase sales in current markets and gain entry into new markets, the Company must innovate to maintain and improve existing products, including software, while successfully developing and introducing distinctive new and enhanced products that anticipate changing customer and consumer preferences and capitalize upon emerging software technologies. However, the Company may experience difficulties that delay or prevent the development, introduction, or market acceptance of its new or enhanced products. Furthermore, these new technologies have also attracted increased competition from outside the traditional automotive industry, and any of these competitors may develop and introduce technologies that gain greater customer or consumer acceptance, which could have a material adverse effect on the future growth of the Company.

The automotive industry is cyclical and significant declines in the production levels of the Company’s major customers could reduce the Company’s sales and harm its profitability

Demand for the Company’s products is directly related to the automotive vehicle production of the Company’s major customers. Automotive sales and production are cyclical and can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the cost and availability of credit, and other factors. Due to overall global economic conditions, including semiconductor shortages that continued in 2022, the automotive industry experienced constrained production schedules. Such shortages and constrained production schedules had and may in the future have a material adverse effect on the Company’s business, profitability, financial condition and results of operations.

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

Price pressures from customers may adversely affect the Company’s business

Downward pricing pressures by automotive OEMs, while characteristic of the automotive industry, are increasing. Virtually all automakers have implemented aggressive price-reduction initiatives and objectives each year with their suppliers, and such actions are expected to continue in the future. In addition, estimating such amounts is subject to risk and uncertainties because any price reductions are a result of negotiations and other factors. Accordingly, suppliers must be able to reduce their operating costs in order to maintain profitability. Price reductions have impacted the Company’s sales and profit margins and are expected to continue to do so in the future. If the Company is unable to offset customer price reductions in the future through improved operating efficiencies, new manufacturing processes, sourcing alternatives, and other cost-reduction initiatives, the Company’s business, operating results, financial condition, and cash flow could be adversely affected.

The Company is highly dependent on Ford Motor Company and decreases in this customer’s vehicle production volumes would adversely affect the Company

Ford is one of the Company’s largest ultimate customers and accounted for 22% of sales for each of the years 2022, 2021 and 2020, respectively. Accordingly, any change in Ford's vehicle production volumes may have a significant impact on the Company’s sales volume and profitability.

The Company’s pension expense and funding levels of pension plans could materially deteriorate, or the Company may be unable to generate sufficient excess cash flow to meet increased pension benefit obligations

The Company’s assumptions used to calculate pension obligations as of the annual measurement date directly impact the expense to be recognized in future periods. While the Company’s management believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension obligations and future expense. For more information on sensitivities to changing assumptions, please see “Critical Accounting Estimates” in Item 7 and Note 11, “Employee Benefit Plans” in Part II, Item 8 of this Form 10-K.

Product Related Risk Factors

The Company's inability to effectively manage the timing, quality, and costs of new program launches could adversely affect its financial performance

In connection with the award of new business, the Company often obligates itself to deliver new products and services that are subject to its customers’ timing, performance, and quality standards. Additionally, as a Tier 1 supplier, the Company must effectively coordinate the activities of numerous suppliers in order to launch programs successfully. Given the complexity of new program launches, especially involving new and innovative technologies, the Company may experience difficulties managing timeliness and detecting undiscovered software errors, bugs, and other defects in its products which may injure the Company's reputation. In addition, new program launches require a significant ramp up of costs; however, the sales related to these new programs generally are dependent upon the timing and success of the introduction of new vehicles by the Company's customers. The Company's inability to effectively manage the timing, quality, and costs of these new program launches could have a material adverse effect on its business, operating results, financial condition, and cash flow.

Warranty claims, product liability claims, and product recalls could adversely affect the Company

The Company faces the inherent business risk of exposure to warranty and product liability claims in the event that its products fail to perform as expected or such failure results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of the Company’s supplied products are defective or are alleged to be defective, the Company may be required to participate in a recall campaign. The Company’s products contain increasingly significant amounts of software and a successful cyberattack on such products could cause materially adverse effects on the Company’s business, operating results, financial condition, cash flow, and reputation. In addition, as the Company expands its electrification product offering, including its battery management systems, such products will present a different warranty and product liability risk profile. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, automakers are increasingly expecting them to warrant their products and are increasingly looking to suppliers for contributions when faced with product liability claims or recalls. A successful warranty or product liability claim against the Company, or a requirement that the Company participate in a product recall campaign, could have materially adverse effects on the Company’s business, operating results, financial condition, and cash flow.

Developments or assertions by or against the Company relating to intellectual property rights could materially impact its business

The Company owns significant intellectual property, including a number of patents, trademarks, copyrights, and trade secrets and is involved in numerous licensing arrangements. The Company’s intellectual property plays an important role in maintaining its competitive position in a number of the markets served. The Company may utilize intellectual property in its products that requires a license from a third-party. While the Company believes that such licenses generally can be obtained, there is no assurance that the necessary licenses can be obtained on commercially acceptable terms or at all. Failure to obtain the right to use third-party intellectual property could preclude the Company from selling certain products, and developments or assertions by or against the Company relating to intellectual property rights, could have materially adverse effects on the Company’s business, operating results, financial condition, and cash flow.

The Company also derives significant revenue from countries outside the U.S. (including China) and significant intellectual property assets are licensed to joint ventures and customers in foreign jurisdictions. If a material intellectual property theft or forced transfer were to occur, it could materially and adversely affect the Company’s business, operating results, financial condition, and cash flow. In addition, the Company has continued to see an increase in patent claims related to connectivity-enabled products where other patent-holding companies are seeking royalties and often enter into litigation based on patent infringement allegations. Significant technological developments by others also could materially and adversely affect the Company’s business, operating results, financial condition, and cash flow.

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

Tax Related Risk Factors

The Company’s expected annual effective tax rate could be volatile and could materially change as a result of changes in mix of earnings and other factors, including changes in tax laws and tax audits

We are subject to income taxes in the U.S. and various international jurisdictions. Changes in tax rates or tax laws by U.S. and international jurisdictions and tax audits could adversely impact Visteon’s financial results. The Company is in a position whereby losses incurred in certain tax jurisdictions generally provide no current financial statement benefit. In addition, certain jurisdictions have statutory rates greater than or less than the United States statutory rate. As such, changes in the mix and source of earnings between jurisdictions, including changes in tax rates in those jurisdictions, could have a significant impact on the Company’s overall effective tax rate in future periods. Additionally, in the ordinary course of business, we are subject to examinations by various tax authorities. Tax authorities in various jurisdictions could also open new examinations and expand existing examinations for which the outcomes cannot be predicted with certainty. Furthermore, changes in U.S. or foreign tax laws and regulations, or their interpretation and application, could also have a significant impact on the Company’s overall effective rate in future periods.

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

Market Related Risk Factors

The Company is subject to significant foreign currency risks and foreign exchange exposure

As a result of Visteon's global presence, a significant portion of the Company's revenues and expenses are denominated in currencies other than the U.S. dollar. The Company is therefore subject to foreign currency risks and foreign exchange exposure. The Company's primary exposures are to the euro, Chinese renminbi, Brazilian real, Mexican peso, Thai bhat, Indian rupee, Japenese yen, and Bulgarian lev. Exchange rates are difficult to predict, and the Company’s financial instruments designed to hedge against foreign exchange exposure may not completely insulate the Company from those exposures. As a result, volatility in certain exchange rates could adversely impact Visteon financial results and comparability of results from period to period.

General Risk Factors

A disruption in the Company's information technology systems, including because of cyberattack, could adversely affect its business and financial performance

The Company relies on the accuracy, capacity, and security of its information technology systems as well as those of its customers, suppliers, partners, and service providers to conduct its business. Despite the security and risk-prevention measures the Company has implemented, the Company's systems could be breached, damaged, or otherwise interrupted by a system failure, cyberattack, malicious computer software (including malware or ransomware), unauthorized physical or electronic access, or other natural or man-made incidents or disasters. The Company is also susceptible to security breaches that may go undetected. Such a breach or interruption could result in business disruption, theft of the Company's intellectual property or trade secrets, and unauthorized access to personal information. To the extent that business is interrupted or data is lost, destroyed, or inappropriately used or disclosed, such disruptions could lead to legal claims against the Company and adversely affect the Company’s competitive position, reputation, relationships with customers, financial condition, operating results, and cash flows.

The Company is involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse effect on the Company

The Company is involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes (including disputes with suppliers), intellectual property matters, personal injury claims, and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse impact on the Company’s profitability and financial position.

Climate change, climate change regulations, and greenhouse gas effects could adversely impact the Company’s operations and markets

Increased attention to climate change and its association with greenhouse gas emissions, expectations for companies to establish short and long-term emissions reduction targets, and changes in consumer preferences may result in increased costs, reduced profits, risks associated with new regulatory requirements, and the potential for increased litigation and governmental investigations. The U.S. federal government, certain U.S. states, and certain other countries and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions from certain sectors including automotive. Failure to comply with any legislation or regulation could result in substantial fines, criminal sanctions, or operational changes. Moreover, even without such legislation or regulation, increased awareness of, or any adverse publicity regarding, the effects of greenhouse gases could harm the Company’s reputation or reduce customer demand for its products and services.

Additionally, as severe weather events become increasingly common, operations of the Company, its customers, and/or suppliers may be disrupted, which could result in increased operational costs or reduced demand for products and services. Natural disasters could cause disruption to the Company’s ability to serve its customers and communities in times of need and extended periods of disruption could have an adverse effect on its results of operations.

Item 1B.    Unresolved Staff Comments

None

Item 2.    Properties

The Company's principal executive offices are located in Van Buren Township, Michigan. At December 31, 2022, the Company and its consolidated subsidiaries owned or leased:

•30 corporate offices, technical and engineering centers and customer service centers in 13 countries around the world, all of which were leased.
•14 manufacturing and/or assembly facilities in Brazil, China, India, Japan, Mexico, Portugal, Slovakia, Tunisia, and Thailand, of which 11 were leased and 3 were owned.
In addition, the Company's non-consolidated affiliates operate 6 manufacturing and/or assembly locations, primarily in the Asia Pacific region. The Company considers its facilities to be adequate for its current uses.

Item 3.Legal Proceedings

Certain legal proceedings in which the Company is involved are discussed in Note 18, "Commitments and Contingencies" to the Company's consolidated financial statements included in Part II, Item 8 of this Form 10-K, "Financial Statements and Supplementary Data" and should be considered an integral part of Part I, Item 3, "Legal Proceedings."

Item 4.Mine Safety Disclosures

None

Item 4A. Executive Officers
The following table shows information about the executive officers of the Company as of February 1, 2023:

Name	Age	Position
Sachin S. Lawande	55	Director, President and Chief Executive Officer
Jerome J. Rouquet	55	Senior Vice President and Chief Financial Officer
Abigail S. Fleming	41	Vice President and Chief Accounting Officer
Brett D. Pynnonen	54	Senior Vice President and Chief Legal Officer
Joao Paulo Ribeiro	53	Senior Vice President, Manufacturing, Supply Chain, and Purchasing
Kristin E. Trecker	57	Senior Vice President and Chief People Officer
Robert R. Vallance	62	Senior Vice President, Global Customer Business Groups, New Technology Product Lines, and General Manager APAC Region

Sachin S. Lawande has been Visteon’s Chief Executive Officer, President, and a director of the Company since June 29, 2015. Before joining Visteon, Mr. Lawande served as Executive Vice President and President, Infotainment Division of Harman International Industries, Inc., an automotive supplier, from July 2013 to June 2015. From July 2011 to June 2013, he served as Executive Vice President and President of Harman’s Lifestyle Division, and from July 2010 to June 2011 as Executive Vice President and Co-President, Automotive Division. Prior to that he served as Harman’s Executive Vice President and Chief Technology Officer since February 2009. Mr. Lawande joined Harman International in 2006, following senior roles at QNX Software Systems and 3Com Corporation. He also serves on the board of directors of Cognex Corporation, a leading worldwide provider of machine vision products that are widely used in automotive, consumer electronics, life sciences, and logistics industries. Within the last five years, he also served on the board of directors of DXC Technology Company.
Jerome J. Rouquet has been Visteon’s Senior Vice President and Chief Financial Officer since February 2020 (after joining the Company as Senior Vice President, Finance in January 2020). Prior to that, he held leadership roles of increasing responsibility at Federal-Mogul, LLC (a global automotive supplier), including Senior Vice President and Chief Financial Officer from January 2016 to September 2018, Chief Accounting Officer and Controller from July 2010 to January 2016, and Finance Director from March 1999 to July 2010. Following the acquisition of Federal-Mogul by Tenneco, Inc., he most recently served as Senior Vice President Finance, Motorparts from October 2018 to December 2019. From 1990 to 1996, Mr. Rouquet served in various roles at Imaje SA, from Logistics Manager to Financial Controller.
Abigail S. Fleming has been Visteon’s Vice President and Chief Accounting Officer since joining the Company in August 2020. Prior to joining Visteon, Ms. Fleming was Executive Director and Assistant Controller of Tenneco Inc. (formerly Federal-Mogul, LLC), a global automotive supplier, from March 2017 to August 2020, and Director, Capital Markets and Accounting Advisory Services at PricewaterhouseCoopers LLP from March 2015 to March 2017. Ms. Fleming began her career at PricewaterhouseCoopers in August 2004 and is a certified public accountant.

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
Joao Paulo Ribeiro has been Visteon’s Senior Vice President, Manufacturing, Supply Chain and Purchasing since November 2021. Prior to that he was Vice President, Manufacturing and Supply Chain since March 2020, Vice President, Manufacturing Operations since March 2014, and Managing Director, European Operations from October 2010 to March 2014. During his career with Visteon and Ford Motor Company, he has held management positions of increasing responsibility in manufacturing and operations.

Kristin E. Trecker has been Visteon’s Senior Vice President and Chief People Officer since joining the Company in May 2018. Before joining Visteon, she served as Executive Vice President and Chief Human Resources Officer (“CHRO”) for Integer Holdings Corp. (formerly Greatbatch, Inc.), a medical device outsource manufacturer, from November 2015 to May 2017, and as Senior Vice President and CHRO of MTS Systems Corp., a global engineering firm, from February 2012 to October 2015. Prior to that Ms. Trecker spent 16 years with Lawson Software, Inc. in roles of increasing responsibility, ranging from Director of Compensation and Benefits to Senior Vice President of Human Resources.

Robert R. Vallance has been Visteon’s Senior Vice President, Global Customer Business Groups, New Technology Product Lines, and General Manager APAC Region since January 2022, and prior to that, he was Senior Vice President, Customer Business Groups since December 2016. He also served as Vice President, Customer Business Groups upon rejoining the Company in July 2014. From February 2008 to June 2014, he served as Vice President, Electronics Business Group of Johnson Controls, Inc., an automotive supplier. Prior to that, he spent 23 years at Ford Motor Company and Visteon in product development, program and commercial management, strategy and planning, product marketing, and manufacturing.

Part II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
As of February 9, 2023, the Company had 2,981 shareholders of record.
No dividends were paid by the Company on its common stock during the years ended December 31, 2022 and 2021. The Company’s Board evaluates the Company’s dividend policy based on all relevant factors. The Company’s credit agreements limit the amount of cash payments for dividends that may be made. Additionally, the ability of the Company’s subsidiaries to transfer dividends is subject to various restrictions, including regulatory requirements and governmental restraints.
No sales of the Company’s common stock were made by or on behalf of the Company or an affiliated purchaser during the fourth quarter of 2022.
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

Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2017 through December 31, 2022, for Visteon's existing common stock, the S&P 500 Index and the Dow Jones U.S. Auto Parts Index. The graph below assumes that $100 was invested on December 31, 2017 in each of the Company's common stock, the stocks comprising the S&P 500 Index and the stocks comprising the Dow Jones U.S. Auto Parts Index, and that all dividends have been reinvested.

$200
$175
$150
$125
$100
$75
$50
$25
$0
2017
2018
2019
2020
2021
2022
Visteon
Dow Jones U.S. Auto Parts Index
S&P 500

	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Visteon Corporation	$100.00	$48.17	$69.19	$100.30	$88.81	$104.55
Dow Jones U.S. Auto Parts Index	$100.00	$68.30	$85.56	$99.27	$118.94	$87.05
S&P 500	$100.00	$93.76	$120.84	$140.49	$178.27	$143.61
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

Executive Summary
Strategic Priorities
Visteon is a global automotive technology company serving the mobility industry, dedicated to creating more enjoyable, connected, and safe driving experiences. The Company's platforms leverage proven, scalable hardware and software solutions that enable the digital, electric, and autonomous evolution of its global automotive customers. The automotive mobility market is expected to grow faster than underlying vehicle production volumes as the vehicle shifts from analog to digital and towards device and cloud connected, electric vehicles, and vehicles with more advanced safety features.
The Company has laid out the following strategic priorities:
•Technology Innovation - The Company is an established global leader in cockpit electronics and is positioned to provide solutions as the industry transitions to the next generation automotive cockpit experience. The cockpit is becoming fully digital, connected, automated, learning, and voice enabled. Visteon's broad portfolio of cockpit electronics technology, the industry's first wireless battery management system, and the development of safety technology integrated into its domain controllers positions Visteon to support these macro trends in the automotive industry.
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

Financial Results

The pie charts below highlight the sales breakdown for Visteon for the year ended December 31, 2022.

*Regional sales are based on the geographic region where sale originates and not where customer is located (excludes inter-regional eliminations).
Global Automotive Market Conditions and Production Levels

The automotive industry has been negatively impacted by the COVID-19 pandemic and the ongoing semiconductor shortage. Industry vehicle volumes have increased in 2022 however remain near historically low levels despite strong consumer demand due to the ongoing semiconductor shortage. Visteon expects ongoing uncertainty and volatility as a result of the on-going shortages of semiconductors, geopolitical situation in Eastern Europe, uncertain global economy, and the COVID-19 related impacts in China and other countries. The magnitude of the impact on the financial statements, results of operations, and cash flows will depend on the evolution of the semiconductor supply shortage, plant production schedules, supply chain impacts, and global economic impacts.
Company Highlights

Visteon continued to focus on execution throughout 2022, building a foundation of sustainable growth, margin expansion, and cash flow generation. To address the near-term challenges created from the worldwide semiconductor and supply chain shortages, Visteon implemented a series of proactive initiatives aimed at increasing product availability for its customers while minimizing the impact of incremental costs to the business.

Early in 2021, Visteon set up a cross-functional task force which implemented several actions including the purchase of semiconductors through brokers and distributors, expedited logistics, and engineering redesigns while leading calls with customers and suppliers to minimizing manufacturing downtime. In addition, Visteon worked with its customers to pass along the elevated costs caused by semiconductor shortages.

As a result of these actions and continued growth-over-market, Visteon reported sales of $3,756 million, a year-over-year increase of 40% when excluding the negative impact from currency. This represents a continued out-performance compared to industry and customer production volumes. Adjusted EBITDA1 was $348 million, or 9.3% of sales. Visteon continued to build the foundation for sustainable growth launching 45 new products during 2022. Visteon's next-generation products continue to be featured on its customer's key vehicles and platforms. Additionally, Visteon was awarded $6 billion in new business wins with strong performance in all product categories. Wins included multiple large multi-display wins bringing total displays wins in excess of $1.6 billion for the year, multiple SmartCore™ domain wins with lifetime revenue in excess of $1 billion, discrete cluster wins of approximately $1 billion, and incremental battery management system wins that extend the scope of previous customer wins.
1 Adjusted EBITDA is a Non-U.S. GAAP financial measure, as defined below.

Results of Operations

Year ended December 31, 2022 Compared to Year ended December 31, 2021

The Company's consolidated results of operations for the years ended December 31, 2022 and 2021 were as follows:

	Year Ended December 31,
(In millions)	2022	2021	Change
Net sales	$3,756	$2,773	$983
Cost of sales	(3,388)	(2,519)	(869)
Gross margin	368	254	114
Selling, general and administrative expenses	(188)	(175)	(13)
Restructuring and impairment	(14)	(14)	—
Interest expense, net	(10)	(8)	(2)
Equity in net (loss) income of non-consolidated affiliates	(1)	6	(7)
Other income, net	20	18	2
Income (loss) before income taxes	175	81	94
Provision for income taxes	(45)	(31)	(14)
Net income (loss)	130	50	80
Less: Net (income) loss attributable to non-controlling interests	(6)	(9)	3
Net income (loss) attributable to Visteon Corporation	$124	$41	$83
Adjusted EBITDA	$348	$228	$120

Net Sales and Cost of Sales

(In millions)	Net Sales	Cost of Sales	Gross Margin
December 31, 2021	$2,773	$(2,519)	$254
Volume, mix, and net new business	722	(573)	149
Customer pricing, net	395	—	395
Currency	(136)	109	(27)
Engineering costs, net	—	(15)	(15)
Cost performance, design changes and other	2	(390)	(388)
December 31, 2022	$3,756	$(3,388)	$368

Net sales for the year ended December 31, 2022 totaled $3,756 million, which represents an increase of $983 million compared with 2021. Favorable volumes and net new business increased net sales by $722 million due to modest increases in customer production and continued market outperformance as a result of recent product launches. Customer pricing increased net sales by $395 million, primarily due to customer recoveries. Unfavorable currency decreased net sales by $136 million, primarily attributable to the euro, Chinese renminbi, and Japanese yen.

Cost of sales increased $869 million for the year ended December 31, 2022, when compared with 2021. Volume, mix and net new business increased cost of sales by $573 million. Foreign currency decreased cost of sales by $109 million, primarily attributable to the euro, Chinese renminbi, and Japanese yen. Unfavorable cost performance, design changes and other increased cost of sales by $390 million primarily due to supply chain and material cost impacts associated with the worldwide semiconductor supply shortage.

A summary of net engineering costs is shown below:

	Year Ended December 31,
(In millions)	2022	2021
Gross engineering costs	$(341)	$(325)
Engineering recoveries	145	134
Engineering costs, net	$(196)	$(191)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $196 million for the year ended December 31, 2022, including the impacts of currency, were $5 million higher than the same period of 2021. This increase is primarily related to higher engineering costs resulting from incremental program management costs with a joint venture partner partially offset by increased engineering recoveries.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $188 million, or 5.0% of net sales, and $175 million, or 6.3% of net sales, during the years ended December 31, 2022 and 2021, respectively. The increase is primarily due to increased employee related compensation, bad debt and travel and consulting expenses, partially offset by foreign currency.
Restructuring and Impairment
During 2022, the Company recorded $9 million of restructuring expense primarily related to employee severance.

Due to the current geopolitical situation in Eastern Europe the Company elected to close the Russian facility resulting in a 2022 non-cash impairment charge of $5 million to fully impair property and equipment and reduce inventory to its net realizable value.

Interest Expense, Net

Net interest expense for the year ended December 31, 2022, was $10 million, representing an increase of $2 million as compared to 2021. The increase in interest expense as compared to 2021 is primarily due to interest on the Company's SOFR based facility partially offset by the settlement of the derivatives associated with the terminated LIBOR based debt as well as increased interest income.
Equity in Net Income of Non-Consolidated Affiliates
Equity in net income of non-consolidated affiliates was a $1 million loss and a $6 million gain for the years ended December 31, 2022 and 2021, respectively. The decrease in equity in net income is primarily due to various operational and non-operational charges incurred at an affiliate.
Other Income, Net
Other income, net consists of the following:

	Year Ended December 31,
(In millions)	2022	2021
Pension financing benefits, net	$20	$18
Gain on sale of investment	3	—
Foreign currency translation charge	(3)	—
	$20	$18

The Company recorded a sale of an equity investment during the year ended December 31, 2022, resulting in a gain of $3 million.

During the year ended December 31, 2022, the Company recorded a charge of $3 million related to foreign currency translation amounts recorded in accumulated other comprehensive loss associated with the close of the Russian facility.

Income Taxes

The Company's provision for income taxes was $45 million for year ended December 31, 2022, an increase of $14 million when compared with 2021. The increase in tax expense is primarily attributable to the increase in pretax income, changes in the year-over-year mix of earnings, as well as establishing full valuation allowances on the deferred tax assets of two foreign subsidiaries. Other changes in the Company's deferred tax asset valuation allowances did not materially impact net tax expense during the years ended December 31, 2022 or 2021.
Adjusted EBITDA

The Company defines Adjusted EBITDA as net income attributable to the Company adjusted to eliminate the impact of depreciation and amortization, restructuring and impairment expense, provision for income taxes, non-cash stock-based compensation expense, net interest expense, net income attributable to non-controlling interests, equity in net income of non-consolidated affiliates, loss on divestiture, discontinued operations, and other gains and losses not reflective of the Company's ongoing operations.

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

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2022 and 2021 is as follows:

	Year Ended December 31,
(In millions)	2022	2021	Change
Net income (loss) attributable to Visteon Corporation	$124	$41	$83
Depreciation and amortization	108	108	—
Restructuring and impairment	14	14	—
Provision for income taxes	45	31	14
Non-cash, stock-based compensation expense	26	18	8
Interest expense, net	10	8	2
Net (income) loss attributable to non-controlling interests	6	9	(3)
Equity in net loss (income) of non-consolidated affiliates	1	(6)	7
Other, net	14	5	9
Adjusted EBITDA	$348	$228	$120

Adjusted EBITDA was $348 million for the year ended December 31, 2022, representing an increase of $120 million when compared with Adjusted EBITDA of $228 million for 2021. Favorable volumes and mix increased Adjusted EBITDA by $149 million. Foreign currency decreased Adjusted EBITDA by $19 million, primarily attributable to the euro, Chinese renminbi, and Japanese yen. Lower warranty expense and net engineering costs, excluding currency, decreased Adjusted EBITDA by $4 million and $15 million, respectively.

Year ended December 31, 2021 Compared to Year ended December 31, 2020

The Company's consolidated results of operations for the years ended December 31, 2021 and 2020 were as follows:

	Year Ended December 31,
(In millions)	2021	2020	Change
Net sales	$2,773	$2,548	$225
Cost of sales	(2,519)	(2,303)	(216)
Gross margin	254	245	9
Selling, general and administrative expenses	(175)	(193)	18
Restructuring and impairment	(14)	(76)	62
Interest expense, net	(8)	(11)	3
Equity in net income of non-consolidated affiliates	6	6	—
Other income, net	18	9	9
Income (loss) before income taxes	81	(20)	101
Provision for income taxes	(31)	(28)	(3)
Net income (loss)	50	(48)	98
Net (income) loss attributable to non-controlling interests	(9)	(8)	(1)
Net income (loss) attributable to Visteon Corporation	$41	$(56)	$97
Adjusted EBITDA*	$228	$192	$36

* Adjusted EBITDA is a Non-U.S. GAAP financial measure, as defined above.

Net Sales and Cost of Sales

(In millions)	Net Sales	Cost of Sales	Gross Margin
December 31, 2020	$2,548	$(2,303)	$245
Volume, mix, and net new business	185	(168)	17
Customer pricing, net	8	—	8
Currency	52	(41)	11
Engineering costs, net	—	20	20
Cost performance, design changes and other	(20)	(27)	(47)
December 31, 2021	$2,773	$(2,519)	$254

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
Adjusted EBITDA

The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2021 and 2020 is as follows:

	Year Ended December 31,
(In millions)	2021	2020	Change
Net income (loss) attributable to Visteon Corporation	$41	$(56)	$97
Depreciation and amortization	108	104	4
Restructuring and impairment	14	76	(62)
Provision for income taxes	31	28	3
Non-cash, stock-based compensation expense	18	18	—
Interest expense, net	8	11	(3)
Net (income) loss attributable to non-controlling interests	9	8	1
Equity in net income of non-consolidated affiliates	(6)	(6)	—
Other, net	5	9	(4)
Adjusted EBITDA	$228	$192	$36

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
Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of December 31, 2022, the Company’s corporate credit rating is Ba3 and BB- by Moody’s and Standard & Poor’s, respectively. See Note 10, "Debt" in the Company's consolidated financial statements included in Item 8 of this Form 10-K for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which are utilized by the Company's consolidated joint ventures, had availability of $192 million and the Company had $400 million of available credit under the revolving credit facility as of December 31, 2022.

Cash Balances
As of December 31, 2022, the Company had total cash and equivalents of $523 million, including $3 million of restricted cash. Cash balances totaling $356 million were located in jurisdictions outside of the United States, of which approximately $130 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017, but the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

Other Items Affecting Liquidity
During the year ended December 31, 2022, cash contributions to the Company's non-U.S. employee retirement plans were approximately $7 million. Contributions related to certain non-U.S. plans of approximately $2 million have been deferred until 2024 due to COVID-19 relief measures. Additionally, the Company expects to make contributions to its non-US defined benefit pension plans of $5 million during 2023.

During the year ended December 31, 2022, the Company paid $15 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is provided in Note 3, "Restructuring and Impairments" in the Company's consolidated financial statements included in Item 8 of this Form 10-K.

The Company has committed to make investments totaling $15 million in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As of December 31, 2022, the Company has contributed $11 million toward the aggregate investment commitments. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount.

Purchase Obligations

As of December 31, 2022, the Company has contractual purchase obligations of approximately $51 million through 2025.

Leases

The Company has operating leases primarily for corporate offices, technical and engineering centers, vehicles, and certain equipment with future lease obligations ranging from 2023 to 2033. Additional discussion regarding the Company's leasing activities is provided in Note 8, "Leases" in the Company's consolidated financial statements included in Item 8 of this Form 10-K.

Taxes

The Company may be required to make significant cash outlays related to its unrecognized tax benefits, including interest and penalties. As of December 31, 2022, the Company had unrecognized tax benefits, including interest and penalties, that would be expected to result in a cash outlay of $7 million. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the period of cash settlement, if any, with the respective taxing authorities. For further information related to the Company’s unrecognized tax benefits, see Note 13, “Income Taxes,” to the consolidated financial statements included in this Report.

Cash Flows

Operating Activities

The Company generated $167 million of cash from operating activities during the year ended December 31, 2022, as compared to $58 million during 2021 representing a $109 million increase.

Increased operating activities is primarily due to an increase in Adjusted EBITDA and lower working capital outflows as compared December 2021. Working capital outflows of $115 million primarily related to higher inventory levels resulting from the worldwide semiconductor supply shortage and increased sales volume during 2022.

The Company generated $58 million of cash from operating activities during the year ended December 31, 2021, as compared to $168 million during 2020 representing a $110 million decrease.

Unfavorable cash flows from operating activities is primarily due to lower working capital outflows partially offset by increased net income. Lower working capital out flows of $178 million as compared to the prior year are primarily related to higher inventory levels resulting from the worldwide semiconductor supply shortage and increased accounts receivable due to higher volume and higher than anticipated customer receipts during December 2020 of $40 million. These unfavorable impacts were partially offset by higher net income of $98 million and dividends received from non-consolidated affiliates of $18 million.

Investing Activities

Net cash used by investing activities during the year ended December 31, 2022 totaled $68 million, as compared to cash used of $63 million in 2021, representing an increase of $5 million. The increase is primarily due to higher cash paid for capital expenditures and lower cash received for loan repayments from non-consolidated affiliates. These increased outflows were partially offset by cash received related to the settlement of derivatives.

Net cash used by investing activities during the year ended December 31, 2021 totaled $63 million, as compared to $98 million in 2020, representing a decrease of $35 million. The decrease is primarily due to lower cash paid for capital expenditures of $34 million.

Financing Activities
Net cash used by financing activities during the year ended December 31, 2022 totaled $9 million, as compared to $29 million for 2021, representing a decrease of $20 million. The decrease in financing activities is primarily due to a decrease in dividends paid to non-controlling interests of $33 million partially offset by higher payments related to short-term debt.

Net cash used by financing activities during the year ended December 31, 2021 totaled $29 million, as compared to $58 million for 2020, representing a decrease of $29 million. The decrease is primarily due to 2020 share repurchases of $16 million and debt repayments of $37 million partially offset by higher dividends paid to non-controlling interests of $28 million.

Debt and Capital Structure
See "Liquidity" above and also see Note 10, "Debt" and Note 14, "Stockholders' Equity and Non-controlling Interests" to the Company's consolidated financial statements included in Item 8 of this Form 10-K for further information.

Fair Value Measurements
See Note 16, "Fair Value Measurements" to the Company's consolidated financial statements included in Item 8 of this Form 10-K for additional information.
Critical Accounting Estimates
The Company’s significant accounting policies have been disclosed in the consolidated financial statements and accompanying notes under Note 1, “Summary of Significant Accounting Policies” to the Company's consolidated financial statements included in Item 8 of this Form 10-K. Certain policies relate to estimates that involve matters that are highly uncertain at the time the accounting estimate is made and different estimates or changes to an estimate could have a material impact on the reported financial position, changes in financial condition or results of operations. Such critical estimates are discussed below. For these, materially different amounts could be reported under varied conditions and assumptions. Other items in the Company's consolidated financial statements require estimation, however, in the Company's opinion, they are not as critical as those discussed below.
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

In 2022, due to the current geopolitical situation in Eastern Europe the Company elected to close the Russian facility resulting in a non-cash impairment charge of $5 million to fully impair property and equipment and reduce inventory to its net realizable value. Additionally, as a result of the closure, during the fourth quarter of 2022, the Company recorded a charge of approximately $3 million related to foreign currency translation amounts recorded in accumulated other comprehensive loss.

During the fourth quarter of 2021, the Company recorded an impairment of certain long-lived assets in Brazil due to rising costs and deteriorating business conditions. As a result, the Company recorded a non-cash impairment charge of $9 million to write-down property and equipment to its fair value as of December 31, 2021.

See Note 3, "Restructuring and Impairments” in the Company's consolidated financial statements included in Item 8 of this Form 10-K for additional information.

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

Product Warranty and Recall
The Company accrues for warranty obligations for products sold based on management estimates, with support from the Company’s sales, engineering, quality, and legal functions, of the amount that eventually will be required to settle such obligations. This accrual is based on several factors including contractual arrangements, past experience, current claims, production changes, industry developments, and various other considerations. The Company accrues for product recall claims related to potential financial participation in customer actions to provide remedies as a result of actual or threatened regulatory or court actions or the Company’s determination of the potential for such actions. The Company's accrual for recall claims is based on specific facts and circumstances underlying individual claims with support from the Company’s engineering, quality, and legal functions. Amounts accrued are based upon management’s best estimate of the amount that will ultimately be required to settle such claims. See Note 18, "Commitments and Contingencies" in the Company's consolidated financial statements included in Item 8 of this Form 10-K for additional information.
Restructuring

The Company accrues costs in connection with its restructuring of the engineering, administration, and manufacturing organizations. These accruals include estimates primarily related to employee headcount, local statutory benefits, and other employee termination costs. Actual costs may vary from these estimates. These accruals are reviewed on a quarterly basis and changes to restructuring actions are recognized when identified. See Note 3, “Restructuring and Impairments” in the Company's consolidated financial statements included in Item 8 of this Form 10-K for additional information.
Pension Plans
Certain Company employees participate in defined benefit pension plans or retirement/termination indemnity plans. The Company has approximately $92 million in unfunded net pension liabilities as of December 31, 2022, of which approximately $71 million and $21 million are attributable to U.S. and non-U.S. pension plans, respectively. The determination of the Company’s obligations and expense for its pension plans is dependent on assumptions set by the Company used by actuaries in calculating such amounts. Assumptions, including the discount rate, expected long-term rate of return on plan assets, and rate of increase in compensation, are described in Note 11, “Employee Benefit Plans” to the Company’s consolidated financial statements included in Item 8 of this Form 10-K, which are incorporated herein by reference.
Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense in future periods. Therefore, assumptions used to calculate benefit obligations as of the annual measurement date directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits, as of December 31, 2022, are as follows:
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

	U.S. Plans		Non-U.S. Plans
	2022	2021	2022	2021
Expected Rate of Return	6.23%	6.15%	2.00% - 8.90%	2.00% to 7.00%
Long-Term Rates of Return	6.90%	6.23%	2.00% - 9.45%	2.00% to 7.00%
Actual Rates of Return	(17.10)%	9.40%	(31.10)%	5.77%
The Company has set the long-term rates of return assumptions for its 2023 pension expense which range from 2.00% to 9.45% outside the U.S. and 6.90% in the U.S.
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

	U.S. Plans		Non-U.S. Plans
	2022	2021	2022	2021
Weighted Average Discount Rates	2.48%	1.99%	2.23%	1.66%
Discount Rates	2.48%	1.99%	0.55% to 9.55%	0.8% to 8.75%

While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension benefit obligations and its future expense. The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2022 funded status and 2023 pretax pension expense.

	Impact on U.S. 2023 Pretax Pension Expense	Impact on U.S. Plan 2022 Funded Status	Impact on Non-U.S. 2023 Pretax Pension Expense	Impact on Non-U.S. Plan 2022 Funded Status
25 basis point decrease in discount rate (a)(b)	Less than -$1 million	-$16 million	Less than -$1 million	-$6 million
25 basis point increase in discount rate (a)(b)	Less than +$1 million	+$15 million	Less than +$1 million	+$6 million
25 basis point decrease in expected return on assets (a)	+$1.6 million		Less than +$1 million
25 basis point increase in expected return on assets (a)	-$1.6 million		Less than -$1 million
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
Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that such assets will not be realized. In the event the Company's operating performance improves or deteriorates in a filing jurisdiction or entity, future assessments could conclude a smaller or larger valuation allowance will be needed. Due to the complexity of some of these uncertainties, the ultimate resolution may be materially different from the current estimate.

In the ordinary course of the Company’s business, there are many transactions and calculations where the final tax determination is uncertain. The Company is regularly audited by tax authorities. Where appropriate, the Company accrues for contingencies related to income tax risks and non-income tax risks. See Note 13, "Income Taxes" in the Company's consolidated financial statements included in Item 8 of this Form 10-K for additional information.
Fair Value Measurements
The Company uses fair value measurements in the preparation of its financial statements, utilizing various inputs including those that can be readily observable, indirectly observable or are unobservable. The Company utilizes market-based data and valuation techniques that maximize the use of observable inputs. Additionally, the Company applies assumptions that market participants would use in pricing an asset or liability, including assumptions about risk. See Note 16, "Fair Value Measurements" and Note 6, "Property and Equipment" in the Company's consolidated financial statements included in Item 8 of this Form 10-K for additional information.
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
•Continued and future impacts of the coronavirus ("COVID-19") pandemic on Visteon’s financial condition and business operations including global supply chain disruptions, market downturns, reduced consumer demand, and new government actions or restrictions.
•Failure of the Company’s joint venture partners to comply with contractual obligations or to exert influence or pressure in China.
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
•Changes in the operations (including products, product planning, and part sourcing), financial condition, results of operations, or market share of Visteon’s customers.
•Changes in vehicle production volume of Visteon’s customers in the markets where it operates.
•Increases in commodity costs and the Company's ability to offset or recover these costs or disruptions in the supply of commodities, including resins, copper, fuel, and natural gas.
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

•Legal and administrative proceedings, investigations, and claims, including shareholder class actions, inquiries by regulatory agencies, product liability, warranty, employee-related, environmental and safety claims, and any recalls of products manufactured or sold by Visteon.
•Changes in economic conditions, currency exchange rates, interest rates and fuel prices, changes in foreign laws, regulations or trade policies, or political stability in foreign countries where Visteon procures materials, components, or supplies or where its products are manufactured, distributed, or sold.
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
•Visteon’s ability to comply with environmental, safety, and other regulations applicable to it and any increase in the requirements, responsibilities, and associated expenses and expenditures of these regulations.
•Disruptions in information technology systems including, but not limited to, system failure, cyber-attack, malicious computer software (malware including ransomware), unauthorized physical or electronic access, or other natural or man-made incidents or disasters.
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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

The primary market risks to which the Company is exposed include changes in foreign currency exchange rates, interest rates and certain commodity prices. The Company manages these risks through the use of derivative instruments and various operating actions including fixed price contracts with suppliers and cost sourcing arrangements with customers. The Company's use of derivative instruments is limited to mitigation of market risks. Derivative instruments are not used for speculative or trading purposes, as per clearly defined risk management policies. Additionally, the Company's use of derivative instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of highly rated financial institutions that are expected to fully satisfy their obligations under the contracts. Additionally, the Company's ability to utilize derivatives to manage market risk is dependent on credit conditions and market conditions given the current economic environment.

Foreign Currency Risk

The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends, investments in subsidiaries, and anticipated foreign currency denominated transaction proceeds. Where possible, the Company utilizes derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to reduce the impact to the Company's cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically, and any natural offsets are considered prior to entering into a derivative financial instrument. The Company’s primary hedged foreign currency exposures include the euro and Brazilian real. Where possible, the Company utilizes a strategy of partial coverage for transactions in these currencies. The Company's policy requires that hedge transactions relate to a specific portion of the exposure not to exceed the aggregate amount of the underlying transaction.

In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars. The Company does not enter into foreign exchange contracts to mitigate this exposure.

The hypothetical pretax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $21 million and $29 million for foreign currency derivative financial instruments as of December 31, 2022 and 2021, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

See Note 17, "Financial Instruments" to the Company's consolidated financial statements included in Item 8 of this Form 10-K for additional information.

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

Item 8.Financial Statements and Supplementary Data

Visteon Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Visteon Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Visteon Corporation (the "Company") as of December 31, 2022, the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in equity for the year ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022, and the results of its operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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
Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition — Refer to Note 1 to the financial statements

Critical Audit Matter Description
As discussed in Note 1, Summary of Significant Accounting Policies, the Company’s revenue is measured based on the transaction price and the quantity of parts specified in a contract with a customer. Discrete price adjustments may occur during the vehicle production period in order for the Company to remain competitive with market prices or based on changes in product specifications. Some of these price adjustments are non-routine in nature and require estimation. In the event the Company concludes that a portion of the revenue for a given part may vary from the purchase order, the Company records consideration at the most likely amount to which the Company expects to be entitled based on historical experience and input from customer negotiations.

Auditing the consideration that the Company expects to be entitled to in exchange for certain of its products which are subject to non-routine price adjustments is judgmental as it relates to evaluating the sufficiency of evidence available from commercial negotiations to support the ultimate consideration that the Company is entitled to in exchange for those products.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the accounting for non-routine revenue pricing adjustments were, among others:

•We tested the effectiveness of controls over the identification of and accounting for pricing adjustments to revenue.
•We tested pricing adjustments recorded and compared such adjustments to underlying supporting documentation.
•We inspected pricing-related communications between the Company and its customers.
•We compared current year adjustments to pricing accruals established in prior periods to evaluate management’s process for estimating pricing accruals.
•We made inquiries of Company executives responsible for customer relationships.
•We obtained written representations regarding the completeness and accuracy of pricing adjustments with Company executives that are responsible for customer relationships.

/s/ Deloitte & Touche LLP
Detroit, Michigan
February 16, 2023

We have served as the Company's auditor since 2022.

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

/s/ Ernst & Young LLP
We served as the Company's auditor from 2012 to 2022.
Detroit, Michigan
February 17, 2022

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Net sales	$3,756	$2,773	$2,548
Cost of sales	(3,388)	(2,519)	(2,303)
Gross margin	368	254	245
Selling, general and administrative expenses	(188)	(175)	(193)
Restructuring and impairment	(14)	(14)	(76)
Interest expense	(14)	(10)	(16)
Interest income	4	2	5
Equity in net (loss) income of non-consolidated affiliates	(1)	6	6
Other income, net	20	18	9
Income (loss) before income taxes	175	81	(20)
Provision for income taxes	(45)	(31)	(28)
Net income (loss)	130	50	(48)
Less: Net (income) loss attributable to non-controlling interests	(6)	(9)	(8)
Net income (loss) attributable to Visteon Corporation	$124	$41	$(56)

Basic earnings (loss) per share attributable to Visteon Corporation	$4.41	$1.46	$(2.01)

Diluted earnings (loss) per share attributable to Visteon Corporation	$4.35	$1.44	$(2.01)

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2022	2021	2020
Net income (loss)	$130	$50	$(48)

Foreign currency translation adjustments	(66)	(31)	45
Net investment hedge	8	19	(19)
Benefit plans, net of tax (a)	56	84	(51)
Unrealized hedging gains (losses), net of tax (b)	13	6	(5)
Other comprehensive income (loss), net of tax	11	78	(30)
Comprehensive income (loss)	141	128	(78)
Comprehensive income (loss) attributable to non-controlling interests	1	12	15
Comprehensive income (loss) attributable to Visteon Corporation	$140	$116	$(93)
(a) Benefit plans, net of tax reflects tax expense of $4 million for the year ended December 31, 2022, tax expense of $4 million for the year ended December 31,2021, and tax expense of less than $1 million for the year ended December 31, 2020.
(b) Unrealized hedging gains (losses), net of tax reflects no income tax effects for the years ended December 31, 2022, 2021, and 2020.

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2022	2021
ASSETS
Cash and equivalents	$520	$452
Restricted cash	3	3
Accounts receivable, net	672	549
Inventories, net	348	262
Other current assets	167	158
Total current assets	1,710	1,424
Property and equipment, net	364	388
Intangible assets, net	99	118
Right-of-use assets	124	139
Investments in non-consolidated affiliates	49	54
Other non-current assets	104	111
Total assets	$2,450	$2,234
LIABILITIES AND EQUITY
Short-term debt	$13	$4
Accounts payable	657	522
Accrued employee liabilities	90	80
Current lease liability	29	28
Other current liabilities	246	218
Total current liabilities	1,035	852
Long-term debt, net	336	349
Employee benefits	115	198
Non-current lease liability	99	117
Deferred tax liabilities	27	27
Other non-current liabilities	64	75
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of December 31, 2022 and 2021)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 28.2 and 28.0 million shares outstanding as of December 31, 2022 and December 31, 2021, respectively)	1	1
Additional paid-in capital	1,352	1,349
Retained earnings	1,788	1,664
Accumulated other comprehensive loss	(213)	(229)
Treasury stock	(2,253)	(2,269)
Total Visteon Corporation stockholders’ equity	675	516
Non-controlling interests	99	100
Total equity	774	616
Total liabilities and equity	$2,450	$2,234

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2022	2021	2020
Operating Activities
Net income (loss)	$130	$50	$(48)
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	108	108	104
Non-cash stock-based compensation	26	18	18
Gain on sale of investment	(3)	—	—
Foreign currency translation charge	3	—	—
Equity in net income of non-consolidated affiliates, net of dividends remitted	4	12	(5)
Impairments	5	9	—
Other non-cash items	(1)	14	7
Changes in assets and liabilities:
Accounts receivable	(156)	(78)	51
Inventories	(105)	(92)	(2)
Accounts payable	146	28	(13)
Other assets and other liabilities	10	(11)	56
Net cash provided from operating activities	167	58	168
Investing Activities
Capital expenditures, including intangibles	(81)	(70)	(104)
Contributions to equity method investments	(3)	(5)	(2)
Proceeds from sale of investment	4	—	—
Net investment hedge transactions	12	4	8
Loan repayments from non-consolidated affiliates	—	6	2
Other, net	—	2	(2)
Net cash used by investing activities	(68)	(63)	(98)
Financing Activities
Borrowings on debt	350	—	400
Principal payments on debt	(350)	—	(400)
Repurchase of common stock	—	—	(16)
Short-term debt, net	(4)	4	(37)
Payment of debt fees	(3)	—	—
Dividends paid to non-controlling interests	(2)	(35)	(7)
Other	—	2	2
Net cash used by financing activities	(9)	(29)	(58)
Effect of exchange rate changes on cash	(22)	(11)	19
Net increase (decrease) in cash, equivalents, and restricted cash	68	(45)	31
Cash, equivalents, and restricted cash at beginning of the period	455	500	469
Cash, equivalents, and restricted cash at end of the period	$523	$455	$500

Supplemental Disclosures:
Cash paid for interest	$12	$15	$18
Cash paid for income taxes, net of refunds	$29	$15	$19

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2019	$1	$1,342	$1,679	$(267)	$(2,275)	$480	$115	$595
Net income (loss)	—	—	(56)	—	—	(56)	8	(48)
Other comprehensive income (loss)	—	—	—	(37)	—	(37)	7	(30)
Stock-based compensation, net	—	6	—	—	10	16	—	16
Repurchase of shares of common stock	—	—	—	—	(16)	(16)	—	(16)
Cash dividends	—	—	—	—	—	—	(7)	(7)
December 31, 2020	$1	$1,348	$1,623	$(304)	$(2,281)	$387	$123	$510
Net income (loss)	—	—	41	—	—	41	9	50
Other comprehensive income (loss)	—	—	—	75	—	75	3	78
Stock-based compensation, net	—	1	—	—	12	13	—	13
Cash dividends	—	—	—	—	—	—	(35)	(35)
December 31, 2021	$1	$1,349	$1,664	$(229)	$(2,269)	$516	$100	$616
Net income (loss)	—	—	124	—	—	124	6	130
Other comprehensive income (loss)	—	—	—	16	—	16	(5)	11
Stock-based compensation, net	—	3	—	—	16	19	—	19
Cash dividends	—	—	—	—	—	—	(2)	(2)
December 31, 2022	$1	$1,352	$1,788	$(213)	$(2,253)	$675	$99	$774

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
Principles of Consolidation: The consolidated financial statements include the accounts of the Company and subsidiaries over which it exerts control. Investments in affiliates over which the Company does not exercise control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. All other investments are measured at cost, less impairment, with changes in fair value recognized in net income.
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
Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after December 31, 2022, including those resulting from the impacts of COVID-19 and related subsequent semiconductor supply shortage, as further described in Note 18, "Commitments and Contingencies", will be reflected in management's estimates for future periods.
Foreign Currency: We translate the assets and liabilities of foreign subsidiaries to United States (U.S.) dollars at end-of-period exchange rates. We translate the income statement elements of foreign subsidiaries to U.S. dollars at average-period exchange rates. We report the effect of translation for foreign subsidiaries that use the local currency as their functional currency as a separate component of stockholders' equity. Gains and losses resulting from the remeasurement of assets and liabilities in a currency other than the functional currency of a subsidiary are reported in current period income. We also report any gains and losses arising from transactions denominated in a currency other than the functional currency of a subsidiary in current period income. Net transaction gains and losses increased net income by $5 million and $2 million for the years ended December 31, 2022 and 2021, respectively. Net transaction gains and losses decreased net income by $2 million for the year ended December 31, 2020.

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
The Company’s contracts with customers involve various governing documents (sourcing agreements, master purchase agreements, terms and conditions agreements, etc.) which do not reach the level of a performance obligation of the Company until the Company receives either a purchase order and/or a customer release for a specific number of parts at a specified price, at which point the collective group of documents represent an enforceable contract. While the long-term supply agreements generally range from three to five years, customers make no commitments to volumes, and pricing or specifications can change prior to or during production. The Company recognizes revenue when control of the parts produced are transferred to the customer according to the terms of the contract, which is usually when the parts are shipped or delivered to the customer’s premises. Customers are generally invoiced upon shipment or delivery and payment generally occurs within 45 to 90 days and do not include significant financing components. Customers in China are often invoiced one month after shipment or delivery. Customer returns, when they occur, relate to quality rework issues and are not connected to any repurchase obligation of the Company. As of December 31, 2022, all unfulfilled performance obligations are expected to be fulfilled within the next twelve months.
Revenue is measured based on the transaction price and the quantity of parts specified in a contract with a customer. Discrete price adjustments may occur during the vehicle production period in order for the Company to remain competitive with market prices or based on changes in product specifications. Some of these price adjustments are non-routine in nature and require estimation. In the event the Company concludes that a portion of the revenue for a given part may vary from the purchase order, the Company records consideration at the most likely amount to which the Company expects to be entitled based on historical experience and input from customer negotiations. The Company records such estimates within Net sales and Accounts receivable, net, within the Consolidated Statements of Operations and Consolidated Balance Sheets, respectively. The Company adjusts its pricing reserves at the earlier of when the most likely amount of consideration changes or when the consideration becomes fixed. In 2022, revenue recognized related to performance obligations satisfied in previous periods represented less than 1% of consolidated net sales.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue. Shipping and handling costs associated with outbound freight after control of the parts has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of sales.
Segment: The Company’s reportable segment is Electronics. The Electronics segment provides vehicle cockpit electronics products to customers, including digital instrument clusters, domain controllers with integrated advanced driver assistance systems ("ADAS"), displays, Android-based infotainment systems , and battery management systems. As the Company has one reportable segment, net sales, total assets, depreciation, amortization and capital expenditures are equal to consolidated results.

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
Other Costs within Cost of Sales: Repair and maintenance costs, pre-production costs, and research and development expenses are expensed as incurred. Pre-production costs expensed represent engineering and development costs that are not contractually guaranteed for reimbursement by the customer. Research and development expenses include salary and related employee benefits, contractor fees, information technology, occupancy, telecommunications, depreciation, forward model program development, and advanced engineering activities. Research and development expenses were $196 million, $191 million, and $201 million in 2022, 2021 and 2020, respectively, which includes recoveries from customers of $145 million, $134 million and $134 million.
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

Cash and Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less, including short-term time deposits, commercial paper, repurchase agreements, and money market funds to be cash and cash equivalents. As of December 31, 2022, the Company's cash balances are invested in a diversified portfolio of cash and highly liquid cash equivalents including money market funds and time deposits with highly rated banking institutions with maturities less than three months. The cost of such funds approximates fair value based on the nature of the investment.

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $2 million related to a Letter of Credit Facility, and $1 million related to cash collateral for other corporate purposes as of December 31, 2022. As of December 31, 2021, restricted cash includes $2 million related to a Letter of Credit Facility and $1 million related to cash collateral for other corporate purposes.

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

The allowance for doubtful accounts related to accounts receivable and related activity are summarized below:

	December 31,
(In millions)	2022	2021	2020
Balance at beginning of year	$4	$4	$10
Provision	1	—	1
Recoveries	—	—	(3)
Write-offs charged against the allowance	—	—	(4)
Balance at end of year	$5	$4	$4

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

Product Tooling: Product tooling includes molds, dies, and other tools used in production of a specific part or parts of the same basic design owned either by the Company or its customers. Company owned tooling is capitalized and depreciated over the shorter of the expected useful life of the tooling or the term of the supply arrangement, generally not exceeding six years. The Company had receivables of $20 million and $21 million as of December 31, 2022 and 2021, respectively, related to product tools which will not be owned by the Company and for which there is a contractual agreement for reimbursement from the customer.
Contractually Reimbursable Engineering Costs: Engineering, testing, and other costs incurred in the design and development of production parts are expensed as incurred, unless the cost reimbursement is contractually guaranteed in a customer contract, in which case costs are capitalized and subsequently reduced upon lump sum or piece price recoveries.
Property and Equipment: Property and equipment is stated at cost or fair value for impaired assets. Property and equipment is depreciated using the straight-line method of depreciation over the related asset's estimated useful life.
Asset impairment charges are recorded for assets held-in-use when events and circumstances indicate that such assets may not be recoverable and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, an impairment charge is recorded for the amount by which the carrying value of the assets exceeds fair value. Fair value is determined using appraisals, management estimates, or discounted cash flow calculations. For further detail on asset impairments see Note 3, "Restructuring and Impairments."

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
Goodwill: The Company performs either a qualitative or quantitative assessment of goodwill for impairment on an annual basis. Goodwill impairment testing is performed at the reporting unit level. The qualitative assessment considers several factors at the reporting unit level including the excess of fair value over carrying value as of the last quantitative impairment test, the length of time since the last fair value measurement, the current carrying value, market and industry metrics, actual performance compared to forecast performance, and the Company's current outlook on the business. If the qualitative assessment indicates it is more likely than not that goodwill is impaired, the reporting unit is quantitatively tested for impairment. To quantitatively test goodwill for impairment, the fair value of the reporting unit is determined and compared to the carrying value. An impairment charge is recognized for the amount by which the reporting unit's carrying value exceeds its fair value.

Intangible Assets: Definite-lived intangible assets are amortized over their estimated useful lives, and tested for impairment in accordance with the methodology discussed above under "Property and Equipment."

Government Incentives: The Company receives certain incentives from governments primarily related to research and development programs. The Company records incentives in accordance with their purpose as a reduction of expense or an offset to the related property and equipment. The benefit is recorded when all conditions related to the incentive have been met or are expected to be met and there is reasonable assurance of their receipt. The Company recorded incentive benefits of $1 million for the year ended December 31, 2022 and deferred income of $2 million as of December 31, 2022.

Product Warranty and Recall: Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality, and legal functions and include consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments and various other considerations. For further detail on warranty obligations see Note 18, "Commitments and Contingencies."
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
Recently Adopted Accounting Pronouncements
Reference Rate Reform - In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting." Subsequently, in 2021, the FASB issued ASU 2021-01, "Reference Rate Reform", to further clarify and expand certain aspects of ASC 848. ASU 2020-04, ASU 2021-01, and ASU 2022-06 provide optional expedients and exceptions related to certain contract modifications and hedging relationships that reference the London Interbank Offered Rate ("LIBOR") or another rate that is expected to be discontinued. The guidance was effective upon issuance and is generally applied to applicable contract modifications and hedge relationships prospectively through December 31, 2022. The adoption of the guidance did not have a material impact on the Company’s consolidated financial statements.
Government Assistance - In November 2021, the FASB issued ASU 2021-10, "Government Assistance (Topic 832) - Disclosures by Business Entities about Government Assistance." to increase the transparency of government assistance including the disclosure of the types of assistance, an entity’s accounting for the assistance, and the effect of the assistance on an entity’s financial statements. The Company has adopted the guidance for the annual period ended December 31, 2022.

NOTE 2. Non-Consolidated Affiliates
A summary of the Company's investments in non-consolidated equity method affiliates is provided below:

	December 31,
(In millions)	2022	2021
YFVIC (50%)	$25	$36
Limited partnerships	13	10
Others	11	8
Total investments in non-consolidated affiliates	$49	$54

Investments in Affiliates

The Company recorded equity in the net loss of non-consolidated affiliates of $1 million for the year ended December 31, 2022. The Company recorded equity in the net income of non-consolidated affiliates of $6 million for each of the years ended December 31, 2021 and 2020.
The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that an other-than-temporary decline in value has occurred, an impairment loss will be recorded, which is measured as the difference between the recorded book value and the fair value of the investment. As of December 31, 2022, the Company determined that no such indicators were present.

Non-Consolidated Affiliate Transactions

In 2018, the Company committed to make a $15 million investment in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. Through December 31, 2022, the Company had contributed approximately $11 million to these entities. These investments are classified as equity method investments.

In 2022, the Company made an investment in a private limited company focused on technology development for the automotive industry of $1 million.

Variable Interest Entities

The Company determined that it's 50% investment in Yanfeng Visteon Investment Co., Ltd. ("YFVIC") is a VIE. The Company holds a variable interest in YFVIC primarily related to its ownership interests and subordinated financial support. The Company and Yangfeng Automotive Trim Systems Co. Ltd., ("YF") each own 50% of YFVIC and neither entity has the power to control the operations of YFVIC; therefore, the Company is not the primary beneficiary of YFVIC and does not consolidate the joint venture.
A summary of transactions with affiliates is shown below:

	Year Ended December 31,
(In millions)	2022	2021
Billings to affiliates (a)	$72	$76
Purchases from affiliates (b)	$78	$61
(a) Primarily relates to parts production and engineering reimbursement
(b) Primarily relates to engineering services as well as selling, general and administrative expenses

A summary of the Company's investments in YFVIC is provided below:

	December 31,
(In millions)	2022	2021
Payables due to YFVIC	$38	$20
Exposure to loss in YFVIC
Investment in YFVIC	$25	$36
Receivables due from YFVIC	48	48
Maximum exposure to loss in YFVIC	$73	$84
During the fourth quarter of 2022 the Company incurred approximately $19 million of charges related to program management costs and other charges associated with a joint venture. This charge is recorded within Cost of sales.
The Company recorded a $9 million settlement charge related to a one-time contract dispute with a joint venture partner during the second quarter 2022. This charge is recorded within Cost of sales.

NOTE 3. Restructuring and Impairments
Given the economically-sensitive and highly competitive nature of the automotive electronics industry, the Company continues to closely monitor current market factors and industry trends taking action as necessary which may include restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position, and cash flows.
Current restructuring actions include the following:
•During 2022, the Company approved a restructuring plan, primarily impacting Europe, in order to improve efficiencies and rationalize the Company's footprint, including the indefinite suspension of operations in Russia. The Company recorded $6 million of restructuring expense for cash severance and termination costs related to this plan, As of December 31, 2022, $3 million remains accrued related to these actions.
•During 2021, the Company approved various restructuring programs impacting engineering, administrative, and manufacturing functions to improve efficiency and rationalize the Company’s footprint. During 2022 the Company recorded less than $1 million of costs for cash severance and termination costs related to these programs. As of December 31, 2022, $2 million remains accrued related to these programs.
•During 2020, the Company approved various restructuring programs impacting engineering, administrative, and manufacturing functions to improve efficiency and rationalize the Company’s footprint. During 2022 the Company recorded $2 million of costs for cash severance and termination costs related to these programs. As of December 31, 2022, $3 million remains accrued related to these programs.
•During prior periods the Company approved various restructuring programs to improve efficiencies which do not relate to the programs described above. As of December 31, 2022, $2 million remains accrued related to these previously announced actions.
As of December 31, 2022, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its Interiors Divestiture of $1 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.
Restructuring Reserves
Restructuring reserve balances of $6 million and $5 million as of December 31, 2022 are classified as Other current liabilities and Other non-current liabilities, respectively. Restructuring reserve balances of $16 million and $2 million as of December 31, 2021 are classified as Other current liabilities and Other non-current liabilities, respectively.

The Company’s consolidated restructuring reserves and related activity are summarized below, including amounts associated with discontinued operations.

(In millions)
December 31, 2019	$10
Expense	67
Change in estimates	9
Utilization	(39)
Foreign currency	2
December 31, 2020	$49
Expense	4
Change in estimates	1
Utilization	(34)
Foreign currency	(2)
December 31, 2021	$18
Expense	6
Change in estimates	3
Utilization	(15)
Foreign currency	(1)
December 31, 2022	$11

Impairments

The Company evaluates its long-lived assets for impairment whenever events or circumstances indicate the value of these long-lived asset groups are not recoverable.

In 2022, due to the geopolitical situation in Eastern Europe the Company elected to close the Russian facility resulting in a non-cash impairment charge of $5 million to fully impair property and equipment and reduce inventory to its net realizable value. Additionally, as a result of the closure, during the fourth quarter of 2022, the Company recorded expense of approximately $3 million related to foreign currency translation amounts recorded in accumulated other comprehensive loss.

During 2021, the Company concluded impairment triggers had occurred for a long-lived asset group in Brazil due to rising costs and deteriorating business conditions. The Company determined the cash flows related to certain long-lived assets were not sufficient to recover the carrying value. As such, the Company estimated the fair values of this asset group at December 31, 2021 and compared the fair value to its net carrying value. As the net carrying value of the long-lived asset group exceeded the fair value, the Company recorded a non-cash impairment charge of $9 million to write-down property and equipment to its fair value as of December 31, 2021.

NOTE 4. Inventories
Inventories, net consist of the following components:

	December 31,
(In millions)	2022	2021
Raw materials	$291	$206
Work-in-process	26	29
Finished products	31	27
	$348	$262

NOTE 5. Other Assets
Other current assets are comprised of the following components:

	December 31,
(In millions)	2022	2021
Recoverable taxes	$55	$40
Joint venture receivables	49	48
Contractually reimbursable engineering costs	35	34
Prepaid assets and deposits	18	21
China bank notes	6	3
Royalty agreements	1	4
Other	3	8
	$167	$158

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. The Company redeemed $160 million and $149 million of China bank notes during the years ended December 31, 2022 and 2021, respectively. Remaining amounts outstanding at third-party institutions relate to sold bank notes and will mature by June 30, 2023.
During 2022, the Company terminated derivative financial instruments and received approximately $9 million of proceeds upon settlement in conjunction with the refinancing of the Company's Term Loan. See Note 10, "Debt" and Note 16, "Fair Value Measurements" for further details.
Other non-current assets are comprised of the following components:

	December 31,
(In millions)	2022	2021
Deferred tax assets	$42	$47
Contractually reimbursable engineering costs	25	34
Recoverable taxes	11	9
Pension assets	4	7
Royalty agreements	—	2
Other	22	12
	$104	$111

Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of approximately $35 million in 2023, $19 million in 2024, $4 million in 2025, $1 million in 2026 and less than $1 million in 2027 and beyond.

NOTE 6. Property and Equipment

Property and equipment, net consists of the following:

		December 31,
(In millions)	Estimated Useful Life (years)	2022	2021
Land		$9	$10
Buildings and improvements	40	88	91
Machinery, equipment and other	3-15	713	716
Product tooling	3-5	72	66
Construction in progress		52	47
Total property and equipment		934	930
Accumulated depreciation and amortization		(570)	(542)
Property and equipment, net		$364	$388

Depreciation and product tooling amortization expenses are summarized as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Depreciation	$83	$88	$83
Amortization	7	6	7
	$90	$94	$90

The net book value of capitalized internal use software costs was approximately $8 million and $12 million as of December 31, 2022 and 2021, respectively. Related amortization expense was approximately $5 million, $8 million and $9 million for the years ended 2022, 2021 and 2020, respectively.

Amortization expense related to internal use software expected for the future annual periods are as follows:

(In millions)
2023	$3
2024	2
2025	1
2026	1
2027	1

NOTE 7. Intangible Assets

Intangible assets consisted of the following:

			December 31, 2022			December 31, 2021
(In millions)	Estimated Useful Life	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Developed technology	10-12 years	10	$40	$(39)	$1	$41	$(39)	$2
Customer related	7-12 years	10	88	(77)	11	96	(75)	21
Capitalized software development	3-5 years	5	50	(16)	34	48	(10)	38
Other		32	17	(9)	8	15	(8)	7
Subtotal			195	(141)	54	200	(132)	68
Indefinite-Lived:
Goodwill			45	—	45	50	—	50
Total			$240	$(141)	$99	$250	$(132)	$118

Capitalized software development consists of software development costs intended for integration into customer products.

The Company recorded amortization expense of approximately $18 million for the year ended December 31, 2022 and $14 million for the years ended December 31, 2021 and 2020 related to definite-lived intangible assets.

The Company currently estimates annual amortization expense to be as follows:

(In millions)
2023	$18
2024	10
2025	9
2026	7
2027	1

NOTE 8. Leases
The Company has operating leases primarily for corporate offices, technical and engineering centers, plants, vehicles, and certain equipment. As of December 31, 2022 and 2021 assets and related accumulated depreciation recorded under finance leasing arrangements were not material.
Certain of the Company's lease agreements include rental payments adjusted periodically primarily for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company subleases certain real estate to third parties, which primarily consists of operating leases in the United States, Germany, and Brazil.
For the years ended December 31, 2022 and 2021, the weighted average remaining lease term and discount rate were 5 years and 4.03% and 6 years and 4.01%, respectively.

The components of lease expense are as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Operating lease expense (includes immaterial variable lease costs)	$(36)	$(42)	$(42)
Short-term lease expense	(1)	(1)	(1)
Sublease income	2	5	5
Total lease expense	$(35)	$(38)	$(38)
Other information related to leases is as follows:

	Year Ended December 31,
(In millions)	2022	2021
Cash flows used for operating leases	$33	$37
Right-of-use assets obtained in exchange for lease obligations	$17	$6
Future minimum lease payments under non-cancellable leases are as follows:

(In millions)
2023	$33
2024	29
2025	25
2026	22
2027	12
2027 and thereafter	23
Total future minimum lease payments	144
Less imputed interest	(16)
Total lease liabilities	$128

NOTE 9. Other Liabilities

Other current liabilities are summarized as follows:

	December 31,
(In millions)	2022	2021
Deferred income	$55	$69
Joint venture payables	39	20
Non-income taxes payable	35	26
Product warranty and recall accruals	31	30
Income taxes payable	22	8
Royalty reserves	14	12
Restructuring reserves	6	16
Other	44	37
	$246	$218

Other non-current liabilities are summarized as follows:

	December 31,
(In millions)	2022	2021
Product warranty and recall accruals	$20	$20
Deferred income	14	15
Income tax reserves	7	8
Restructuring reserves	5	2
Royalty agreements	3	5
Derivative financial instruments	2	13
Other	13	12
	$64	$75

NOTE 10. Debt

The Company’s short and long-term debt consists of the following:

	Weighted Average Interest Rate		Carrying Value
(In millions)	2022	2021	2022	2021
Short-Term Debt:
Current portion of long-term debt	5.16%	—%	$13	$—
Short-term borrowings	—%	8.1%	—	4
			$13	$4

Long-Term Debt:
Term facility, net	5.16%	1.9%	$336	$349

As of December 31, 2021, the Company's credit agreement ("Credit Agreement") includes a $350 million Term Facility maturing March 24, 2024 and a $400 million Revolving Credit Facility.

On July 19, 2022, the Company entered into a new amendment to the Credit Agreement to, among other things, extend the maturity dates of both facilities. The amended Revolving Credit Facility and Term Facility mature on July 19, 2027. The amendment changed the method the Term Loan and Revolving Credit Facility accrue interest from a LIBOR-based rate to a Secured Overnight Financing Rate ("SOFR") based rate.

In connection with amending both the Term Facility and Revolving Credit Facility, the Company recorded $1 million of interest expense due to the write-off of deferred debt fees. The Company also deferred $2 million of costs as a non-current asset related the Revolving Credit Facility and $1 million of costs related to the Term Loan recorded in Long-term debt, net. The deferred costs will be amortized over the term of the debt facilities.
Short-Term Debt
Terms of the amended credit facility require a quarterly principal payment equal to 1.25% of the original term debt balance. The first required payment is due during the second quarter 2023.
Short-term borrowings at December 31, 2021 are related to subsidiary borrowings.
As of December 31, 2022, the Company has no other short-term borrowings, including at the Company's subsidiaries. The Company's subsidiaries have access to $192 million of capacity under short-term credit facilities.
Long-Term Debt
The Company has no outstanding borrowings on the Revolving Credit Facility as of December 31, 2022 and 2021.
Interest on the Term Facility and Revolving Credit Facility accrue interest at a rate equal to a SOFR-based rate plus an applicable margin of between 1.00% and 1.75% determined by the Company's total gross leverage ratio.
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
The principal maturities of long-term debt as of December 31, 2022 is as follows:

(In millions)
2023	$13
2024	18
2025	18
2026	18
2027	283
Other
The Company has a $5 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of December 31, 2022 and 2021. Additionally, the Company had

$3 million and $10 million of locally issued bank guarantees and letters of credit as of December 31, 2022 and 2021, respectively, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

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

The Company's expense for all defined benefit pension plans, is as follows:

	U.S. Plans			Non-U.S. Plans
	Year Ended December 31,			Year Ended December 31,
(In millions, except percentages)	2022	2021	2020	2022	2021	2020
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$—	$(1)	$(1)	$(2)
Pension financing benefit (cost):
Interest cost	(20)	(17)	(24)	(6)	(5)	(7)
Expected return on plan assets	39	37	40	9	8	8
Amortization of losses and other	(1)	(3)	(1)	(1)	(2)	(2)
Settlements and curtailments	—	—	(5)	—	—	—
Restructuring related pension cost:
Special termination benefits	—	—	(3)	—	(1)	(4)
Net pension income (expense)	$18	$17	$7	$1	$(1)	$(7)
Weighted Average Assumptions:
Discount rate	2.93%	2.60%	3.34%	2.31%	1.78%	2.39%
Compensation increase	NA	N/A	N/A	2.30%	2.14%	3.16%
Long-term return on assets	6.23%	6.15%	6.60%	3.70%	3.30%	3.98%

The Company's total accumulated benefit obligations for all defined benefit plans was $777 million and $1,121 million as of
December 31, 2022 and 2021, respectively. The benefit plan obligations for employee retirement plans with accumulated benefit obligations in excess of plan assets were as follows:

	Year Ended December 31,
(In millions)	2022	2021
Accumulated benefit obligation	$641	$892
Projected benefit obligation	$643	$895
Fair value of plan assets	$546	$711

Assumptions used by the Company in determining its defined benefit pension obligations as of December 31, 2022 and 2021 are summarized in the following table:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,		Year Ended December 31,
Weighted Average Assumptions	2022	2021	2022	2021
Discount rate	5.51%	2.93%	5.30%	2.31%
Rate of increase in compensation	NA	N/A	2.69%	2.30%

The Company’s obligation for all defined benefit pension plans, is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,		Year Ended December 31,
(In millions)	2022	2021	2022	2021
Change in Benefit Obligation:
Benefit obligation — beginning	$829	$891	$299	$322
Service cost	—	—	1	1
Interest cost	20	17	6	5
Actuarial loss (gain)	(203)	(40)	(99)	(10)
Settlements	—	—	(1)	(4)
Special termination benefits	—	—	—	1
Foreign exchange translation	—	—	(23)	(9)
Benefits paid and other	(43)	(39)	(5)	(7)
Benefit obligation — ending	$603	$829	$178	$299
Change in Plan Assets:
Plan assets — beginning	$693	$659	$258	$250
Actual return on plan assets	(118)	61	(80)	16
Sponsor contributions	—	12	7	8
Settlements	—	—	(1)	(4)
Foreign exchange translation	—	—	(21)	(5)
Benefits paid and other	(43)	(39)	(6)	(7)
Plan assets — ending	$532	$693	$157	$258
Total funded status at end of period	$(71)	$(136)	$(21)	$(41)
Balance Sheet Classification:
Other non-current assets	—	$—	$4	$7
Accrued employee liabilities	—	—	—	(1)
Employee benefits	(71)	(136)	(25)	(47)

Accumulated other comprehensive loss:
Actuarial loss	14	59	17	32
Tax effects/other	$—	—	(6)	(10)
	$14	$59	$11	$22

Components of the net change in AOCI related to all defined benefit pension plans, exclusive of amounts attributable to non-controlling interests on the Company’s Consolidated Statements of Changes in Equity for the years ended December 31, 2022 and 2021, are as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,		Year Ended December 31,
(In millions)	2022	2021	2022	2021
Actuarial (gain) loss	$(44)	$(65)	$(10)	$(18)
Deferred taxes	—	—	4	4
Currency/other	—	—	(3)	—
Reclassification to net income	(1)	(3)	(1)	(2)
Settlements	—	—	(1)	—
	$(45)	$(68)	$(11)	$(16)
Actuarial loss for the year ended December 31, 2022 is primarily related to a decrease in discount rates partially offset by an increase in return on assets. Actuarial gains and losses are amortized using the 10% corridor approach representing 10% times the greater of plan assets and the projected benefit obligation. Generally, the expected return is determined using a market-related value of assets where gains (losses) are recognized in a systematic manner over five years. For less significant plans, fair value is used.

During 2020 the Company transferred a portion of the benefit obligation related to its defined benefit U.S. pension plan to a third-party issuer. The transaction met the criteria for settlement accounting, and accordingly, the Company recognized a $5 million pension settlement charge.

Benefit payments, which reflect expected future service, are expected to be paid by the Company plans as follows:

(In millions)	U.S. Plans	Non-U.S. Plans
2023	$37	$7
2024	37	8
2025	39	7
2026	39	7
2027	40	8
Years 2028 - 2032	219	50

During the year ended December 31, 2022, the Company contributed $7 million to its non-U.S. employee retirement pension plans. Contributions related to certain non-U.S. plans of approximately $2 million have been deferred until 2024 due to COVID-19 relief measures. Additionally, the Company expects to make contributions to its non-US defined benefit pension plans of $5 million during 2023.

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

The Company’s retirement plan asset allocation as of December 31, 2022 and 2021 and target allocation for 2023 are as follows:

	Target Allocation		Percentage of Plan Assets
	U.S.	Non-U.S.	U.S.		Non-U.S.
	2023	2023	2022	2021	2022	2021
Equity securities	38%	31%	31%	38%	9%	15%
Fixed income	15%	41%	11%	14%	65%	63%
Alternative strategies	46%	8%	56%	47%	12%	11%
Cash	1%	9%	2%	1%	2%	4%
Other	—%	11%	—%	—%	12%	7%
	100%	100%	100%	100%	100%	100%

The expected long-term rate of return for defined benefit pension plan assets was selected based on various inputs, including returns projected by various external sources for the different asset classes held by and to be held by the Company’s trusts and its targeted asset allocation. These projections incorporate both historical returns and forward-looking views regarding capital market returns, inflation, and other variables. Pension plan assets are valued at fair value using various inputs and valuation techniques. A description of the inputs and valuation techniques used to measure the fair value for each class of plan assets is included in Note 16, "Fair Value Measurements."

Discount Rate for Estimated Service and Interest Cost
The Company uses the spot rate method to estimate the service and interest components of net periodic benefit cost for pension benefits for its U.S. and certain non-U.S. plans. The Company has elected to utilize an approach that discounts individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The discount rate assumption is based on market rates for a hypothetical portfolio of high-quality corporate bonds rated Aa or better with maturities closely matched to the timing of projected benefit payments for each plan at its annual measurement date. The Company used discount rates ranging from 0.55% to 9.55% to determine its pension and other benefit obligations as of December 31, 2022.
Defined Contribution Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation which is partially matched by the Company. Matching contributions for the U.S. defined contribution plan are 100% on the first 6% of pay contributed. Matching contributions were suspended from May 1, 2020 to September 30, 2020 as a part of the cost saving actions in response to the COVID-19 pandemic. The expense related to all defined contribution plans was approximately $3 million in 2022, $6 million in 2021, and $5 million in 2020.

NOTE 12. Stock-Based Compensation
At the Company’s annual meeting of shareholders in June 2020, the shareholders approved the Visteon Corporation 2020 Incentive Plan (the “2020 Incentive Plan”), replacing the 2010 stock incentive plan and providing for an additional grant of up to 1.5 million shares. Pursuant to the 2020 Incentive Plan, the Company may grant shares of common stock for restricted stock awards (“RSAs”), restricted stock units (“RSUs”), non-qualified stock options ("Stock Options"), stock appreciation rights (“SARs”), performance-based share units ("PSUs"), and other stock based awards. The Company's stock-based compensation instruments are accounted for as equity awards or liability awards based on settlement intention as follows:

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
Generally, the Company's stock-based compensation instruments are subject to graded vesting and recognized on an accelerated basis. The settlement intention of the awards is at the discretion of the Organization and Compensation Committee of the Company's Board of Directors. These stock-based compensation awards generally provide for accelerated vesting upon a change-in-control, as defined in the 2020 Incentive Plan, which requires a double-trigger. Accordingly, the Company may be required to accelerate recognition of related expenses in future periods in connection with the change-in-control events and subsequent changes in employee responsibilities, if any.

The total recognized and unrecognized stock-based compensation expense is as follows:

	Year Ended December 31,			Unrecognized Stock-Based Compensation Expense
(In millions)	2022	2021	2020	December 31, 2022
Performance based share units	$7	$5	$6	$9
Restricted stock units	20	12	10	20
Stock options	—	1	2	—
Total stock-based compensation expense	$27	$18	$18	$29
Performance Based Share Units

The number of PSUs that will vest, ranging from 0% to 200% of the target award, is based on the Company's achievement of a pre-established relative total shareholder return goal compared to its peer group of companies over a three-year period.

A summary of PSU activity is provided below:	PSUs	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested as of December 31, 2019	170	$118.77
Granted	94	84.20
Vested	(66)	116.35
Forfeited	(18)	100.51
Non-vested as of December 31, 2020	180	106.48
Granted	55	148.71
Vested	(52)	131.48
Forfeited	(15)	112.01
Non-vested as of December 31, 2021	168	112.24
Granted	98	164.24
Vested	(86)	115.70
Forfeited	(8)	141.76
Non-vested as of December 31, 2022	172	$128.28

The grant date fair value for PSUs was determined using the Monte Carlo valuation model. Unrecognized compensation expense as of December 31, 2022 for PSUs to be settled in shares of the Company's common stock was $9 million and will be recognized over the remaining vesting period of approximately 1.8 years. The Company made cash settlement payments of less than $1 million for PSUs expected to be settled in cash during each of the years ended December 31, 2022 and 2021. Unrecognized compensation expense as of December 31, 2022 was less than $1 million for the non-vested portion of these awards and will be recognized over the remaining vesting period of approximately 1.8 years.

The Monte Carlo valuation model requires management to make various assumptions including the expected volatility, risk-free interest rate, and dividend yield. Volatility is based on the Company’s stock history using daily stock prices over a period commensurate with the expected life of the award. The risk-free rate was based on the U.S. Treasury yield curve in relation to the contractual life of the stock-based compensation instrument. The dividend yield was based on historical patterns and future expectations for Company dividends.

Weighted average assumptions used to estimate the fair value of PSUs granted during the years ended as of December 31, 2022 and 2021 are as follows:

	Year Ended December 31,
	2022	2021
Expected volatility	52.12%	54.17%
Risk-free rate	1.46%	0.31%
Expected dividend yield	—%	—%

Restricted Stock Units

The grant date fair value of RSUs is measured as the market closing price of the Company's common stock on the date of grant. These awards generally vest in one-third increments on the grant date anniversary over a three-year vesting period.

	Share Settled RSUs for the Year Ended December 31,
	2022	2021	2020
Granted	276,000	110,000	223,000
Weighted average grant date fair value	$114.17	$116.71	$75.52

Unrecognized compensation expense as of December 31, 2022 was $18 million for non-vested RSUs and will be recognized over the remaining vesting period of approximately 1.6 years.

	Cash Settled RSUs for the Year Ended December 31,
	2022	2021	2020
Granted	17,000	6,000	8,000
Weighted average grant date fair value	$130.47	$112.52	$76.27

The Company made cash settlement payments of less than $1 million during the years ended December 31, 2022, 2021, and 2020. Unrecognized compensation expense as of December 31, 2022 was $2 million for non-vested RSUs and will be recognized on a weighted average basis over the remaining vesting period of approximately 1.8 years.

A summary of RSU activity is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested as of December 31, 2019	216	$90.98
Granted	231	77.57
Vested	(84)	95.70
Forfeited	(46)	77.47
Non-vested as of December 31, 2020	317	82.31
Granted	117	124.34
Vested	(106)	84.80
Forfeited	(43)	88.64
Non-vested as of December 31, 2021	285	97.68
Granted	293	115.13
Vested	(171)	91.48
Forfeited	(52)	107.10
Non-vested as of December 31, 2022	355	$113.41

Beginning in the third quarter 2020, non-employee director RSU awards were granted under the terms and conditions of the 2020 Incentive Plan, and these awards vest approximately one year from the date of grant. Activity related to non-employee director grants under the 2020 Incentive Plan is included in RSU table above.

Additionally, as of December 31, 2022, the Company has approximately 79,000 outstanding RSU's awarded at a weighted average grant date fair value of $98.47 under the Non-Employee Director Stock Unit Plan which vested immediately but are not settled until the participant terminates board service. Total RSU's outstanding as of December 31, 2022 is approximately 434,000 inclusive of the table above.

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

The Company received payments of $2 million, $2 million, and $2 million related to the exercise of Stock Options with total intrinsic value of options exercised of $3 million, $1 million, and less than $1 million during the years ended December 31, 2022, 2021, and 2020, respectively. Unrecognized compensation expense for non-vested Stock Options as of December 31, 2022 was less than $1 million and is expected to be recognized in full by Q1 2023.

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

No stock options or SARs were granted in 2022 or 2021. Weighted average assumptions used to estimate the fair value of awards granted during the year ended December 31, 2020 are as follows:

2020
Expected term (in years)	5
Expected volatility	35.23%
Risk-free interest rate	0.75%
Expected dividend yield	—%

A summary of Stock Options and SAR activity is provided below:

	Stock Options	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
	(In thousands)		(In thousands)
December 31, 2019	283	$93.51	7	$72.84
Granted	112	66.98	—	—
Exercised	(27)	84.98	(1)	56.59
Forfeited or expired	(20)	96.12	—	—
December 31, 2020	348	85.46	6	74.77
Exercised	(19)	80.74	(6)	74.77
Forfeited or expired	(17)	89.17	—	—
December 31, 2021	312	85.56	—	—
Exercised	(51)	75.05	—	—
December 31, 2022	261	$87.62	—	$—

Exercisable at December 31, 2022	227	$90.70	—	$—

	Stock Options
Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price
	(In thousands)	(In years)
$60.01 - $80.00	93	4.3	$66.98
$80.01 - $100.00	113	2.4	$86.76
$100.01 - $130.00	55	2.3	$124.35
	261

NOTE 13. Income Taxes
Income Tax Provision
Details of the Company's income tax provision from continuing operations are provided in the table below:

	Year Ended December 31,
(In millions)	2022	2021	2020
Income (Loss) Before Income Taxes: (a)
U.S	$50	$(26)	$(65)
Non-U.S	126	101	39
Total income (loss) before income taxes	$176	$75	$(26)
Current Tax Provision:
Non-U.S	$45	31	$21
U.S. state and local	1	—	—
Total current tax provision	46	31	21
Deferred Tax Provision (Benefit):
Non-U.S	(1)	—	7
Total deferred tax provision (benefit)	(1)	—	7
Provision for income taxes	$45	$31	$28

(a) Income (loss) before income taxes excludes equity in net income from non-consolidated affiliates.

A summary of the differences between the provision for income taxes calculated at the U.S. statutory tax rate of 21% and the consolidated income tax provision from continuing operations is shown below:

	Year Ended December 31,
(In millions)	2022	2021	2020
Tax provision (benefit) at U.S. statutory rate of 21%	$37	$16	$(5)
Impact of foreign operations	63	18	(15)
Non-U.S withholding taxes	9	8	5
Tax holidays in foreign operations	(5)	(5)	(4)
State and local income taxes	(2)	—	—
Tax reserve adjustments	3	2	1
Change in valuation allowance	(61)	(10)	46
Impact of tax law change	—	1	—
Research credits	(1)	(1)	(1)
Other	2	2	1
Provision for income taxes	$45	$31	$28

The Company’s provision for income taxes for continuing operations was $45 million for the year ended December 31, 2022. The tax expense related to foreign operations of $63 million reflects $11 million related to U.S. income taxes in connection with global intangible low-tax income ("GILTI") and Subpart F inclusions; $3 million related to income tax expense, net of foreign tax credits, associated with income from foreign subsidiaries treated as branches for U.S. income tax purposes; net $44 million income tax expense related primarily to adjusting prior year tax returns to deduct foreign taxes prior to expiration; and $5 million tax expense on foreign earnings taxed at rates higher than the U.S. statutory rate. Of the $63 million income tax expense items above, $58 million were offset by a corresponding income tax benefit associated with a reduction in the U.S. valuation allowance.

Items impacting the Company’s 2021 effective tax rate include tax expense related to foreign operations of $18 million which reflects $9 million related to U.S. income taxes in connection with GILTI and Subpart F inclusions; $6 million related to income tax expense, net of foreign tax credits, associated with income from foreign subsidiaries treated as branches for U.S. income tax purposes; net $2 million income tax expense related primarily to adjusting prior year tax returns to deduct foreign taxes prior to expiration; and $1 million tax expense on foreign earnings taxed at rates higher than the U.S. statutory rate. Of the $18 million income tax expense items above, $17 million were offset by a corresponding income tax benefit associated with a reduction in the U.S. valuation allowance.

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

Deferred Income Taxes and Valuation Allowances
The Company recorded deferred tax liabilities, net of valuation allowances, for U.S. and non-U.S. income taxes and non-U.S. withholding taxes of approximately $24 million as of both December 31, 2022 and 2021, on the undistributed earnings of certain consolidated and unconsolidated foreign affiliates as such earnings are intended to be repatriated in the foreseeable future. The amount the Company expects to repatriate is based upon a variety of factors including current year earnings of the foreign affiliates, foreign investment needs, and the cash flow needs the Company has in the U.S. and this practice has not changed following incurring the transition tax under the Tax Cuts and Jobs Act of 2017 (the “Act”). The Company has not provided for deferred income taxes or foreign withholding taxes on the remainder of undistributed earnings from consolidated foreign affiliates because such earnings are considered to be permanently reinvested. It is not practicable to determine the amount of deferred tax liability on such earnings as the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.

The Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. This assessment considers, among other matters, the nature, frequency, and amount of recent losses, the duration of statutory carryforward periods, and tax planning strategies. In making such judgments, significant weight is given to evidence that can be objectively verified. If (i) recent improvements to financial results continue in the U.S., or (ii) recovery of the global economy after the COVID-19 pandemic including the related lockdowns in China, the geopolitical situation in Eastern Europe, and the ongoing semiconductor shortages, occurs faster than expected, the Company believes it is possible that sufficient positive evidence may be available to release all, or a portion, of its U.S. valuation allowance in the next six to 18 months. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

During the fourth quarter of 2022, the Company determined that future taxable income at two foreign subsidiaries was not likely to be sufficient to realize net deferred tax assets due primarily to recent operating losses. Consequently, the Company recorded $9 million income tax expense related to establishing valuation allowances against deferred tax assets during the fourth quarter of 2022.

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

The components of deferred income tax assets and liabilities are as follows:

	December 31,
(In millions)	2022	2021
Deferred Tax Assets:
Net operating losses and credit carryforwards	$1,030	$1,163
Employee benefit plans	28	46
Lease liability	42	47
Fixed assets and intangibles	19	17
Warranty	10	11
Inventory	13	9
Restructuring	5	6
Capitalized expenditures	58	5
Deferred income	11	13
Other	49	55
Gross deferred tax assets	1,265	1,372
Valuation allowance	(1,120)	(1,207)
Total deferred tax assets	$145	$165
Deferred Tax Liabilities:
Outside basis investment differences, including withholding tax	$61	$63
Right-of-use assets	41	46
Fixed assets and intangibles	11	14
All other	17	22
Total deferred tax liabilities	130	145
Net deferred tax assets	$15	$20
Consolidated Balance Sheet Classification:
Other non-current assets	$42	$47
Deferred tax liabilities non-current	27	27
Net deferred tax assets	$15	$20

At December 31, 2022, the Company had available non-U.S. net operating loss carryforwards and capital loss carryforwards of $1.3 billion and $16 million, respectively, which have remaining carryforward periods ranging from having no carryforwards to indefinite carryforwards. The Company had available U.S. federal net operating loss carryforwards of $1.4 billion at December 31, 2022, which have remaining carryforward periods ranging from 7 years to indefinite. U.S. foreign tax credit carryforwards are $331 million at December 31, 2022, which have remaining carryforward periods ranging from 1 to 7 years. U.S. research tax credit carryforwards are $23 million at December 31, 2022. These credits will begin to expire in 2030. The Company had available tax-effected U.S. state operating loss carryforwards of $30 million at December 31, 2022, which will expire at various dates between 2023 and 2042.

In connection with the Company's emergence from bankruptcy and resulting change in ownership on the Effective Date, an annual limitation was imposed on the utilization of U.S. net operating losses, U.S. credit carryforwards and certain U.S. built-in losses (collectively referred to as “tax attributes”) under Internal Revenue Code (“IRC”) Sections 382 and 383. The collective limitation is approximately $121 million per year on tax attributes in existence at the date of change in ownership. Additionally, the Company has approximately $331 million of U.S. foreign tax credits and approximately $49 million of U.S. federal net operating loss carryforwards that are not subject to any current limitation since they were realized after the Effective Date.
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

Gross unrecognized tax benefits at December 31, 2022 and 2021 were $18 million and $16 million, respectively. Of these amounts, approximately $10 million and $9 million respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The gross unrecognized tax benefit differs from that which would impact the effective tax rate due to uncertain tax positions embedded in other deferred tax attributes carrying a full valuation allowance. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at December 31, 2022 and 2021 were $2 million in both years.

With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2014, or state, local or non-U.S. income tax examinations for years before 2003, although U.S. net operating losses carried forward into open tax years technically remain open to adjustment. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in the U.S., Europe, Asia and Mexico could conclude within the next twelve months and result in a significant increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) in the amount of $7 million is included in Other non-current liabilities on the consolidated balance sheet, while $5 million is reflected as a reduction of deferred tax assets included in Other non-current assets. Outstanding income tax refund claims related primarily to India and Brazil jurisdictions, total $6 million as of December 31, 2022, and are included in other non-current assets on the balance sheets.

A reconciliation of the beginning and ending amount of unrecognized tax benefits including amounts attributable to discontinued operations is as follows:

	Year Ended December 31,
(In millions)	2022	2021
Beginning balance	$16	$14
Tax positions related to current period
Additions	3	3
Tax positions related to prior periods
Additions	—	—
Reductions	(1)	(1)
Ending balance	$18	$16

Other Tax Matters

In January 2023, the Company received a decision by the Indian Tax Authority (“ITA”) that tax applies to certain IT-related services fees paid to the U.S. which spans several years. Until this matter is resolved, the Company will likely need to remit taxes on the services in question for which payments could be significant in the aggregate. The Company believes the ITA’s decision is without merit, and intends to defend its position vigorously, and expects to recoup any taxes paid. If this matter is adversely resolved, the Company would record significant additional tax expense, which would include any taxes ultimately paid.

NOTE 14. Stockholders’ Equity and Non-controlling Interests

Treasury Stock

As of December 31, 2022 and 2021, respectively, the Company held 26,825,830 and 27,014,711 shares of common stock in treasury which may be used for satisfying obligations under employee incentive compensation arrangements. The Company values shares of common stock held in treasury at cost.

Non-Controlling Interests

Non-controlling interests in Visteon Corporation are as follows:

	December 31,
(In millions)	2022	2021
Yanfeng Visteon Automotive Electronics Co., Ltd.	$37	$33
Shanghai Visteon Automotive Electronics Co., Ltd.	45	45
Changchun Visteon FAWAY Automotive Electronics Co., Ltd.	15	20
Other	2	2
	$99	$100

Accumulated Other Comprehensive Income (Loss)

Changes in AOCI and reclassifications out of AOCI by component includes:

	Year Ended December 31,
(In millions)	2022	2021
Changes in AOCI:
Beginning balance	$(229)	$(304)
Other comprehensive income (loss) before reclassification, net of tax	9	70
Amounts reclassified from AOCI	7	5
Ending balance	$(213)	$(229)
Changes in AOCI by component:
Foreign currency translation adjustments
Beginning balance	$(149)	$(115)
Other comprehensive income (loss) before reclassification (a)	(64)	(34)
Amounts reclassified from AOCI (b)	3	—
Ending balance	(210)	(149)
Net investment hedge
Beginning balance	4	(15)
Other comprehensive income (loss) before reclassification (a)	11	25
Amounts reclassified from AOCI (c)	(3)	(6)
Ending balance	12	4
Benefit plans
Beginning balance	(81)	(165)
Other comprehensive income (loss) before reclassification, net of tax (d)	54	79
Amounts reclassified from AOCI	2	5
Ending balance	(25)	(81)
Unrealized hedging gain (loss)
Beginning balance	(3)	(9)
Other comprehensive income (loss) before reclassification, net of tax (e)	8	—
Amounts reclassified from AOCI	5	6
Ending balance	10	(3)
AOCI ending balance	$(213)	$(229)
(a) There were no income tax effects for either period due to the valuation allowance.
(b) Amount relates to foreign currency translation charge. (See Note, 20, "Other Income, net" for additional details.)
(c) Amounts are included in "Interest expense" within the Consolidated Statements of Operations.
(d) Amount included in the computation of net periodic pension cost. (See Note 11, "Employee Benefit Plans" for additional details.) Net of tax expense of $4 million, and tax expense of $4 million related to benefit plans for the years ended December 31, 2022 and 2021, respectively.
(e) There were no income tax effects for the years ended December 31, 2022 and 2021.

NOTE 15. Earnings Per Share
A summary of information used to compute basic and diluted earnings per share attributable to Visteon is as follows:

	Year Ended December 31,
(In millions, except per share amounts)	2022	2021	2020
Numerator:
Net income (loss) attributable to Visteon	$124	$41	$(56)
Denominator:
Average common stock outstanding - basic	28.1	28.0	27.9
Dilutive effect of performance based share units and other	0.4	0.4	—
Diluted shares	28.5	28.4	27.9
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon:	$4.41	$1.46	$(2.01)

Diluted earnings (loss) per share attributable to Visteon:	$4.35	$1.44	$(2.01)

For the year ended December 31, 2020, performance-based share units of approximately 276,000 were excluded from the calculation of diluted loss per share because the effect of including them would have been anti-dilutive.

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
Assets which are valued at net asset value per share ("NAV"), or its equivalent, as a practical expedient are reported outside the fair value hierarchy but are included in the total assets for reporting and reconciliation purposes.

The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis are as follows:

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Asset Category:
Retirement plan assets	$7	$152	$18	$512	$689
Interest rate swaps	$—	$10	$—	$—	$10
Liability Category:
Cross currency swaps	$—	$8	$—	$—	$8

	December 31, 2021
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Asset Category:
Retirement plan assets	$11	$303	$18	$619	$951
Cross currency swaps	$—	$2	$—	$—	$2
Liability Category:
Cross currency swaps	$—	$9	$—	$—	$9
Interest rate swaps	$—	$4	$—	$—	$4

Cross currency swaps and interest rate swaps are valued using industry-standard models that consider various assumptions, including time value, volatility factors, current market, and contractual prices for the underlying and non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument, can be derived from observable data, or are supported by observable levels at which transactions are executed in the marketplace. The carrying amounts of all other non-retirement plan financial instruments approximate their fair values due to their relatively short-term maturities.

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

Derivative financial instruments

Derivative financial instruments are measured at fair value on a recurring basis under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying, and non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument or may derived from observable data. Accordingly, the Company's currency instruments are classified as Level 2, "Other Observable Inputs" in the fair value hierarchy.

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

•Registered investment companies are mutual funds that are registered with the Securities and Exchange Commission. Mutual funds may invest in various types of securities or combinations thereof including equities, fixed income securities, and other assets that are subject to varying levels of market risk and are categorized as Level 2. The share prices for mutual funds are published at the close of each business day.

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

•Bond funds are comprised of corporate and municipal bonds. These securities are generally priced by independent pricing services. The spreads are sourced from broker/dealers, trade prices and the new issue market. As the significant inputs used to price corporate bonds are observable market inputs, the fair values of corporate bonds are included in the Level 2 fair value hierarchy.

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

•Liability Driven Investments (“LDI”) utilizes certain funds that invest in instruments and securities, interest-rate swaps and other financial derivative instruments intended to hedge a portion of the changes in pension liabilities associated with changes in the actuarial discount rate as applied to the plan’s liabilities. The valuation methodology of the funds that invest in fixed income derivative instruments, the assets contained in this category utilize standard pricing models associated with fixed income derivative instruments and are categorized as Level 2.

•Other investments include miscellaneous assets and liabilities and are primarily comprised of pending transactions and collateral settlements and are categorized as Level 1, Level 2, and NAV.

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

•Insurance contracts are reported at cash surrender value and have significant unobservable inputs and are categorized as Level 3.

The fair values of the Company’s U.S. retirement plan assets are as follows:

(In millions)	December 31, 2022
Asset Category	Level 1	Level 2	NAV	Total
Common trust funds	$—	$—	$343	$343
LDI	—	55	—	55
Limited partnerships and hedge funds	—	—	124	124
Cash and cash equivalents	—	10	—	10
Total	$—	$65	$467	$532

(In millions)	December 31, 2021
Asset Category	Level 1	Level 2	NAV	Total
Common trust funds	$—	$—	$463	$463
LDI	—	93	—	93
Limited partnerships and hedge funds	—	—	127	127
Cash and cash equivalents	—	10	—	10
Total	$—	$103	$590	$693

The fair values of the Company’s Non-U.S. retirement plan assets are as follows:

(In millions)	December 31, 2022
Asset Category	Level 1	Level 2	Level 3	NAV	Total
Treasury and government securities	$—	$8	$—	$—	$8
Cash and cash equivalents	3	—	—	—	3
Corporate debt securities	—	9	—	—	9
Common and preferred stock	3	—	—	—	3
Common trust funds	—	1	—	—	1
Limited partnerships	—	—	—	10	10
Insurance contracts	—	—	18	—	18
Bond funds	—	59	—	—	59
Other investment funds	1	10	—	35	46
Total	$7	$87	$18	$45	$157

(In millions)	December 31, 2021
Asset Category	Level 1	Level 2	Level 3	NAV	Total
Registered investment companies	$—	$21	$—	$—	$21
Treasury and government securities	—	10	—	—	10
Cash and cash equivalents	9	1	—	—	10
Corporate debt securities	—	7	—	—	7
Common and preferred stock	2	—	—	—	2
Common trust funds	—	138	—	5	143
Limited partnerships	—	—	—	24	24
Insurance contracts	—	—	18	—	18
Derivative instruments	—	23	—	—	23
Total	$11	$200	$18	$29	$258

The change in fair value of insurance contracts which used significant unobservable inputs was primarily due to purchases during the years ended December 31, 2022.

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

In 2022, due to the geopolitical situation in Eastern Europe the Company elected to close the Russian facility resulting in a non-cash impairment charge of $5 million to fully impair property and equipment and reduce inventory to its net realizable value.

During 2021, the Company recognized an impairment charge of $9 million related to its long-lived asset group in Brazil. The fair value measurements related to the long-lived asset group rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets, as observable inputs are not available (Level 3). To determine the fair value of the long-lived asset group, the Company utilized a cost and market approach, measuring fair value on the standalone basis value premise. The Company believes the assumptions and estimates used to determine the estimated fair value of the long-lived asset group is reasonable; however, these estimates and assumptions are subject to a high degree of uncertainty. Due to many variables inherent in estimating fair value, differences in assumptions could have a material effect on the analysis. As the net carrying value of the long-lived asset group in Brazil exceeded its fair values, the Company recorded a long-lived asset impairment charge of $9 million related to property and equipment during the year ended December 31, 2021.

No impairment charges were recorded for the year ended December 31, 2020.

Fair Value of Debt
The fair value of debt was $336 million and $354 million as of December 31, 2022 and 2021, respectively. Fair value estimates were based on quoted market prices or current rates for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt is classified as Level 1 "Market Prices" and Level 2 "Other Observable Inputs" in the fair value hierarchy.

NOTE 17. Financial Instruments
The Company is exposed to various market risks including, but not limited to, changes in foreign currency exchange rates and market interest rates. The Company manages these risks, in part, through the use of derivative financial instruments. The use of derivative financial instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements including master netting arrangements directly with a variety of major highly rated financial institutions that are expected to fully satisfy their obligations under the contracts. Additionally, the Company’s ability to utilize derivatives to manage risks is dependent on credit and market conditions. The Company presents its derivative positions and any related material collateral under master netting arrangements that provide for the net settlement of contracts, by counterparty, in the event of default or termination.
Foreign Currency Exchange Rate Risk
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
As of December 31, 2022 the Company had no foreign currency economic derivative instruments. At December 31, 2021, the Company had foreign currency hedge economic derivative instruments, with notional amounts of $32 million and aggregate fair value of a liability of less than $1 million.
Cross Currency Swaps: The Company has executed cross-currency swap transactions intended to mitigate the variability of the U.S. dollar value of its investment in certain of its non-U.S. entities. These swaps are designated as net investment hedges and the Company has elected to assess hedge effectiveness under the spot method. Accordingly, changes in the fair value of the swaps are recorded as a cumulative translation adjustment in AOCI in the Consolidated Balance Sheet.

During 2022, the Company terminated existing cross currency swaps and received $9 million upon settlement. Subsequently, the Company executed cross-currency swap transactions with aggregate notional amounts of $200 million intended to mitigate the variability of U.S. dollar value investment in certain of its non-U.S. entities. These swaps are designated as net investment hedges. There was no ineffectiveness associated with such derivatives as of December 31, 2022, and the fair value of these derivatives is a non-current liability of $8 million. As of December 31, 2022, a gain of approximately $4 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

As of December 31, 2021, the Company had cross currency swaps with an aggregate notional value of $250 million. The fair value of these derivatives was an asset of $2 million and a non-current liability of $9 million.
Interest Rate Risk
The Company utilizes interest rate swap instruments to manage its exposure and to mitigate the impact of interest rate variability. The swaps are designated as cash flow hedges, accordingly, the effective portion of the changes in fair value is recognized in accumulated other comprehensive income. Subsequently, the accumulated gains and losses recorded in equity are reclassified to income in the period during which the hedged exposure impacts earnings.

During 2022, the Company terminated existing interest rate swaps and received less than $1 million upon settlement. Subsequently, the Company executed new interest rate swap instruments. As of December 31, 2022, the Company had interest rate swaps with aggregate notional amounts of $250 million. The fair value of these derivatives is an non-current asset of $10 million as of December 31, 2022. As of December 31, 2022, a loss of approximately $1 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next twelve months.

As of December 31, 2021, the Company had interest rate swaps with an aggregate notional value of $300 million. The fair value of these derivatives was a non-current liability of $4 million.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the years ended December 31, 2022 and 2021 are as follows:

	Amount of Gain (Loss)
	Recorded Income (Loss) in AOCI, net of tax		Reclassified from AOCI into Income (Loss)		Recorded in Income (Loss)
(In millions)	2022	2021	2022	2021	2022	2021
Foreign currency risk – Cost of sales:
Cash flow hedges	—	—	—	—	(3)	1
Interest rate risk - Interest expense, net:
Net investment hedges	11	25	3	6	—	—
Interest rate swap	8	—	(5)	(6)	—	—
	$19	$25	$(2)	$—	$(3)	$1

Concentrations of Credit Risk

The following is a summary of the percentage of net sales and accounts receivable from the Company's customers with a percentage of net sales greater than 10 percent:

	Percentage of Total Net Sales			Percentage of Total Accounts Receivable
	December 31,			December 31, 2022	December 31, 2021
	2022	2021	2020
Ford	22%	22%	22%	16%	18%

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

In November 2013, the Company and Halla Visteon Climate Corporation ("HVCC"), jointly filed an Initial Notice of Voluntary Self-Disclosure statement with the U.S. Treasury Department’s Office of Foreign Assets Control (“OFAC”) regarding certain sales of automotive HVAC components by a minority-owned, Chinese joint venture of HVCC into Iran. The Company updated that notice in December 2013, and subsequently filed a voluntary self-disclosure regarding these sales with OFAC in March 2014. In May 2014, the Company voluntarily filed a supplementary self-disclosure identifying additional sales of automotive HVAC components by the Chinese joint venture, as well as similar sales involving an HVCC subsidiary in China, totaling approximately $12 million, and filed a final voluntary-self disclosure with OFAC on October 17, 2014. OFAC is currently reviewing the results of the Company’s investigation. Following that review, OFAC may conclude that the disclosed sales resulted in violations of U.S. economic sanctions laws and warrant the imposition of civil penalties, such as fines, limitations on the Company's ability to export products from the United States, and/or referral for further investigation by the U.S. Department of Justice. Any such fines or restrictions may be material to the Company’s financial results in the period in which they are imposed, but is not possible to estimate the possible loss or range of loss in connection with this matter. Additionally, disclosure of this conduct and any fines or other action relating to this conduct could harm the Company’s reputation and have a material adverse effect on its business, operating results and financial condition. The Company cannot predict when OFAC will conclude its own review of Visteon's voluntary self-disclosures or whether it may impose any of the potential penalties described above.
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of December 31, 2022, the Company maintained accruals of approximately $8 million for claims aggregating approximately $55 million in Brazil. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
The adverse impacts of the COVID-19 pandemic led to a significant reduction in vehicle production in the first half of 2020, which was followed by increased consumer demand and vehicle production schedules in the second half of 2020. Because semiconductor suppliers have been unable to rapidly reallocate production to serve the automotive industry, the surge in demand has led to a worldwide semiconductor supply shortage. The Company's semiconductor suppliers, along with most automotive component supply companies that use semiconductors, have been unable to fully meet the vehicle production demands of its customers due to events which are outside the Company's control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, a fire at a semiconductor fabrication facility in Japan, significant weather events impacting semiconductor supplier facilities in the southern United States, and other extraordinary events. The Company is working closely with suppliers and customers to attempt to minimize potential adverse impacts of these events. Certain customers have communicated that they expect the Company to absorb some of the financial impact of their reduced production and are reserving their rights to claim damages arising from supply shortages, however, the Company believes it has a number of legal defenses to such claims and intends to defend any such claims vigorously. The Company has also notified semiconductor suppliers that it will seek compensation from them for failure to deliver sufficient quantities. The Company is not able to estimate the possible loss or range of loss in connection with this matter at this time.
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

The following table provides a reconciliation of changes in the product warranty and recall liability:

	Year Ended December 31,
(In millions)	2022	2021
Beginning balance	$50	$64
Provisions	21	16
Change in estimates	1	(1)
Currency/other	(3)	(4)
Settlements	(18)	(25)
Ending balance	$51	$50

Guarantees and Commitments

As part of the agreements of the Climate Transaction and Interiors Divestiture, divestitures completed during 2015, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of December 31, 2022, the

Company has approximately $2 million of outstanding guarantees for each of the divested Climate and Interiors entities. The guarantees represent the maximum potential amount that the Company could be required to pay under the guarantees in the event of default by the guaranteed parties. These guarantees will generally cease upon expiration of current lease agreement which expire in 2026 and 2024 for the Climate and Interiors entities, respectively.

Other Contingent Matters

Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against the Company, including those arising out of alleged defects in the Company’s products; customs classifications; governmental regulations relating to safety; employment-related matters; customer, supplier and other contractual relationships; intellectual property rights; product warranties; product recalls; tax matters, including the ITA tax matter described in Note 13, "Income Taxes"; and environmental matters. Some of the foregoing matters may involve compensatory, punitive or antitrust, or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, or other relief which, if granted, would require very large expenditures. The Company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impracticable to estimate.

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of December 31, 2022 and that are in excess of established reserves. Based on its analysis, the Company does not reasonably expect, except as otherwise described herein, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 19. Revenue recognition and Geographical Information

Financial Information by Geographic Region

Financial information about net sales and net tangible long-lived assets by country are as follows:

	Net Sales (a)			Tangible Long-Lived Assets, Net (b)
	Year Ended December 31,			December 31,
(In millions)	2022	2021	2020	2022	2021
United States	$875	$586	$536	$103	$110
Mexico	96	55	29	50	49
Total North America	971	641	565	153	159
Portugal	867	608	635	85	94
Slovakia	347	257	251	36	49
Tunisia	69	53	41	21	13
Other Europe	14	44	40	32	40
Total Europe	1,297	962	967	174	196
China Domestic	625	576	479
China Export	245	199	196
Total China	870	775	675	64	74
Japan	330	234	244	24	28
India	227	151	93	54	50
Other Asia-Pacific	68	39	41	9	10
Total Other Asia-Pacific	625	424	378	87	88
South America	143	80	71	10	10
Eliminations	(150)	(109)	(108)
	$3,756	$2,773	$2,548	$488	$527
(a) Company sales based on geographic region where sale originates and not where customer is located.
(b) Tangible long-lived assets include property, plant, and equipment and right-of-use assets.

Disaggregated revenue by product lines is as follows:

	Year Ended December 31,
(In millions)	2022	2021	2020
Product Lines
Instrument clusters	$1,782	$1,356	$1,197
Infotainment	498	370	384
Information displays	490	402	423
Cockpit domain controller	473	226	155
Body and security	205	127	99
Telematics	67	64	57
Other	241	228	233
	$3,756	$2,773	$2,548

NOTE 20. Other Income, Net

	Year Ended December 31,
(In millions)	2022	2021	2020
Pension financing benefits, net	$20	$18	$14
Pension settlement charge	—	—	(5)
Gain on sale of investment	3	—	—
Foreign currency translation charge	(3)	—	—
	$20	$18	$9
Pension financing benefits, net include return on assets net of interest costs and other amortization.
The gain on sale of investment represents the Company's sale of an equity investment recorded during the year ended December 31, 2022.

During the year ended December 31, 2022, the Company recorded a charge of $3 million related to foreign currency translation amounts recorded in accumulated other comprehensive loss associated with the close the Russian facility.

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
At December 31, 2022, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2022.
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
Based on the evaluation performed under the COSO 2013 Framework as of December 31, 2022, management has concluded that the Company’s internal control over financial reporting is effective. Additionally, Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, as stated in their report which is included herein.
Part III
Item 10.Directors, Executive Officers and Corporate Governance
Except as set forth herein, the information required by Item 10 regarding its directors is incorporated by reference from the information under the captions “Item - Election of Directors,” “Corporate Governance,” and "2023 Stockholder Proposals and Nominations" in its 2023 Proxy Statement. The information required by Item 10 regarding its executive officers appears as Item 4A under Part I of this Form 10-K.
The Company has a code of ethics, as such phrase is defined in Item 406 of Regulation S-K, that applies to all directors, officers and employees of the Company and its subsidiaries, including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer. The code, entitled “Ethics and Integrity Policy,” is available on the Company's website at www.visteon.com.
Item 11.Executive Compensation
The information required by Item 11 is incorporated by reference from the information under the captions “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” in its 2023 Proxy Statement.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in its 2023 Proxy Statement.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference from the information under the captions “Corporate Governance - Director Independence” and “Transactions with Related Persons” in its 2023 Proxy Statement.
Item 14.Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference from the information under the captions “Audit Fees” and “Audit Committee Pre-Approval Process and Policies” in its 2023 Proxy Statement.

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
3. Exhibits
The exhibits listed on the "Exhibit Index" on page 87 hereof are filed with this Form 10-K or incorporated by reference as set forth herein.
Item 16. Form 10-K Summary
None.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	(Benefits)/ Charges to Income	Deductions(a)	Other( b)	Balance at End of Period
Year Ended December 31, 2022:
Allowance for doubtful accounts	$4	$1	$—	$—	$5
Valuation allowance for deferred taxes	1,207	(61)	—	(26)	1,120
Year Ended December 31, 2021:
Allowance for doubtful accounts	$4	$—	$—	$—	$4
Valuation allowance for deferred taxes	1,263	(10)	—	(46)	1,207
Year Ended December 31, 2020:
Allowance for doubtful accounts	$10	$(2)	$(4)	$—	$4
Valuation allowance for deferred taxes	1,132	46	—	85	1,263
____________
(a)Deductions represent uncollectible accounts charged off.
(b)Deferred taxes valuation allowance - represents adjustments recorded through other comprehensive income, exchange, expiration of tax attribute carryforwards, and various tax return true-up adjustments, all of which impact deferred taxes and the related valuation allowances. In 2022, the $26 million other decrease in the valuation allowance for deferred taxes is comprised of $15 million related to exchange and $11 million primarily related to other comprehensive income. In 2021, the $46 million other decrease in the valuation allowance for deferred taxes is comprised of $28 million related to exchange and $18 million primarily related to other comprehensive income. In 2020, the $85 million other increase in the valuation allowance for deferred taxes is comprised of $49 million related to valuation allowance benefits allocated to discontinued operations associated with electing to deduct expiring foreign tax credits previously derecognized for which a valuation allowance is maintained; $20 million related to exchange; and $16 million primarily related to other comprehensive income.

Exhibit Index

Exhibit No.	Description
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

4.2
Description of Visteon Corporation Securities Registered Under Section 12 of the Exchange Act of 1934 (incorporated by reference to the Annual Report on Form 10-K of Visteon Corporation filed on February 17, 2022).

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

10.2.6
Amendment No. 6 to Credit Agreement, dated as of July 19, 2022, by and among Visteon Corporation, the guarantors party thereto, each lender party thereto and Citibank, N.A., as administrative agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on July 22, 2022).

10.3	Visteon Corporation 2020 Incentive Plan, (incorporated by reference to Appendix C to the Definitive Proxy Statement on Schedule 14A of Visteon Corporation filed on April 23, 2020).*
10.3.1	Form of Performance Stock Unit Grant Agreement (2022) under the Visteon Corporation 2020 Incentive Plan.*
10.3.2	Form of Restricted Stock Unit Grant Agreement (2022) under the Visteon Corporation 2020 Incentive Plan.*
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

10.8	Visteon Executive Severance Plan, as amended and restated effective January 1, 2021 (incorporated by reference to the Annual Report on Form 10-K of Visteon Corporation filed on February 17, 2022).*
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

21.1	Subsidiaries of Visteon Corporation.
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.
23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
24.1	Powers of Attorney relating to execution of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated February 16, 2023.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated February 16, 2023.
32.1	Section 1350 Certification of Chief Executive Officer dated February 16, 2023.
32.2	Section 1350 Certification of Chief Financial Officer dated February 16, 2023.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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
Date: February 16, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

	Signature	Title
	/s/ SACHIN LAWANDE	Director, President and Chief Executive Officer
	Sachin Lawande	(Principal Executive Officer)

	/s/ JEROME J. ROUQUET	Senior Vice President and Chief Financial Officer
	Jerome J. Rouquet	(Principal Financial Officer)

	/s/ ABIGAIL S. FLEMING	Vice President and Chief Accounting Officer
	Abigail S. Fleming	(Principal Accounting Officer)

	/s/ JAMES J. BARRESE*	Director
James J. Barrese

	/s/ NAOMI M. BERGMAN*	Director
Naomi M. Bergman

	/s/ JEFFREY D. JONES*	Director
Jeffrey D. Jones

	/s/ BUNSEI KURE*	Director
Bunsei Kure

	/s/ JOANNE M. MAGUIRE*	Director
Joanne M. Maguire

	/s/ ROBERT J. MANZO*	Director
Robert J. Manzo

	/s/ FRANCIS M. SCRICCO*	Director
Francis M. Scricco

	/s/ DAVID L. TREADWELL*	Director
David L. Treadwell

*By:	/s/ BRETT PYNNONEN
Brett Pynnonen
Attorney-in-Fact