Form 10-Q
period 2023-03-31
VISTEON CORP
filed 2023-04-27
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No ☐
As of April 20, 2023, the registrant had outstanding 28,349,493 shares of common stock.
Exhibit index located on page number 34.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.Condensed Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Net sales	$967	$818
Cost of sales	(857)	(742)
Gross margin	110	76
Selling, general and administrative expenses	(52)	(44)
Restructuring and impairment	(1)	(7)
Interest expense	(5)	(3)
Interest income	2	1
Equity in net income (loss) of non-consolidated affiliates	(5)	3
Other income, net	3	5
Income (loss) before income taxes	52	31
Provision for income taxes	(14)	(8)
Net income (loss)	38	23
Less: Net (income) loss attributable to non-controlling interests	(4)	(1)
Net income (loss) attributable to Visteon Corporation	$34	$22

Comprehensive income (loss)	$53	$27
Less: Comprehensive (income) loss attributable to non-controlling interests	(3)	(1)
Comprehensive income (loss) attributable to Visteon Corporation	$50	$26

Basic earnings (loss) per share attributable to Visteon Corporation	$1.21	$0.79

Diluted earnings (loss) per share attributable to Visteon Corporation	$1.18	$0.77

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	(Unaudited)
	March 31,	December 31,
	2023	2022
ASSETS
Cash and equivalents	$484	$520
Restricted cash	3	3
Accounts receivable, net	695	672
Inventories, net	358	348
Other current assets	124	167
Total current assets	1,664	1,710
Property and equipment, net	365	364
Intangible assets, net	95	99
Right-of-use assets	127	124
Investments in non-consolidated affiliates	44	49
Other non-current assets	110	104
Total assets	$2,405	$2,450
LIABILITIES AND EQUITY
Short-term debt	$21	$13
Accounts payable	605	657
Accrued employee liabilities	77	90
Current lease liability	30	29
Other current liabilities	231	246
Total current liabilities	964	1,035
Long-term debt, net	331	336
Employee benefits	112	115
Non-current lease liability	99	99
Deferred tax liabilities	28	27
Other non-current liabilities	64	64
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of March 31, 2023 and December 31, 2022)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 28.3 and 28.2 million shares outstanding as of March 31, 2023 and December 31, 2022, respectively)	1	1
Additional paid-in capital	1,334	1,352
Retained earnings	1,822	1,788
Accumulated other comprehensive loss	(197)	(213)
Treasury stock	(2,240)	(2,253)
Total Visteon Corporation stockholders’ equity	720	675
Non-controlling interests	87	99
Total equity	807	774
Total liabilities and equity	$2,405	$2,450
`

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Operating Activities
Net income (loss)	$38	$23
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	29	27
Non-cash stock-based compensation	8	5
Equity in net loss (income) of non-consolidated affiliates, net of dividends remitted	5	(3)
Impairments	—	4
Other non-cash items	(2)	1
Changes in assets and liabilities:
Accounts receivable	(13)	6
Inventories	(5)	(71)
Accounts payable	(59)	25
Other assets and other liabilities	(20)	(38)
Net cash used by operating activities	(19)	(21)
Investing Activities
Capital expenditures, including intangibles	(21)	(21)
Contributions to equity method investments	—	(1)
Other	1	1
Net cash used by investing activities	(20)	(21)
Financing Activities
Short-term debt, net	3	(4)
Dividends paid to non-controlling interests	(8)	—
Net cash used by financing activities	(5)	(4)
Effect of exchange rate changes on cash	8	(4)
Net decrease in cash, equivalents, and restricted cash	(36)	(50)
Cash, equivalents, and restricted cash at beginning of the period	523	455
Cash, equivalents, and restricted cash at end of the period	$487	$405

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2022	$1	$1,352	$1,788	$(213)	$(2,253)	$675	$99	$774
Net income (loss)	—	—	34	—	—	34	4	38
Other comprehensive income (loss)	—	—	—	16	—	16	(1)	15
Stock-based compensation, net	—	(18)	—	—	13	(5)	—	(5)
Dividends to non-controlling interests	—	—	—	—	—	—	(15)	(15)
March 31, 2023	$1	$1,334	$1,822	$(197)	$(2,240)	$720	$87	$807

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2021	$1	$1,349	$1,664	$(229)	$(2,269)	$516	$100	$616
Net income (loss)	—	—	22	—	—	22	1	23
Other comprehensive income (loss)	—	—	—	4	—	4	—	4
Stock-based compensation, net	—	(10)	—	—	9	(1)	—	(1)
March 31, 2022	$1	$1,339	$1,686	$(225)	$(2,260)	$541	$101	$642

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

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after March 31, 2023, including those resulting from the impacts of COVID-19 and the subsequent semiconductor supply shortage, as further described in Note 14, "Commitments and Contingencies", will be reflected in management's estimates in future periods.

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

Allowance for Doubtful Accounts: The Company establishes an allowance for doubtful accounts for accounts receivable based on the current expected credit loss impairment model (“CECL”). The Company applies a historical loss rate based on historic write-offs by region to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. The allowance for doubtful accounts was $6 million and $5 million as of March 31, 2023 and December 31, 2022, respectively.

NOTE 2. Non-Consolidated Affiliates

Investments in Affiliates

The Company's investments in non-consolidated equity method affiliates include the following:

	March 31,	December 31,
(In millions)	2023	2022
Yanfeng Visteon Investment Co., Ltd. ("YFVIC") (50%)	$19	$25
Limited partnerships	13	13
Other	12	11
Total investments in non-consolidated affiliates	$44	$49

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
The Company's investments in YFVIC consists of the following:

	March 31,	December 31,
(In millions)	2023	2022
Payables due to YFVIC	$15	$38
Exposure to loss in YFVIC:
Investment in YFVIC	$19	$25
Receivables due from YFVIC	18	48
Maximum exposure to loss in YFVIC	$37	$73
Equity Investments
In 2018, the Company committed to make a $15 million investment in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. Through March 31, 2023, the Company had contributed approximately $11 million to these entities. These investments are classified as equity method investments.

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

During the three months ended March 31, 2023 and 2022, the Company recorded $1 million and $3 million of restructuring expense primarily related to employee severance, respectively.

Current restructuring actions include the following:

•During 2022, the Company approved a restructuring plan, primarily impacting Europe, in order to improve efficiencies and rationalize the Company's footprint, including liquidation of operations in Russia. As of March 31, 2023, $1 million remains accrued related to these actions.

•During 2021, the Company approved various restructuring programs impacting engineering, administrative, and manufacturing functions to improve efficiency and rationalize the Company’s footprint. As of March 31, 2023, $2 million remains accrued related to these programs.

•During 2020, the Company approved various restructuring programs impacting engineering, administrative, and manufacturing functions to improve efficiency and rationalize the Company’s footprint. During the first quarter of 2023, the Company recorded $1 million of costs for cash severance and termination costs related to these programs. As of March 31, 2023, $3 million remains accrued related to these programs.

•During prior periods the Company approved various restructuring programs to improve efficiencies which do not relate to the programs described above. As of March 31, 2023, $2 million remains accrued related to these previously announced actions.

•As of March 31, 2023, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its global Interiors business (the "Interiors Divestiture") of $1 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves

The Company’s restructuring reserves and related activity are summarized below.

(In millions)
December 31, 2022	$11
Change in estimate	1
Payments	(3)
March 31, 2023	$9

Impairments

The Company evaluates its long-lived assets for impairment whenever events or circumstances indicate the value of these long-lived asset groups are not recoverable.

During the first quarter of 2022, due to the current geopolitical situation in Eastern Europe, the Company elected to close the Russian facility resulting in a non-cash impairment charge of $4 million to fully impair property and equipment and reduce inventory to its net realizable value.

NOTE 4. Inventories

Inventories, net consist of the following components:

	March 31,	December 31,
(In millions)	2023	2022
Raw materials	$288	$291
Work-in-process	36	26
Finished products	34	31
	$358	$348

NOTE 5. Goodwill and Other Intangible Assets

Intangible assets, net are comprised of the following:

		March 31, 2023			December 31, 2022
(In millions)	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Developed technology	10	$40	$(39)	$1	$40	$(39)	$1
Customer related	10	89	(81)	8	88	(77)	11
Capitalized software development	5	50	(17)	33	50	(16)	34
Other	32	17	(10)	7	17	(9)	8
Subtotal		196	(147)	49	195	(141)	54
Indefinite-Lived:
Goodwill		46	—	46	45	—	45
Total		$242	$(147)	$95	$240	$(141)	$99

Capitalized software development consists of software development costs intended for integration into customer products.

NOTE 6. Other Assets

Other current assets are comprised of the following components:

	March 31,	December 31,
(In millions)	2023	2022
Recoverable taxes	$41	$55
Contractually reimbursable engineering costs	35	35
Prepaid assets and deposits	25	18
Joint venture receivables	18	49
China bank notes	1	6
Other	4	4
	$124	$167

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions which are operating in nature. The Company redeemed $93 million and $46 million of China bank notes during the three months ended March 31, 2023 and 2022, respectively. Remaining amounts outstanding at third-party institutions related to sold bank notes will mature by September 30, 2023.

Other non-current assets are comprised of the following components:

	March 31,	December 31,
(In millions)	2023	2022
Deferred tax assets	$43	$42
Contractually reimbursable engineering costs	26	25
Recoverable taxes	11	11
Other	30	26
	$110	$104
Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of $27 million during the remainder of 2023, $27 million in 2024, $6 million in 2025, $1 million in 2026, and less than $1 million in 2027 and beyond.

NOTE 7. Other Liabilities

Other current liabilities are summarized as follows:

	March 31,	December 31,
(In millions)	2023	2022
Deferred income	$64	$55
Non-income taxes payable	33	35
Product warranty and recall accruals	32	31
Income taxes payable	18	22
Joint venture payables	15	39
Royalty reserves	13	14
Dividends payable	8	1
Restructuring reserves	5	6
Other	43	43
	$231	$246

Other non-current liabilities are summarized as follows:

	March 31,	December 31,
(In millions)	2023	2022
Product warranty and recall accruals	$22	$20
Deferred income	12	14
Income tax reserves	7	7
Restructuring reserves	4	5
Other	19	18
	$64	$64

NOTE 8. Debt
The Company’s debt consists of the following:

	March 31,	December 31,
(In millions)	2023	2022
Short-Term Debt:
Current portion of long-term debt	$18	$13
Short-term borrowings	3	—
	$21	$13

Long-Term Debt:
Term debt facility, net	$331	$336
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

As of March 31, 2023, the Company has $3 million in other short-term borrowings, primarily at the Company's subsidiaries. The Company's subsidiaries have access to $146 million of capacity under short-term credit facilities.

Long-Term Debt

The Company has no outstanding borrowings on the Revolving Credit Facility as of March 31, 2023 and December 31, 2022.

Interest on the Term Facility and Revolving Credit Facility accrue interest at a rate equal to a SOFR-based rate plus an applicable margin of between 1% and 1.75% determined by the Company's total gross leverage ratio.

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

Other

The Company has a $5 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of March 31, 2023 and December 31, 2022. Additionally, the Company had $3 million of locally issued bank guarantees and letters of credit as of March 31, 2023 and December 31, 2022, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 9. Employee Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended March 31, 2023 and 2022 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2023	2022	2023	2022
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$—	$—
Pension financing benefits (cost):
Interest cost	$(8)	$(5)	$2	$(2)
Expected return on plan assets	10	10	(2)	2
Amortization of gains and other	1	—	—	—
Total pension financing benefits:	3	5	—	—

Net pension benefit (cost)	$3	$5	$—	$—
Pension financing benefits are classified as Other income, net on the Company's condensed consolidated statements of comprehensive income.
During the three months ended March 31, 2023, cash contributions to the Company's defined benefit plans were $1 million related to its non-U.S. plans. The Company estimates that total cash contributions to its non-U.S. defined benefit pension plans during 2023 will be $5 million.

NOTE 10. Income Taxes
During the three month period ended March 31, 2023, the Company recorded a provision for income tax of $14 million which reflects income tax expense in countries where the Company is profitable, accrued withholding taxes, and the inability to record a tax benefit for pretax losses and/or recognize expense for pretax income in certain jurisdictions, including the United States ("U.S."), due to valuation allowances. Pretax losses in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $11 million and $10 million for the three month periods ended March 31, 2023 and March 31, 2022, respectively, resulting in an increase in the Company's effective tax rate in those years.

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

The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. Based on the Company’s current assessment, it is possible that sufficient positive evidence may be available to release all, or a portion, of its U.S. valuation allowance within the next year. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

During the first quarter of 2023, there were no material changes in unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) of $7 million is included in other non-current liabilities on the condensed consolidated balance sheet, while $5 million is reflected as a reduction of deferred tax assets included in Other non-current assets on the condensed consolidated balance sheet. Outstanding income tax refund claims related primarily to India and Brazil jurisdictions, total $6 million as of March 31, 2023, and are included in other non-current assets on the condensed consolidated balance sheets.

NOTE 11. Stockholders’ Equity and Non-controlling Interests
Non-Controlling Interests
The Company's non-controlling interests are as follows:

	March 31,	December 31,
(In millions)	2023	2022
Shanghai Visteon Automotive Electronics, Co., Ltd.	$48	$45
Yanfeng Visteon Automotive Electronics Co., Ltd.	22	37
Changchun Visteon FAWAY Automotive Electronics, Co., Ltd.	15	15
Other	2	2
	$87	$99
Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended March 31,
(In millions)	2023	2022
Changes in AOCI:
Beginning balance	$(213)	$(229)
Other comprehensive income (loss) before reclassification, net of tax	15	4
Amounts reclassified from AOCI	1	—
Ending balance	$(197)	$(225)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(210)	$(149)
Other comprehensive income (loss) before reclassification, net of tax (a)	21	(7)
Ending balance	(189)	(156)
Net investment hedge
Beginning balance	12	4
Other comprehensive income (loss) before reclassification, net of tax (a)	(1)	8
Amounts reclassified from AOCI	—	(2)
Ending balance	11	10
Benefit plans
Beginning balance	(25)	(81)
Other comprehensive income (loss) before reclassification, net of tax (b)	—	—
Amounts reclassified from AOCI	(1)	1
Ending balance	(26)	(80)
Unrealized hedging gain (loss)
Beginning balance	10	(3)
Other comprehensive income (loss) before reclassification, net of tax (c)	(5)	3
Amounts reclassified from AOCI	2	1
Ending balance	7	1
Total AOCI	$(197)	$(225)
(a) There were no income tax effects for either period due to the valuation allowance.
(b) Net tax expense was less than $1 million related to benefit plans for the three months ended March 31, 2023 and 2022, respectively.
(c) There were no income tax effects related to unrealized hedging gain (loss) for either period due to the valuation allowance.

Share Repurchase Program
On March 2, 2023 the Company's board of directors authorized $300 million of share repurchase of its shares of common stock through December 31, 2026. As of March 31, 2023, the Company has repurchased no shares under this program.

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

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended March 31,
(In millions, except per share amounts)	2023	2022
Numerator:
Net income (loss) attributable to Visteon	$34	$22
Denominator:
Average common stock outstanding - basic	28.2	28.0
Dilutive effect of performance based share units and other	0.5	0.4
Diluted shares	28.7	28.4
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon	$1.21	$0.79

Diluted earnings (loss) per share attributable to Visteon:	$1.18	$0.77

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
During 2022, the Company terminated existing cross currency swaps and received $9 million upon settlement. Subsequently, the Company executed new cross-currency swap transactions. As of March 31, 2023, the Company had cross-currency swaps with aggregate notional amounts of $200 million intended to mitigate the variability of U.S. dollar value investment in certain of its non-U.S. entities. These swaps are designated as net investment hedges. There was no ineffectiveness associated with such derivatives as of March 31, 2023, and the fair value of these derivatives is a non-current liability of $9 million. As of March 31, 2023, a gain of approximately $3 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

As of December 31, 2022, the fair value of these derivatives is a non-current liability of $8 million.

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
During 2022, the Company terminated existing interest rate swaps and received less than $1 million upon settlement. Subsequently, the Company executed new interest rate swap instruments. As of March 31, 2023, the Company had interest rate swaps with aggregate notional amounts of $250 million. The fair value of these derivatives is an non-current asset of $8 million as of March 31, 2023. As of March 31, 2023, a loss of approximately $5 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next twelve months.

As of December 31, 2022, the fair value of these derivatives is an non-current asset of $10 million.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the three months ended March 31, 2023 and 2022 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)		Recorded in (Income) Loss
(In millions)	2023	2022	2023	2022	2023	2022
Three months ended March 31,
Foreign currency risk - Cost of sales:
Foreign currency derivative	$—	$—	$—	$—	$—	$3
Interest rate risk - Interest expense, net:
Interest rate swap	(5)	3	(2)	(1)	—	—
Net investment hedges	(1)	8	—	2	—	—
	$(6)	$11	$(2)	$1	$—	$3
Items Not Carried at Fair Value
The Company's fair value of debt was $342 million and $336 million as of March 31, 2023 and December 31, 2022, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2 in the fair value hierarchy.
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
The Company's credit risk with any single customer does not exceed ten percent of total accounts receivable except for Ford and Nissan/Renault and their affiliates. Ford represents 14% and 16% of the Company's balance as of March 31, 2023 and December 31, 2022, respectively. Nissan/Renault represents 13% and 10% of the Company's balance as of March 31, 2023 and December 31, 2022, respectively.

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
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. The Company maintained accruals of $8 million for claims aggregating $55 million in Brazil as of March 31, 2023. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
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
Guarantees and Commitments
As part of 2015 divestitures involving the Company's former climate and interiors businesses, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of March 31, 2023, the Company has approximately $2 million and $2 million of outstanding guarantees for each of the divested Climate and Interiors entities, respectively. The guarantees represent the maximum potential amount that the Company could be required to pay under the guarantees in the event of default by the guaranteed parties. The guarantees will generally cease upon expiration of current lease agreement which expire in 2026 and 2024 for the Climate and Interiors entities, respectively.
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

The following table provides a rollforward of changes in the product warranty and recall claims liability:

	Three Months Ended March 31,
(In millions)	2023	2022
Beginning balance	$51	$50
Provisions	5	4
Changes in estimates	(1)	2
Currency/other	1	—
Settlements	(2)	(5)
Ending balance	$54	$51

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraphs where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of March 31, 2023 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 15. Revenue Recognition and Geographical Information

Financial Information by Geographic Region

Disaggregated net sales by geographical market and product lines is as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Geographical Markets
Europe	$346	$283
Americas	276	239
China Domestic	128	142
China Export	83	48
Other Asia-Pacific	177	134
Eliminations	(43)	(28)
	$967	$818

Disaggregated revenue by product lines is as follows:

	Three Months Ended March 31,
(In millions)	2023	2022
Product Lines
Instrument clusters	$474	$390
Infotainment	134	110
Cockpit domain controller	113	82
Information displays	97	133
Body and security	59	33
Telematics	18	17
Other	72	53
	$967	$818

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition, and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022 filed with the Securities and Exchange Commission on February 16, 2023 and the financial statements and accompanying notes to the financial statements included elsewhere herein.
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

•Enhance Shareholder Returns While Maintaining a Strong Balance Sheet - The Company has continued to maintain a strong balance sheet to withstand near-term industry volatility while providing a foundation for future growth and shareholder returns. The Company has also returned approximately $3.3 billion to shareholders since 2015. In March 2023, the Company announced a $300 million share repurchase program maturing at the end of 2026.

Financial Results

The pie charts below highlight the net sales breakdown for Visteon for the three months ended March 31, 2023.
Three Months Ended March 31, 2023
*Regional net sales are based on the geographic region where sales originate and not where customer is located (excludes inter-regional eliminations).
Global Automotive Market Conditions and Production Levels
Industry vehicle volumes have increased in 2022 and are forecasted to modestly increase in 2023. However, industry production volumes remain well below recent industry production levels that peaked in 2017. For the last few years, the industry has been negatively impacted by the COVID-19 pandemic, worldwide semiconductor and other supply related shortages, and increased geopolitical challenges. In 2023, we anticipate semiconductor supply will improve while risks related to vehicle affordability, economic uncertainty, and potential geopolitical challenges create ongoing uncertainties. The magnitude of the impact on the financial statements, results of operations, and cash flows will depend on the evolution of the semiconductor supply shortage, plant production schedules, supply chain impacts, and global economic impacts.

Results of Operations - Three Months Ended March 31, 2023 and 2022
The Company's consolidated results of operations for the three months ended March 31, 2023 and 2022 were as follows:

	Three Months Ended March 31,
(In millions)	2023	2022	Change
Net sales	$967	$818	$149
Cost of sales	(857)	(742)	(115)
Gross margin	110	76	34
Selling, general and administrative expenses	(52)	(44)	(8)
Restructuring and impairment	(1)	(7)	6
Interest expense, net	(3)	(2)	(1)
Equity in net income of non-consolidated affiliates	(5)	3	(8)
Other income, net	3	5	(2)
Provision for income taxes	(14)	(8)	(6)
Net income (loss)	38	23	15
Less: Net (income) loss attributable to non-controlling interests	(4)	(1)	(3)
Net income (loss) attributable to Visteon Corporation	$34	$22	$12
Adjusted EBITDA*	$99	$71	$28
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Three months ended March 31, 2022	$818	$(742)	$76
Volume, mix, and net new business	180	(137)	43
Currency	(31)	20	(11)
Customer pricing	15	—	15
Engineering costs, net *	—	(11)	(11)
Cost performance, design changes and other	(15)	13	(2)
Three months ended March 31, 2023	$967	$(857)	$110
*Excludes the impact of currency.
Net sales for the three months ended March 31, 2023 totaled $967 million, representing an increase of $149 million compared with the same period of 2022. Volumes and net new business increased net sales by $180 million due to increases in customer production and continued market outperformance as a result of recent product launches. Unfavorable currency decreased net sales by $31 million, primarily attributable to the euro, Chinese renminbi, and Japanese yen. Net sales increased due to an incremental $15 million of customer pricing, including recoveries, when compared to the same period in 2022. Other cost performance, primarily related to design changes, reduced sales by $15 million.
Cost of sales increased by $115 million for the three months ended March 31, 2023 compared with the same period in 2022. Volume, mix and net new business increased cost of sales by $137 million. Foreign currency decreased cost of sales by $20 million, primarily attributable to the euro, Chinese renminbi, and Japanese yen. Net engineering costs, excluding currency, increased cost of sales by $11 million. Favorable cost performance, design changes and other decreased cost of sales by $13 million primarily due to reduced supply chain and material cost impacts associated with the worldwide semiconductor supply shortage.

A summary of net engineering costs is shown below:

	Three Months Ended March 31,
(In millions)	2023	2022
Gross engineering costs	$(83)	$(81)
Engineering recoveries	27	33
Engineering costs, net	$(56)	$(48)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $56 million for the three months ended March 31, 2023, including the impacts of currency, were $8 million higher than the same period of 2022. This increase is primarily related to the timing of engineering recoveries.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $52 million and $44 million, during the three months ended March 31, 2023 and 2022, respectively. The increase is primarily due to increased personnel costs, information technology, marketing expenses, and travel, partially offset by foreign currency.

Restructuring and impairment
During the three months ended March 31, 2023 and 2022, the Company recorded $1 million and $3 million of restructuring expense primarily related to employee severance, respectively.

Due to the current geopolitical situation in Eastern Europe the Company elected to close the Russian facility resulting in a 2022 non-cash impairment charge of $4 million to fully impair property and equipment and reduce inventory to its net realizable value.

Interest Expense, Net

Interest expense, net, for the three months ended March 31, 2023 and 2022 was $3 million and $2 million, respectively. Interest expense for these periods is primarily related to the Company's term debt facility.
Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was a loss of $5 million and income of $3 million for the three months ended March 31, 2023 and 2022, respectively. The decrease in income is primarily due to various operational and non-operational charges incurred at an affiliate.

Other Income, Net

Other income, net of $3 million and $5 million for the three-month periods ending March 31, 2023 and 2022 is primarily due to net pension financing benefits.

Income Taxes

The Company's provision for income taxes of $14 million for the three months ended March 31, 2023 represents an increase of $6 million compared with $8 million in the same period of 2022. The increase in tax expense is primarily attributable to the overall increase in net income, including changes in the mix of earnings and differing tax rates between jurisdictions as well as withholding taxes.

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

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the three months ended March 31, 2023 and 2022, is as follows:

	Three Months Ended March 31,
(In millions)	2023	2022	Change
Net income (loss) attributable to Visteon Corporation	$34	$22	$12
Depreciation and amortization	29	27	2
Provision for income taxes	14	8	6
Non-cash, stock-based compensation expense	8	5	3
Interest expense, net	3	2	1
Net income (loss) attributable to non-controlling interests	4	1	3
Restructuring and impairment expense	1	7	(6)
Equity in net income of non-consolidated affiliates	5	(3)	8
Other	1	2	(1)
Adjusted EBITDA	$99	$71	$28
Adjusted EBITDA was $99 million for the three months ended March 31, 2023, representing an increase of $28 million when compared to $71 million for the same period of 2022. Favorable volumes and mix increased Adjusted EBITDA by $43 million. Foreign currency decreased Adjusted EBITDA by $9 million, primarily attributable to the euro, Chinese renminbi, and Japanese yen. Net engineering costs, excluding currency, decreased Adjusted EBITDA by $10 million. Customer pricing increased Adjusted EBITDA by $15 million primarily due to customer recoveries. Other cost performance, primarily related to design changes, reduced Adjusted EBITDA by $13 million.

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

Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of March 31, 2023, the Company’s corporate credit rating is BB- by Standard & Poor’s and Ba3 by Moody's. See Note 8, "Debt" for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which may be utilized by the Company's local subsidiaries and consolidated joint ventures, had availability of $146 million and the Company had $400 million of available credit under the revolving credit facility, as of March 31, 2023.

Cash Balances
As of March 31, 2023, the Company had total cash and cash equivalents of $487 million, including $3 million of restricted cash. Cash balances totaling $322 million were located in jurisdictions outside of the United States, of which approximately $80 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017. However, the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.
Other Items Affecting Liquidity
During the three months ended March 31, 2023, cash contributions to the Company's defined benefit plans were $1 million related to its non-U.S. plans. The Company estimates that total cash contributions to its non-U.S. defined benefit pension plans during 2023 will be $5 million.

During the three months ended March 31, 2023, the Company paid $3 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is included in Note 3, "Restructuring and Impairments." The Company estimates that total cash restructuring payments during the next twelve months will be approximately $5 million.

The Company committed to make a $15 million investment in two funds managed by venture capital firms principally focused on the automotive sector pursuant to limited partnership agreements. As of March 31, 2023, the Company contributed $11 million toward the aggregate investment commitments. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount.

The Company may be required to make significant cash outlays related to its unrecognized tax benefits, including interest and penalties. As of March 31, 2023, the Company had unrecognized tax benefits, including interest and penalties, that would be expected to result in a cash outlay of $7 million. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the period of cash settlement, if any, with the respective taxing authorities.

Cash Flows
Operating Activities
The Company used $19 million of cash from operating activities during the three months ended March 31, 2023 representing decreased usage of $2 million as compared to prior year. The decrease in cash from operations is primarily attributable to increased working capital outflows of $37 million as compared to prior year, primarily due to an increased imbalance between accounts receivables and payables driven by the timing of customer recovery negotiations which occurred during the three months ended March 31, 2023. These working capital decreases were partially offset by an increase in Adjusted EBITDA.

Investing Activities
Net cash used by investing activities during the three months ended March 31, 2023 totaled $20 million, representing a $1 million decrease as compared to $21 million use of cash used by investing activities during the same period in 2022. This decrease is attributable to the non-recurrence of an equity method contribution made in the first quarter of 2022.
Financing Activities
Cash used by financing activities during the three months ended March 31, 2023 was $5 million, representing a $1 million increase as compared to $4 million use of cash used by financing activities during the same period in 2022. This decrease is primarily attributable to a dividend paid to non-controlling interests of $8 million and offset by new subsidiary borrowings of $3 million during the three months ended March 31, 2023. During the three months ended March 31, 2022, subsidiary borrowings decreased $4 million due to being cash settled.

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

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be $22 million and $21 million for currency derivative financial instruments as of March 31, 2023 and December 31, 2022, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
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
As of March 31, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II
Other Information

Item 1.    Legal Proceedings

See the information above under Note 14, "Commitments and Contingencies," to the condensed consolidated financial statements which is incorporated herein by reference.

Item 1A.Risk Factors
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on February 16, 2023. See also, "Forward-Looking Statements" included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the first quarter of 2023.

Item 6.Exhibits
The exhibits listed on the "Exhibit Index" on Page 34 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated April 27, 2023.
31.2	Rule 13a-14(a) Certification of Senior Vice President, Chief Financial Officer dated April 27, 2023.
32.1	Section 1350 Certification of Chief Executive Officer dated April 27, 2023.
32.2	Section 1350 Certification of Senior Vice President, Chief Financial Officer dated April 27, 2023.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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
Date: April 27, 2023