Form 10-Q
period 2023-06-30
VISTEON CORP
filed 2023-08-03
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No ☐
As of July 27, 2023, the registrant had outstanding 28,199,370 shares of common stock.
Exhibit index located on page number 38.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.Condensed Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net sales	$983	$848	$1,950	$1,666
Cost of sales	(879)	(774)	(1,736)	(1,516)
Gross margin	104	74	214	150
Selling, general and administrative expenses	(52)	(43)	(104)	(87)
Restructuring and impairment	(1)	(4)	(2)	(11)
Interest expense	(4)	(4)	(9)	(7)
Interest income	1	1	3	2
Equity in net income of non-consolidated affiliates	(2)	1	(7)	4
Other income (expense), net	(10)	5	(7)	10
Income (loss) before income taxes	36	30	88	61
Provision for income taxes	(13)	(7)	(27)	(15)
Net income (loss)	23	23	61	46
Less: Net (income) loss attributable to non-controlling interests	(3)	1	(7)	—
Net income (loss) attributable to Visteon Corporation	$20	$24	$54	$46

Comprehensive income (loss)	$3	$(21)	$56	$6
Less: Comprehensive (income) loss attributable to non-controlling interests	1	5	(2)	4
Comprehensive income (loss) attributable to Visteon Corporation	$4	$(16)	$54	$10

Basic earnings (loss) per share attributable to Visteon Corporation	$0.71	$0.85	$1.91	$1.64

Diluted earnings (loss) per share attributable to Visteon Corporation	$0.70	$0.85	$1.88	$1.61

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	(Unaudited)
	June 30,	December 31,
	2023	2022
ASSETS
Cash and equivalents	$455	$520
Restricted cash	4	3
Accounts receivable, net	678	672
Inventories, net	329	348
Other current assets	131	167
Total current assets	1,597	1,710
Property and equipment, net	367	364
Intangible assets, net	88	99
Right-of-use assets	122	124
Investments in non-consolidated affiliates	37	49
Other non-current assets	110	104
Total assets	$2,321	$2,450
LIABILITIES AND EQUITY
Short-term debt	$21	$13
Accounts payable	564	657
Accrued employee liabilities	74	90
Current lease liability	30	29
Other current liabilities	222	246
Total current liabilities	911	1,035
Long-term debt, net	327	336
Employee benefits	109	115
Non-current lease liability	93	99
Deferred tax liabilities	30	27
Other non-current liabilities	73	64
Stockholders’ equity:
Preferred stock (par value 0.01, 50 million shares authorized, none outstanding as of June 30, 2023 and December 31, 2022)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, and 28.2 million shares outstanding as of June 30, 2023 and December 31, 2022)	1	1
Additional paid-in capital	1,341	1,352
Retained earnings	1,842	1,788
Accumulated other comprehensive loss	(213)	(213)
Treasury stock	(2,266)	(2,253)
Total Visteon Corporation stockholders’ equity	705	675
Non-controlling interests	73	99
Total equity	778	774
Total liabilities and equity	$2,321	$2,450

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Operating Activities
Net income (loss)	$61	$46
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	55	52
Non-cash stock-based compensation	17	13
Equity in net loss (income) of non-consolidated affiliates, net of dividends remitted	7	(4)
Impairments	—	4
Other non-cash items	(4)	—
Changes in assets and liabilities:
Accounts receivable	(7)	(74)
Inventories	17	(62)
Accounts payable	(89)	(2)
Other assets and other liabilities	(15)	(45)
Net cash provided from (used by) operating activities	42	(72)
Investing Activities
Capital expenditures, including intangibles	(51)	(36)
Contributions to equity method investments	—	(1)
Settlement of derivative contracts	—	5
Other	2	1
Net cash used by investing activities	(49)	(31)
Financing Activities
Dividends to non-controlling interests	(15)	—
Short-term debt, net	3	(4)
Repurchase of common stock	(30)	—
Stock based compensation tax withholding payments	(15)	—
Proceeds from the exercise of stock options	4	—
Principal repayment of term debt facility	(4)	—
Net cash used by financing activities	(57)	(4)
Effect of exchange rate changes on cash	—	(23)
Net decrease in cash, equivalents, and restricted cash	(64)	(130)
Cash, equivalents, and restricted cash at beginning of the period	523	455
Cash, equivalents, and restricted cash at end of the period	$459	$325

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2022	$1	$1,352	$1,788	$(213)	$(2,253)	$675	$99	$774
Net income (loss)	—	—	34	—	—	34	4	38
Other comprehensive income (loss)	—	—	—	16	—	16	(1)	15
Stock-based compensation, net	—	(18)	—	—	13	(5)	—	(5)
Dividends to non-controlling interest	—	—	—	—	—	—	(15)	(15)
March 31, 2023	$1	$1,334	$1,822	$(197)	$(2,240)	$720	$87	$807
Net income (loss)	—	—	20	—	—	20	3	23
Other comprehensive income (loss)	—	—	—	(16)	—	(16)	(4)	(20)
Stock-based compensation, net	—	7	—	—	4	11	—	11
Share repurchase	—	—	—	—	(30)	(30)	—	(30)
Dividends to non-controlling interest	—	—	—	—	—	—	(13)	(13)
June 30, 2023	$1	$1,341	$1,842	$(213)	$(2,266)	$705	$73	$778

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2021	$1	$1,349	$1,664	$(229)	$(2,269)	$516	$100	$616
Net income (loss)	—	—	22	—	—	22	1	23
Other comprehensive income (loss)	—	—	—	4	—	4	—	4
Stock-based compensation, net	—	(10)	—	—	9	(1)	—	(1)
March 31, 2022	$1	$1,339	$1,686	$(225)	$(2,260)	$541	$101	$642
Net income (loss)	—	—	24	—	—	24	(1)	23
Other comprehensive income (loss)	—	—	—	(40)	—	(40)	(4)	(44)
Stock-based compensation, net	—	6	—	—	1	7	—	7
Dividends to non-controlling interest	—	—	—	—	—	—	(2)	(2)
June 30, 2022	$1	$1,345	$1,710	$(265)	$(2,259)	$532	$94	$626

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

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after June 30, 2023, as further described in Note 14, "Commitments and Contingencies", will be reflected in management's estimates in future periods.

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

Allowance for Doubtful Accounts: The Company establishes an allowance for doubtful accounts for accounts receivable based on the current expected credit loss impairment model (“CECL”). The Company applies a historical loss rate based on historic write-offs by region to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. The allowance for doubtful accounts was $7 million and $5 million as of June 30, 2023 and December 31, 2022, respectively.

NOTE 2. Non-Consolidated Affiliates

Investments in Affiliates

The Company's investments in non-consolidated equity method affiliates include the following:

	June 30,	December 31,
(In millions)	2023	2022
Yanfeng Visteon Investment Co., Ltd. ("YFVIC") (50%)	$14	$25
Limited partnerships	14	13
Other	9	11
Total investments in non-consolidated affiliates	$37	$49

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
The Company's investments in YFVIC consists of the following:

	June 30,	December 31,
(In millions)	2023	2022
Payables due to YFVIC	$11	$38
Exposure to loss in YFVIC:
Investment in YFVIC	$14	$25
Receivables due from YFVIC	23	48
Maximum exposure to loss in YFVIC	$37	$73
A $5 million dividend was declared by a non-consolidated affiliate during the second quarter 2023, recorded as a current asset.
Equity Investments
In 2018, the Company committed to make a $15 million investment in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. As of June 30, 2023, the Company has contributed a total of approximately $11 million toward the aggregate investment commitments. These limited partnerships are classified as equity method investments.

NOTE 3. Restructuring and Impairments
Given the economically-sensitive and highly competitive nature of the automotive electronics industry, the Company continues to closely monitor current market factors and industry trends, taking actions as necessary which may include restructuring actions. However, there can be no assurance that any such actions will be sufficient to fully offset the impact of adverse factors on the Company or its results of operations, financial position and cash flows.

During the six months ended June 30, 2023 and 2022, the Company recorded $2 million and $7 million of restructuring expense primarily related to employee severance, respectively.

Current restructuring actions include the following:

•During the six months ended June 30, 2023, the Company approved and recorded $2 million of restructuring expense primarily in America in order to improve efficiencies and rationalize the Company's footprint. As of June 30, 2023, $2 million remains accrued related to this action.

•During 2022, the Company approved a restructuring plan, primarily impacting Europe, in order to improve efficiencies and rationalize the Company's footprint, including liquidation of operations in Russia. As of June 30, 2023, $1 million remains accrued related to this action.

•During 2021 the Company approved various restructuring programs impacting engineering, administrative, and manufacturing functions to improve efficiency and rationalize the Company’s footprint. As of June 30, 2023, $1 million remains accrued related to these programs.

•During 2020 the Company approved various restructuring programs impacting engineering, administrative and manufacturing functions to improve efficiency and rationalize the Company’s footprint. As of June 30, 2023, $2 million remains accrued related to these programs.

•During prior periods the Company approved various restructuring programs to improve efficiencies which do not relate to the programs described above. As of June 30, 2023, $2 million remains accrued related to these previously announced actions.

•As of June 30, 2023, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its global Interiors business (the "Interiors Divestiture") of $1 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves

The Company’s restructuring reserves and related activity are summarized below.

(In millions)
December 31, 2022	$11
Change in estimate	1
Payments	(3)
March 31, 2023	$9
Expense	2
Change in estimate	(1)
Payments	(1)
June 30, 2023	$9

Impairments

The Company evaluates its long-lived assets for impairment whenever events or circumstances indicate the value of these long-lived asset groups are not recoverable.

During the six months ended June 30, 2022, due to the geopolitical situation in Eastern Europe, the Company elected to close the Russian facility resulting in a non-cash impairment charge of $4 million to fully impair property and equipment and reduce inventory to its net realizable value.

NOTE 4. Inventories
Inventories, net consist of the following components:

	June 30,	December 31,
(In millions)	2023	2022
Raw materials	$257	$291
Work-in-process	35	26
Finished products	37	31
	$329	$348

NOTE 5. Goodwill and Other Intangible Assets

Intangible assets, net are comprised of the following:

		June 30, 2023			December 31, 2022
(In millions)	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Developed technology	10	$40	$(39)	$1	$40	$(39)	$1
Customer related	10	85	(79)	6	88	(77)	11
Capitalized software development	5	50	(19)	31	50	(16)	34
Other	32	17	(11)	6	17	(9)	8
Subtotal		192	(148)	44	195	(141)	54
Indefinite-Lived:
Goodwill		44	—	44	45	—	45
Total		$236	$(148)	$88	$240	$(141)	$99

Capitalized software development consists of software development costs intended for integration into customer products.

NOTE 6. Other Assets

Other current assets are comprised of the following components:

	June 30,	December 31,
(In millions)	2023	2022
Recoverable taxes	$48	$55
Contractually reimbursable engineering costs	32	35
Joint venture receivables	27	49
Prepaid assets and deposits	20	18
China bank notes	—	6
Other	4	4
	$131	$167

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions which are operating in nature. The Company redeemed $158 million and $70 million of China bank notes during the six months ended June 30, 2023 and 2022, respectively. Remaining amounts outstanding at third-party institutions related to sold bank notes will mature by December 31, 2023.

Other non-current assets are comprised of the following components:

	June 30,	December 31,
(In millions)	2023	2022
Deferred tax assets	$42	$42
Contractually reimbursable engineering costs	25	25
Recoverable taxes	11	11
Pension assets	5	4
Derivative financial instruments	3	2
Other	24	20
	$110	$104
Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of $17 million during the remainder of 2023, $28 million in 2024, $10 million in 2025, $1 million in 2026, and $1 million in 2027 and beyond.

NOTE 7. Other Liabilities

Other current liabilities are summarized as follows:

	June 30,	December 31,
(In millions)	2023	2022
Deferred income	$56	$55
Product warranty and recall accruals	44	31
Non-income taxes payable	30	35
Royalty reserves	15	14
Dividends payable	14	1
Joint venture payable	12	39
Income taxes payable	9	22
Restructuring reserves	6	6
Other	36	43
	$222	$246

Other non-current liabilities are summarized as follows:

	June 30,	December 31,
(In millions)	2023	2022
Product warranty and recall accruals	$25	$20
Deferred income	12	14
Income tax reserves	10	7
Restructuring reserves	3	5
Derivative financial instruments	3	2
Other	20	16
	$73	$64

NOTE 8. Debt
The Company’s debt consists of the following:

	June 30,	December 31,
(In millions)	2023	2022
Short-Term Debt:
Current Portion of long-term debt	$18	$13
Short-term borrowings	3	—
	$21	$13

Long-Term Debt:
Term debt facility, net	$327	$336
As of December 31, 2021, the Company's credit agreement ("Credit Agreement") included a $350 million Term Facility maturing March 24, 2024 and a $400 million Revolving Credit Facility.

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

On June 28, 2023, the Company amended the existing Credit Agreement to, among other things, amend certain affirmative and negative covenants.

Short-Term Debt
Terms of the amended credit facility require a quarterly principal payment equal to 1.25% of the original term debt balance. The first required payment was paid during the second quarter of 2023.

As of June 30, 2023, the Company has $3 million in other short-term borrowing, primarily at the Company's subsidiaries. The Company's subsidiaries have access to $130 million of capacity under short-term credit facilities.
Long-Term Debt

The Company has no outstanding borrowings on the Revolving Credit Facility as of June 30, 2023.

Interest on the Term Facility loans and Revolving Credit Facility accrue interest at a rate equal to a SOFR-based rate plus an applicable margin of between 1.00% and 1.75%, as determined by the Company's total gross leverage ratio. The Company can benefit from a 5 basis point decrease to the applicable margin due to a sustainability-linked pricing provision based on the Company's annual performance on reducing GHG emissions.

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

Other

The Company has a $5 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of June 30, 2023 and December 31, 2022. Additionally, the Company had $2 million and $3 million of locally issued bank guarantees and letters of credit as of June 30, 2023 and December 31, 2022, respectively, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 9. Employee Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended June 30, 2023 and 2022 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2023	2022	2023	2022
Costs Recognized in Income:
Pension service (cost):
Service cost	$—	$—	$(1)	$(1)
Pension financing benefits (cost):
Interest cost	$(8)	$(5)	$(2)	$(1)
Expected return on plan assets	10	10	2	2
Amortization of losses and other	—	—	—	(1)
Total pension financing benefits:	2	5	—	—

Net pension benefit (cost)	$2	$5	$(1)	$(1)
The Company's net periodic benefit costs for all defined benefit plans for the six month periods ended June 30, 2023 and 2022 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2023	2022	2023	2022
Costs Recognized in Income:
Pension service (cost):
Service cost	$—	$—	$(1)	$(1)
Pension financing benefits (costs):
Interest cost	$(16)	$(10)	$(4)	$(3)
Expected return on plan assets	20	20	4	4
Amortization of losses and other	1	—	—	(1)
Total pension financing benefits:	5	10	—	—

Net pension benefit (cost)	$5	$10	$(1)	$(1)
Pension financing benefits are classified as Other income (expense), net on the Company's condensed consolidated statements of comprehensive income.
During the six months ended June 30, 2023, cash contributions to the Company's defined benefit plans were $3 million related to its non-U.S. plans. The Company estimates that total cash contributions to its non-U.S. defined benefit pension plans during 2023 will be $5 million.

NOTE 10. Income Taxes
During the six-month period ended June 30, 2023, the Company recorded a provision for income tax of $27 million which reflects income tax expense in countries where the Company is profitable, accrued withholding taxes, and the inability to record a tax benefit for pretax losses and/or recognize expense for pretax income in certain jurisdictions, including the United States ("U.S."), due to valuation allowances. Pre-tax losses in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $20 million and $13 million for the six month periods ended June 30, 2023 and 2022, respectively, resulting in an increase in the Company's effective tax rate.

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

The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. Based on the Company’s current assessment, it is possible that sufficient positive evidence may be available to support the release of all, or a portion, of its U.S. valuation allowance within the next year. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

During the second quarter of 2023, the Company recorded a $3 million increase in tax expense related to uncertain tax positions attributable to transfer pricing as a result of new information from discussions with foreign tax authorities. The long-term portion of uncertain income tax positions (including interest) of $10 million is included in other non-current liabilities on the condensed consolidated balance sheet, while $5 million is reflected as a reduction of a deferred tax assets included in Other non-current assets on the condensed consolidated balance sheet. Outstanding income tax refund claims related primarily to India and Brazil jurisdictions, total $7 million as of June 30, 2023, and are included in other non-current assets on the condensed consolidated balance sheets.

NOTE 11. Stockholders’ Equity and Non-controlling Interests
Non-Controlling Interests
The Company's non-controlling interests are as follows:

	June 30,	December 31,
(In millions)	2023	2022
Shanghai Visteon Automotive Electronics, Co., Ltd.	$47	$45
Yanfeng Visteon Automotive Electronics Co., Ltd.	10	37
Changchun Visteon FAWAY Automotive Electronics, Co., Ltd.	14	15
Other	2	2
	$73	$99

Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Changes in AOCI:
Beginning balance	$(197)	$(225)	$(213)	$(229)
Other comprehensive income (loss) before reclassification, net of tax	(19)	(41)	(4)	(37)
Amounts reclassified from AOCI	3	1	4	1
Ending balance	$(213)	$(265)	$(213)	$(265)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(189)	$(156)	$(210)	$(149)
Other comprehensive income (loss) before reclassification, net of tax (a)	(19)	(50)	2	(57)
Ending balance	(208)	(206)	(208)	(206)
Net investment hedge
Beginning balance	11	10	12	4
Other comprehensive income (loss) before reclassification, net of tax (a)	(2)	7	(3)	15
Amounts reclassified from AOCI	—	1	—	(1)
Ending balance	9	18	9	18
Benefit plans
Beginning balance	(26)	(80)	(25)	(81)
Other comprehensive income (loss) before reclassification, net of tax (b)	—	1	—	1
Amounts reclassified from AOCI	—	—	(1)	1
Ending balance	(26)	(79)	(26)	(79)
Unrealized hedging gain (loss)
Beginning balance	7	1	10	(3)
Other comprehensive income (loss) before reclassification, net of tax (c)	2	1	(3)	4
Amounts reclassified from AOCI	3	—	5	1
Ending balance	12	2	12	2
Total AOCI	$(213)	$(265)	$(213)	$(265)
(a) There were no income tax effects for either period due to the valuation allowance.
(b) Net tax expense was less than $1 million related to benefit plans for the three and six months ended June 30, 2023 and 2022.
(c) There were no income tax effects related to unrealized hedging gain (loss) for either period due to the valuation allowance.

Share Repurchase Program

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. As of June 30, 2023, the Company has purchased 211,779 shares at an average price of $141.66 related to this program.

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

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Visteon	$20	$24	$54	$46
Denominator:
Average common stock outstanding - basic	28.3	28.1	28.3	28.1
Dilutive effect of performance based share units and other	0.4	0.3	0.4	0.4
Diluted shares	28.7	28.4	28.7	28.5
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon	$0.71	$0.85	$1.91	$1.64

Diluted earnings (loss) per share attributable to Visteon:	$0.70	$0.85	$1.88	$1.61

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

Items Measured at Fair Value on a Recurring Basis
The Company is exposed to various market risks including, but not limited to, changes in foreign currency exchange rates and market interest rates. The Company manages these risks, in part, through the use of derivative financial instruments. The use of derivative financial instruments creates exposure to credit loss in the event of nonperformance by the counterparty to the derivative financial instruments. The Company limits this exposure by entering into agreements including master netting arrangements directly with a variety of major highly rated financial institutions that are expected to fully satisfy their obligations under the contracts. Additionally, the Company’s ability to utilize derivatives to manage risks is dependent on credit and market conditions. The Company presents its derivative positions and any related material collateral under master netting arrangements that provide for the net settlement of contracts, by counterparty, in the event of default or termination. There is no cash collateral on any of these derivatives.
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
During 2022, the Company terminated existing cross currency swaps and received $9 million upon settlement. Subsequently, the Company executed new cross-currency swap transactions. As of June 30, 2023, the Company had cross-currency swaps with aggregate notional amounts of $200 million intended to mitigate the variability of U.S. dollar value investment in certain of its non-U.S. entities. These swaps are designated as net investment hedges. There was no ineffectiveness associated with such derivatives as of June 30, 2023, and the fair value of these derivatives is a non-current liability of $12 million. As of June 30, 2023, a gain of approximately $3 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

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
During 2022, the Company terminated existing interest rate swaps and received less than $1 million upon settlement. Subsequently, the Company executed new interest rate swap instruments. As of June 30, 2023, the Company had interest rate swaps with aggregate notional amounts of $250 million. The fair value of these derivatives is a non-current asset of $12 million as of June 30, 2023. As of June 30, 2023, a loss of approximately $6 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next twelve months.

As of December 31, 2022, the fair value of these derivatives is an non-current asset of $10 million.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the three and six months ended June 30, 2023 and 2022 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)		Recorded in (Income) Loss
(In millions)	2023	2022	2023	2022	2023	2022
Three months ended June 30,
Foreign currency risk - Cost of sales:
Foreign currency derivative	$—	$—	$—	$—	$—	$—
Interest rate risk - Interest expense, net:
Interest rate swaps	2	1	(3)	—	—	—
Net investment hedges	(2)	7	—	(1)	—	—
	$—	$8	$(3)	$(1)	$—	$—
Six months ended June 30,
Foreign currency risk - Cost of sales:
Foreign currency derivative	$—	$—	$—	$—	$—	$3
Interest rate risk - Interest expense, net:
Interest rate swaps	(3)	4	(5)	(1)	—	—
Net investment hedges	(3)	15	—	1	—	—
	$(6)	$19	$(5)	$—	$—	$3
Items Not Carried at Fair Value
The Company's fair value of debt was $337 million and $336 million as of June 30, 2023 and December 31, 2022, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2 in the fair value hierarchy.
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
The Company's credit risk with any single customer does not exceed ten percent of total accounts receivable except for Ford and GM and their affiliates. Ford represents 18% and 16% of the Company's balance as of June 30, 2023 and December 31, 2022, respectively. GM represents 13% and 9% of the Company's balance as of June 30, 2023 and December 31, 2022, respectively.

NOTE 14. Commitments and Contingencies
Litigation and Claims
In 2003, the Local Development Finance Authority of the Charter Township of Van Buren, Michigan issued approximately $28 million in bonds finally maturing in 2032, the proceeds of which were used at least in part to assist in the development of the Company’s U.S. headquarters located in the Township. During January 2010, the Company and the Township entered into a settlement agreement (the “Settlement Agreement”) that, among other things, reduced the taxable value of the headquarters property to current market value and also provided that the Company would negotiate in good faith with the Township if the property tax payments were inadequate to permit the Township to meet its payment obligations with respect to the bonds. On

December 9, 2019, the Township commenced litigation against the Company in Michigan’s Wayne County Circuit Court. On June 27, 2023, Visteon and the Township entered into a Settlement and Mutual Release Agreement pursuant to which Visteon, without admitting wrongdoing, will pay the Township $12 million. Payment will be made in two installments on July 3, 2023 and July 1, 2024, classified as current and non-current liabilities, respectively. The litigation commenced in Michigan’s Wayne County Circuit Court and has been dismissed with prejudice.
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
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. The Company maintained accruals of $9 million for claims aggregating $55 million in Brazil as of June 30, 2023. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
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
Guarantees and Commitments
As part of 2015 divestitures involving the Company's former climate and interiors businesses, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of June 30, 2023, the Company has $2 million and $2 million of outstanding guarantees, related to the divested Climate and Interiors entities, respectively. The guarantees represent the maximum potential amount that the Company could be required to pay under the guarantees in the event of default by the guaranteed parties. The guarantees will generally cease upon expiration of current lease agreement which expire in 2026 and 2024 for the Climate and Interiors entities, respectively.

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
The following table provides a rollforward of changes in the product warranty and recall claims liability:

	Six Months Ended June 30,
(In millions)	2023	2022
Beginning balance	$51	$50
Provisions	25	7
Changes in estimates	—	3
Currency/other	—	(3)
Settlements	(7)	(10)
Ending balance	$69	$47

The Company has recorded $15 million of expense during the second quarter of 2023 related to a recall campaign for certain vehicles involving instrument panel clusters manufactured by the Company. The cause for the instrument panel cluster failures was resolved by the Company in April 2023 and the recall relates to certain parts shipped prior to that time. The amount recorded represents the Company’s best estimate and the ultimate resolution of these matters could have a further negative effect on the Company's financial position, results of operations, and cash flow.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraphs where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of June 30, 2023 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 15. Revenue Recognition and Geographical Information

Financial Information by Geographic Region

Disaggregated net sales by geographical market and product lines is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Geographical Markets
Europe	$330	$311	$676	$594
Americas	292	281	568	520
China Domestic	152	109	280	251
China Export	88	46	171	94
Other Asia-Pacific	161	130	338	264
Eliminations	(40)	(29)	(83)	(57)
	$983	$848	$1,950	$1,666

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2023	2022	2023	2022
Product Lines
Instrument clusters	$477	$415	$951	$804
Infotainment	126	106	261	216
Cockpit domain controller	138	101	251	183
Information displays	90	121	187	254
Body and electrification electronics	72	40	143	76
Other	80	65	157	133
	$983	$848	$1,950	$1,666

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

•Enhance Shareholder Returns While Maintaining a Strong Balance Sheet - The Company has continued to maintain a strong balance sheet to withstand near-term industry volatility while providing a foundation for future growth and shareholder returns. The Company has also returned approximately $3.3 billion to shareholders since 2015. In March 2023, the Company announced a $300 million share repurchase program maturing at the end of 2026. The Company repurchased $30 million of Company common stock during the second quarter of 2023 as part of this program.

Financial Results

The pie charts below highlight the net sales breakdown for Visteon for the three and six months ended June 30, 2023.
Three Months Ended June 30, 2023
Six Months Ended June 30, 2023
*Regional net sales are based on the geographic region where sales originate and not where customer is located (excludes inter-regional eliminations).
Global Automotive Market Conditions and Production Levels
For the last few years, the industry has been negatively impacted by the COVID-19 pandemic, worldwide semiconductor and other supply related shortages, and increased geopolitical challenges. Industry vehicle volumes increased in 2022 and are forecasted to increase again in 2023 as the worldwide semiconductor and other supply related shortages have eased. However, industry production volumes remain well below recent industry production levels that peaked in 2017 and risks related to vehicle affordability, economic uncertainty, and potential geopolitical challenges create ongoing uncertainties. The magnitude of the impact on the financial statements, results of operations, and cash flows will depend on the evolution of the semiconductor supply shortage, plant production schedules, supply chain impacts, and global economic impacts.

Results of Operations - Three Months Ended June 30, 2023 and 2022
The Company's consolidated results of operations for the three months ended June 30, 2023 and 2022 were as follows:

	Three Months Ended June 30,
(In millions)	2023	2022	Change
Net sales	$983	$848	$135
Cost of sales	(879)	(774)	(105)
Gross margin	104	74	30
Selling, general and administrative expenses	(52)	(43)	(9)
Restructuring and impairment	(1)	(4)	3
Interest expense, net	(3)	(3)	—
Equity in net income of non-consolidated affiliates	(2)	1	(3)
Other income (expense), net	(10)	5	(15)
Provision for income taxes	(13)	(7)	(6)
Net income (loss)	23	23	—
Less: Net (income) loss attributable to non-controlling interests	(3)	1	(4)
Net income (loss) attributable to Visteon Corporation	$20	$24	$(4)
Adjusted EBITDA*	$90	$79	$11
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Three months ended June 30, 2022	$848	$(774)	$74
Volume, mix, and net new business	223	(169)	54
Currency	(18)	6	(12)
Customer pricing	(75)	—	(75)
Engineering costs, net *	—	(21)	(21)
Cost performance, design changes and other	5	79	84
Three months ended June 30, 2023	$983	$(879)	$104
*Excludes the impact of currency.
Net sales for the three months ended June 30, 2023 totaled $983 million, representing an increase of $135 million compared with the same period of 2022. Volumes and net new business increased net sales by $223 million due to increases in customer production and continued market outperformance as a result of recent product launches. Unfavorable currency decreased net sales by $18 million, primarily attributable to the euro, Chinese renminbi, and Japanese yen. Customer pricing decreased net sales by $75 million primarily as a result of lower semiconductor open market purchases and associated customer recoveries due to improving supply chain dynamics related to the worldwide semiconductor supply shortage. Other cost performance, primarily related to design changes, increased sales by $5 million.
Cost of sales increased by $105 million for the three months ended June 30, 2023 compared with the same period in 2022. Volume, mix and net new business increased cost of sales by $169 million. Foreign currency decreased cost of sales by $6 million, primarily attributable to the euro and Japanese yen. Net engineering costs, excluding currency, increased cost of sales by $21 million. Favorable cost performance, design changes, and other decreased cost of sales by $79 million primarily due to improving supply chain and material cost impacts associated with the worldwide semiconductor supply shortage as well as manufacturing efficiencies, partially offset by a charge of $15 million related to a product recall with one of our customers.

A summary of net engineering costs is shown below:

	Three Months Ended June 30,
(In millions)	2023	2022
Gross engineering costs	$(91)	$(81)
Engineering recoveries	29	40
Engineering costs, net	$(62)	$(41)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $62 million for the three months ended June 30, 2023, including the impacts of currency, were $21 million higher than the same period of 2022. This increase is primarily related to further investments in engineering, inflation as well as the timing of engineering recoveries.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $52 million and $43 million, during the three months ended June 30, 2023 and 2022, respectively. The increase is primarily due to increased personnel costs and reserves for bad debt.

Restructuring and impairment
During the three months ended June 30, 2023 and 2022, the Company recorded $1 million and $2 million of restructuring expense primarily related to employee severance, respectively.

Interest Expense, Net

Interest expense, net, for each of the three months ended June 30, 2023 and 2022 was $3 million. Interest expense for these periods is primarily related to the borrowings on the Company's term debt facility.
Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was a loss of $2 million and income of $1 million for the three months ended June 30, 2023 and 2022, respectively. The decrease in income is primarily due to various operational and non-operational charges incurred at an affiliate.

Other Income (Expense), Net

Other expense, net was $10 million for the three-month period ending June 30, 2023 was primarily related to a litigation settlement expense partially offset by net pension financing benefits.

Other income of $5 million for the three-month period ending June 30, 2022 was primarily related to net pension financing benefits.

Income Taxes

The Company's provision for income taxes of $13 million for the three months ended June 30, 2023 represents an increase of $6 million compared with $7 million in the same period of 2022. The increase in tax expense is primarily attributable to the overall increase in pre-tax income, including changes in the mix of earnings and differing tax rates between jurisdictions as well as withholding taxes, and $3 million related to uncertain tax positions attributable to transfer pricing following new discussions with foreign tax authorities.

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

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the three months ended June 30, 2023 and 2022, is as follows:

	Three Months Ended June 30,
(In millions)	2023	2022	Change
Net income (loss) attributable to Visteon Corporation	$20	$24	$(4)
Depreciation and amortization	26	25	1
Non-cash, stock-based compensation expense	9	8	1
Provision for income taxes	13	7	6
Restructuring and impairment expense	1	4	(3)
Interest expense, net	3	3	—
Net income attributable to non-controlling interests	3	(1)	4
Equity in net income of non-consolidated affiliates	2	(1)	3
Other	13	10	3
Adjusted EBITDA	$90	$79	$11
Adjusted EBITDA was $90 million for the three months ended June 30, 2023, representing an increase of $11 million when compared to $79 million for the same period of 2022. Favorable volumes and mix increased Adjusted EBITDA by $54 million. Foreign currency decreased Adjusted EBITDA by $12 million, primarily attributable to the euro, Mexican peso, and Japanese yen. Net engineering costs, excluding currency, decreased Adjusted EBITDA by $20 million. Customer pricing decreased Adjusted EBITDA by $75 million primarily as a result of lower semiconductor open market purchases and associated customer recoveries due to improving supply chain dynamics related to the worldwide semiconductor supply shortage. Other cost performance increased Adjusted EBITDA by $67 million primarily related to design changes and improved supply chain dynamics related to the worldwide semiconductor supply shortage as well as manufacturing efficiencies, partially offset by a charge of $15 million related to a product recall with one of our customers.

Results of Operations - Six Months Ended June 30, 2023 and 2022
The Company's consolidated results of operations for the six months ended June 30, 2023 and 2022 were as follows:

	Six Months Ended June 30,
(In millions)	2023	2022	Change
Net sales	$1,950	$1,666	$284
Cost of sales	(1,736)	(1,516)	(220)
Gross margin	214	150	64
Selling, general and administrative expenses	(104)	(87)	(17)
Restructuring and impairment	(2)	(11)	9
Interest expense, net	(6)	(5)	(1)
Equity in net income of non-consolidated affiliates	(7)	4	(11)
Other income (expense), net	(7)	10	(17)
Provision for income taxes	(27)	(15)	(12)
Net income (loss)	61	46	15
Less: Net (income) loss attributable to non-controlling interests	(7)	—	(7)
Net income (loss) attributable to Visteon Corporation	$54	$46	$8
Adjusted EBITDA*	$189	$150	$39
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Six Months Ended June 30, 2022	$1,666	$(1,516)	$150
Volume, mix, and net new business	403	(306)	97
Currency	(49)	26	(23)
Customer pricing	(60)	—	(60)
Engineering costs, net *	—	(32)	(32)
Cost performance, design changes and other	(10)	92	82
Six Months Ended June 30, 2023	$1,950	$(1,736)	$214
*Excludes the impact of currency.
Net sales for the six months ended June 30, 2023 totaled $1,950 million, representing an increase of $284 million compared with the same period of 2022. Volumes and net new business increased net sales by $403 million due to increases in customer production and continued market outperformance as a result of recent product launches. Unfavorable currency decreased net sales by $49 million, primarily attributable to the euro, Chinese renminbi, and Japanese yen. Customer pricing decreased net sales by $60 million primarily related to lower semiconductor open market purchases and associated customer recoveries due to improving supply chain dynamics related to the worldwide semiconductor supply shortage. Other cost performance, primarily related to design changes, reduced sales by $10 million.
Cost of sales increased by $220 million for the six months ended June 30, 2023 compared with the same period in 2022. Volume, mix, and net new business increased cost of sales by $306 million. Foreign currency decreased cost of sales by $26 million, primarily attributable to the euro, Chinese renminbi, and Japanese yen. Net engineering costs, excluding currency, increased cost of sales by $32 million. Favorable cost performance, design changes and other decreased cost of sales by $92 million primarily due to reduced supply chain and material cost impacts associated with the worldwide semiconductor supply shortage as well as manufacturing efficiencies, partially offset by a charge of $15 million related to a product recall with one of our customers.

A summary of net engineering costs is shown below:

	Six Months Ended June 30,
(In millions)	2023	2022
Gross engineering costs	$(174)	$(162)
Engineering recoveries	56	73
Engineering costs, net	$(118)	$(89)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $118 million for the six months ended June 30, 2023, including the impacts of currency, were $29 million higher than the same period of 2022. This increase is primarily related to further investments in engineering, inflation as well as the timing of engineering recoveries.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $104 million and $87 million for the six months ended June 30, 2023 and 2022, respectively. The increase is primarily due to increased personnel costs, investments in IT as well as reserves for bad debt.

Restructuring and impairment
During the six months ended June 30, 2023 and 2022, the Company recorded $2 million and $7 million of restructuring expense, primarily related to employee severance, respectively.

Due to the geopolitical situation in Eastern Europe, the Company elected to close the Russian facility resulting in a 2022 non-cash impairment charge of $4 million to fully impair property and equipment and reduce inventory to its net realizable value.

Interest Expense, Net

Interest expense, net, for the six months ended June 30, 2023 and 2022 was $6 million and $5 million, respectively. Interest expense for these periods is primarily related to the borrowings on the Company's term debt facility.
Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was a loss of $7 million and income of $4 million for the six months ended June 30, 2023 and 2022, respectively. The decrease in income is primarily due to various operational and non-operational charges incurred at an affiliate.

Other Income (Expense), Net

Other expense, net was $7 million for the six-month period ending June 30, 2023 due to a litigation settlement partially offset by net pension financing benefits.

Other income was $10 million for the six-month period ending June 30, 2022 primarily due to net pension financing benefits.

Income Taxes

The Company's provision for income taxes of $27 million for the six months ended June 30, 2023 represents an increase of $12 million compared with $15 million in the same period of 2022. The increase in tax expense is primarily attributable to the overall increase in pre-tax income, including changes in the mix of earnings and differing tax rates between jurisdictions as well as withholding taxes, and $3 million related to uncertain tax positions attributable to transfer pricing following new discussions with foreign tax authorities.

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

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the six months ended June 30, 2023 and 2022, is as follows:

	Six Months Ended June 30,
(In millions)	2023	2022	Change
Net income (loss) attributable to Visteon Corporation	$54	$46	$8
Depreciation and amortization	55	52	3
Provision for income taxes	27	15	12
Non-cash, stock-based compensation expense	17	13	4
Interest expense, net	6	5	1
Net income (loss) attributable to non-controlling interests	7	—	7
Restructuring and impairment expense	2	11	(9)
Equity in net income of non-consolidated affiliates	7	(4)	11
Other	14	12	2
Adjusted EBITDA	$189	$150	$39

Adjusted EBITDA was $189 million for the six months ended June 30, 2023, representing an increase of $39 million when compared to $150 million for the same period of 2022. Favorable volumes and mix increased Adjusted EBITDA by $97 million. Foreign currency decreased Adjusted EBITDA by $21 million, primarily attributable to the euro, Mexican peso, and Japanese yen. Net engineering costs, excluding currency, decreased Adjusted EBITDA by $30 million. Customer pricing decreased Adjusted EBITDA by $60 million, primarily as a result of lower semiconductor open market purchases and associated customer recoveries due to improving supply chain dynamics related to the worldwide semiconductor supply shortage. Other cost performance increased Adjusted EBITDA by $54 million, primarily due to reduced supply chain and material cost impacts associated with the worldwide semiconductor supply shortage as well as manufacturing efficiencies, partially offset by a charge of $15 million related to a product recall with one of our customers.
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

Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of June 30, 2023, the Company’s corporate credit rating is Ba3 and BB- by Moody’s and Standard & Poor’s, respectively. See Note 8, "Debt" for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which may be utilized by the Company's local subsidiaries and consolidated joint ventures, had availability of $130 million and the Company had $400 million of available credit under the revolving credit facility, as of June 30, 2023.
Cash Balances
As of June 30, 2023, the Company had total cash and cash equivalents of $459 million, including $4 million of restricted cash. Cash balances totaling $321 million were located in jurisdictions outside of the United States, of which approximately $40 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017. However, the Company would be required to accrue additional tax expense primarily related to foreign withholding taxes.
Other Items Affecting Liquidity
During the six months ended June 30, 2023, cash contributions to the Company's defined benefit plans were $3 million related to its non-U.S. plans. The Company estimates that total cash contributions to its non-U.S. defined benefit pension plans during 2023 will be $5 million.

During the six months ended June 30, 2023, the Company paid $4 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is included in Note 3, "Restructuring and Impairments." The Company estimates that total cash restructuring payments during the next twelve months will be approximately $6 million.

The Company committed to make a $15 million investment in two funds managed by venture capital firms principally focused on the automotive sector pursuant to limited partnership agreements. As of June 30, 2023, the Company contributed $11 million toward the aggregate investment commitments. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount.

The Company may be required to make significant cash outlays related to its unrecognized tax benefits, including interest and penalties. As of June 30, 2023, the Company had unrecognized tax benefits, including interest and penalties, that would be expected to result in a cash outlay of $10 million. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the period of cash settlement, if any, with the respective taxing authorities.

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. As of June 30, 2023, the Company has purchased 211,779 shares at an average price of $141.66.

Cash Flows
Operating Activities
The Company benefited from $42 million of cash inflows from operating activities during the six months ended June 30, 2023, representing decreased usage of $114 million as compared to prior year. The increase in cash from operations during 2023 is primarily attributable to higher Adjusted EBITDA of $39 million and improved working capital usage of $59 million, primarily related to customer collections and improved inventory management. These increases are primary offset by increased cash tax payments.

Investing Activities
Net cash used by investing activities during the six months ended June 30, 2023 totaled $49 million, representing $18 million of increased usage as compared to the same period in 2022. This increase in cash from investing activities is primarily due increased capital expenditures of $15 million.
Financing Activities
Cash used by financing activities during the six months ended June 30, 2023 was $57 million, representing a $53 million increase as compared to the same period in 2022. This increase is primarily attributable to dividends paid to non-controlling interest of $15 million and repurchases of common stock of $30 million during the six months ended June 30, 2023.

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

Forward-Looking Statements
Certain statements contained or incorporated in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute “Forward- Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. These statements reflect the Company’s current views with respect to future events and are based on assumptions and estimates, which are subject to risks and uncertainties. Accordingly, undue reliance should not be placed on these forward-looking statements. Also, these forward-looking statements represent the Company’s estimates and assumptions only as of the date of this report. The Company does not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made and qualifies all of its forward-looking statements by these cautionary statements.

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
Foreign Currency Risk
The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated supplier payments, debt and other payables, subsidiary dividends, investments in subsidiaries, and anticipated foreign currency denominated transaction proceeds. The Company may utilize derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to reduce the impact to the Company's cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically, and any natural offsets are considered prior to entering into a derivative financial instrument.

In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars. The Company does not enter into currency exchange rate contracts to mitigate this exposure.
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be $21 million for currency derivative financial instruments as of June 30, 2023 and December 31, 2022. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
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

As of June 30, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II
Other Information

Item 1.    Legal Proceedings

See the information above under Note 14, "Commitments and Contingencies," to the condensed consolidated financial statements which is incorporated herein by reference.

Item 1A.Risk Factors
The Company is supplementing the risk factors describe under "Item 1A. Risk Factors" in its Annual Report on Form 10-K for the year ended December 31, 2022, with the additional risk factors set forth below, which supplement, and to the extent inconsistent, supersedes such risk factors.

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

On July 3, 2023, the Company experienced a disruption of certain IT services and assets at its third-party data center provider that resulted in some IT services experiencing interruptions and loss of data. Operations were not significantly impacted. The Company continues to work to restore the affected services and assets. There can be no guarantee that all information will be recovered, which may result in additional costs and inefficiencies.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the second quarter of 2023.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 to April 30, 2023	—	—	—	—
May 1 to May 31, 2023	—	—	—	—
June 1 to June 30, 2023	211,779	141.66	211,779	270
Total	211,779	141.66	211,779	270

(1) The Company does not include shares surrendered to pay taxes incurred upon exercises of stock options for purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q.

Item 6.Exhibits
The exhibits listed on the "Exhibit Index" on Page 38 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
10.1	Amendment No. 7 to Credit Agreement
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated August 3, 2023.
31.2	Rule 13a-14(a) Certification of Senior Vice President, Chief Financial Officer dated August 3, 2023.
32.1	Section 1350 Certification of Chief Executive Officer dated August 3, 2023.
32.2	Section 1350 Certification of Senior Vice President, Chief Financial Officer dated August 3, 2023.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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
Date: August 3, 2023