Form 10-Q
period 2023-09-30
VISTEON CORP
filed 2023-10-26
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No ☐
As of October 19, 2023, the registrant had outstanding 27,811,203 shares of common stock.
Exhibit index located on page number 39.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.Condensed Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net sales	$1,014	$1,026	$2,964	$2,692
Cost of sales	(871)	(922)	(2,607)	(2,438)
Gross margin	143	104	357	254
Selling, general and administrative expenses	(52)	(47)	(156)	(134)
Restructuring and impairment	—	(1)	(2)	(12)
Interest expense	(4)	(3)	(13)	(10)
Interest income	3	1	6	3
Equity in net (loss) income of non-consolidated affiliates	(1)	(1)	(8)	3
Other income (expense), net	3	5	(4)	15
Income (loss) before income taxes	92	58	180	119
Provision for income taxes	(21)	(9)	(48)	(24)
Net income (loss)	71	49	132	95
Less: Net (income) loss attributable to non-controlling interests	(5)	(5)	(12)	(5)
Net income (loss) attributable to Visteon Corporation	$66	$44	$120	$90

Comprehensive income (loss)	$58	$15	$114	$21
Less: Comprehensive (income) loss attributable to non-controlling interests	(4)	—	(6)	4
Comprehensive income (loss) attributable to Visteon Corporation	$54	$15	$108	$25

Basic earnings (loss) per share attributable to Visteon Corporation	$2.35	$1.57	$4.26	$3.20

Diluted earnings (loss) per share attributable to Visteon Corporation	$2.32	$1.54	$4.20	$3.16

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	(Unaudited)
	September 30,	December 31,
	2023	2022
ASSETS
Cash and equivalents	$481	$520
Restricted cash	4	3
Accounts receivable, net	679	672
Inventories, net	318	348
Other current assets	140	167
Total current assets	1,622	1,710
Property and equipment, net	377	364
Intangible assets, net	83	99
Right-of-use assets	115	124
Investments in non-consolidated affiliates	36	49
Other non-current assets	124	104
Total assets	$2,357	$2,450
LIABILITIES AND EQUITY
Short-term debt	$18	$13
Accounts payable	595	657
Accrued employee liabilities	86	90
Current lease liability	30	29
Other current liabilities	219	246
Total current liabilities	948	1,035
Long-term debt, net	323	336
Employee benefits	104	115
Non-current lease liability	87	99
Deferred tax liabilities	30	27
Other non-current liabilities	64	64
Stockholders’ equity:
Preferred stock (par value 0.01, 50 million shares authorized, none outstanding as of September 30, 2023 and December 31, 2022)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 27.9 and 28.2 million shares outstanding as of September 30, 2023 and December 31, 2022, respectively)	1	1
Additional paid-in capital	1,349	1,352
Retained earnings	1,908	1,788
Accumulated other comprehensive loss	(225)	(213)
Treasury stock	(2,309)	(2,253)
Total Visteon Corporation stockholders’ equity	724	675
Non-controlling interests	77	99
Total equity	801	774
Total liabilities and equity	$2,357	$2,450

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Operating Activities
Net income (loss)	$132	$95
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	79	79
Non-cash stock-based compensation	26	19
Equity in net loss (income) of non-consolidated affiliates, net of dividends remitted	8	—
Impairments	—	4
Other non-cash items	(3)	(2)
Changes in assets and liabilities:
Accounts receivable	(19)	(244)
Inventories	23	(112)
Accounts payable	(54)	173
Other assets and other liabilities	(23)	(10)
Net cash provided from operating activities	169	2
Investing Activities
Capital expenditures, including intangibles	(82)	(54)
Contributions to equity method investments	(1)	(1)
Settlement of derivative contracts	—	9
Other	3	2
Net cash used by investing activities	(80)	(44)
Financing Activities
Borrowings on term debt facility	—	350
Payments on term debt facility	—	(350)
Short-term debt, net	—	(4)
Principal repayment of term debt facility	(8)	—
Dividends to non-controlling interests	(27)	—
Repurchase of common stock	(76)	—
Stock based compensation tax withholding payments	(16)	—
Proceeds from the exercise of stock options	8	—
Other	—	(3)
Net cash used by financing activities	(119)	(7)
Effect of exchange rate changes on cash	(8)	(41)
Net decrease in cash, equivalents, and restricted cash	(38)	(90)
Cash, equivalents, and restricted cash at beginning of the period	523	455
Cash, equivalents, and restricted cash at end of the period	$485	$365

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2022	$1	$1,352	$1,788	$(213)	$(2,253)	$675	$99	$774
Net income (loss)	—	—	34	—	—	34	4	38
Other comprehensive income (loss)	—	—	—	16	—	16	(1)	15
Stock-based compensation, net	—	(18)	—	—	13	(5)	—	(5)
Dividends to non-controlling interest	—	—	—	—	—	—	(15)	(15)
March 31, 2023	$1	$1,334	$1,822	$(197)	$(2,240)	$720	$87	$807
Net income (loss)	—	—	20	—	—	20	3	23
Other comprehensive income (loss)	—	—	—	(16)	—	(16)	(4)	(20)
Stock-based compensation, net	—	7	—	—	4	11	—	11
Share repurchase	—	—	—	—	(30)	(30)	—	(30)
Dividends to non-controlling interest	—	—	—	—	—	—	(13)	(13)
June 30, 2023	$1	$1,341	$1,842	$(213)	$(2,266)	$705	$73	$778
Net income (loss)	—	—	66	—	—	66	5	71
Other comprehensive income (loss)	—	—	—	(12)	—	(12)	(1)	(13)
Stock-based compensation, net	—	8	—	—	3	11	—	11
Share repurchase	—	—	—	—	(46)	(46)	—	(46)
September 30, 2023	$1	$1,349	$1,908	$(225)	$(2,309)	$724	$77	$801

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2021	$1	$1,349	$1,664	$(229)	$(2,269)	$516	$100	$616
Net income (loss)	—	—	22	—	—	22	1	23
Other comprehensive income (loss)	—	—	—	4	—	4	—	4
Stock-based compensation, net	—	(10)	—	—	9	(1)	—	(1)
March 31, 2022	$1	$1,339	$1,686	$(225)	$(2,260)	$541	$101	$642
Net income (loss)	—	—	24	—	—	24	(1)	23
Other comprehensive income (loss)	—	—	—	(40)	—	(40)	(4)	(44)
Stock-based compensation, net	—	6	—	—	1	7	—	7
Dividends payable	—	—	—	—	—	—	(2)	(2)
June 30, 2022	$1	$1,345	$1,710	$(265)	$(2,259)	$532	$94	$626
Net income (loss)	—	—	44	—	—	44	5	49
Other comprehensive income (loss)	—	—	—	(29)	—	(29)	(5)	(34)
Stock-based compensation, net	—	6	—	—	2	8	—	8
September 30, 2022	$1	$1,351	$1,754	$(294)	$(2,257)	$555	$94	$649

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

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after September 30, 2023 will be reflected in management's estimates in future periods.

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

Allowance for Doubtful Accounts: The Company establishes an allowance for doubtful accounts for accounts receivable based on the current expected credit loss impairment model (“CECL”). The Company applies a historical loss rate based on historic write-offs by region to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. The allowance for doubtful accounts was $8 million and $5 million as of September 30, 2023 and December 31, 2022, respectively.

Accounting Pronouncements Not Yet Adopted

Business Combinations - Joint Venture - In August 2023, the FASB issued ASU 2023-05, "Joint Venture Formation (Subtopic 805-60) - Recognition and initial measurement." to provide decision-useful information to investors and other allocators of capital (collectively, investors) in a joint venture’s financial statements and to create consistency in presentation. The amendments in this ASU are effective for fiscal years beginning after January 1, 2025 and interim periods within those fiscal years. The Company is currently evaluating the impacts of the provisions of ASU 2023-05.

Disclosure Improvements - In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements (Release No. 33-10532)." The amendments in this update modify the disclosure or presentation requirements of a variety of topics in the codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. The amendments in this ASU are effective for the interim period June 30, 2027. The Company is currently evaluating the impacts of the provisions of ASU 2023-06.

NOTE 2. Non-Consolidated Affiliates

Investments in Affiliates

The Company's investments in non-consolidated equity method affiliates include the following:

	September 30,	December 31,
(In millions)	2023	2022
Yanfeng Visteon Investment Co., Ltd. ("YFVIC") (50%)	$11	$25
Limited partnerships	14	13
Other	11	11
Total investments in non-consolidated affiliates	$36	$49

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
The Company's investments in YFVIC consists of the following:

	September 30,	December 31,
(In millions)	2023	2022
Payables due to YFVIC	$20	$38
Exposure to loss in YFVIC:
Investment in YFVIC	$11	$25
Receivables due from YFVIC	22	48
Maximum exposure to loss in YFVIC	$33	$73
A $5 million dividend was declared by a non-consolidated affiliate during the second quarter 2023, which is recorded as a current asset as of September 30, 2023.
The Company recorded a $9 million settlement charge related to a one-time contract dispute with a joint venture partner during the second quarter of 2022. This charge is recorded within Cost of Sales.
Equity Investments
In 2018, the Company committed to make a $15 million investment in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. As of September 30, 2023, the Company has contributed a total of approximately $12 million toward the aggregate investment commitments. These limited partnerships are classified as equity method investments.

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

During the nine months ended September 30, 2023 and 2022, the Company recorded $2 million and $8 million, respectively, of net restructuring expense primarily related to employee severance.

Current restructuring actions include the following:

•During the nine months ended September 30, 2023, the Company approved and recorded $2 million of net restructuring expense primarily in North and South America to improve efficiencies and rationalize the Company's footprint. As of September 30, 2023, $1 million remains accrued related to this action.

•During prior periods the Company approved various restructuring programs to improve efficiencies across the organization. As of September 30, 2023, $3 million remains accrued related to these previously announced actions.

•As of September 30, 2023, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its global Interiors business (the "Interiors Divestiture") and legacy operations of $3 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves

The Company’s restructuring reserves and related activity are summarized below.

(In millions)
December 31, 2022	$11
Change in estimate	1
Payments	(3)
March 31, 2023	$9
Expense	2
Change in estimate	(1)
Payments	(1)
June 30, 2023	$9
Expense	1
Change in estimate	(1)
Payments	(2)
September 30, 2023	$7

Impairments

The Company evaluates its long-lived assets for impairment whenever events or circumstances indicate the value of these long-lived asset groups are not recoverable.

During the nine months ended September 30, 2022, due to the geopolitical situation in Eastern Europe, the Company elected to close the Russian facility resulting in a non-cash impairment charge of $4 million to fully impair property and equipment and reduce inventory to its net realizable value.

NOTE 4. Inventories
Inventories, net consist of the following components:

	September 30,	December 31,
(In millions)	2023	2022
Raw materials	$240	$291
Work-in-process	34	26
Finished products	44	31
	$318	$348

NOTE 5. Goodwill and Other Intangible Assets

Intangible assets, net are comprised of the following:

		September 30, 2023			December 31, 2022
(In millions)	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Developed technology	10	$40	$(39)	$1	$40	$(39)	$1
Customer related	10	84	(80)	4	88	(77)	11
Capitalized software development	5	51	(21)	30	50	(16)	34
Other	32	17	(12)	5	17	(9)	8
Subtotal		192	(152)	40	195	(141)	54
Indefinite-Lived:
Goodwill		43	—	43	45	—	45
Total		$235	$(152)	$83	$240	$(141)	$99

Capitalized software development consists of software development costs intended for integration into customer products.

NOTE 6. Other Assets

Other current assets are comprised of the following components:

	September 30,	December 31,
(In millions)	2023	2022
Recoverable taxes	$54	$55
Contractually reimbursable engineering costs	34	35
Joint venture receivables	26	49
Prepaid assets and deposits	19	18
China bank notes	—	6
Other	7	4
	$140	$167

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection of such bank notes are included in operating cash flows based on the substance of the underlying transactions which are operating in nature. The Company redeemed $208 million and $101 million of China bank notes during the nine months ended September 30, 2023 and 2022, respectively. Remaining amounts outstanding at third-party institutions related to sold bank notes will mature by the end of the first quarter of 2024.

Other non-current assets are comprised of the following components:

	September 30,	December 31,
(In millions)	2023	2022
Deferred tax assets	$41	$42
Contractually reimbursable engineering costs	22	25
Recoverable taxes	11	11
Derivative financial instruments	8	2
Pension assets	4	4
Other	38	20
	$124	$104
Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of $12 million during the remainder of 2023, $31 million in 2024, $10 million in 2025, $2 million in 2026, and $1 million in 2027 and beyond.

NOTE 7. Other Liabilities

Other current liabilities are summarized as follows:

	September 30,	December 31,
(In millions)	2023	2022
Deferred income	$54	$55
Product warranty and recall accruals	43	31
Non-income taxes payable	26	35
Joint venture payable	21	39
Income taxes payable	17	22
Royalty reserves	15	14
Restructuring reserves	4	6
Dividends payable	2	1
Other	37	43
	$219	$246

Other non-current liabilities are summarized as follows:

	September 30,	December 31,
(In millions)	2023	2022
Product warranty and recall accruals	$23	$20
Deferred income	11	14
Income tax reserves	6	7
Restructuring reserves	3	5
Derivative financial instruments	—	2
Other	21	16
	$64	$64

NOTE 8. Debt
The Company’s debt consists of the following:

	September 30,	December 31,
(In millions)	2023	2022
Short-Term Debt:
Current portion of long-term debt	$18	$13

Long-Term Debt:
Term debt facility, net	$323	$336
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

As of September 30, 2023, the Company has no other short-term borrowings at the Company's subsidiaries. The Company's subsidiaries have access to $32 million of capacity under short-term credit facilities.

Long-Term Debt

The Company has no outstanding borrowings on the Revolving Credit Facility as of September 30, 2023.

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

The Revolving Credit Facility also provides $75 million availability for the issuance of letters of credit and a maximum of $20 million for swing line borrowings. Any amount of the facility utilized for letters of credit or swing line loans outstanding will reduce the amount available under the existing Revolving Credit Facility. The Company may request increases in the limits under the Credit Agreement and may request the addition of one or more term loan facilities. Outstanding borrowings may be prepaid without penalty (other than borrowings made for the purpose of reducing the effective interest rate margin or weighted average yield of the loans). There are mandatory prepayments of principal in connection with: (i) certain asset sales or other dispositions, (ii) certain refinancing of indebtedness and (iii) over-advances under the Revolving Credit Facility.

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

Other

The Company has a $4 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of September 30, 2023 and December 31, 2022. Additionally, the Company had $2 million and $3 million of locally issued bank guarantees and letters of credit as of September 30, 2023 and December 31, 2022, respectively, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 9. Employee Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended September 30, 2023 and 2022 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2023	2022	2023	2022
Costs Recognized in Income:
Pension service (cost):
Service cost	$—	$—	$—	$—
Pension financing benefits (cost):
Interest cost	$(8)	$(5)	$(3)	$(2)
Expected return on plan assets	11	10	3	2
Amortization of losses and other	—	—	—	—
Total pension financing benefits:	3	5	—	—

Net pension benefit (cost)	$3	$5	$—	$—
The Company's net periodic benefit costs for all defined benefit plans for the nine month periods ended September 30, 2023 and 2022 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2023	2022	2023	2022
Costs Recognized in Income:
Pension service (cost):
Service cost	$—	$—	$(1)	$(1)
Pension financing benefits (costs):
Interest cost	$(24)	$(15)	$(7)	$(5)
Expected return on plan assets	31	30	7	6
Amortization of losses and other	1	—	—	(1)
Total pension financing benefits:	8	15	—	—

Net pension benefit (cost)	$8	$15	$(1)	$(1)
Pension financing benefits are classified as Other income, net on the Company's condensed consolidated statements of comprehensive income.
During the nine months ended September 30, 2023, cash contributions to the Company's defined benefit plans were $4 million related to its non-U.S. plans. The Company estimates that total cash contributions to its non-U.S. defined benefit pension plans during 2023 will be $5 million.

NOTE 10. Income Taxes
During the nine month period ended September 30, 2023, the Company recorded a provision for income tax of $48 million which reflects income tax expense in countries where the Company is profitable, accrued withholding taxes, and the inability to record a tax benefit for pretax losses and/or recognize expense for pretax income in certain jurisdictions, including the United States ("U.S."), due to valuation allowances. Pre-tax losses in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $29 million and $16 million for the nine month periods ended September 30, 2023 and 2022, respectively, resulting in an increase in the Company's effective tax rate.

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

The need to maintain valuation allowances against deferred tax assets in the U.S. and other affected countries will cause variability in the Company’s quarterly and annual effective tax rates. Full valuation allowances against deferred tax assets in the U.S. and applicable foreign countries will be maintained until sufficient positive evidence exists to reduce or eliminate them. The Company evaluates its deferred income taxes quarterly to determine if valuation allowances are required or should be adjusted. Based on the Company’s current assessment, it is possible that sufficient positive evidence may be available to support the release of all, or a portion, of its U.S. valuation allowance in three to twelve months. Release of all, or a portion, of the valuation allowance would result in the recognition of certain deferred tax assets and a decrease to income tax expense for the period the release is recorded.

There were no material changes in unrecognized tax benefits during the third quarter of 2023. During the second quarter of 2023, the Company recorded a $3 million increase in tax expense related to uncertain tax positions attributable to transfer pricing as a result of new information from discussions with foreign tax authorities. The long-term portion of uncertain income tax positions (including interest) of $6 million is included in other non-current liabilities on the condensed consolidated balance sheet, while $4 million is included in other current liabilities, and $5 million is reflected as a reduction of deferred tax assets included in Other non-current assets on the condensed consolidated balance sheet. Outstanding income tax refund claims related primarily to India and Brazil jurisdictions, total $7 million as of September 30, 2023, and are included in other non-current assets on the condensed consolidated balance sheets.

NOTE 11. Stockholders’ Equity and Non-controlling Interests
Non-Controlling Interests
The Company's non-controlling interests are as follows:

	September 30,	December 31,
(In millions)	2023	2022
Shanghai Visteon Automotive Electronics, Co., Ltd.	$49	$45
Yanfeng Visteon Automotive Electronics Co., Ltd.	13	37
Changchun Visteon FAWAY Automotive Electronics, Co., Ltd.	13	15
Other	2	2
	$77	$99

Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Changes in AOCI:
Beginning balance	$(213)	$(265)	$(213)	$(229)
Other comprehensive income (loss) before reclassification, net of tax	(14)	(29)	(18)	(66)
Amounts reclassified from AOCI	2	—	6	1
Ending balance	$(225)	$(294)	$(225)	$(294)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(208)	$(206)	$(210)	$(149)
Other comprehensive income (loss) before reclassification, net of tax (a)	(19)	(45)	(17)	(102)
Ending balance	(227)	(251)	(227)	(251)
Net investment hedge
Beginning balance	9	18	12	4
Other comprehensive income (loss) before reclassification, net of tax (a)	5	5	2	20
Amounts reclassified from AOCI	—	—	—	(1)
Ending balance	14	23	14	23
Benefit plans
Beginning balance	(26)	(79)	(25)	(81)
Other comprehensive income (loss) before reclassification, net of tax (b)	—	2	—	3
Amounts reclassified from AOCI	(1)	—	(2)	1
Ending balance	(27)	(77)	(27)	(77)
Unrealized hedging gain (loss)
Beginning balance	12	2	10	(3)
Other comprehensive income (loss) before reclassification, net of tax (c)	—	9	(3)	13
Amounts reclassified from AOCI	3	—	8	1
Ending balance	15	11	15	11
Total AOCI	$(225)	$(294)	$(225)	$(294)
(a) There were no income tax effects for either period due to the valuation allowance.
(b) Net tax expense was less than $1 million related to benefit plans for the three and nine months ended September 30, 2023 and 2022.
(c) There were no income tax effects related to unrealized hedging gain (loss) for either period due to the valuation allowance.

Share Repurchase Program

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. During the three months ended September 30, 2023, the Company has purchased 333,758 shares at an average price of $137.11 related to this program. During the nine months ended September 30, 2023, the Company has purchased 545,537 shares at an average price of $138.87 related to this program.

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

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2023	2022	2023	2022
Numerator:
Net income (loss) attributable to Visteon	$66	$44	$120	$90
Denominator:
Average common stock outstanding - basic	28.1	28.1	28.2	28.1
Dilutive effect of performance based share units and other	0.4	0.4	0.4	0.4
Diluted shares	28.5	28.5	28.6	28.5
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon	$2.35	$1.57	$4.26	$3.20

Diluted earnings (loss) per share attributable to Visteon:	$2.32	$1.54	$4.20	$3.16

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
Derivative financial instruments are measured at fair value on a recurring basis under an income approach using industry-standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying, and non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument or may derived from observable data. Accordingly, the Company's derivative instruments are classified as Level 2, "Other Observable Inputs" in the fair value hierarchy.

Cross Currency Swaps: The Company has executed cross-currency swap transactions intended to mitigate the variability of the U.S. dollar value of its investment in certain of its non-U.S. entities. These swaps are designated as net investment hedges and the Company has elected to assess hedge effectiveness under the spot method. Accordingly, changes in the fair value of the swaps are recorded as a cumulative translation adjustment in AOCI in the condensed consolidated balance sheet.
During 2022, the Company terminated existing cross currency swaps and received $9 million upon settlement. Subsequently, the Company executed new cross-currency swap transactions. As of September 30, 2023, the Company had cross-currency swaps with aggregate notional amounts of $200 million intended to mitigate the variability of U.S. dollar value investment in certain of its non-U.S. entities. These swaps are designated as net investment hedges. There was no ineffectiveness associated with such derivatives as of September 30, 2023, and the fair value of these derivatives is a non-current liability of $6 million. As of September 30, 2023, a gain of approximately $3 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

As of December 31, 2022, the fair value of these derivatives was a non-current liability of $8 million.

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
During 2022, the Company terminated existing interest rate swaps and received less than $1 million upon settlement. Subsequently, the Company executed new interest rate swap instruments. As of September 30, 2023, the Company had interest rate swaps with aggregate notional amounts of $250 million. The fair value of these derivatives is a non-current asset of $14 million as of September 30, 2023. As of September 30, 2023, a gain of approximately $7 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next twelve months.

As of December 31, 2022, the fair value of these derivatives was a non-current asset of $10 million.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)		Recorded in (Income) Loss
(In millions)	2023	2022	2023	2022	2023	2022
Three months ended September 30,
Foreign currency risk - Cost of sales:
Foreign currency derivative	$—	$—	$—	$—	$—	$—
Interest rate risk - Interest expense, net:
Interest rate swaps	—	9	(3)	—	—	—
Net investment hedges	5	5	—	—	—	—
	$5	$14	$(3)	$—	$—	$—
Nine months ended September 30,
Foreign currency risk - Cost of sales:
Foreign currency derivative	$—	$—	$—	$—	$—	$3
Interest rate risk - Interest expense, net:
Interest rate swaps	(3)	13	(8)	(1)	—	—
Net investment hedges	2	20	—	1	—	—
	$(1)	$33	$(8)	$—	$—	$3
Items Not Carried at Fair Value
The Company's fair value of debt was $337 million and $336 million as of September 30, 2023 and December 31, 2022, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2 in the fair value hierarchy.
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
The Company's credit risk with any single customer does not exceed ten percent of total accounts receivable except for Ford and GM and their affiliates. Ford represents 18% and 16% of the Company's balance as of September 30, 2023 and December 31, 2022, respectively. GM represents 13% and 9% of the Company's balance as of September 30, 2023 and December 31, 2022, respectively.

NOTE 14. Commitments and Contingencies
Litigation and Claims
In 2003, the Local Development Finance Authority of the Charter Township of Van Buren, Michigan issued approximately $28 million in bonds finally maturing in 2032, the proceeds of which were used at least in part to assist in the development of the Company’s U.S. headquarters located in the Township. During January 2010, the Company and the Township entered into a settlement agreement (the “Settlement Agreement”) that, among other things, reduced the taxable value of the headquarters property to current market value and also provided that the Company would negotiate in good faith with the Township if the property tax payments were inadequate to permit the Township to meet its payment obligations with respect to the bonds. On December 9, 2019, the Township commenced litigation against the Company in Michigan’s Wayne County Circuit Court. On

June 27, 2023, Visteon and the Township entered into a Settlement and Mutual Release Agreement pursuant to which Visteon, without admitting wrongdoing, will pay the Township $12 million. Payment will be made in two installments. One payment was made on July 3, 2023. The second payment is scheduled to be paid on July 1, 2024 and is classified as a current liability. The litigation commenced in Michigan’s Wayne County Circuit Court and has been dismissed with prejudice.
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
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. The Company maintained accruals of $8 million for claims aggregating $39 million in Brazil as of September 30, 2023. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
The adverse impacts of the COVID-19 pandemic led to a significant reduction in vehicle production in the first half of 2020, which was followed by increased consumer demand and vehicle production schedules in the second half of 2020, particularly in the fourth quarter. Because semiconductor suppliers have been unable to rapidly reallocate production to serve the automotive industry, the surge in demand has led to a worldwide semiconductor supply shortage. The Company's semiconductor suppliers, along with most automotive component supply companies that use semiconductors, have been unable to fully meet the vehicle production demands of the Company's customers due to events which are outside the Company's control, including but not limited to, the COVID-19 pandemic, the global semiconductor shortage, a fire at a semiconductor fabrication facility in Japan, significant weather events impacting semiconductor supplier facilities in the southern United States, and other extraordinary events. The Company is working closely with suppliers and customers to attempt to minimize potential adverse impacts of these events. Certain customers have communicated that they expect the Company to absorb some of the financial impact of their reduced production and are reserving their rights to claim damages arising from supply shortages, however, the Company believes it has a number of legal defenses to such claims and intends to defend any such claims vigorously. The Company has also notified semiconductor suppliers that it will seek compensation from them for failure to deliver sufficient quantities. The Company is not able to estimate the possible loss or range of loss in connection with this matter at this time.
While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.
Guarantees and Commitments
As part of 2015 divestitures involving the Company's former climate and interiors businesses, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of September 30, 2023, the Company has $2 million and $2 million of outstanding guarantees related to the divested Climate and Interiors entities, respectively. The guarantees represent the maximum potential amount that the Company could be required to pay under the guarantees in the event of default by the guaranteed parties. The guarantees will generally cease upon expiration of current lease agreement which expire in 2026 and 2024 for the Climate and Interiors entities, respectively.

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
The following table provides a rollforward of changes in the product warranty and recall claims liability:

	Nine Months Ended September 30,
(In millions)	2023	2022
Beginning balance	$51	$50
Provisions	26	13
Changes in estimates	2	1
Currency	(1)	(6)
Settlements, net	(12)	(11)
Ending balance	$66	$47

The Company has recorded $15 million of expense during the nine months ended September 30, 2023 related to a recall campaign for certain vehicles involving instrument panel clusters manufactured by the Company. The cause for the instrument panel cluster failures was resolved by the Company in April 2023 and the recall relates to certain parts shipped prior to that time. The amount recorded represents the Company’s best estimate and the ultimate resolution of these matters could have a further negative effect on the Company's financial position, results of operations, and cash flow.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraphs where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of September 30, 2023 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 15. Revenue Recognition and Geographical Information

Financial Information by Geographic Region

Disaggregated net sales by geographical market and product lines is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Geographical Markets
Europe	$321	$335	$997	$929
Americas	311	308	879	828
China Domestic	162	180	442	431
China Export	88	72	259	166
Other Asia-Pacific	170	175	508	439
Eliminations	(38)	(44)	(121)	(101)
	$1,014	$1,026	$2,964	$2,692

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2023	2022	2023	2022
Product Lines
Instrument clusters	$494	$481	$1,445	$1,286
Cockpit domain controller	146	130	397	313
Infotainment	136	141	397	357
Information displays	87	122	274	376
Body and electrification electronics	83	67	226	143
Other	68	85	225	217
	$1,014	$1,026	$2,964	$2,692

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
Executive Summary
Strategic Priorities
Visteon is a global automotive technology company serving the mobility industry, dedicated to creating more enjoyable, connected, and safe driving experiences. The Company's platforms leverage proven, scalable hardware and software solutions that enable the digital, electric and autonomous evolution of the Company's global automotive customers. The automotive mobility market is expected to grow faster than underlying vehicle production volumes as the vehicle shifts from analog to digital and towards device and cloud connected, electric vehicles, and vehicles with more advanced safety features.

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

•Enhance Shareholder Returns While Maintaining a Strong Balance Sheet - The Company has continued to maintain a strong balance sheet to withstand near-term industry volatility while providing a foundation for future growth and shareholder returns. In March 2023, the Company announced a $300 million share repurchase program maturing at the end of 2026. The Company repurchased $76 million of Company common stock during the first nine months of 2023 as part of this program.

Financial Results

The pie charts below highlight the net sales breakdown for Visteon for the three and nine months ended September 30, 2023.
Three Months Ended September 30, 2023
Nine Months Ended September 30, 2023
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

The current United Autoworkers (UAW) work stoppages at certain customer facilities exposes the Company to the risk of reduced customer orders due to labor disruptions affecting its customers' production and operations. A protracted UAW strike, or strikes by other labor unions at customer facilities, may lead to decreased demand for the Company's products or services, as its customers' production schedules may be adversely impacted. The Company intends to closely monitor the UAW strike and any related developments, including their impact on customer relationships and financial results.

Results of Operations - Three Months Ended September 30, 2023 and 2022
The Company's consolidated results of operations for the three months ended September 30, 2023 and 2022 were as follows:

	Three Months Ended September 30,
(In millions)	2023	2022	Change
Net sales	$1,014	$1,026	$(12)
Cost of sales	(871)	(922)	51
Gross margin	143	104	39
Selling, general and administrative expenses	(52)	(47)	(5)
Restructuring and impairment	—	(1)	1
Interest expense, net	(1)	(2)	1
Equity in net income of non-consolidated affiliates	(1)	(1)	—
Other income, net	3	5	(2)
Provision for income taxes	(21)	(9)	(12)
Net income (loss)	71	49	22
Less: Net (income) loss attributable to non-controlling interests	(5)	(5)	—
Net income (loss) attributable to Visteon Corporation	$66	$44	$22
Adjusted EBITDA*	$128	$95	$33
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Three months ended September 30, 2022	$1,026	$(922)	$104
Volume, mix, and net new business	91	(76)	15
Currency	(2)	5	3
Customer pricing	(102)	—	(102)
Engineering costs, net *	—	5	5
Cost performance, design changes and other	1	117	118
Three months ended September 30, 2023	$1,014	$(871)	$143
*Excludes the impact of currency.
Net sales for the three months ended September 30, 2023 totaled $1,014 million, representing a decrease of $12 million compared with the same period of 2022. Volumes and net new business increased net sales by $91 million due to increases in customer production and continued market outperformance as a result of recent product launches. Unfavorable currency decreased net sales by $2 million, primarily attributable to the euro, Chinese renminbi, and Japanese yen. Customer pricing decreased net sales by $102 million primarily as a result of lower semiconductor open market purchases and the associated customer recoveries due to improving supply chain dynamics related to the worldwide semiconductor supply shortage. Other cost performance, primarily related to design changes, increased sales by $1 million.
Cost of sales decreased by $51 million for the three months ended September 30, 2023 compared with the same period in 2022. Volume, mix and net new business increased cost of sales by $76 million. Foreign currency decreased cost of sales by $5 million, primarily attributable to the euro, Chinese renminbi, and Japanese yen. Net engineering costs, excluding currency, decreased cost of sales by $5 million. Favorable cost performance, design changes, and other decreased cost of sales by $117 million primarily due to improving supply chain and material cost impacts associated with the worldwide semiconductor supply shortage as well as manufacturing efficiencies.

A summary of net engineering costs is shown below:

	Three Months Ended September 30,
(In millions)	2023	2022
Gross engineering costs	$(79)	$(83)
Engineering recoveries	25	25
Engineering costs, net	$(54)	$(58)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $54 million for the three months ended September 30, 2023, including the impacts of currency, were $4 million lower than the same period of 2022. This decrease is primarily related to timing of project expenses, partially offset by increased personnel costs.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses was $52 million for the three months ended September 30, 2023. The increase of $5 million as compared to the three months ended 2022 is primarily due to increased personnel costs and reserves for bad debt.

Restructuring and impairment
The Company recorded less than $1 million and $1 million for the three months ended September 30, 2023 and 2022, respectively, of restructuring expense primarily related to employee severance.

Interest Expense, Net

Interest expense, net, for the three months ended September 30, 2023 and 2022 was $1 million and $2 million, respectively. Interest expense for these periods is primarily related to the Company's term debt facility partially offset by higher interest income as a result of higher interest rates.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was a loss of $1 million income for the three months ended September 30, 2023 and 2022.

Other Income, Net

Other income of $3 million and $5 million for the three-months ended September 30, 2023 and 2022, respectively, was primarily related to net pension financing benefits.

Income Taxes

The Company's provision for income taxes of $21 million for the three months ended September 30, 2023 represents an increase of $12 million compared with $9 million in the same period of 2022. The increase in tax expense is primarily attributable to the overall increase in pre-tax income, including changes in the mix of earnings and differing tax rates between jurisdictions as well as withholding taxes.

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

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the three months ended September 30, 2023 and 2022, is as follows:

	Three Months Ended September 30,
(In millions)	2023	2022	Change
Net income (loss) attributable to Visteon Corporation	$66	$44	$22
Depreciation and amortization	24	27	(3)
Provision for income taxes	21	9	12
Non-cash, stock-based compensation expense	9	6	3
Net income attributable to non-controlling interests	5	5	—
Interest expense, net	1	2	(1)
Restructuring and impairment	—	1	(1)
Equity in net income of non-consolidated affiliates	1	1	—
Other	1	—	1
Adjusted EBITDA	$128	$95	$33
Adjusted EBITDA was $128 million for the three months ended September 30, 2023, representing an increase of $33 million when compared to $95 million for the same period of 2022. Favorable volumes and mix increased Adjusted EBITDA by $15 million. Foreign currency increased Adjusted EBITDA by $2 million, primarily attributable to the euro, Chinese renminbi, and Japanese yen. Net engineering costs, excluding currency, increased Adjusted EBITDA by $5 million. Customer pricing decreased Adjusted EBITDA by $102 million primarily as a result of lower semiconductor open market purchases and the associated customer recoveries due to improving supply chain dynamics related to the worldwide semiconductor supply shortage. Other cost performance increased Adjusted EBITDA by $109 million primarily related to design changes and improved supply chain dynamics related to the worldwide semiconductor supply shortage as well as manufacturing efficiencies.

Results of Operations - Nine Months Ended September 30, 2023 and 2022
The Company's consolidated results of operations for the nine months ended September 30, 2023 and 2022 were as follows:

	Nine Months Ended September 30,
(In millions)	2023	2022	Change
Net sales	$2,964	$2,692	$272
Cost of sales	(2,607)	(2,438)	(169)
Gross margin	357	254	103
Selling, general and administrative expenses	(156)	(134)	(22)
Restructuring and impairment	(2)	(12)	10
Interest expense, net	(7)	(7)	—
Equity in net income of non-consolidated affiliates	(8)	3	(11)
Other income, net	(4)	15	(19)
Provision for income taxes	(48)	(24)	(24)
Net income (loss)	132	95	37
Less: Net (income) loss attributable to non-controlling interests	(12)	(5)	(7)
Net income (loss) attributable to Visteon Corporation	$120	$90	$30
Adjusted EBITDA*	$317	$245	$72
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Nine Months Ended September 30, 2022	$2,692	$(2,438)	$254
Volume, mix, and net new business	494	(382)	112
Currency	(51)	31	(20)
Customer pricing	(162)	—	(162)
Engineering costs, net *	—	(27)	(27)
Cost performance, design changes and other	(9)	209	200
Nine Months Ended September 30, 2023	$2,964	$(2,607)	$357
*Excludes the impact of currency.
Net sales for the nine months ended September 30, 2023 totaled $2,964 million, representing an increase of $272 million compared with the same period of 2022. Volumes and net new business increased net sales by $494 million. Unfavorable currency decreased net sales by $51 million, primarily attributable to the euro, Chinese renminbi, and Japanese yen. Customer pricing decreased net sales by $162 million primarily related to lower semiconductor open market purchases and the associated customer recoveries due to improving supply chain dynamics related to the worldwide semiconductor supply shortage. Other cost performance, primarily related to design changes, reduced sales by $9 million.
Cost of sales increased by $169 million for the nine months ended September 30, 2023 compared with the same period in 2022. Volume, mix, and net new business increased cost of sales by $382 million. Foreign currency decreased cost of sales by $31 million, primarily attributable to the euro, Chinese renminbi, and Japanese yen. Net engineering costs, excluding currency, increased cost of sales by $27 million. Favorable cost performance, design changes and other decreased cost of sales by $209 million primarily due to reduced supply chain and material cost impacts associated with the worldwide semiconductor supply shortage as well as manufacturing efficiencies, partially offset by a charge of $15 million related to a product recall with one of the Company's customers.

A summary of net engineering costs is shown below:

	Nine Months Ended September 30,
(In millions)	2023	2022
Gross engineering costs	$(253)	$(245)
Engineering recoveries	81	98
Engineering costs, net	$(172)	$(147)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $172 million for the nine months ended September 30, 2023, including the impacts of currency, were $25 million higher than the same period of 2022. This increase is primarily related to further investments in engineering, inflation, and the timing of engineering recoveries.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses was $156 million for the nine months ended September 30, 2023. The increase of $22 million as compared to the nine months ended 2022 is primarily due to increased personnel costs, investments in information technology, and reserves for bad debt.

Restructuring and impairment
During the nine months ended September 30, 2023 and 2022, the Company recorded $2 million and $8 million, respectively, of restructuring expense primarily related to employee severance.

Due to the geopolitical situation in Eastern Europe, the Company closed its Russian facility resulting in a 2022 non-cash impairment charge of $4 million to fully impair property and equipment and reduce inventory to its net realizable value.

Interest Expense, Net

Interest expense, net, for the nine months ended September 30, 2023 and 2022 was $7 million. Interest expense for these periods is primarily related to the borrowings on the Company's term debt facility partially offset by higher interest income as a result of higher interest rates.
Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was a loss of $8 million and income of $3 million for the nine months ended September 30, 2023 and 2022, respectively. The decrease in income is primarily due to various operational and non-operational charges incurred at an affiliate.

Other Income (Expense), Net

Other expense, net of $4 million for the nine-month periods ending September 30, 2023 was primarily related to a litigation settlement expense partially offset by net pension financing benefits.

Other income, net of $15 million for the nine-month periods ending September 30, 2022 is primarily due to net pension financing benefits.

Income Taxes

The Company's provision for income taxes of $48 million for the nine months ended September 30, 2023 represents an increase of $24 million compared with $24 million in the same period of 2022. The increase in tax expense is primarily attributable to the overall increase in pre-tax income, including changes in the mix of earnings and differing tax rates between jurisdictions as well as withholding taxes, and $3 million related to uncertain tax positions attributable to transfer pricing following new discussions with foreign tax authorities.

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

Adjusted EBITDA is presented as a supplemental measure of the Company's financial performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company's operating activities across reporting periods. Not all companies use identical calculations and, accordingly, the Company's presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA is not a recognized term under U.S. GAAP and does not purport to be a substitute for net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and is not intended to be a measure of cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments, and debt service requirements. The Company uses Adjusted EBITDA as a factor in incentive compensation decisions and to evaluate the effectiveness of the Company's business strategies. In addition, the Company's credit agreements use measures similar to Adjusted EBITDA to measure compliance with certain covenants

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the nine months ended September 30, 2023 and 2022, is as follows:

	Nine Months Ended September 30,
(In millions)	2023	2022	Change
Net income (loss) attributable to Visteon Corporation	$120	$90	$30
Depreciation and amortization	79	79	—
Provision for income taxes	48	24	24
Non-cash, stock-based compensation expense	26	19	7
Restructuring and impairment	2	12	(10)
Interest expense, net	7	7	—
Net income (loss) attributable to non-controlling interests	12	5	7
Equity in net income of non-consolidated affiliates	8	(3)	11
Other	15	12	3
Adjusted EBITDA	$317	$245	$72
Adjusted EBITDA was $317 million for the nine months ended September 30, 2023, representing an increase of $72 million when compared to $245 million for the same period of 2022. Favorable volumes and mix increased Adjusted EBITDA by $112 million. Foreign currency decreased Adjusted EBITDA by $19 million, primarily attributable to the euro, Chinese renminbi, and Japanese yen. Net engineering costs, excluding currency, decreased Adjusted EBITDA by $25 million. Customer pricing decreased Adjusted EBITDA by $162 million, primarily as a result of lower semiconductor open market purchases and the associated customer recoveries due to improving supply chain dynamics related to the worldwide semiconductor supply shortage. Other cost performance increased Adjusted EBITDA by $163 million, primarily due to reduced supply chain and material cost impacts associated with the worldwide semiconductor supply shortage as well as manufacturing efficiencies, partially offset by a charge of $15 million related to a product recall with one of the Company's customers.

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
Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of September 30, 2023, the Company’s corporate credit rating is BB- by Standard & Poor’s. See Note 8, "Debt" for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which may be utilized by the Company's local subsidiaries and consolidated joint ventures, had availability of $32 million and the Company had $400 million of available credit under the revolving credit facility, as of September 30, 2023.
Cash Balances
As of September 30, 2023, the Company had total cash and cash equivalents of $485 million, including $4 million of restricted cash. Cash balances totaling $293 million were located in jurisdictions outside of the United States, of which approximately $30 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017. However, the Company would be required to accrue additional tax expense primarily related to foreign withholding taxes.
Other Items Affecting Liquidity
During the nine months ended September 30, 2023, cash contributions to the Company's defined benefit plans were $4 million related to its non-U.S. plans. The Company estimates that total cash contributions to its non-U.S. defined benefit pension plans during 2023 will be $5 million.

During the nine months ended September 30, 2023, the Company paid $6 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is included in Note 3, "Restructuring and Impairments." The Company estimates that total cash restructuring payments during the next twelve months will be approximately $4 million.

The Company committed to make a $15 million investment in two funds managed by venture capital firms principally focused on the automotive sector pursuant to limited partnership agreements. As of September 30, 2023, the Company contributed $12 million toward the aggregate investment commitments. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount.

The Company may be required to make significant cash outlays related to its unrecognized tax benefits, including interest and penalties. As of September 30, 2023, the Company had unrecognized tax benefits, including interest and penalties, that would be expected to result in a cash outlay of $10 million. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the period of cash settlement, if any, with the respective taxing authorities.

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. As of September 30, 2023, the Company has purchased 545,537 shares at an average price of $138.87.

Cash Flows
Operating Activities
The Company benefited from $169 million of cash inflows from operating activities during the nine months ended September 30, 2023, representing increased cash generation of $167 million as compared to prior year. The increase in cash from operations during 2023 is primarily attributable to higher Adjusted EBITDA of $72 million and improved working capital usage of $133 million, primarily related to customer collections and improved inventory management, offset by decreased payables.

Investing Activities
Net cash used by investing activities during the nine months ended September 30, 2023 totaled $80 million, representing a $36 million increase as compared to the same period in 2022. This increase in cash used by investing activities is primarily due to increased capital expenditures of $28 million.
Financing Activities
Cash used by financing activities during the nine months ended September 30, 2023 was $119 million, representing a $112 million increase as compared to the same period in 2022. This increase is primarily attributable to repurchases of common stock of $76 million and dividends paid to non-controlling interest of $27 million during the nine months ended September 30, 2023.

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
•Visteon's ability to avoid or continue to operate during a strike, or partial work stoppage or slow down at any of Visteon's principal customers
•Visteon’s ability to access funds generated by its foreign subsidiaries and joint ventures on a timely and cost-effective basis.
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
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be $20 million and $21 million for currency derivative financial instruments as of September 30, 2023 and December 31, 2022, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
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

As of September 30, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Work stoppages and similar events could significantly disrupt the Company’s business

Because the automotive industry relies heavily on just-in-time delivery of components during the assembly and manufacture of vehicles, a work stoppage at one or more of the Company’s manufacturing and assembly facilities could have material adverse effects on the business. Similarly, if one or more of the Company’s customers were to experience a work stoppage, that customer would likely halt or limit purchases of the Company’s products, which could result in the shutdown of the related manufacturing facilities. A significant disruption in the supply of a key component due to a work stoppage at any of the Company’s suppliers or subsuppliers, or reduced orders from the Company’s customers as a result of work stoppages, could have a material adverse effect on the Company’s business, operating results, financial condition, and cash flow.

The current United Autoworkers (UAW) work stoppages at certain customer facilities exposes the Company to the risk of reduced customer orders due to labor disruptions affecting its customers' production and operations. A protracted UAW strike, or strikes by other labor unions at customer facilities, may lead to decreased demand for the Company's products or services, as its customers' production schedules may be adversely impacted. The Company intends to closely monitor the UAW strike and any related developments, including their impact on customer relationships and financial results.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the third quarter of 2023.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 to July 31, 2023	—	—	—	270
August 1 to August 31, 2023	80,527	135.68	80,527	259
September 1 to September 30, 2023	253,231	137.56	253,231	224
Total	333,758	137.11	333,758	224

(1) The Company does not include shares surrendered to pay taxes incurred upon exercises of stock options for purposes of this Item 2 of Part II of this Quarterly Report on Form 10-Q.

(2) The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

Item 5.    Other Information

The Company's directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of the Company's shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2023, no such plans or other arrangements were adopted or terminated.

Item 6.Exhibits
The exhibits listed on the "Exhibit Index" on Page 39 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
10.1	Amendment of Visteon Corporation 2010 Supplemental Executive Retirement Plan dated October 18, 2023.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated October 26, 2023.
31.2	Rule 13a-14(a) Certification of Senior Vice President, Chief Financial Officer dated October 26, 2023.
32.1	Section 1350 Certification of Chief Executive Officer dated October 26, 2023.
32.2	Section 1350 Certification of Senior Vice President, Chief Financial Officer dated October 26, 2023.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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
Date: October 26, 2023