Form 10-K
period 2023-12-31
VISTEON CORP
filed 2024-02-20
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
Large accelerated filer ☑ Accelerated filer  ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2023 (the last business day of the most recently completed second fiscal quarter) was approximately $4.0 billion.
As of February 8, 2024, the registrant had outstanding 27,491,477 shares of common stock.
Document Incorporated by Reference

Document	Where Incorporated
2024 Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

Visteon Corporation and Subsidiaries

Part I

Item 1.Business

Description of Business

Visteon Corporation (the "Company" or "Visteon") is a global automotive technology company serving the mobility industry, dedicated to creating more enjoyable, connected, and safe driving experiences. The Company's platforms leverage proven, scalable hardware and software solutions that enable the digital, electric, and autonomous evolution of the Company's global automotive customers, including BMW, Ford, Geely, General Motors, Honda, Jaguar/Land Rover, Mahindra, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Renault, Stellantis, Tata, Toyota, and Volkswagen. Visteon products align with key industry trends and include digital instrument clusters, domain controllers with integrated advanced driver assistance systems ("ADAS"), displays, Android-based infotainment systems, and battery management systems. Visteon is headquartered in Van Buren Township, Michigan, and has an international network of manufacturing operations, technical centers, and joint venture operations dedicated to the design, development, manufacture, and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is primarily located in Brazil, Bulgaria, China, India, Japan, Mexico, Portugal, Slovakia, Thailand, and Tunisia.

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
•Electric vehicles – The trend towards electrification continues, driven by government incentives and standards, announced restrictions of internal combustion engine vehicles in multiple cities and countries, and the significant investments in electrification by Original Equipment Manufacturers ("OEMs"). Battery electric vehicles can have increased digital content with all-digital cockpit electronics and require a battery management system to manage the rechargeable battery pack.

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

•Vehicle standardization - OEMs continue to standardize vehicle platforms on a global basis, resulting in a lower number of individual vehicle platforms, design cost savings, and further scale of economies through the production of a greater number of models from each platform. Having operations in the geographic markets where OEMs produce global platforms enables suppliers to meet OEMs’ needs more economically and efficiently, thus making global coverage a source of significant competitive advantage for suppliers with a global footprint. Additionally, OEMs are looking to suppliers for increased collaboration to lower costs, reduce risks, and decrease overall time to market. Suppliers that can provide fully engineered systems and pre-assembled combinations of component parts are positioned to leverage the trend toward system sourcing. As vehicles become more connected and cockpits more digitized, suppliers that can deliver modular hardware architectures, “open” software architectures, and a software platform approach will be poised to help OEMs achieve greater reuse of validated hardware circuitry, design scalability, and faster development cycles.
The Company's Segment
The Company reports operating and financial results in a single segment based on the consolidated information used by management in evaluating the financial performance of our business and allocating resources. This single segment reflects the Company’s core business; Electronics. The Electronics segment provides vehicle cockpit electronics products to customers, including digital instrument clusters, domain controllers with integrated advanced driver assistance systems ("ADAS") displays, Android-based infotainment systems, and battery management systems. As the Company has one reportable segment, net sales, total assets, depreciation, amortization and capital expenditures are equal to consolidated results.

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

Infotainment
The Company offers a range of infotainment and connected car solutions, including scalable Android infotainment for seamless connectivity including integration with Android Auto and Apple CarPlay technology for wireless smartphone projection. The company offers a display audio and embedded infotainment platform that is based on Android automotive operating system, enabling third-party developers to create apps easily through a software development kit and software simulation of the target hardware system. Additionally, Visteon offers an onboard artificial intelligence (“AI ”)-based voice assistant with natural language understanding.

SmartCore Cockpit Domain Controller

The Company offers SmartCore™, an automotive-grade, integrated domain controller approach, which can independently operate the infotainment system, instrument cluster, head-up display, rear-seat displays, and other features on a single, multi-core chip to improve efficiency, create a unified experience across products, and reduce power consumption and cost. The SmartCore domain controller includes: SmartCore Runtime, middleware enabling communication between domains and apps to be shown on any display; and SmartCore Studio, a PC-based configuration tool to generate hypervisor configurations. The SmartCore domain controller seamlessly connects the human machine interaction ("HMI") across an increasing number of display domains, such as surround view and in-cabin sensing of driver drowsiness, attentiveness, and facial recognition. The latest generation of SmartCore utilizes high performance computing technology and integrates processing of multiple camera inputs to deliver a set of advance driver assistance features. The latest generation of SmartCore is offered with a suite of connected services including an over the air ("OTA") update solution and an automotive App Store.
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
The following is a summary of customers representing greater than 10 percent of the Company's annual net sales:

	Percentage of Total Net Sales
	December 31,
	2023	2022	2021
Ford	22%	22%	22%
General Motors	12%	9%	7%

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

The Company’s Competition
The automotive sector remains highly competitive resulting from the ongoing industry consolidation. OEMs rigorously evaluate suppliers on the basis of financial viability, product quality, price competitiveness, technical expertise, development capability, new product innovation, reliability and timeliness of delivery, product design, manufacturing capability, flexibility, customer service, and overall management. The Company's primary independent competitors include, but are not limited to, Alpine Electronics, Aptiv PLC, Continental AG, Denso Corporation, Forvia, Harman International Industries, Incorporated (a subsidiary of Samsung Electronics Co. Ltd.), Hitachi Ltd., Hyundai Mobis, Innolux Corporation, LG Electronics, Marelli Holdings Co., Ltd., Nippon Seiki, Panasonic Corporation, Preh GmbH, Robert Bosch GmbH, and Vitesco Technologies.
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

Corporate Sustainability and Social Responsibility

Attract and Retain

The Company’s ability to sustain and grow its business requires the recruitment, retention, and development of a highly skilled and diverse workforce. The Company’s Chief People Officer, reporting directly to Chief Executive Officer ("CEO"), oversees its global talent processes to attract, develop, and retain its employees. To attract the best talent, the Company offers market competitive compensation and benefits around the globe, annual and long-term incentive programs, and health and wellness benefits. The Company also provides a variety of resources to help its employees grow in their current roles and build new skills. Hundreds of online courses are available in the Company’s learning management system and individual development plans are encouraged for all of our employees. The Company continues to build tools to be used by leaders to develop employees in their current role and create new opportunities within the organization to learn and grow. Because retention of the employee base is significant to its business strategy, executive management discusses it with the Board of Directors on a regular basis.

Workforce

Visteon’s strength comes from a workforce of approximately 10,000 employees operating in approximately 17 countries globally. The Company's workforce is globally distributed with 28% of employees located in the Americas, 30% in Europe, 14% in China, and 28% in the Asia Pacific region. Visteon believes that all employees are leaders and expects leaders to drive operational and financial results and build strong teams.

Many of the Company’s employees are members of industrial trade unions and confederations within their respective countries. Often these organizations operate under collectively bargained contracts that are not specific to any one employer. The Company constantly works to establish and maintain positive, cooperative relations with its unions and work representatives around the world.

Diversity and Inclusion

Diversity represents an environment where the contributions of all employees are encouraged and valued. As a global organization, the Company embraces human differences and harnesses the power of its employees’ varied backgrounds, cultures, and experiences because it is the right thing to do for its people and it creates a competitive business advantage. As of December 31, 2023, the percentage of Visteon's global workforce represented by females was approximately 39%.

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

Board Oversight of Environmental, Social, and Governance Practices

The Company and its Board of Directors believe positive and responsible business practices strengthen the Company, increase its connection with the stockholders, and helps it to better serve its customers and the communities in which it operates. The Company’s commitment to social responsibility extends to a variety of areas including the environment, anti-corruption and trade compliance, responsible sourcing, human rights, labor practices, and worker health and safety. In light of the continued importance of these matters, the Board of Directors and management have developed a multi-year road map to enhance the Company’s sustainability and social responsibility programs and disclosures, including assessment of the potential risks associated with climate change. This road map includes near-term environmental targets for 2025 aimed at reducing energy consumption, solid waste, water and the reduction of scope 1 and scope 2 CO2 emissions through the use of renewable energy. The Company’s longer term greenhouse gas (GHG) emission reduction target for 2030 which includes scope 3 CO2 emissions, has been validated by the Science Based Targets initiative (SBTi) and the Company is working to be carbon neutral by 2040. Management provides regular reports and presentations to the Corporate Sustainability and Governance Committee regarding progress toward achieving these targets, and the full Board of Directors has oversight of the Company’s environmental and social initiatives as part of its strategic review of the Company’s operations, products and technologies.

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

The Company, along with automotive companies around the world, has in recent years experienced a shortage in semiconductors as a result of the inability of semiconductor suppliers to rapidly reallocate production to serve the automotive industry during a time of increased demand. The Company's semiconductor suppliers, along with most automotive component supply companies that use semiconductors, were unable to fully meet the vehicle production demands of its customers due to events which were outside the Company's control. While the supply situation has improved, the Company continues to work closely with suppliers and customers to minimize potential adverse impacts of these events.

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

The Company’s Website and Access to Available Information
The Company’s current and periodic reports filed with the United States Securities and Exchange Commission (“SEC”), including amendments to those reports, may be obtained through its internet website at www.visteon.com free of charge as soon as reasonably practicable after the Company files these reports with the SEC. A copy of the Company’s code of business conduct and ethics for directors, officers and employees of Visteon and its subsidiaries, entitled “Ethics and Integrity Policy,” the Corporate Governance Guidelines adopted by the Company’s Board of Directors and the charters of each committee of the Board of Directors are also available on the Company’s website. A printed copy of the Company’s Ethics and Integrity Policy may be requested by contacting the Company’s Investor Relations department in writing at One Village Center Drive, Van Buren Township, MI 48111; by phone (734) 710-7893; or via email at investor@visteon.com. The Company’s website and the information contained therein or connected thereto are not intended to be incorporated by reference into this Annual Report on Form 10-K.

Item 1A.Risk Factors
Set forth below are some of the most significant risks and uncertainties facing the Company. Additional risks and uncertainties, including those not presently known or that the Company believes to be immaterial, also may adversely affect the Company. Should any such risks and uncertainties develop into actual events, these developments could have material adverse effects on the Company’s business, operating results, financial condition, cash flow and/or the value of the Company’s securities. This information should be considered in connection with the description of the Company’s business, Management’s Discussion & Analysis, and the Company’s financial statements and accompanying notes.

Operations Related Risk Factors

The Company could be negatively impacted by shortages in deliveries from its supply base, other supplier distress, or suppliers demanding price increases

In an effort to manage and reduce the costs of purchased goods and services, the Company, like many automotive suppliers and automakers, has been consolidating its supply base. As a result, the Company is dependent on single or limited sources of supply for certain components used in the manufacture of its products including semiconductor chips, which are integral components of new vehicles and are embedded in multiple vehicle systems, including cockpit electronics. As a result of the semiconductor shortages in recent years, the Company continues to work closely with its suppliers and customers to minimize any potential adverse impacts of the semiconductor supply shortage and monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules, and any other supply chain inefficiencies that may arise, due to this or any other issue. If shortages of semiconductors or other critical components from other suppliers develop, continue longer than anticipated, or worsen, it could impact the Company's ability to meet its production schedules for some of its key products or to ship such products to its customers in a timely fashion. Furthermore, unfavorable economic or industry conditions could result in financial distress within the Company's supply base, thereby increasing the risk of supply disruption.

Such disruptions could be caused by any one of a myriad of potential problems, such as closures of one of the Company’s or its suppliers’ plants or critical manufacturing lines due to strikes, manufacturing quality issues, mechanical breakdowns, electrical outages, fires, explosions, or political upheaval, as well as logistical complications due to weather, global climate change, volcanic eruptions, or other natural or nuclear disasters, mechanical failures, delayed customs processing, the spread of an infectious disease, virus or other widespread illness and more. Additionally, as the Company grows in best cost countries, the risk for such disruptions is heightened. Similarly, a potential quality issue could force the Company to halt deliveries while it validates the products. Even where products are ready to be shipped, or have been shipped, delays may arise before they reach the customer. The Company’s customers may halt or delay production if one of their other suppliers fails to deliver necessary components. This may cause the Company’s customers to suspend their orders or instruct us to suspend delivery of the Company's products, which may adversely affect the Company's financial performance.

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

Trade negotiations are ongoing, notably between the U.S. and Chinese governments. However, given the uncertainty regarding the negotiations, including the potential for additional tariffs or trade barriers by or between the U.S., China (including but not limited to the Uyghur Forced Labor Prevention Act), or other countries, the Company can provide no assurance that any strategies we implement to mitigate the impact of any trade actions will be successful.

The Company has invested significantly and is expected to continue to invest in joint ventures with other parties to conduct business in China and elsewhere in Asia. These investments may include manufacturing operations, technical centers, and research and development activities, to support anticipated growth in the region. If the Company is not able to strengthen existing relationships, secure additional customers, and develop market-relevant electrification, advanced driver assistance, and semi-autonomous and autonomous vehicle technologies, it may fail to realize expected rates of return on these investments.

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

The Company’s ability to effectively operate could be hindered if it fails to attract and retain key personnel

The Company’s ability to operate its business and implement its strategies effectively depends, in part, on the efforts of its executive officers and other key employees. In addition, the Company’s future success will depend on, among other factors, the ability to attract and retain qualified personnel, particularly engineers and other employees with critical expertise and skills that support key customers and products or in emerging regions. The loss of the services of any key employees, and particularly the Company’s Chief Executive Officer, or the failure to attract or retain other qualified personnel could have a material adverse effect on the Company’s business, ability to secure future programs, operating results, financial condition, and cash flow.

Work stoppages and similar events could significantly disrupt the Company’s business

Because the automotive industry relies heavily on just-in-time delivery of components during the assembly and manufacture of vehicles, a work stoppage at one or more of the Company’s manufacturing and assembly facilities could have material adverse effects on the business. Similarly, if one or more of the Company’s customers were to experience a work stoppage, that customer would likely halt or limit purchases of the Company’s products, which could result in the shutdown of the related manufacturing facilities. A significant disruption in the supply of a key component due to a work stoppage at any of the Company’s suppliers or sub-suppliers, or reduced orders from the Company’s customers as a result of work stoppages, could have a material adverse effect on the Company’s business, operating results, financial condition, and cash flow.

Industry and Competition Related Risk Factors

The Company may not realize sales represented by awarded business

The Company estimates awarded business using certain assumptions, including projected future sales volumes based on data from OEM customers and industry benchmarks. The OEM customers do not generally guarantee production volumes. In addition, awarded business may include business under arrangements that OEM customers have the right to terminate, at any time, without penalty. Therefore, the Company’s actual sales volumes, and thus the ultimate amount of revenue that it derives from such sales, are not guaranteed. If actual production orders from its customers are not consistent with the projections used by the Company in calculating the amount of its awarded business, the Company could realize substantially less revenue over the life of these projects than the projected estimate.

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

The automotive industry is cyclical and significant declines in the production levels of the Company’s major customers could reduce the Company’s sales and harm its profitability

Demand for the Company’s products is directly related to the automotive vehicle production of the Company’s major customers. Automotive sales and production are cyclical and can be affected by general economic or industry conditions, labor relations issues, fuel prices, regulatory requirements, government initiatives, trade agreements, the cost and availability of credit, and other factors. Due to overall global economic conditions, including semiconductor shortages and supply chain disruptions, the automotive industry experienced constrained production schedules in recent years. Such shortages and constrained production schedules had and may in the future have a material adverse effect on the Company’s business, profitability, financial condition and results of operations.

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

The Company is highly dependent on Ford Motor Company and decreases in this customer’s vehicle production volumes would adversely affect the Company

Ford is one of the Company’s largest ultimate customers and accounted for 22% of sales for each of the years 2023, 2022 and 2021, respectively. Accordingly, any change in Ford's vehicle production volumes may have a significant impact on the Company’s sales volume and profitability.

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

Developments or assertions by or against the Company relating to intellectual property rights could materially impact its business

The Company owns significant intellectual property, including a number of patents, trademarks, copyrights, and trade secrets and is involved in numerous licensing arrangements. The Company’s intellectual property plays an important role in maintaining its competitive position in a number of the markets served. The Company may directly or through a supplied component utilize intellectual property in its products that requires a license from a third-party. While the Company believes that such licenses generally can be obtained by the Company, or supplier if a supplied component, there is no assurance that the necessary licenses can be obtained on commercially acceptable terms or at all. Failure by the Company or its suppliers to obtain the right to use third-party intellectual property could preclude the Company from selling certain products, and developments or assertions by or against the Company relating to intellectual property rights, could have materially adverse effects on the Company’s business, operating results, financial condition, and cash flow.

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

Advances in AI technology may generate developments against which existing intellectual property laws may not adequately protect and which may also give rise to a proliferation of infringement which we may not be able to address effectively.

Privacy and security concerns (including cyber security) relating to the Company's current or future products and services could have a material adverse impact on our business, damage its reputation and deter current and potential users from using them

The Company’s products and services contain digital technology designed to support connected vehicles, and for some products may also collect and store sensitive end-user data (that may include personally identifiable information). Despite the security and risk-prevention measures the Company has implemented, including related to cybersecurity, our products or services could be breached, damaged, taken over, or otherwise interrupted by a system failure, cyberattack, malicious computer software (including malware or ransomware), unauthorized physical or electronic access, or other natural or man-made incidents or disasters. Failure of the Company’s products or services to effectively protect against these vulnerabilities can damage its reputation and adversely affect its operating results.

Further, through our products or services, the Company may gain access to sensitive, confidential, or personal data or information that is subject to privacy and security laws, regulations, and customer-imposed controls. Concerns about the Company's practices with regard to the collection, use, disclosure, or security of personal information or other privacy related matters, even if unfounded, could damage its reputation and adversely affect its operating results.

Regulatory authorities around the world are considering a number of legislative and regulatory proposals concerning cybersecurity and data protection. In addition, the interpretation and application of consumer and data protection laws in the U.S., Europe, and elsewhere are often uncertain and in flux. Complying with these various laws could cause the Company to incur substantial costs.

Tax Related Risk Factors

The Company’s expected annual effective tax rate could be volatile and could materially change as a result of changes in mix of earnings and other factors, including changes in tax laws and tax audits

We are subject to income taxes in the U.S. and various international jurisdictions. Changes in tax rates or tax laws by U.S. and international jurisdictions and tax audits could adversely impact Visteon’s financial results. The Company is in a position whereby losses incurred in certain tax jurisdictions generally provide no current financial statement benefit. In addition, certain jurisdictions have statutory rates greater than or less than the United States statutory rate. As such, changes in the mix and source of earnings between jurisdictions, including changes in tax rates in those jurisdictions, could have a significant impact on the Company’s overall effective tax rate in future periods. Additionally, in the ordinary course of business, we are subject to examinations by various tax authorities. Tax authorities in various jurisdictions could also open new examinations and expand existing examinations for which the outcomes cannot be predicted with certainty. Furthermore, changes in U.S. or foreign tax laws and regulations, or their interpretation and application, could also have a significant impact on the Company’s overall effective rate in future periods. For example, the Organization for Economic Cooperation and Development (the "OECD"), the European Union and other countries (including countries in which the Company operates) have committed to enacting substantial changes to numerous long-standing tax principles impacting how large multinational enterprises are taxed. In particular, the OECD's Pillar Two initiative introduces a 15% global minimum tax applied on a country-by-country basis and for which many jurisdictions have now committed to an effective enactment date starting January 1, 2024. The impact of these potential new rules as well as any other changes in domestic and international tax rules and regulations could have a material effect on the Company’s overall effective tax rate.

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

Market Related Risk Factors

The Company is subject to significant foreign currency risks and foreign exchange exposure

As a result of Visteon's global presence, a significant portion of the Company's revenues and expenses are denominated in currencies other than the U.S. dollar. The Company is therefore subject to foreign currency risks and foreign exchange exposure. The Company's primary exposures are to the euro, Chinese renminbi, Brazilian real, Mexican peso, Thai bhat, Indian rupee, and Japanese yen. Volatility in certain exchange rates could adversely impact Visteon financial results and comparability of results from period to period.

General Risk Factors

A disruption to the Company's infrastructure of information technology systems, or those of our customers, supplies, sub-suppliers, partners, service providers or other contract parties, including because of cyberattack, could adversely affect its business and financial performance

The Company relies on the accuracy, capacity, and security of its infrastructure and information technology systems to conduct its business. The Company's systems have in the past and could in the future be breached, damaged, taken over, or otherwise interrupted by a system failure, cyberattack, malicious computer software (including malware or ransomware), unauthorized physical or electronic access, or other natural or man-made incidents or disasters. For example, on July 3, 2023, the Company experienced a disruption of certain IT services and assets at its third-party data center provider that resulted in some IT services experiencing interruptions and loss of data. These events have occurred with more frequency within our industry and are expected to continue (and possibly increase) moving forward. Any of these events could result in, amongst other things, the following to the Company or its customers, suppliers, sub-suppliers, or other contract parties: (i) a business disruption, including plant operations, (ii) theft of intellectual property, including trade secrets, or (iii) unauthorized access to personal information, including employee or end consumer personal information. Although the Company has placed a high priority on cybersecurity and continues to enhance (through investments) our controls, processes and practices designed to protect our operational systems and products from a breach, the company’s actions may not be quick enough to fully protect our operational systems and products against all vulnerabilities, including technologies developed to bypass our security measures. In addition, the company’s employees or customers may accidentally provide their access credentials or other sensitive information to bad actors who could gain access to our secure systems and networks. Nothing ensures that the company’s actions or investments to improve its systems, products, processes and risk management framework or remediate vulnerabilities will be sufficient or deployed quickly enough to prevent or limit the impact of any breach. Undetected or unrecognized breaches also create a risk to the Company since it takes time to first discover the breach and then patch the vulnerability. The Company also cannot anticipate all the various methods of attacks and have defenses prepared in advance against these types of attacks, and it cannot predict the extent, frequency or impact these attacks may have. To the extent a breach occurs as noted above, or data is lost, destroyed, or inappropriately used or disclosed, such disruptions could lead to legal claims against the Company and adversely affect the Company’s competitive position, reputation, relationships with customers, financial condition, operating results, and cash flows and/or subject us to regulatory actions, including those contemplated by data privacy laws and regulations. Moreover, the Company may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future. The Company is also dependent on the security measures implemented by our customers, suppliers, and other third-party service providers to protect their own systems, infrastructures, and products. A breach that impacts any of these third-parties' systems could result in unauthorized access to the Company’s or its customers' or suppliers' sensitive data or the Company’s own information technology systems. It could also cause the Company to be non-compliant with applicable laws, subject us to legal claims, disrupt our operations, damage our reputation, or cause a loss of confidence in our products or services, any of which could adversely affect our financial condition, operating results, or cash flow.

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

Climate change, climate change regulations, and greenhouse gas effects could adversely impact the Company’s operations and markets

Increased attention to climate change and its association with greenhouse gas emissions, expectations for companies to establish short and long-term emissions reduction targets, and changes in consumer preferences may result in increased costs, reduced profits, risks associated with new regulatory requirements, and the potential for increased litigation and governmental investigations. The U.S. federal government, certain U.S. states, and certain other countries and regions have adopted or are considering legislation or regulation imposing overall caps or taxes on greenhouse gas emissions from certain sectors including automotive. Failure to comply with any legislation or regulation could result in substantial fines, criminal sanctions, or operational changes. Moreover, even without such legislation or regulation, increased awareness of, or any adverse publicity regarding, the effects of greenhouse gases could harm the Company’s reputation or reduce customer demand for its products and services. Automakers have also started implementing climate-related initiatives and objectives each year with their suppliers, and such actions are expected to continue in the future. If the Company is unable to meet these new requirements in the future through improved operating efficiencies, new manufacturing processes, sourcing alternatives, and other sustainability initiatives, the Company’s business could be adversely affected.

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

Item 1B.    Unresolved Staff Comments

None

Item 1C.    Cybersecurity

Governance

Responsibility for assessing cybersecurity risk includes, but is not limited to, input from our Board of Directors (the "Board"), including the Audit Committee of the Board (the “Audit Committee”), senior management and the Crisis Management Team (a taskforce comprised of representatives from primary corporate and operational functions). These groups devote significant resources to cybersecurity and the risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. Visteon’s internal cyber information technology (“IT”) security team oversees and works collaboratively with various information security service providers using the National Institute of Standards and Technology (NIST) framework to regularly assess the threat landscape and support a layered cybersecurity strategy based on prevention, detection and mitigation.

The Company’s Chief Information Officer is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Audit Committee and to the full Board. Our Chief Information Officer has over two decades of experience leading cyber security oversight. The Cyber IT security team has multiple years of experience and/or are security certified (e.g., CISSP).

Risk Management, Strategy and Testing

The Audit Committee and the full Board actively participate in discussions with management and amongst themselves regarding cybersecurity risks. The Audit Committee is updated quarterly on the Company’s cybersecurity status including discussion of management’s actions to identify and detect threats, as well as planned actions in the event of a response or recovery situation. The Audit Committee’s review also includes review of recent enhancements to the Company’s defenses and management’s progress on its cybersecurity strategic roadmap. In addition, at least two times per year, the full Board reviews key performance indicators, test results and related remediation, and recent threats and how the Company is managing those threats.

The Company’s cybersecurity risk management program incorporates external guidance and expertise through the use of third-party service providers to assist in the identification, assessment and management of risks specific to cybersecurity threats, including vendors providing threat intelligence, risk mitigation, dark web monitoring, external scanning and scoring, threat and reputation monitoring, forensics, cyber-insurance, advisory services and legal counsel. Visteon engages a managed security service provider to augment its cyber IT security team and to provide additional monitoring capabilities. Visteon’s cyber IT security team reviews enterprise risk management-level cybersecurity risks regularly, and key cybersecurity risks are incorporated into the annual corporate-wide Enterprise Risk Management assessment. In addition, we have a set of Company-wide policies and procedures concerning cybersecurity matters, which include an IT security manual as well as other policies that directly or indirectly relate to cybersecurity, such as policies related to encryption standards, antivirus protection, remote access, multifactor authentication, confidential information and the use of the internet, social media, email and wireless devices. The Company has also obtained Trusted Information Security Assessment Exchange (TISAX) certification labels at multiple global locations.

The Company periodically performs simulations and tabletop exercises at a management level and incorporates external resources and advisors as needed. All employees are required to periodically complete cybersecurity training and have access to more frequent cybersecurity training through online modules.

The company regularly tests defenses by performing simulations and drills at both a technical level (including through penetration tests) and by reviewing its operational policies and procedures with third-party experts. At the management level, our cyber IT security team regularly monitors alerts and meets to discuss threat levels, trends and remediation. Our cyber IT security team conducts regular reviews of third-party hosted applications with a specific focus on any sensitive data shared with third parties. Internal audit works with internal business owners of the hosted applications to document user access reviews annually and receive from the vendor a System and Organization Controls (“SOC”) report. If a third-party vendor is not able to provide a SOC 1 report, the Company takes additional steps to assess their cybersecurity preparedness and assess our relationship on that basis.

The Company has certain products it manufactures that are more susceptible to cybersecurity threats and for those products the Company has additional specific cybersecurity risk assessments and management processes in place that aligns our internal policies, standards and development practices with customer requirements and industry standards, including the International Organization for Standardization ("ISO") 21434 control framework specific to road vehicle cybersecurity engineering. Visteon’s product level cybersecurity management is led by a separate team within the engineering department with the leader of that team reporting at least twice per-year to the Technology Committee of the Board on the risks and processes related to product level cybersecurity threats.

Visteon faces a number of cybersecurity risks in connection with its business. Although such risks have not, to date, materially affected the Company or the results of operations or financial condition the Company has from time-to-time experienced threats to and breaches of its data and systems, including malware and computer virus attacks. Despite the extensive approach Visteon takes to cybersecurity, the Company may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Company or its stakeholders. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

Item 2.    Properties

The Company's principal executive offices are located in Van Buren Township, Michigan. At December 31, 2023, the Company and its consolidated subsidiaries owned or leased:

•27 corporate offices, technical and engineering centers and customer service centers in 13 countries around the world, all of which were leased.
•14 manufacturing and/or assembly facilities in Brazil, China, India, Japan, Mexico, Portugal, Slovakia, Tunisia, and Thailand, of which 11 were leased and 3 were owned.

In addition, the Company's non-consolidated affiliates operate 6 manufacturing and/or assembly locations, primarily in the Asia Pacific region. The Company considers its facilities to be adequate for its current uses.

Item 3.Legal Proceedings

From time to time, the Company is involved in various legal matters and proceedings arising in the ordinary course of business. While the Company incurs costs, including but not limited to, attorneys’ fees, the Company does not currently expect any of these matters or proceedings to have a material effect on its results of operations, financial position or cash flows. Certain legal proceedings in which the Company is involved are discussed in Note 18, “Commitments and Contingencies” to the Company's consolidated financial statements included in Part II, Item 8 of this Form 10-K, “Financial Statements and Supplementary Data” and should be considered an integral part of Part I, Item 3, “Legal Proceedings.”

Item 4.Mine Safety Disclosures

None

Item 4A. Information about Our Executive Officers
The following table shows information about the executive officers of the Company as of February 1, 2024:

Name	Age	Position
Sachin S. Lawande	56	Director, President and Chief Executive Officer
Jerome J. Rouquet	56	Senior Vice President and Chief Financial Officer
Colleen E. Myers	48	Vice President and Chief Accounting Officer
Brett D. Pynnonen	55	Senior Vice President and Chief Legal Officer
Joao Paulo Ribeiro	54	Senior Vice President, Manufacturing, Supply Chain, and Purchasing
Qais M. Sharif	61	Senior Vice President, and General Manager of the Americas and Energy Storage Solutions
Kristin E. Trecker	58	Senior Vice President and Chief People Officer
Robert R. Vallance	63	Senior Vice President, Global Customer Business Groups, New Technology Product Lines, and General Manager APAC Region

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
Colleen E. Myers has been Visteon’s Vice President and Chief Accounting Officer since January 2024. Prior to the appointment, she was Assistant Controller since May 2021 and Senior Manager, Reporting and Consolidations since joining the Company in June 2015. Prior to that, she served as a financial reporting and internal audit supervisor at Masco Corporation and is a certified public accountant.
Brett D. Pynnonen has been Visteon’s Senior Vice President and Chief Legal Officer since December 2016. Prior to that, he was Vice President and General Counsel since joining the Company in March 2016. Before joining Visteon, he was Senior Vice President, General Counsel and Corporate Secretary of Federal-Mogul Holdings Corporation, a global automotive supplier, from November 2007 to March 2016. Prior to that, he was General Counsel and Secretary of Covansys Corporation, a technology services company, and an attorney at the law firm of Butzel Long.
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

Qais Sharif has been Visteon’s Senior Vice President and General Manager of the Americas and Energy Storage Solutions since November 2023. Prior to that he was, Vice President and General Manager of the Americas since December 2021, Vice President Displays Product Line since November 2019 and Vice President, Product Management Driver Information and Displays since joining the Company in August 2016. Prior to joining Visteon, Mr. Sharif was Vice President, Information Technology and Mobile USA Sales and Marketing at LG Display Company, an automotive supplier, and Global Vice President of Sales at TE Connectivity, a consumer electronics company.

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

Part II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock, $0.01 par value per share, trades on the Nasdaq Global Select Market under the symbol "VC". As of February 8, 2024, the Company had 2,725 shareholders of record.
No dividends were paid by the Company on its common stock during the years ended December 31, 2023 and 2022. The Company’s Board evaluates the Company’s dividend policy based on all relevant factors. The Company’s credit agreements limit the amount of cash payments for dividends that may be made. Additionally, the ability of the Company’s subsidiaries to transfer dividends is subject to various restrictions, including regulatory requirements and governmental restraints.
No sales of the Company’s common stock were made by or on behalf of the Company or an affiliated purchaser during the fourth quarter of 2023.
On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. Under this program, the Company will repurchase shares at the prevailing market prices pursuant to specified share price and daily volume limits. As of December 31, 2023, the Company has $194 million of authorized purchases of common stock remaining.
The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the fourth quarter of 2023.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 to October 31, 2023	76,515	132.76	76,515	214
November 1 to November 31, 2023	—	—	—	214
December 1 to December 31, 2023	161,238	124.04	161,238	194
Total	237,753	126.85	237,753	194
(1) The Company does not include shares surrendered to pay taxes incurred upon exercises of stock options for purposes of this Item 5 of Part II of this Annual Report on Form 10-K.
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

Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2018 through December 31, 2023, for Visteon's existing common stock, the S&P 500 Index and the Dow Jones U.S. Auto Parts Index. The graph below assumes that $100 was invested on December 31, 2018 in each of the Company's common stock, the stocks comprising the S&P 500 Index and the stocks comprising the Dow Jones U.S. Auto Parts Index, and that all dividends have been reinvested.

$300
$250
$200
$150
$100
$50
$0
2018
2019
2020
2021
2022
2023
Visteon
Dow Jones U.S. Auto Parts Index
S&P 500

	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Visteon Corporation	$100.00	$143.65	$208.23	$184.37	$217.04	$207.20
Dow Jones U.S. Auto Parts Index	$100.00	$121.42	$145.84	$166.84	$123.06	$125.33
S&P 500	$100.00	$128.88	$149.83	$190.13	$153.16	$190.27
The above comparisons are required by the Securities and Exchange Commission and are not intended to forecast or be indicative of possible future performance of the Company's common stock or the referenced indices.
Item 6.    Selected Financial Data
None

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition, and cash flows of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s consolidated financial statements and related notes appearing in Item 8 of this Form 10-K “Financial Statements and Supplementary Data”. For discussion related to changes in financial condition and the results of operations for fiscal year 2022-related items, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for fiscal year 2022, which was filed with the Securities and Exchange Commission on February 16, 2023.

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
The Company has laid out the following strategic priorities:
•Technology Innovation - The Company is an established global leader in cockpit electronics and is positioned to provide solutions as the industry transitions to the next generation automotive cockpit experience. The cockpit is becoming fully digital, connected, automated, learning and voice enabled. Visteon's broad portfolio of cockpit electronics technology, the industry's first wireless battery management system, and the development of safety technology integrated into its domain controllers positions Visteon to support these macro trends in the automotive industry.
•Long-Term Growth - The Company has continued to win business at a rate that exceeds current sales levels by demonstrating product quality, technical and development capability, new product innovation, reliability, timeliness, product design, manufacturing capability, and flexibility, as well as overall customer service.
•Enhance Shareholder Returns While Maintaining a Strong Balance Sheet - The Company has continued to maintain a strong balance sheet to withstand industry volatility while providing a foundation for future growth and shareholder returns. In March 2023, the Company announced a $300 million share repurchase program maturing at the end of 2026. The Company repurchased $106 million of Company common stock during 2023 as part of this program.

Financial Results

The pie charts below highlight the sales breakdown for Visteon for the year ended December 31, 2023.

*Regional sales are based on the geographic region where sale originates and not where customer is located (excludes inter-regional eliminations).
Global Automotive Market Conditions and Production Levels

For the last few years, the industry has been negatively impacted by the COVID-19 pandemic, worldwide semiconductor and other supply related shortages, a UAW strike, and increased geopolitical challenges. Industry vehicle volumes increased in 2022 and again in 2023 as the worldwide semiconductor and other supply related shortages have eased. However, industry production volumes of approximately 90 million units in 2023 remained below recent industry production levels that peaked in 2017 and risks related to vehicle affordability, economic uncertainty, potential geopolitical challenges, and customer market share changes create ongoing uncertainties. The magnitude of the impact on the financial statements, results of operations, and cash flows will depend on the evolution of the semiconductor supply, plant production schedules, supply chain impacts, and global economic impacts.

Company Highlights

Visteon continued to focus on execution throughout 2023, building a foundation of sustainable growth, margin expansion, and cash flow generation. Visteon reported sales of $3,954 million, a year-over-year increase of 5%, which represents continued out-performance compared to customer production. When excluding the impact of pricing from supply chain recoveries, Visteon’s base sales grew 12% from the prior year. Adjusted EBITDA* was $434 million, or 11% of sales as a result of operational leverage from higher volumes as well as commercial and cost discipline. Visteon continued to build the foundation for sustainable growth launching 129 new products during 2023. Visteon's next-generation products continue to be featured on its customer's key vehicles and platforms. Additionally, Visteon was awarded $7.2 billion in new business wins with strong representation in all product categories. Wins included cluster wins of approximately $1.6 billion, driven primarily by digital clusters, multiple SmartCore™ wins with lifetime revenue in excess of $1.3 billion, multiple large multi-display wins bringing total displays wins in excess of $0.8 billion for the year, momentum in connected services with the Company's first App Store win, first power electronics win for an integrated battery junction box, and incremental battery management system wins that extend the scope of previous customer wins.

To address the near-term challenges created from the worldwide semiconductor and supply chain shortages, Visteon continued the proactive initiatives aimed at increasing product availability for its customers while minimizing the impact of incremental costs to the business. Visteon continued to work with its customers to pass along the elevated costs caused by semiconductor shortages.

* Adjusted EBITDA is a Non-GAAP financial measure, as defined below.

Results of Operations

Year ended December 31, 2023 Compared to Year ended December 31, 2022

The Company's consolidated results of operations for the years ended December 31, 2023 and 2022 were as follows:

	Year Ended December 31,
(In millions)	2023	2022	Change
Net sales	$3,954	$3,756	$198
Cost of sales	(3,467)	(3,388)	(79)
Gross margin	487	368	119
Selling, general and administrative expenses	(207)	(188)	(19)
Restructuring and impairment	(5)	(14)	9
Interest expense, net	(7)	(10)	3
Equity in net (loss) income of non-consolidated affiliates	(10)	(1)	(9)
Other income, net	(1)	20	(21)
Income (loss) before income taxes	257	175	82
Benefit from (provision for) income taxes	248	(45)	293
Net income (loss)	505	130	375
Less: Net (income) loss attributable to non-controlling interests	(19)	(6)	(13)
Net income (loss) attributable to Visteon Corporation	$486	$124	$362
Adjusted EBITDA	$434	$348	$86
2023 includes a non-cash tax benefit of $313 million related to a reduction in the valuation allowance against the U.S. deferred tax assets.

Net Sales and Cost of Sales

(In millions)	Net Sales	Cost of Sales	Gross Margin
December 31, 2022	$3,756	$(3,388)	$368
Volume, mix, and net new business	500	(386)	114
Customer pricing, net	(256)	—	(256)
Currency	(44)	19	(25)
Engineering costs, net	—	(14)	(14)
Cost performance, design changes, and other	(2)	302	300
December 31, 2023	$3,954	$(3,467)	$487

Net sales for the year ended December 31, 2023 totaled $3,954 million, which represents an increase of $198 million compared with 2022. Volumes and net new business increased net sales by $500 million due to increases in customer production and continued market outperformance as a result of recent product launches. Customer pricing decreased net sales by $256 million primarily as a result of lower customer recoveries due to improving supply chain dynamics related to the worldwide semiconductor supply shortage. Unfavorable currency decreased net sales by $44 million, primarily attributable to the Chinese renminbi, Japanese yen, and Indian rupee, partially offset by the euro. Other cost performance, primarily related to design changes, decreased sales by $2 million.

Cost of sales increased $79 million for the year ended December 31, 2023, when compared with 2022. Volume, mix and net new business increased cost of sales by $386 million. Foreign currency decreased cost of sales by $19 million, primarily attributable to the Chinese renminbi and India rupee, partially offset by the Mexican peso. Net engineering costs, excluding currency, increased cost of sales by $14 million. Favorable cost performance, design changes and other decreased cost of sales by $302 million primarily due to improved supply chain dynamics related to the worldwide semiconductor supply shortage as well as manufacturing efficiencies.

A summary of net engineering costs is shown below:

	Year Ended December 31,
(In millions)	2023	2022
Gross engineering costs	$(330)	$(341)
Engineering recoveries	120	145
Engineering costs, net	$(210)	$(196)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $210 million for the year ended December 31, 2023, including the impacts of currency, were $14 million higher than the same period of 2022. This increase is primarily related to lower recoveries, higher personnel cost, and inflation; partially offset by the timing of project expense.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $207 million, or 5.2% of net sales, and $188 million, or 5.0% of net sales, during the years ended December 31, 2023 and 2022, respectively. The increase is primarily due to increased personnel costs and reserves for bad debt.
Restructuring and Impairment
The Company recorded $5 million and $9 million of net restructuring expense for the years ended December 31, 2023 and 2022, respectively, primarily related to employee severance.

In 2022, due to the geopolitical situation in Eastern Europe the Company elected to close the Russian facility resulting in a non-cash impairment charge of $5 million to fully impair property and equipment and reduce inventory to its net realizable value.

Interest Expense, Net

Net interest expense for the year ended December 31, 2023, was $7 million, representing a decrease of $3 million as compared to 2022. Interest expense for these periods is primarily related to the Company's term debt facility partially offset by cash balances invested at higher interest rates.
Equity in Net Income of Non-Consolidated Affiliates
Equity in net income of non-consolidated affiliates was a loss of $10 million and $1 million for the years ended December 31, 2023 and 2022, respectively. The decrease is primarily due to various operational and non-operational charges incurred at an affiliate.
Other Income, Net
Other income, net consists of the following:

	Year Ended December 31,
(In millions)	2023	2022
Pension financing benefits, net	$11	$20
Gain on sale of investment	—	3
Foreign currency translation charge	—	(3)
Township settlement	(12)	—
	$(1)	$20

Income Taxes

The Company's benefit from income taxes was $248 million for year ended December 31, 2023, an increased benefit of $293 million when compared with income tax expense in 2022. During the fourth quarter of 2023, the Company released $313 million of its deferred tax valuation allowance related to its U.S. federal and certain state deferred tax assets. Excluding this item, the $20 million year-over-year increase in income tax expense is primarily attributable to the overall increase in pre-tax income, including changes in the mix of earnings and differing tax rates between jurisdictions as well as withholding taxes.

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
The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2023 and 2022 is as follows:

	Year Ended December 31,
(In millions)	2023	2022	Change
Net income (loss) attributable to Visteon Corporation	$486	$124	$362
Depreciation and amortization	104	108	(4)
Restructuring and impairment	5	14	(9)
(Benefit from) provision for income tax	(248)	45	(293)
Non-cash, stock-based compensation expense	34	26	8
Interest expense, net	7	10	(3)
Net income (loss) attributable to non-controlling interests	19	6	13
Equity in net loss (income) of non-consolidated affiliates	10	1	9
Other, net	17	14	3
Adjusted EBITDA	$434	$348	$86
2023 includes a non-cash tax benefit of $313 million related to a reduction in the valuation allowance against the U.S. deferred tax assets.

Adjusted EBITDA was $434 million for the year ended December 31, 2023, representing an increase of $86 million when compared with Adjusted EBITDA of $348 million for 2022. Favorable volumes and mix increased Adjusted EBITDA by $114 million. Foreign currency decreased Adjusted EBITDA by $24 million, primarily attributable to the Japanese yen and Mexican peso. Net engineering costs, excluding currency, decreased Adjusted EBITDA by $12 million. Customer pricing decreased Adjusted EBITDA by $256 million primarily as a result of lower semiconductor open market purchases and the associated customer recoveries due to improving supply chain dynamics related to the worldwide semiconductor supply shortage. Other cost performance increased Adjusted EBITDA by $261 million primarily related to design changes and improved supply chain dynamics related to the worldwide semiconductor supply shortage as well as manufacturing efficiencies.

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
Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of December 31, 2023, the Company’s corporate credit rating is BB- by Standard & Poor’s. See Note 10, "Debt" in the Company's consolidated financial statements included in Item 8 of this Form 10-K for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines had availability of $151 million and the Company had $400 million of available credit under the revolving credit facility as of December 31, 2023.

Cash Balances
As of December 31, 2023, the Company had total cash and equivalents of $518 million, including $3 million of restricted cash. Cash balances totaling $383 million were located in jurisdictions outside of the United States, of which approximately $85 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017. However, the Company would be required to accrue additional tax expense primarily related to foreign withholding taxes.

Other Items Affecting Liquidity
During the year ended December 31, 2023, cash contributions to the Company's non-U.S. employee retirement plans were approximately $7 million. Additionally, the Company expects to make contributions to its US and non-US defined benefit pension plans of $9 and $7 million, respectively, during 2024.

During the year ended December 31, 2023, the Company paid $8 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is provided in Note 3, "Restructuring and Impairments" in the Company's consolidated financial statements included in Item 8 of this Form 10-K.

The Company has committed to make investments totaling $15 million in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As of December 31, 2023, the Company has contributed $12 million toward the aggregate investment commitments. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount.

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. Under this program, the Company will repurchase shares at the prevailing market prices pursuant to specified share price and daily volume limits. During the year ended December 31, 2023, the Company has purchased 783,290 shares at an average price of $135.22 related to this program.

Purchase Obligations

As of December 31, 2023, the Company has contractual purchase obligations of approximately $22 million through 2028.

Leases

The Company has operating leases primarily for corporate offices, technical and engineering centers, vehicles, and certain equipment with future lease obligations ranging from 2024 to 2033. Additional discussion regarding the Company's leasing activities is provided in Note 8, "Leases" in the Company's consolidated financial statements included in Item 8 of this Form 10-K.

Taxes

The Company may be required to make significant cash outlays related to its unrecognized tax benefits, including interest and penalties. As of December 31, 2023, the Company had unrecognized tax benefits, including interest and penalties, that would be expected to result in a cash outlay of $17 million. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the period of cash settlement, if any, with the respective taxing authorities. For further information related to the Company’s unrecognized tax benefits, see Note 13, “Income Taxes,” to the consolidated financial statements included in this Report.

Cash Flows

Operating Activities

The Company generated $267 million of cash from operating activities during the year ended December 31, 2023, as compared to $167 million during 2022 representing a $100 million increase.

The increase in cash from operations in 2023 when compared to the prior period is primarily attributable to higher Adjusted EBITDA of $86 million and improved working capital usage of $50 million, primarily related to customer collections and improved inventory management, offset by decreased payables. The increases are partially offset by an increase of $39 million of cash paid for taxes.

Investing Activities

Net cash used by investing activities during the year ended December 31, 2023 totaled $123 million, as compared to cash used of $68 million in 2022, representing increased usage of $55 million. This increase in cash used by investing activities is primarily due to increased capital expenditures of $44 million.

Financing Activities
Net cash used by financing activities during the year ended December 31, 2023 totaled $156 million, as compared to a use of $9 million for 2022, representing increased usage of $147 million. This increase is primarily attributable to repurchases of common stock of $106 million and dividends paid to non-controlling interest of $29 million during the year ended December 31, 2023. The Company also repaid $13 million of principal on the term debt facility.

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
Pension Plans
Certain Company employees participate in defined benefit pension plans or retirement/termination indemnity plans. The Company has approximately $142 million in unfunded net pension liabilities as of December 31, 2023, of which approximately $113 million and $29 million are attributable to U.S. and non-U.S. pension plans, respectively. The determination of the Company’s obligations and expense for its pension plans is dependent on assumptions set by the Company used by actuaries in calculating such amounts. Assumptions, including the discount rate, expected long-term rate of return on plan assets, and rate of increase in compensation, are described in Note 11, “Employee Benefit Plans” to the Company’s consolidated financial statements included in Item 8 of this Form 10-K, which are incorporated herein by reference.

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense in future periods. Therefore, assumptions used to calculate benefit obligations as of the annual measurement date directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits, as of December 31, 2023, are as follows:
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

	U.S. Plans		Non-U.S. Plans
	2023	2022	2023	2022
Expected Rate of Return	6.87%	6.23%	2.00% - 9.45%	2.00% - 8.90%
Long-Term Rates of Return	7.23%	6.90%	2.00% - 9.60%	2.00% - 9.45%
Actual Rates of Return	3.22%	(17.10)%	4.78%	(31.10)%
The Company has set the long-term rates of return assumptions for its 2024 pension expense which range from 2.00% to 9.60% outside the U.S. and 7.23% in the U.S.
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

	U.S. Plans		Non-U.S. Plans
	2023	2022	2023	2022
Weighted Average Discount Rates	5.40%	2.48%	5.33%	2.23%
Discount Rates	5.40%	2.48%	1.20% - 11.50%	0.55% to 9.55%
While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension benefit obligations and its future expense. The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2023 funded status and 2024 pretax pension expense.

	Impact on U.S. 2024 Pretax Pension Expense	Impact on U.S. Plan 2023 Funded Status	Impact on Non-U.S. 2024 Pretax Pension Expense	Impact on Non-U.S. Plan 2023 Funded Status
25 basis point decrease in discount rate (a)(b)	Less than -$1 million	-$17 million	Less than -$1 million	-$7 million
25 basis point increase in discount rate (a)(b)	Less than +$1 million	+$16 million	Less than +$1 million	+$6 million
25 basis point decrease in expected return on assets (a)	+$1.6 million		Less than +$1 million
25 basis point increase in expected return on assets (a)	-$1.6 million		Less than -$1 million
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
•Failure of the Company’s joint venture partners to comply with contractual obligations or to exert undue influence in China.

•Significant changes in the competitive environment in the major markets where Visteon procures materials, components, or supplies or where its products are manufactured, distributed, or sold.
•Visteon’s ability to satisfy its future capital and liquidity requirements; Visteon’s ability to access the credit and capital markets at the times and in the amounts needed and on terms acceptable to Visteon; Visteon’s ability to comply with covenants applicable to it; and the continuation of acceptable customer and supplier payment terms.
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
•Changes in economic conditions, currency exchange rates, interest rates, changes in foreign laws, regulations or trade policies, or political stability in foreign countries where Visteon procures materials, components, or supplies or where its products are manufactured, distributed, or sold.
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
Foreign Currency Risk

The Company’s net cash inflows and outflows exposed to the risk of changes in foreign currency exchange rates arise from the sale of products in countries other than the manufacturing source, foreign currency denominated customer receipts, supplier payments, debt and other payables, subsidiary dividends, investments in subsidiaries, and anticipated foreign currency denominated transaction proceeds. The Company may utilize derivative financial instruments to manage foreign currency exchange rate risks. Forward and option contracts may be utilized to reduce the impact to the Company's cash flow from adverse movements in exchange rates. Foreign currency exposures are reviewed periodically, and any natural offsets are considered prior to entering into a derivative financial instrument.

In addition to the transactional exposure described above, the Company's operating results are impacted by the translation of its foreign operating income into U.S. dollars. The Company does not enter into foreign exchange contracts to mitigate this exposure.

The hypothetical pretax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $21 million for foreign currency derivative financial instruments as of December 31, 2023 and 2022. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

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

Visteon Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Visteon Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Visteon Corporation and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, comprehensive income (loss), cash flows, and changes in equity, for each of the two years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Non-routine price adjustments - Refer to Note 1 to the financial statements

Critical Audit Matter Description

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

Auditing non-routine price adjustments requires auditor judgment to evaluate the evidence available from customer negotiations.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to non-routine price adjustments including the following, among others:
•We tested the effectiveness of controls over non-routine price adjustments.
•We tested a sample of non-routine price adjustments recorded and compared such adjustments to underlying supporting documentation.
•We inspected pricing-related communications between the Company and its customers.
•We evaluated management’s process for estimating non-routine price adjustments by comparing current year adjustments to accruals established in prior periods.
•We made inquiries of Company executives responsible for customer relationships regarding customer negotiations and non-routine price adjustments.

Income Taxes - U.S. net deferred tax asset valuation allowance - Refer to Note 1 and Note 13 to the financial statements

Critical Audit Matter Description

The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that such assets will not be realized. In determining the need for a valuation allowance, all available positive and negative evidence, including historical and projected financial performance, is considered along with any other pertinent information.

In the fourth quarter of 2023, the Company released $313 million of valuation allowance against its U.S. net deferred tax assets (“valuation allowance release”) resulting in a non-cash benefit to income tax expense. In determining the amount of the U.S. valuation allowance to release, the Company applied the incremental economic benefit approach.

Auditing the valuation allowance release required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, due to the complexity in applying the incremental economic benefit approach.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s valuation allowance release included the following, among others:

•We tested the effectiveness of controls over management’s application of the incremental economic benefit approach to determine the amount of the valuation allowance release.
•We tested the application of the incremental economic benefit approach including the underlying data and assumptions used by management.

•With the assistance of our income tax specialists, we developed an independent expectation of the amount of the valuation allowance release and compared it to management’s calculation of the valuation allowance release.

/s/ Deloitte & Touche LLP

Detroit, Michigan

February 20, 2024

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
Detroit, Michigan
February 17, 2022

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2023	2022	2021
Net sales	$3,954	$3,756	$2,773
Cost of sales	(3,467)	(3,388)	(2,519)
Gross margin	487	368	254
Selling, general and administrative expenses	(207)	(188)	(175)
Restructuring and impairment	(5)	(14)	(14)
Interest expense	(17)	(14)	(10)
Interest income	10	4	2
Equity in net (loss) income of non-consolidated affiliates	(10)	(1)	6
Other (loss) income, net	(1)	20	18
Income (loss) before income taxes	257	175	81
Benefit from (provision for) income taxes	248	(45)	(31)
Net income (loss)	505	130	50
Less: Net (income) loss attributable to non-controlling interests	(19)	(6)	(9)
Net income (loss) attributable to Visteon Corporation	$486	$124	$41

Basic earnings (loss) per share attributable to Visteon Corporation	$17.30	$4.41	$1.46

Diluted earnings (loss) per share attributable to Visteon Corporation	$17.05	$4.35	$1.44

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	Year Ended December 31,
	2023	2022	2021
Net income (loss)	$505	$130	$50

Foreign currency translation adjustments	15	(66)	(31)
Net investment hedge	(7)	8	19
Benefit plans, net of tax (a)	(51)	56	84
Unrealized hedging gains (losses), net of tax (a)	(1)	13	6
Other comprehensive income (loss), net of tax	(44)	11	78
Comprehensive income (loss)	461	141	128
Comprehensive income (loss) attributable to non-controlling interests	16	1	12
Comprehensive income (loss) attributable to Visteon Corporation	$445	$140	$116
(a) These amounts are net of income tax effects.

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2023	2022
ASSETS
Cash and equivalents	$515	$520
Restricted cash	3	3
Accounts receivable, net	666	672
Inventories, net	298	348
Other current assets	134	167
Total current assets	1,616	1,710
Property and equipment, net	418	364
Intangible assets, net	90	99
Right-of-use assets	109	124
Investments in non-consolidated affiliates	35	49
Deferred tax assets	384	42
Other non-current assets	75	62
Total assets	$2,727	$2,450
LIABILITIES AND EQUITY
Short-term debt	$18	$13
Accounts payable	551	657
Accrued employee liabilities	99	90
Current lease liability	30	29
Other current liabilities	233	246
Total current liabilities	931	1,035
Long-term debt, net	318	336
Employee benefits	160	115
Non-current lease liability	79	99
Deferred tax liabilities	31	27
Other non-current liabilities	85	64
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of December 31, 2023 and 2022)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 27.7 and 28.2 million shares outstanding as of December 31, 2023 and December 31, 2022, respectively)	1	1
Additional paid-in capital	1,356	1,352
Retained earnings	2,274	1,788
Accumulated other comprehensive loss	(254)	(213)
Treasury stock	(2,339)	(2,253)
Total Visteon Corporation stockholders’ equity	1,038	675
Non-controlling interests	85	99
Total equity	1,123	774
Total liabilities and equity	$2,727	$2,450

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2023	2022	2021
Operating Activities
Net income	$505	$130	$50
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	104	108	108
Non-cash stock-based compensation	34	26	18
Equity in net income of non-consolidated affiliates, net of dividends remitted	15	4	12
Impairments	—	5	9
U.S. tax valuation allowance benefit	(313)	—	—
Other non-cash items	(6)	(1)	14
Changes in assets and liabilities:
Accounts receivable	13	(156)	(78)
Inventories	52	(105)	(92)
Accounts payable	(130)	146	28
Other assets and other liabilities	(7)	10	(11)
Net cash provided from operating activities	267	167	58
Investing Activities
Capital expenditures, including intangibles	(125)	(81)	(70)
Contributions to equity method investments	(1)	(3)	(5)
Net investment hedge transactions	—	12	4
Other, net	3	4	8
Net cash used by investing activities	(123)	(68)	(63)
Financing Activities
Borrowings on term debt facility	—	350	—
Payments on term debt facility	—	(350)	—
Short-term debt, net	—	(4)	4
Principal repayment of term debt facility	(13)	—	—
Dividends paid to non-controlling interests	(29)	(2)	(35)
Repurchase of common stock	(106)	—	—
Stock based compensation tax withholding payments	(16)	—	—
Proceeds from the exercise of stock options	8	—	—
Other	—	(3)	2
Net cash used by financing activities	(156)	(9)	(29)
Effect of exchange rate changes on cash	7	(22)	(11)
Net increase (decrease) in cash, equivalents, and restricted cash	(5)	68	(45)
Cash, equivalents, and restricted cash at beginning of the period	523	455	500
Cash, equivalents, and restricted cash at end of the period	$518	$523	$455

Supplemental Disclosures:
Cash paid for interest, net	$5	$12	$15
Cash paid for income taxes, net of refunds	$68	$29	$15

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2020	$1	$1,348	$1,623	$(304)	$(2,281)	$387	$123	$510
Net income (loss)	—	—	41	—	—	41	9	50
Other comprehensive income (loss)	—	—	—	75	—	75	3	78
Stock-based compensation, net	—	1	—	—	12	13	—	13
Cash dividends	—	—	—	—	—	—	(35)	(35)
December 31, 2021	$1	$1,349	$1,664	$(229)	$(2,269)	$516	$100	$616
Net income (loss)	—	—	124	—	—	124	6	130
Other comprehensive income (loss)	—	—	—	16	—	16	(5)	11
Stock-based compensation, net	—	3	—	—	16	19	—	19
Cash dividends	—	—	—	—	—	—	(2)	(2)
December 31, 2022	$1	$1,352	$1,788	$(213)	$(2,253)	$675	$99	$774
Net income (loss)	—	—	486	—	—	486	19	505
Other comprehensive income (loss)	—	—	—	(41)	—	(41)	(3)	(44)
Stock-based compensation, net	—	4	—	—	21	25	—	25
Share repurchase	—	—	—	—	(107)	(107)	—	(107)
Dividends to non-controlling interest	—	—	—	—	—	—	(30)	(30)
December 31, 2023	$1	$1,356	$2,274	$(254)	$(2,339)	$1,038	$85	$1,123

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
Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after December 31, 2023 will be reflected in management's estimates for future periods.
Foreign Currency: We translate the assets and liabilities of foreign subsidiaries to United States (U.S.) dollars at end-of-period exchange rates. We translate the income statement elements of foreign subsidiaries to U.S. dollars at average-period exchange rates. We report the effect of translation for foreign subsidiaries that use the local currency as their functional currency as a separate component of stockholders' equity. Gains and losses resulting from the remeasurement of assets and liabilities in a currency other than the functional currency of a subsidiary are reported in current period income. We also report any gains and losses arising from transactions denominated in a currency other than the functional currency of a subsidiary in current period income. Net transaction gains and losses decreased net income by $2 million for the year ended December 31, 2023. Net transaction gains and losses increased net income by $5 million and $2 million for the years ended December 31, 2022 and 2021, respectively.

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
The Company’s contracts with customers involve various governing documents (sourcing agreements, master purchase agreements, terms and conditions agreements, etc.) which do not reach the level of a performance obligation of the Company until the Company receives either a purchase order and/or a customer release for a specific number of parts at a specified price, at which point the collective group of documents represent an enforceable contract. While the long-term supply agreements generally range from three to five years, customers make no commitments to volumes, and pricing or specifications can change prior to or during production. The Company recognizes revenue when control of the parts produced are transferred to the customer according to the terms of the contract, which is usually when the parts are shipped or delivered to the customer’s premises. Customers are generally invoiced upon shipment or delivery and payment generally occurs within 45 to 90 days and do not include significant financing components. Customers in China are often invoiced one month after shipment or delivery. Customer returns, when they occur, relate to quality rework issues and are not connected to any repurchase obligation of the Company. As of December 31, 2023, all unfulfilled performance obligations are expected to be fulfilled within the next twelve months.
Revenue is measured based on the transaction price and the quantity of parts specified in a contract with a customer. Discrete price adjustments may occur during the vehicle production period in order for the Company to remain competitive with market prices or based on changes in product specifications. Some of these price adjustments are non-routine in nature and require estimation. In the event the Company concludes that a portion of the revenue for a given part may vary from the purchase order, the Company records consideration at the most likely amount to which the Company expects to be entitled based on historical experience and input from customer negotiations. The Company records such estimates within Net sales and Accounts receivable, net, within the Consolidated Statements of Operations and Consolidated Balance Sheets, respectively. The Company adjusts its pricing reserves at the earlier of when the most likely amount of consideration changes or when the consideration becomes fixed. In 2023, revenue recognized related to performance obligations satisfied in previous periods represented less than 1% of consolidated net sales.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue. Shipping and handling costs associated with outbound freight after control of the parts has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of sales.
Segment: The Company reports operating and financial results in a single segment based on the consolidated information used by management in evaluating the financial performance of our business and allocating resources. This single segment reflects the Company’s core business; Electronics. The Electronics segment provides vehicle cockpit electronics products to customers, including digital instrument clusters, domain controllers with integrated advanced driver assistance systems (“ADAS”), displays, Android-based infotainment systems, and battery management systems. As the Company has one reportable segment, net sales, total assets, depreciation, amortization and capital expenditures are equal to consolidated results.

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
Other Costs within Cost of Sales: Repair and maintenance costs, certain pre-production costs, and research and development expenses are expensed as incurred. Pre-production costs expensed represent engineering and development costs that are not contractually guaranteed for reimbursement by the customer. Research and development expenses include salary and related employee benefits, contractor fees, information technology, occupancy, telecommunications, depreciation, forward model program development, and advanced engineering activities. Research and development expenses were $210 million, $196 million, and $191 million in 2023, 2022 and 2021, respectively, which includes recoveries from customers of $120 million, $145 million and $134 million, respectively.
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

Cash and Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less, including short-term time deposits, commercial paper, repurchase agreements, and money market funds to be cash and cash equivalents. As of December 31, 2023, the Company's cash balances are invested in a diversified portfolio of cash and highly liquid cash equivalents including money market funds and time deposits with highly rated banking institutions with maturities less than three months. The cost of such funds approximates fair value based on the nature of the investment.

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $2 million related to a Letter of Credit Facility, and $1 million related to cash collateral for other corporate purposes as of December 31, 2023 and 2022.

Accounts Receivable: Accounts receivable are stated at the invoiced amount, less an allowance for doubtful accounts for estimated amounts not expected to be collected, and do not bear interest.

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection on such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third-party financial institutions in exchange for cash. The Company has entered into arrangements with financial institutions to sell certain bank notes, generally maturing within nine months. Bank notes are sold with recourse but qualify as a sale as all rights to the notes have passed to the financial institution. The Company redeemed $272 million of China bank notes during the year ended December 31, 2023. Remaining amounts outstanding at third-party institutions related to sold bank notes will mature by June 30, 2024.

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

The allowance for doubtful accounts related to accounts receivable and related activity are summarized below:

	December 31,
(In millions)	2023	2022	2021
Balance at beginning of year	$5	$4	$4
Provision	2	1	—
Balance at end of year	$7	$5	$4

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

Product Tooling: Product tooling includes molds, dies, and other tools used in production of a specific part or parts of the same basic design owned either by the Company or its customers. Company owned tooling is capitalized and depreciated over the shorter of the expected useful life of the tooling or the term of the supply arrangement, generally not exceeding six years. The Company had receivables of $22 million and $20 million as of December 31, 2023 and 2022, respectively, related to product tools which will not be owned by the Company and for which there is a contractual agreement for reimbursement from the customer.
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

Government Incentives: The Company receives certain incentives from governments primarily related to research and development programs. The Company records incentives in accordance with their purpose as a reduction of expense or an offset to the related property and equipment. The benefit is recorded when all conditions related to the incentive have been met or are expected to be met and there is reasonable assurance of their receipt. The Company recorded incentive benefits of less than $1 million and $1 million for the years ended December 31, 2023 and 2022, respectively, while also reported deferred income of $1 million and $2 million as of December 31, 2023 and 2022, respectively.

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
Income Taxes: Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that such assets will not be realized. This assessment requires significant judgment, and must be done on a jurisdiction-by-jurisdiction basis. The Company monitors the realizability of its deferred tax assets taking into account all relevant factors at each reporting period. In determining the need for a valuation allowance, all available positive and negative evidence, including historical and projected financial performance, is considered along with any other pertinent information. The Company valuation allowance assessment is based on its best estimate of future results considering all available information.

The Company operates in multiple jurisdictions throughout the world and the income tax returns of its subsidiaries in various tax jurisdictions are subject to periodic examination by respective tax authorities. The Company regularly assesses the status of these examinations and the potential for adverse and/or favorable outcomes to determine the adequacy of its provision for income taxes. The Company believes that it has adequately provided for tax adjustments that it believes are more likely than not to be realized as a result of any ongoing or future examination. Accounting estimates associated with uncertain tax positions requires the Company to make judgments regarding the sustainability of each uncertain tax position based on its technical merits. If the Company determines it is more likely than not a tax position will be sustained based on its technical merits, the Company records the largest amount that is greater than 50% likely of being realized upon ultimate settlement. These estimates are updated at each reporting date based on the facts, circumstances and information available. Due to the complexity of these uncertainties, the ultimate resolution may result in a payment that is materially different from the Company's current estimate of the liabilities recorded. Accrued interest and penalties related to unrecognized tax benefits are classified as income tax expense.

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
Segment Reporting - In November 2023, the FASB issued ASU 2023-07, "Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures" to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The amendments in this ASU are effective for all public entities for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. The Company is currently evaluating the impacts of the provisions of ASU 2023-07.

Enhanced Income Tax Disclosures - In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis and early adoption is permitted. The Company is currently evaluating the potential effect of this accounting standard update on its consolidated financial statements and related disclosures.

NOTE 2. Non-Consolidated Affiliates
A summary of the Company's investments in non-consolidated equity method affiliates is provided below:

	December 31,
(In millions)	2023	2022
Yanfeng Visteon Investment Co., Ltd. ("YFVIC") (50%)	$8	$25
Limited partnerships	15	13
Others	12	11
Total investments in non-consolidated affiliates	$35	$49

Investments in Affiliates

The Company recorded equity in the net loss of non-consolidated affiliates of $10 million and $1 million for the year ended December 31, 2023 and 2022, respectively. The Company recorded equity in the net income of non-consolidated affiliates of $6 million for the year ended December 31, 2021.
The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that an other-than-temporary decline in value has occurred, an impairment loss will be recorded, which is measured as the difference between the recorded book value and the fair value of the investment. As of December 31, 2023, the Company determined that no such indicators were present.

Non-Consolidated Affiliate Transactions

In 2018, the Company committed to make a $15 million investment in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. Through December 31, 2023, the Company had contributed approximately $12 million to these entities. These investments are classified as equity method investments.

In 2022, the Company made an investment in a private limited company focused on technology development for the automotive industry of $1 million. There have been no further contributions as of December 31, 2023.

Variable Interest Entities

The Company determined that its 50% investment in YFVIC is a VIE. The Company holds a variable interest in YFVIC primarily related to its ownership interests and subordinated financial support. The Company and Yangfeng Automotive Trim Systems Co. Ltd., ("YF") each own 50% of YFVIC and neither entity has the power to control the operations of YFVIC; therefore, the Company is not the primary beneficiary of YFVIC and does not consolidate the joint venture.
A summary of transactions with affiliates is shown below:

	Year Ended December 31,
(In millions)	2023	2022
Billings to affiliates (a)	$45	$72
Purchases from affiliates (b)	$62	$78
(a) Primarily relates to parts production and engineering reimbursement
(b) Primarily relates to engineering services as well as selling, general and administrative expenses

A summary of the Company's investments in YFVIC is provided below:

	December 31,
(In millions)	2023	2022
Payables due to YFVIC	$24	$38
Exposure to loss in YFVIC
Investment in YFVIC	$8	$25
Receivables due from YFVIC	19	48
Maximum exposure to loss in YFVIC	$27	$73
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
During the year ended December 31, 2023 2022, and 2021, the Company recorded $5 million, $9 million, and $5 million, respectively, of net restructuring expense primarily related to employee severance.
Current restructuring actions include the following:
•During 2023, the Company approved and recorded $5 million of net restructuring expense globally to improve efficiencies and rationalize the Company's footprint. As of December 31, 2023, $3 million remains accrued related to these actions.

•During prior periods the Company approved various restructuring programs to improve efficiencies across the organization. As of December 31, 2023, $2 million remains accrued related to these programs.

•As of December 31, 2023, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its global Interiors business (the "Interiors Divestiture") and legacy operations of $3 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves
Restructuring reserve balances of $5 million and $3 million as of December 31, 2023 are classified as Other current liabilities and Other non-current liabilities, respectively. Restructuring reserve balances of $6 million and $5 million as of December 31, 2022 are classified as Other current liabilities and Other non-current liabilities, respectively.
The Company’s consolidated restructuring reserves and related activity are summarized below, including amounts associated with discontinued operations.

(In millions)
December 31, 2020	$49
Expense	4
Change in estimates	1
Utilization	(34)
Foreign currency	(2)
December 31, 2021	$18
Expense	6
Change in estimates	3
Utilization	(15)
Foreign currency	(1)
December 31, 2022	$11
Expense	6
Change in estimates	(1)
Utilization	(8)
Foreign currency	$—
December 31, 2023	$8

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

NOTE 4. Inventories
Inventories, net consist of the following components:

	December 31,
(In millions)	2023	2022
Raw materials	$229	$291
Work-in-process	32	26
Finished products	37	31
	$298	$348

NOTE 5. Other Assets
Other current assets are comprised of the following components:

	December 31,
(In millions)	2023	2022
Recoverable taxes	$51	$55
Contractually reimbursable engineering costs	33	35
Prepaid assets and deposits	24	18
Joint venture receivables	19	49
Contractual payments	3	—
Other	4	10
	$134	$167

Other non-current assets are comprised of the following components:

	December 31,
(In millions)	2023	2022
Contractual payments	$22	$5
Contractually reimbursable engineering costs	21	25
Recoverable taxes	10	11
Other	22	21
	$75	$62

Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of approximately $33 million in 2024, $15 million in 2025, $5 million in 2026, $1 million in 2027 and less than $1 million in 2028 and beyond.

NOTE 6. Property and Equipment

Property and equipment, net consists of the following:

		December 31,
(In millions)	Estimated Useful Life (years)	2023	2022
Land		$9	$9
Buildings and improvements	40	95	88
Machinery, equipment and other	3-15	772	713
Product tooling	3-5	86	72
Construction in progress		83	52
Total property and equipment		1,045	934
Accumulated depreciation and amortization		(627)	(570)
Property and equipment, net		$418	$364

Depreciation and product tooling amortization expenses are summarized as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Depreciation	$77	$83	$88
Amortization	7	7	6
	$84	$90	$94

The net book value of capitalized internal use software costs was approximately $8 million as of December 31, 2023 and 2022. Related amortization expense was approximately $3 million, $5 million and $8 million for the years ended 2023, 2022 and 2021, respectively.

Amortization expense related to internal use software expected for the future annual periods are as follows:

(In millions)
2024	$3
2025	2
2026	2
2027	1

NOTE 7. Intangible Assets

Intangible assets consisted of the following:

			December 31, 2023			December 31, 2022
(In millions)	Estimated Useful Life	Estimated Weighted Average Remaining Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Developed technology	10-12 years	4	$40	$(39)	$1	$40	$(39)	$1
Customer related	7-12 years	3	86	(83)	3	88	(77)	11
Capitalized software development	3-5 years	3	52	(24)	28	50	(16)	34
Other		10	26	(12)	14	17	(9)	8
Subtotal			204	(158)	46	195	(141)	54
Indefinite-Lived:
Goodwill			44	—	44	45	—	45
Total			$248	$(158)	$90	$240	$(141)	$99

Capitalized software development consists of software development costs intended for integration into customer products.

The Company recorded amortization expense of approximately $19 million, $18 million, and $14 million for the years ended December 31, 2023, 2022, and 2021, respectively, related to definite-lived intangible assets.

The Company currently estimates annual amortization expense to be as follows:

(In millions)
2024	$12
2025	12
2026	10
2027	6
2028	1

NOTE 8. Leases
The Company has operating leases primarily for corporate offices, technical and engineering centers, plants, vehicles, and certain equipment. As of December 31, 2023 and 2022 the Company had $7 million of net assets recorded under finance leasing arrangements.
Certain of the Company's lease agreements include rental payments adjusted periodically primarily for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company subleases certain real estate to third parties, which primarily consists of operating leases in the United States, Germany, and Brazil.
For the years ended December 31, 2023 and 2022, the weighted average remaining lease term and discount rate were 4 years and 4.14% and 5 years and 4.03%, respectively.

The components of lease expense are as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Operating lease expense (includes immaterial variable lease costs)	$(38)	$(36)	$(42)
Short-term lease expense	(2)	(1)	(1)
Sublease income	2	2	5
Total lease expense	$(38)	$(35)	$(38)
Other information related to leases is as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Cash flows used for operating leases	$36	$33	$37
Right-of-use assets obtained in exchange for lease obligations	$11	$17	$6
Future minimum lease payments under non-cancellable leases are as follows:

(In millions)
2024	$34
2025	30
2026	23
2027	12
2028	6
2029 and thereafter	16
Total future minimum lease payments	121
Less imputed interest	(12)
Total lease liabilities	$109

NOTE 9. Other Liabilities

Other current liabilities are summarized as follows:

	December 31,
(In millions)	2023	2022
Deferred income	$57	$55
Product warranty and recall	48	31
Joint venture payables	25	39
Non-income taxes payable	25	35
Income taxes payable	25	22
Royalty reserves	16	14
Restructuring reserves	5	6
Other	32	44
	$233	$246

Other non-current liabilities are summarized as follows:

	December 31,
(In millions)	2023	2022
Product warranty and recall accruals	$23	$20
Deferred income	12	14
Income tax reserves	12	7
Derivative financial instruments	9	2
Restructuring reserves	3	5
Other	26	16
	$85	$64

NOTE 10. Debt

The Company’s short and long-term debt consists of the following:

	Weighted Average Interest Rate		Carrying Value
(In millions)	2023	2022	2023	2022
Short-Term Debt:
Current portion of long-term debt	6.53%	5.16%	$18	$13

Long-Term Debt:
Term facility, net	6.53%	5.16%	$318	$336

As of December 19, 2019, the Company's credit agreement ("Credit Agreement") includes a $350 million Term Facility and a $400 million Revolving Credit Facility.

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
As of December 31, 2023, the Company has no other short-term borrowings, including at the Company's subsidiaries. The Company's subsidiaries have access to $151 million of capacity under short-term credit facilities.
Long-Term Debt
The Company has no outstanding borrowings on the Revolving Credit Facility as of December 31, 2023 and 2022.
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
The principal maturities of long-term debt as of December 31, 2023 is as follows:

(In millions)
2024	$18
2025	18
2026	18
2027	283
Other
The Company has a $4 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of December 31, 2023 and 2022. Additionally, the Company had

$2 million and $3 million of locally issued bank guarantees and letters of credit as of December 31, 2023 and 2022, respectively, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

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

The Company's expense for all defined benefit pension plans, is as follows:

	U.S. Plans			Non-U.S. Plans
	Year Ended December 31,			Year Ended December 31,
(In millions, except percentages)	2023	2022	2021	2023	2022	2021
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$—	$(1)	$(1)	$(1)
Pension financing benefit (cost):
Interest cost	(32)	(20)	(17)	(10)	(6)	(5)
Expected return on plan assets	41	39	37	10	9	8
Amortization of losses and other	1	(1)	(3)	1	(1)	(2)
Settlements and curtailments	—	—	—	—	—	—
Restructuring related pension cost:
Special termination benefits	—	—	—	(1)	—	(1)
Net pension income (expense)	$10	$18	$17	$(1)	$1	$(1)
Weighted Average Assumptions:
Discount rate	5.51%	2.93%	2.60%	5.30%	2.31%	1.78%
Compensation increase	NA	NA	N/A	2.69%	2.30%	2.14%
Long-term return on assets	6.87%	6.23%	6.15%	4.60%	3.70%	3.30%

The Company's total accumulated benefit obligations for all defined benefit plans was $818 million and $777 million as of
December 31, 2023 and 2022, respectively. The benefit plan obligations for employee retirement plans with accumulated benefit obligations in excess of plan assets were as follows:

	Year Ended December 31,
(In millions)	2023	2022
Accumulated benefit obligation	$671	$641
Projected benefit obligation	$674	$643
Fair value of plan assets	$529	$546

Assumptions used by the Company in determining its defined benefit pension obligations as of December 31, 2023 and 2022 are summarized in the following table:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,		Year Ended December 31,
Weighted Average Assumptions	2023	2022	2023	2022
Discount rate	5.16%	5.51%	5.07%	5.30%
Rate of increase in compensation	NA	NA	2.89%	2.69%
Cash balance interest crediting rate	4.28%	3.13%	1.25%	0.95%

The Company’s obligation for all defined benefit pension plans, is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,		Year Ended December 31,
(In millions)	2023	2022	2023	2022
Change in Benefit Obligation:
Benefit obligation — beginning	$603	$829	$178	$299
Service cost	—	—	1	1
Interest cost	32	20	10	6
Actuarial loss (gain)	27	(203)	10	(99)
Settlements	—	—	(1)	(1)
Special termination benefits	—	—	1	—
Foreign exchange translation	—	—	10	(23)
Benefits paid and other	(40)	(43)	(8)	(5)
Benefit obligation — ending	$622	$603	$201	$178
Change in Plan Assets:
Plan assets — beginning	$532	$693	$157	$258
Actual return on plan assets	17	(118)	8	(80)
Sponsor contributions	—	—	7	7
Settlements	—	—	(1)	(1)
Foreign exchange translation	—	—	9	(21)
Benefits paid and other	(40)	(43)	(8)	(6)
Plan assets — ending	$509	$532	$172	$157
Total funded status at end of period	$(113)	$(71)	$(29)	$(21)
Balance Sheet Classification:
Other non-current assets	—	$—	$3	$4
Accrued employee liabilities	—	—	(1)	—
Employee benefits	(113)	(71)	(31)	(25)

Accumulated other comprehensive loss:
Actuarial loss	65	14	32	17
Tax effects/other	(11)	—	(10)	(6)
	$54	$14	$22	$11

Components of the net change in AOCI related to all defined benefit pension plans, exclusive of amounts attributable to non-controlling interests on the Company’s Consolidated Statements of Changes in Equity for the years ended December 31, 2023 and 2022, are as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,		Year Ended December 31,
(In millions)	2023	2022	2023	2022
Actuarial (gain) loss	$50	$(44)	$13	$(10)
Deferred taxes	(11)	—	(4)	4
Currency/other	—	—	2	(3)
Reclassification to net income	1	(1)	1	(1)
Settlements	—	—	(1)	(1)
	$40	$(45)	$11	$(11)
Actuarial loss for the year ended December 31, 2023 is primarily related to a decrease in discount rates partially offset by an increase in return on assets. Actuarial gains and losses are amortized using the 10% corridor approach representing 10% times the greater of plan assets or the projected benefit obligation. Generally, the expected return is determined using a market-related value of assets where gains (losses) are recognized in a systematic manner over five years. For less significant plans, fair value is used.

Benefit payments, which reflect expected future service, are expected to be paid by the Company plans as follows:

(In millions)	U.S. Plans	Non-U.S. Plans
2024	$38	$9
2025	39	8
2026	39	8
2027	40	9
2028	41	10
Years 2029 - 2033	221	57

During the year ended December 31, 2023, the Company contributed $7 million to its non-U.S. employee retirement pension plans. Contributions related to certain non-U.S. plans of approximately $2 million have been deferred until 2024 due to COVID-19 relief measures. Additionally, the Company expects to make contributions to its US and non-US defined benefit pension plans of $9 million and $7 million, respectively during 2024.

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

The Company’s retirement plan asset allocation as of December 31, 2023 and 2022 and target allocation for 2024 are as follows:

	Target Allocation		Percentage of Plan Assets
	U.S.	Non-U.S.	U.S.		Non-U.S.
	2024	2024	2023	2022	2023	2022
Equity securities	38%	10%	30%	31%	10%	9%
Fixed income	28%	64%	17%	11%	65%	65%
Alternative strategies	33%	11%	51%	56%	11%	12%
Cash	1%	4%	2%	2%	3%	2%
Other	—%	11%	—%	—%	11%	12%
	100%	100%	100%	100%	100%	100%

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

Discount Rate for Estimated Service and Interest Cost
The Company uses the spot rate method to estimate the service and interest components of net periodic benefit cost for pension benefits for its U.S. and certain non-U.S. plans. The Company has elected to utilize an approach that discounts individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The discount rate assumption is based on market rates for a hypothetical portfolio of high-quality corporate bonds rated Aa or better with maturities closely matched to the timing of projected benefit payments for each plan at its annual measurement date. The Company used discount rates ranging from 1.2% to 11.5% to determine its pension and other benefit obligations as of December 31, 2023.
Defined Contribution Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation which is partially matched by the Company. Matching contributions for the U.S. defined contribution plan are 100% on the first 6% of pay contributed. The expense related to all defined contribution plans was approximately $6 million in 2023, $3 million in 2022, and $6 million in 2021.

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

The total recognized and unrecognized stock-based compensation expense is as follows:

	Year Ended December 31,			Unrecognized Stock-Based Compensation Expense
(In millions)	2023	2022	2021	December 31, 2023
Performance based share units	$9	$7	$5	$14
Restricted stock units	27	20	12	24
Stock options	—	—	1	—
Total stock-based compensation expense	$36	$27	$18	$38
Performance Based Share Units

The number of PSUs that will vest, ranging from 0% to 200% of the target award, is based on the Company's achievement of a pre-established relative total shareholder return goal compared to its peer group of companies over a three-year period.

A summary of PSU activity is provided below:	PSUs	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested as of December 31, 2020	180	$106.48
Granted	55	148.71
Vested	(52)	131.48
Forfeited	(15)	112.01
Non-vested as of December 31, 2021	168	112.24
Granted	98	164.24
Vested	(86)	115.70
Forfeited	(8)	141.76
Non-vested as of December 31, 2022	172	128.28
Granted	131	230.65
Vested	(137)	84.52
Forfeited	(7)	185.07
Non-vested as of December 31, 2023	159	$184.67

The grant date fair value for PSUs was determined using the Monte Carlo valuation model. Unrecognized compensation expense as of December 31, 2023 for PSUs to be settled in shares of the Company's common stock was $13 million and will be recognized over the remaining vesting period of approximately 1.9 years. The Company made cash settlement payments of less than $1 million for PSUs settled in cash during each of the years ended December 31, 2023 and 2022. Unrecognized compensation expense as of December 31, 2023 was less than $1 million for the non-vested portion of these awards and will be recognized over the remaining vesting period of approximately 1.8 years.

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

Weighted average assumptions used to estimate the fair value of PSUs granted during the years ended as of December 31, 2023 and 2022 are as follows:

	Year Ended December 31,
	2023	2022
Expected volatility	51.72%	52.12%
Risk-free rate	4.56%	1.46%
Expected dividend yield	—%	—%

Restricted Stock Units

The grant date fair value of RSUs is measured as the market closing price of the Company's common stock on the date of grant. These awards generally vest in one-third increments on the grant date anniversary over a three-year vesting period.

	Share Settled RSUs for the Year Ended December 31,
	2023	2022	2021
Granted	221,000	276,000	110,000
Weighted average grant date fair value	$159.95	$114.17	$116.71

Unrecognized compensation expense as of December 31, 2023 was $22 million for non-vested share settled RSUs and will be recognized over the remaining vesting period of approximately 1.5 years.

	Cash Settled RSUs for the Year Ended December 31,
	2023	2022	2021
Granted	15,000	17,000	6,000
Weighted average grant date fair value	$125.30	$130.47	$112.52

The Company made cash settlement payments of $1 million during the year ended December 31, 2023, and less than $1 million for the years ended December 31, 2022, and 2021. Unrecognized compensation expense as of December 31, 2023 was $2 million for non-vested cash settled RSUs and will be recognized on a weighted average basis over the remaining vesting period of approximately 1.7 years.

A summary of RSU activity is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(In thousands)
Unissued shares as of December 31, 2020	317	$82.31
Granted	117	124.34
Vested	(106)	84.80
Forfeited	(43)	88.64
Unissued shares as of December 31, 2021	285	97.68
Granted	293	115.13
Vested	(171)	91.48
Forfeited	(52)	107.10
Unissued shares as of December 31, 2022	355	113.41
Granted	236	157.81
Vested	(161)	107.89
Forfeited	(45)	136.95
Unissued shares as of December 31, 2023	385	$139.35

Beginning in the third quarter 2020, non-employee director RSU awards were granted under the terms and conditions of the 2020 Incentive Plan, and these awards vest approximately one year from the date of grant. Activity related to non-employee director grants under the 2020 Incentive Plan is included in RSU table above.

Additionally, as of December 31, 2023, the Company has approximately 89,000 outstanding RSU's awarded at a weighted average grant date fair value of $103.27 under the Non-Employee Director Stock Unit Plan which vest within one year or less but are not settled until the participant terminates board service. Total RSU's outstanding as of December 31, 2023 is approximately 474,000 inclusive of the table above.

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

The Company received payments of $6 million, $2 million, and $2 million related to the exercise of Stock Options with total intrinsic value of options exercised of $4 million, $3 million, and $1 million during the years ended December 31, 2023, 2022, and 2021, respectively. There is no remaining unrecognized compensation expense for Stock Options as of December 31, 2023.

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

No stock options or SARs were granted in 2023, 2022 or 2021.

A summary of Stock Options and SAR activity is provided below:

	Stock Options	Weighted Average Exercise Price	SARs	Weighted Average Exercise Price
	(In thousands)		(In thousands)
December 31, 2020	348	$85.46	6	$74.77
Exercised	(19)	80.74	(6)	74.77
Forfeited or expired	(17)	89.17	—	—
December 31, 2021	312	85.56	—	—
Exercised	(51)	75.05	—	—
December 31, 2022	261	87.62	—	—
Exercised	(71)	91.44	—	—
December 31, 2023	190	$86.21	—	$—

Exercisable at December 31, 2023	190	$86.21	—	$—

	Stock Options
Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price
	(In thousands)	(In years)
$60.01 - $80.00	78	3.3	$66.98
$80.01 - $100.00	64	2.3	$80.97
$100.01 - $130.00	48	1.3	$124.35
	190

NOTE 13. Income Taxes
Income Tax Provision
Details of the Company's income tax benefit from continuing operations are provided in the table below:

	Year Ended December 31,
(In millions)	2023	2022	2021
Income (Loss) Before Income Taxes: (a)
U.S	$8	$50	$(26)
Non-U.S.	259	126	101
Total income (loss) before income taxes	$267	$176	$75
Current Tax Provision (Benefit):
Non-U.S.	$73	$45	$31
U.S. state and local	—	1	—
Total current tax provision (benefit)	73	46	31
Deferred Tax Provision (Benefit):
U.S. federal	$(300)	$—	$—
Non-U.S	(8)	(1)	—
U.S. state and local	(13)	—	—
Total deferred tax provision (benefit)	(321)	(1)	—
Provision for (benefit from) for income taxes	$(248)	$45	$31

(a) Income (loss) before income taxes excludes equity in net income from non-consolidated affiliates.

A summary of the differences between the provision (benefit) for income taxes calculated at the U.S. statutory tax rate of 21% and the consolidated income tax benefit from continuing operations is shown below:

	Year Ended December 31,
(In millions)	2023	2022	2021
Tax provision (benefit) at U.S. statutory rate of 21%	$56	$37	$16
Impact of foreign operations	69	63	18
Non-U.S withholding taxes	17	9	8
Tax holidays in foreign operations	(11)	(5)	(5)
State and local income taxes	(3)	(2)	—
Tax reserve adjustments	3	3	2
Change in valuation allowance	(377)	(61)	(10)
Other	(2)	1	2
Provision for (benefit from) for income taxes	$(248)	$45	$31

The Company’s benefit from income taxes for continuing operations was $248 million for the year ended December 31, 2023. In the fourth quarter of 2023, the Company released $313 million of valuation allowance against its U.S. federal and state deferred tax assets, resulting in a non-cash benefit to income tax expense (discussed in further detail below). Other items impacting the Company’s 2023 effective tax rate include tax expense related to foreign operations of $69 million which reflects $24 million related to U.S. income taxes in connection with global intangible low-tax income ("GILTI") and Subpart F inclusions; $2 million related to income tax expense, net of foreign tax credits, associated with income from foreign subsidiaries treated as branches for U.S. income tax purposes; net $39 million income tax expense related primarily to adjusting prior year tax returns to deduct foreign taxes prior to expiration; and $4 million tax expense on foreign earnings taxed at rates higher than the U.S. statutory rate.

Items impacting the Company’s 2022 effective tax rate include tax expense related to foreign operations of $63 million which reflects $11 million related to U.S. income taxes in connection with GILTI and Subpart F inclusions; $3 million related to income tax expense, net of foreign tax credits, associated with income from foreign subsidiaries treated as branches for U.S. income tax purposes; net $44 million income tax expense related primarily to adjusting prior year tax returns to deduct foreign taxes prior to expiration; and $5 million tax expense on foreign earnings taxed at rates higher than the U.S. statutory rate. Of the $63 million income tax expense items above, $58 million were offset by a corresponding income tax benefit associated with a reduction in the U.S. valuation allowance.

Items impacting the Company’s 2021 effective tax rate include tax benefits related to foreign operations of $18 million which reflects $9 million related to U.S. income taxes in connection with GILTI and Subpart F inclusions; $6 million related to income tax expense, net of foreign tax credits, associated with income from foreign subsidiaries treated as branches for U.S. income tax purposes; net $2 million income tax expense related primarily to adjusting prior year tax returns to deduct foreign taxes prior to expiration; and $1 million tax expense on foreign earnings taxed at rates higher than the U.S. statutory rate. Of the $18 million income tax expense items above, $17 million were offset by a corresponding income tax benefit associated with a reduction in the U.S. valuation allowance.

Deferred Income Taxes and Valuation Allowances
The Company has historically provided a valuation allowance against the U.S. net deferred tax assets. However, in the fourth quarter of 2023, the Company released $313 million of valuation allowance against its U.S. net deferred tax assets, resulting in a non-cash benefit to income tax expense. In making the determination to release the valuation allowance, the Company took into consideration its cumulative income position for the most recent three-year period and forecasts of future earnings, and determined there is sufficient positive evidence to conclude that it is more likely than not that a portion of the Company’s net deferred tax assets are realizable. In determining the amount of the U.S. valuation allowance to release, the Company considered its policy to apply the incremental economic benefit approach when analyzing the impact future GILTI inclusions could have when assessing the realizability of its deferred taxes. The Company continues to maintain a valuation allowance against approximately $399 million of U.S. federal and state deferred tax assets as of December 31, 2023, because the Company has concluded they are not more likely than not to be realized.

Also during the fourth quarter of 2023, the Company reassessed future taxable income and related expected utilization of deferred tax assets in Germany resulting in the release of $9 million of valuation allowance.

As of December 31, 2023, valuation allowances totaling $355 million relate to deferred tax assets in certain foreign jurisdictions, primarily Germany and France.

The Company will continue to evaluate the available positive and negative evidence available in subsequent periods and adjust its remaining valuation allowances to an amount it determines to be more likely than not to be realized.

The Company has recorded the taxes associated with the foreign earnings it intends to repatriate in the future. The amount the Company expects to repatriate is based upon a variety of factors including current year earnings of the foreign affiliates, foreign investment needs, and the cash flow needs of the Company. As of December 31, 2023 and 2022, the Company has recorded withholding tax liabilities of $28 million and $24 million, respectively related to these earnings. The Company has not provided for deferred tax liabilities for foreign withholding or other taxes on the remainder of undistributed earnings because such earnings are considered to be permanently reinvested. It is not practicable to determine the amount of deferred tax liability on such earnings as the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.

The components of deferred income tax assets and liabilities are as follows:

	December 31,
(In millions)	2023	2022
Deferred Tax Assets:
Net operating losses and credit carryforwards	$944	$1,030
Employee benefit plans	39	28
Lease liability	38	42
Fixed assets and intangibles	16	19
Warranty	15	10
Inventory	12	13
Restructuring	2	5
Capitalized expenditures	107	58
Deferred income	6	11
Other	73	49
Gross deferred tax assets	1,252	1,265
Valuation allowance	(754)	(1,120)
Total deferred tax assets	$498	$145
Deferred Tax Liabilities:
Outside basis investment differences, including withholding tax	$66	$61
Right-of-use assets	37	41
Fixed assets and intangibles	14	11
All other	28	17
Total deferred tax liabilities	145	130
Net deferred tax assets	$353	$15
Consolidated Balance Sheet Classification:
Other non-current assets	$384	$42
Deferred tax liabilities non-current	31	27
Net deferred tax assets	$353	$15

At December 31, 2023, the Company had available non-U.S. net operating loss carryforwards and capital loss carryforwards of $1.4 billion and $17 million, respectively, which have remaining carryforward periods ranging 1 year to indefinite. The Company had available U.S. federal net operating loss carryforwards of $1.1 billion at December 31, 2023, which have remaining carryforward periods ranging from 7 years to 11 years. U.S. foreign tax credit carryforwards are $304 million at December 31, 2023, which have remaining carryforward periods ranging from 1 to 10 years. U.S. research tax credit carryforwards are $26 million at December 31, 2023. These credits will begin to expire in 2030. The Company had available tax-effected U.S. state operating loss carryforwards of $30 million at December 31, 2023, which will expire at various dates between 2024 and 2043.

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
Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2023	2022
Beginning balance	$18	$16
Tax positions related to current period
Additions	8	3
Tax positions related to prior periods
Reductions	(1)	(1)
Ending balance	$25	$18

Gross unrecognized tax benefits at December 31, 2023 and 2022 were $25 million and $18 million, respectively. Of these amounts, approximately $18 million and $10 million respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued at December 31, 2023 and 2022 were $2 million in both years.

With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2015, or state, local or non-U.S. income tax examinations for years before 2003, although U.S. net operating losses carried forward into open tax years technically remain open to adjustment. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in the U.S., Europe, Asia and Mexico could conclude within the next twelve months and result in an increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) in the amount of $12 million is included in Other non-current liabilities on the consolidated balance sheet, while $5 million is included Other current liabilities on the consolidated balance sheet, and $10 million is reflected as a reduction of deferred tax assets included in Other non-current assets. Outstanding income tax refund claims related primarily to India and Brazil jurisdictions, total $7 million as of December 31, 2023, and are included in other non-current assets on the balance sheets.

Other Tax Matters

In January 2023, the Company received a decision by the Indian Tax Authority (“ITA”) that tax applies to certain IT-related services fees paid to the U.S. which spans several years. Until this matter is resolved, the Company will likely need to remit taxes on the services in question for which payments could be significant in the aggregate. The Company believes the ITA’s decision is without merit, and intends to defend its position vigorously, and expects to recoup any taxes paid. If this matter is adversely resolved, the Company would record additional tax expense, which would include any taxes ultimately paid.

NOTE 14. Stockholders’ Equity and Non-controlling Interests

Treasury Stock

As of December 31, 2023 and 2022, respectively, the Company held 27,354,274 and 26,825,830 shares of common stock in treasury which may be used for satisfying obligations under employee incentive compensation arrangements. The Company values shares of common stock held in treasury at cost.

Non-Controlling Interests

Non-controlling interests in Visteon Corporation are as follows:

	December 31,
(In millions)	2023	2022
Shanghai Visteon Automotive Electronics Co., Ltd.	$51	$45
Yanfeng Visteon Automotive Electronics Co., Ltd.	18	37
Changchun Visteon FAWAY Automotive Electronics Co., Ltd.	14	15
Other	2	2
	$85	$99

Accumulated Other Comprehensive Income (Loss)

Changes in AOCI and reclassifications out of AOCI by component includes:

	Year Ended December 31,
(In millions)	2023	2022
Changes in AOCI:
Beginning balance	$(213)	$(229)
Other comprehensive income (loss) before reclassification, net of tax	(51)	9
Amounts reclassified from AOCI	10	7
Ending balance	$(254)	$(213)
Changes in AOCI by component:
Foreign currency translation adjustments
Beginning balance	$(210)	$(149)
Other comprehensive income (loss) before reclassification (a)	18	(64)
Amounts reclassified from AOCI (b)	—	3
Ending balance	(192)	(210)
Net investment hedge
Beginning balance	12	4
Other comprehensive income (loss) before reclassification (a)	(7)	11
Amounts reclassified from AOCI (c)	—	(3)
Ending balance	5	12
Benefit plans
Beginning balance	(25)	(81)
Other comprehensive income (loss) before reclassification, net of tax (a)	(49)	54
Amounts reclassified from AOCI	(2)	2
Ending balance	(76)	(25)
Unrealized hedging gain (loss)
Beginning balance	10	(3)
Other comprehensive income (loss) before reclassification, net of tax (a)	(13)	8
Amounts reclassified from AOCI	12	5
Ending balance	9	10
AOCI ending balance	$(254)	$(213)
(a) These amounts are net of income tax effects.
(b) Amount relates to foreign currency translation charge. (See Note, 20, "Other Income, net" for additional details.)
(c) Amounts are included in "Interest expense" within the Consolidated Statements of Operations.

Share Repurchase Program

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. Under this program, the Company will repurchase shares at the prevailing market prices pursuant to specified share price and daily volume limits. During the year ended December 31, 2023, the Company has purchased 783,290 shares at an average price of $135.22 related to this program. As of December 31, 2023, the Company has $194 million of authorized purchases of common stock remaining. Excise taxes incurred due to purchases under the program totaled $1 million for the year ended December 31, 2023.

NOTE 15. Earnings Per Share
A summary of information used to compute basic and diluted earnings per share attributable to Visteon is as follows:

	Year Ended December 31,
(In millions, except per share amounts)	2023	2022	2021
Numerator:
Net income (loss) attributable to Visteon	$486	$124	$41
Denominator:
Average common stock outstanding - basic	28.1	28.1	28.0
Dilutive effect of performance based share units and other	0.4	0.4	0.4
Diluted shares	28.5	28.5	28.4
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon:	$17.30	$4.41	$1.46

Diluted earnings (loss) per share attributable to Visteon:	$17.05	$4.35	$1.44

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

The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis are as follows:

	December 31, 2023
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Asset Category:
Retirement plan assets	$93	$112	$19	$457	$681
Interest rate swaps	$—	$7	$—	$—	$7
Liability Category:
Cross currency swaps	$—	$15	$—	$—	$15

	December 31, 2022
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Asset Category:
Retirement plan assets	$7	$152	$18	$512	$689
Interest rate swaps	$—	$10	$—	$—	10
Liability Category:
Cross currency swaps	$—	$8	$—	$—	$8

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

Retirement Plan Assets

Retirement plan assets consist of the following:

•Cash and cash equivalents, are immediately available or are highly liquid and not subject to significant market risk. Assets comprised of cash, short-term sovereign debt, or high credit-quality money market securities and instruments held directly by the plan are categorized as Level 1. Assets in a short-term investment fund ("STIF") are categorized as Level 2. Cash and cash equivalent assets denominated in currencies other than the U.S. dollar are reflected in U.S. dollar terms at the exchange rate prevailing at the balance sheet dates.

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

•Repurchase agreements represent the plans’ short-term borrowing to hedge against interest rate and inflation risks. The plans have an obligation to return the cash after the term of the agreements. Due to the short-term nature of the agreements, the outstanding balance of the obligation approximates fair value. These borrowings are categorized as Level 2.

•Other investment funds include funds that hold various short-term, real-estate related, and fixed income assets and are categorized as Level 1, Level 2, and NAV, consistent with the valuation techniques of investment funds described above.

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

•Insurance contracts are reported at cash surrender value and have significant unobservable inputs and are categorized as Level 3.

The fair values of the Company’s U.S. retirement plan assets are as follows:

(In millions)	December 31, 2023
Asset Category	Level 1	Level 2	NAV	Total
Common trust funds	$—	$—	$308	$308
LDI	—	88	—	88
Limited partnerships and hedge funds	—	—	105	105
Cash and cash equivalents	—	8	—	8
Total	$—	$96	$413	$509

(In millions)	December 31, 2022
Asset Category	Level 1	Level 2	NAV	Total
Common trust funds	$—	$—	$343	$343
LDI	—	55	—	55
Limited partnerships and hedge funds	—	—	124	124
Cash and cash equivalents	—	10	—	10
Total	$—	$65	$467	$532

The fair values of the Company’s Non-U.S. retirement plan assets are as follows:

(In millions)	December 31, 2023
Asset Category	Level 1	Level 2	Level 3	NAV	Total
Treasury and government securities	$85	$10	$—	$—	$95
Bond funds	—	24	—	—	24
Insurance contracts	—	—	19	—	19
Limited partnerships	—	—	—	11	11
Corporate debt securities	—	9	—	—	9
Common and preferred stock	3	—	—	—	3
Common trust funds	—	1	—	—	1
Cash and cash equivalents	1	—	—	—	1
Repurchase agreements	—	(41)	—	—	(41)
Other investment funds	4	13	—	33	50
Total	$93	$16	$19	$44	$172

(In millions)	December 31, 2022
Asset Category	Level 1	Level 2	Level 3	NAV	Total
Treasury and government securities	$—	$8	$—	$—	$8
Cash and cash equivalents	3	—	—	—	3
Corporate debt securities	—	9	—	—	9
Common and preferred stock	3	—	—	—	3
Common trust funds	—	1	—	—	1
Limited partnerships	—	—	—	10	10
Insurance contracts	—	—	18	—	18
Bond Funds	—	59	—	—	59
Other investment funds	1	10	—	35	46
Total	$7	$87	$18	$45	$157

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

No impairment charges were recorded for the year ended December 31, 2023.

In 2022, due to the geopolitical situation in Eastern Europe the Company closed the Russian facility resulting in a non-cash impairment charge of $5 million to fully impair property and equipment and reduce inventory to its net realizable value.

During 2021, the Company recognized an impairment charge of $9 million related to its long-lived asset group in Brazil. The fair value measurements related to the long-lived asset group rely primarily on Company-specific inputs and the Company’s assumptions about the use of the assets, as observable inputs are not available (Level 3). To determine the fair value of the long-lived asset group, the Company utilized a cost and market approach, measuring fair value on the standalone basis value premise. The Company believes the assumptions and estimates used to determine the estimated fair value of the long-lived asset group is reasonable; however, these estimates and assumptions are subject to a high degree of uncertainty. Due to many variables inherent in estimating fair value, differences in assumptions could have a material effect on the analysis. As the net carrying value of the long-lived asset group in Brazil exceeded its fair values, the Company recorded a long-lived asset impairment charge of $9 million related to property and equipment during the year ended December 31, 2022.

Fair Value of Debt
The fair value of debt was $328 million and $336 million as of December 31, 2023 and 2022, respectively. Fair value estimates were based on quoted market prices or current rates for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt is classified as Level 1 "Market Prices" and Level 2 "Other Observable Inputs" in the fair value hierarchy.
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
Currency Exchange Rate Instruments: During 2022, the Company had foreign currency hedge economic derivative instruments, with notional amounts of $32 million. These instruments were settled during 2022 and the Company had no balance as of December 31, 2022.
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

During 2022, the Company terminated existing cross currency swaps and received $9 million upon settlement. Subsequently, the Company executed cross-currency swap transactions with aggregate notional amounts of $200 million intended to mitigate the variability of U.S. dollar value investment in certain of its non-U.S. entities. These swaps are designated as net investment hedges. There was no ineffectiveness associated with such derivatives as of December 31, 2023, and the fair value of these derivatives is a non-current liability of $15 million. As of December 31, 2023, a gain of approximately $3 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

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
During 2022, the Company terminated existing interest rate swaps and received less than $1 million upon settlement. Subsequently, the Company executed new interest rate swap instruments. As of December 31, 2023, the Company had interest rate swaps with aggregate notional amounts of $250 million. The fair value of these derivatives is an non-current asset of $7 million as of December 31, 2023. As of December 31, 2023, a loss of approximately $7 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next twelve months.

As of December 31, 2022, the fair value of these derivatives was a non-current asset of $10 million.
Financial Statement Presentation
Gains and losses on derivative financial instruments for the years ended December 31, 2023 and 2022 are as follows:

	Amount of Gain (Loss)
	Recorded Income (Loss) in AOCI, net of tax		Reclassified from AOCI into Income (Loss)		Recorded in Income (Loss)
(In millions)	2023	2022	2023	2022	2023	2022
Foreign currency risk – Cost of sales:
Cash flow hedges	—	—	—	—	—	(3)
Interest rate risk - Interest expense, net:
Net investment hedges	(7)	11	—	3	—	—
Interest rate swap	(13)	8	(12)	(5)	—	—
	$(20)	$19	$(12)	$(2)	$—	$(3)

Concentrations of Credit Risk

The following is a summary of the percentage of net sales and accounts receivable from the Company's customers with a percentage of net sales greater than 10 percent:

	Percentage of Total Net Sales			Percentage of Total Accounts Receivable
	December 31,			December 31,
	2023	2022	2021	2023	2022
Ford	22%	22%	22%	16%	16%
General Motors	12%	9%	7%	15%	10%

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
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of December 31, 2023, the Company maintained accruals of approximately $8 million for claims aggregating approximately $65 million in Brazil. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
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

The following table provides a reconciliation of changes in the product warranty and recall liability:

	Year Ended December 31,
(In millions)	2023	2022
Beginning balance	$51	$50
Provisions	32	21
Change in estimates	4	1
Currency/other	1	(3)
Settlements	(17)	(18)
Ending balance	$71	$51

Guarantees and Commitments

As part of the agreements of the Climate Transaction and Interiors Divestiture, divestitures completed during 2015, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of December 31, 2023, the Company has approximately $1 million million and $2 million million of outstanding guarantees for each of the divested Climate and Interiors entities, respectively. The guarantees represent the maximum potential amount that the Company could be required to pay under the guarantees in the event of default by the guaranteed parties. These guarantees will generally cease upon expiration of current lease agreement which expire in 2026 and 2024 for the Climate and Interiors entities, respectively.

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of December 31, 2023 and that are in excess of established reserves. Based on its analysis, the Company does not reasonably expect, except as otherwise described herein, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 19. Revenue recognition and Geographical Information

Financial Information by Geographic Region

Financial information about net sales and net tangible long-lived assets by country are as follows:

	Net Sales (a)			Tangible Long-Lived Assets, Net (b)
	Year Ended December 31,			December 31,
(In millions)	2023	2022	2021	2023	2022
United States	$882	$875	$586	$105	$103
Mexico	109	96	55	54	50
Total North America	991	971	641	159	153
Portugal	840	867	608	105	85
Slovakia	352	347	257	29	36
Tunisia	106	69	53	37	21
Other Europe	—	14	44	28	32
Total Europe	1,298	1,297	962	199	174
China Domestic	614	625	576
China Export	336	245	199
Total China	950	870	775	67	64
Japan	353	330	234	29	24
India	246	227	151	59	54
Other Asia-Pacific	92	68	39	6	9
Total Other Asia-Pacific	691	625	424	94	87
South America	173	143	80	8	10
Eliminations	(149)	(150)	(109)
	$3,954	$3,756	$2,773	$527	$488
(a) Company sales based on geographic region where sale originates and not where customer is located.
(b) Tangible long-lived assets include property, plant, and equipment and right-of-use assets.

Disaggregated revenue by product lines is as follows:

	Year Ended December 31,
(In millions)	2023	2022	2021
Product Lines
Instrument clusters	$1,949	$1,782	$1,356
Cockpit domain controller	536	473	226
Infotainment	499	498	370
Information displays	367	490	402
Body and electrification electronics	314	225	134
Other	289	288	285
	$3,954	$3,756	$2,773

NOTE 20. Other Income, Net

	Year Ended December 31,
(In millions)	2023	2022	2021
Pension financing benefits, net	$11	$20	$18
Gain on sale of investment	—	3	—
Foreign currency translation charge	—	(3)	—
Township settlement	(12)	—	—
	$(1)	$20	$18
Pension financing benefits, net include return on assets net of interest costs and other amortization.
During the year ended December 31, 2023, the Company recorded a charge of $12 million in regards to the Charter Township of Van Buren, Michigan settlement. See Note 18 for more information.

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
At December 31, 2023, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2023.
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
Based on the evaluation performed under the COSO 2013 Framework as of December 31, 2023, management has concluded that the Company’s internal control over financial reporting is effective. Additionally, Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, as stated in their report which is included herein.
Item 9B.Other Information
The Company's directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of the Company's shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended December 31, 2023, no such plans or other arrangements were adopted or terminated.
Part III
Item 10.Directors, Executive Officers and Corporate Governance
Except as set forth herein, the information required by Item 10 regarding the Company's directors is incorporated by reference from the information under the captions “Item - Election of Directors,” “Corporate Governance,” and “2024 Stockholder Proposals and Nominations” in its 2024 Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company’s 2023 fiscal year. The information required by Item 10 regarding the Company's executive officers appears as Item 4A under Part I of this Form 10-K.

The Company has a code of ethics, as such phrase is defined in Item 406 of Regulation S-K, that applies to all directors, officers and employees of the Company and its subsidiaries, including the Chief Executive Officer, the Chief Financial Officer and the Chief Accounting Officer. The code, entitled “Ethics and Integrity Policy,” is available on the Company's website at www.visteon.com. The Company intends to notify investors of any amendment to or waiver of the provisions of the code of ethics applicable to its Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer at the same location on the Company’s website.

Item 11.Executive Compensation
The information required by Item 11 is incorporated by reference from the information under the captions “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” in its 2024 Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company’s 2023 fiscal year..

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in its 2024 Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company’s 2023 fiscal year..
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference from the information under the captions “Corporate Governance - Director Independence” and “Transactions with Related Persons” in its 2024 Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company’s 2023 fiscal year..
Item 14.Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference from the information under the captions “Audit Fees” and “Audit Committee Pre-Approval Process and Policies” in its 2024 Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company’s 2023 fiscal year..

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
Item 16. Form 10-K Summary
None.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	(Benefits)/ Charges to Income	Deductions(a)	Other( b)	Balance at End of Period
Year Ended December 31, 2023:
Allowance for doubtful accounts	$5	$2	$—	$—	$7
Valuation allowance for deferred taxes	1,120	(377)	—	11	754
Year Ended December 31, 2022:
Allowance for doubtful accounts	$4	$1	$—	$—	$5
Valuation allowance for deferred taxes	1,207	(61)	—	(26)	1,120
Year Ended December 31, 2021:
Allowance for doubtful accounts	$4	$—	$—	$—	$4
Valuation allowance for deferred taxes	1,263	(10)	—	(46)	1,207
____________
(a)Deductions represent uncollectible accounts charged off.
(b)Deferred taxes valuation allowance - represents adjustments recorded through other comprehensive income, exchange, expiration of tax attribute carryforwards, and various tax return true-up adjustments, all of which impact deferred taxes and the related valuation allowances. In 2023, the $11 million other increase in the valuation allowance for deferred taxes is comprised of $13 million related to exchange, offset by a decrease of $2 million primarily related to other comprehensive income. In 2022, the $26 million other decrease in the valuation allowance for deferred taxes is comprised of $15 million related to exchange and $11 million primarily related to other comprehensive income. In 2021, the $46 million other decrease in the valuation allowance for deferred taxes is comprised of $28 million related to exchange and $18 million primarily related to other comprehensive income.

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

10.3	Visteon Corporation 2020 Incentive Plan, (incorporated by reference to Appendix C to the Definitive Proxy Statement on Schedule 14A of Visteon Corporation filed on April 23, 2020).*
10.3.1	Form of Performance Stock Unit Grant Agreement (2023) under the Visteon Corporation 2020 Incentive Plan.*
10.3.2	Form of Restricted Stock Unit Grant Agreement (2023) under the Visteon Corporation 2020 Incentive Plan.*
10.4
Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the Visteon Corporation 2020 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Visteon Corporation filed on February 18, 2021)*.

Exhibit No.	Description
10.5
Visteon Corporation Amended and Restated Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of Visteon Corporation filed on October 22, 2010 (File No. 333-107104)).*

10.6
Visteon Corporation 2010 Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on November 3, 2011 (File No. 001-15827)).*

10.6.1
Amendment, dated as of September 13, 2012, to the Visteon Corporation 2010 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on September 18, 2012).*

10.6.2
Amendment, dated as of February 3, 2017, to the Visteon Corporation 2010 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on April 27, 2017 (File No. 001-15827)).*

10.6.3	Amendment, dated as of October 18, 2023, to the Visteon Corporation 2010 Supplemental Executive Retirement Plan.*
10.7	Visteon Corporation 2011 Savings Parity Plan (incorporated by reference to Exhibit 10.2 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on November 3, 2011 (File No. 001-15827)).*
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
10.9
Form of Change in Control Agreement between Visteon Corporation and executive officers of Visteon Corporation (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Visteon Corporation filed on October 31, 2012).*

10.9.1
Schedule identifying substantially identical agreements to Officer Change in Control Agreement constituting Exhibit 10.9 hereto entered into by Visteon Corporation with Ms. Trecker and Messrs. Pynnonen, Ribeiro, Rouquet, Sharif and Vallance.*

14.1
Visteon Corporation - Ethics and Integrity Policy (code of business conduct and ethics) (incorporated by reference to Exhibit 14.1 to the Annual Report on Form 10-K of Visteon Corporation filed on February 22, 2018).

21.1	Subsidiaries of Visteon Corporation.
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.
23.2	Consent of Independent Registered Public Accounting Firm, Ernst & Young LLP.
24.1	Powers of Attorney relating to execution of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated February 20, 2024.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated February 20, 2024.
32.1	Section 1350 Certification of Chief Executive Officer dated February 20, 2024.
32.2	Section 1350 Certification of Chief Financial Officer dated February 20, 2024.
97	Visteon Corporation Amended and Restated Compensation Recovery Policy
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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

VISTEON CORPORATION

By:	/s/ COLLEEN E. MYERS
Colleen E. Myers
Vice President and Chief Accounting Officer
Date: February 20, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

	Signature	Title
	/s/ SACHIN LAWANDE	Director, President and Chief Executive Officer
	Sachin Lawande	(Principal Executive Officer)

	/s/ JEROME J. ROUQUET	Senior Vice President and Chief Financial Officer
	Jerome J. Rouquet	(Principal Financial Officer)

	/s/ COLLEEN E. MYERS	Vice President and Chief Accounting Officer
	Colleen E. Myers	(Principal Accounting Officer)

	/s/ JAMES J. BARRESE*	Director
James J. Barrese

	/s/ NAOMI M. BERGMAN*	Director
Naomi M. Bergman

	/s/ JEFFREY D. JONES*	Director
Jeffrey D. Jones

	/s/ BUNSEI KURE*	Director
Bunsei Kure

	/s/ JOANNE M. MAGUIRE*	Director
Joanne M. Maguire

	/s/ ROBERT J. MANZO*	Director
Robert J. Manzo

	/s/ FRANCIS M. SCRICCO*	Director
Francis M. Scricco

	/s/ DAVID L. TREADWELL*	Director
David L. Treadwell

*By:	/s/ BRETT PYNNONEN
Brett Pynnonen
Attorney-in-Fact