Form 10-Q
period 2024-03-31
VISTEON CORP
filed 2024-04-25
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No ☐
As of April 18, 2024, the registrant had outstanding 27,596,555 shares of common stock.
Exhibit index located on page number 36.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.Condensed Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Net sales	$933	$967
Cost of sales	(814)	(857)
Gross margin	119	110
Selling, general and administrative expenses	(52)	(52)
Restructuring, net	(2)	(1)
Interest expense	(4)	(5)
Interest income	4	2
Equity in net income (loss) of non-consolidated affiliates	(4)	(5)
Other income, net	2	3
Income (loss) before income taxes	63	52
Provision for income taxes	(19)	(14)
Net income (loss)	44	38
Less: Net (income) loss attributable to non-controlling interests	(2)	(4)
Net income (loss) attributable to Visteon Corporation	$42	$34

Comprehensive income (loss)	$29	$53
Less: Comprehensive (income) loss attributable to non-controlling interests	(1)	(3)
Comprehensive income (loss) attributable to Visteon Corporation	$28	$50

Basic earnings (loss) per share attributable to Visteon Corporation	$1.52	$1.21

Diluted earnings (loss) per share attributable to Visteon Corporation	$1.50	$1.18

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	(Unaudited)
	March 31,	December 31,
	2024	2023
ASSETS
Cash and equivalents	$504	$515
Restricted cash	3	3
Accounts receivable, net	652	666
Inventories, net	342	298
Other current assets	129	134
Total current assets	1,630	1,616
Property and equipment, net	415	418
Intangible assets, net	87	90
Right-of-use assets	120	109
Investments in non-consolidated affiliates	30	35
Deferred tax assets	378	384
Other non-current assets	79	75
Total assets	$2,739	$2,727
LIABILITIES AND EQUITY
Short-term debt	$18	$18
Accounts payable	566	551
Accrued employee liabilities	84	99
Current lease liability	31	30
Other current liabilities	239	233
Total current liabilities	938	931
Long-term debt, net	314	318
Employee benefits	156	160
Non-current lease liability	89	79
Deferred tax liabilities	32	31
Other non-current liabilities	76	85
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of March 31, 2024 and December 31, 2023)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 27.6 and 27.7 million shares outstanding as of March 31, 2024 and December 31, 2023, respectively)	1	1
Additional paid-in capital	1,350	1,356
Retained earnings	2,316	2,274
Accumulated other comprehensive loss	(268)	(254)
Treasury stock	(2,350)	(2,339)
Total Visteon Corporation stockholders’ equity	1,049	1,038
Non-controlling interests	85	85
Total equity	1,134	1,123
Total liabilities and equity	$2,739	$2,727
`

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Operating Activities
Net income (loss)	$44	$38
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	22	29
Non-cash stock-based compensation	10	8
Equity in net loss (income) of non-consolidated affiliates, net of dividends remitted	4	5
Other non-cash items	3	(2)
Changes in assets and liabilities:
Accounts receivable	3	(13)
Inventories	(51)	(5)
Accounts payable	37	(59)
Other assets and other liabilities	(3)	(20)
Net cash provided from (used by) operating activities	69	(19)
Investing Activities
Capital expenditures, including intangibles	(37)	(21)
Other, net	—	1
Net cash used by investing activities	(37)	(20)
Financing Activities
Short-term debt, net	—	3
Principal repayment of term debt facility	(4)	—
Dividends paid to non-controlling interests	—	(8)
Repurchase of common stock	(20)	—
Stock based compensation tax withholding payments	(7)	—
Net cash used by financing activities	(31)	(5)
Effect of exchange rate changes on cash	(12)	8
Net decrease in cash, equivalents, and restricted cash	(11)	(36)
Cash, equivalents, and restricted cash at beginning of the period	518	523
Cash, equivalents, and restricted cash at end of the period	$507	$487

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2023	$1	$1,356	$2,274	$(254)	$(2,339)	$1,038	$85	$1,123
Net income (loss)	—	—	42	—	—	42	2	44
Other comprehensive income (loss)	—	—	—	(14)	—	(14)	(1)	(15)
Stock-based compensation, net	—	(6)	—	—	9	3	—	3
Share repurchase	—	—	—	—	(20)	(20)	—	(20)
Acquisition of non-controlling interest	—	—	—	—	—	—	(1)	(1)
March 31, 2024	$1	$1,350	$2,316	$(268)	$(2,350)	$1,049	$85	$1,134

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2022	$1	$1,352	$1,788	$(213)	$(2,253)	$675	$99	$774
Net income (loss)	—	—	34	—	—	34	4	38
Other comprehensive income (loss)	—	—	—	16	—	16	(1)	15
Stock-based compensation, net	—	(18)	—	—	13	(5)	—	(5)
Dividends to non-controlling interests	—	—	—	—	—	—	(15)	(15)
March 31, 2023	$1	$1,334	$1,822	$(197)	$(2,240)	$720	$87	$807

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

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after March 31, 2024 will be reflected in management's estimates in future periods.

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

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection on such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third-party financial institutions in exchange for cash. The Company has entered into arrangements with financial institutions to sell certain bank notes, generally maturing within nine months. Bank notes are sold with recourse but qualify as a sale as all rights to the notes have passed to the financial institution. The Company redeemed $46 million of China bank notes during the three months ended March 31, 2024. Remaining amounts outstanding at third-party institutions related to sold bank notes will mature by August 30, 2024.

Allowance for Doubtful Accounts: The Company establishes an allowance for doubtful accounts for accounts receivable based on the current expected credit loss impairment model (“CECL”). The Company applies a historical loss rate based on historic write-offs by region to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. The allowance for doubtful accounts was $8 million and $7 million as of March 31, 2024 and December 31, 2023, respectively.

Accounting Pronouncements Not Yet Adopted:

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

NOTE 2. Non-Consolidated Affiliates

Investments in Affiliates

The Company's investments in non-consolidated equity method affiliates include the following:

	March 31,	December 31,
(In millions)	2024	2023
Yanfeng Visteon Investment Co., Ltd. ("YFVIC") (50%)	$2	$8
Limited partnerships	15	15
Other	13	12
Total investments in non-consolidated affiliates	$30	$35

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
The Company's investments in YFVIC consists of the following:

	March 31,	December 31,
(In millions)	2024	2023
Payables due to YFVIC	$17	$24
Exposure to loss in YFVIC:
Investment in YFVIC	$2	$8
Receivables due from YFVIC	11	19
Maximum exposure to loss in YFVIC	$13	$27
Equity Investments
In 2018, the Company committed to make a $15 million investment in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. Through March 31, 2024, the Company had contributed approximately $12 million to these entities. These investments are classified as equity method investments.

In 2022, the Company made an investment in a private limited company focused on technology development for the automotive industry of $1 million. There have been no further contributions as of March 31, 2024.

NOTE 3. Restructuring
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

During the three months ended March 31, 2024 and 2023, the Company recorded $2 million and $1 million of restructuring expense primarily related to employee severance, respectively.

Current restructuring actions include the following:

•During the first quarter of 2024, the Company approved and recorded $2 million of net restructuring expense globally to improve efficiencies and rationalize the Company's footprint. As of March 31, 2024, $2 million remains accrued related to these actions.

•During prior periods, the Company approved various restructuring programs to improve efficiencies across the organization. As of March 31, 2024, $3 million remains accrued related to these previously announced actions.

•As of March 31, 2024, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its global Interiors business (the "Interiors Divestiture") and legacy operations of $3 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves

The Company’s restructuring reserves and related activity are summarized below.

(In millions)
December 31, 2023	$8
Expense	2
Utilization	(2)
March 31, 2024	$8

NOTE 4. Inventories

Inventories, net consist of the following components:

	March 31,	December 31,
(In millions)	2024	2023
Raw materials	$245	$229
Work-in-process	35	32
Finished products	62	37
	$342	$298

NOTE 5. Goodwill and Other Intangible Assets

Intangible assets, net are comprised of the following:

		March 31, 2024			December 31, 2023
(In millions)	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Developed technology	4	$40	$(39)	$1	$40	$(39)	$1
Customer related	3	85	(82)	3	86	(83)	3
Capitalized software development	3	52	(25)	27	52	(24)	28
Other	10	25	(13)	12	26	(12)	14
Subtotal		202	(159)	43	204	(158)	46
Indefinite-Lived:
Goodwill		44	—	44	44	—	44
Total		$246	$(159)	$87	$248	$(158)	$90

Capitalized software development consists of software development costs intended for integration into customer products.

NOTE 6. Other Assets

Other current assets are comprised of the following components:

	March 31,	December 31,
(In millions)	2024	2023
Recoverable taxes	$57	$51
Contractually reimbursable engineering costs	33	33
Prepaid assets and deposits	22	24
Joint venture receivables	11	19
Contractual payments	3	3
Other	3	4
	$129	$134

Other non-current assets are comprised of the following components:

	March 31,	December 31,
(In millions)	2024	2023
Contractual payments	$23	$22
Contractually reimbursable engineering costs	19	21
Recoverable taxes	10	10
Other	27	22
	$79	$75
Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of $27 million during the remainder of 2024, $17 million in 2025, $7 million in 2026, $1 million in 2027, and less than $1 million in 2028 and beyond.

NOTE 7. Other Liabilities

Other current liabilities are summarized as follows:

	March 31,	December 31,
(In millions)	2024	2023
Deferred income	$64	$57
Product warranty and recall accruals	48	48
Income taxes payable	28	25
Non-income taxes payable	28	25
Joint venture payables	17	25
Royalty reserves	16	16
Restructuring reserves	5	5
Other	33	32
	$239	$233

Other non-current liabilities are summarized as follows:

	March 31,	December 31,
(In millions)	2024	2023
Product warranty and recall accruals	$22	$23
Income tax reserves	12	12
Deferred income	11	12
Derivative financial instruments	4	9
Restructuring reserves	3	3
Other	24	26
	$76	$85

NOTE 8. Debt
The Company’s debt consists of the following:

	March 31,	December 31,
(In millions)	2024	2023
Short-Term Debt:
Current portion of long-term debt	$18	$18

Long-Term Debt:
Term debt facility, net	$314	$318
On July 19, 2022, the Company entered into an amended and restated Credit Agreement which included a $350 million Term Facility and a $400 million Revolving Credit Facility. The amendment, among other things, changed the Credit Agreement interest rate from a LIBOR-based rate to a Secured Overnight Financing Rate ("SOFR") based rate and extended the Credit Agreement maturity date to July 19, 2027.

On June 28, 2023, the Company amended the existing Credit Agreement to, among other things, amend certain affirmative and negative covenants.

The Company has deferred costs of $2 million and $1 million related to these amendments to the Credit Agreement, which are recorded in Other non-current assets and Long-term debt, net, respectively. The deferred costs will be amortized over the term of the Credit Agreement.

Short-Term Debt

Terms of the amended credit facility require a quarterly principal payment equal to 1.25% of the original term debt balance.

As of March 31, 2024, the Company has no other short-term borrowings, including at the Company's subsidiaries. The Company's subsidiaries have access to $148 million of capacity under short-term credit facilities.

Long-Term Debt

The Company has no outstanding borrowings on the Revolving Credit Facility as of March 31, 2024 and December 31, 2023.

Interest on the Term Facility and Revolving Credit Facility accrue interest at a rate equal to a SOFR-based rate plus an applicable margin of between 1.00% and 1.75% as determined by the Company's total gross leverage ratio. The Company can benefit from a 5 basis point decrease to the applicable margin due to a sustainability-linked pricing provision based on the Company's annual performance on reducing GHG emissions.

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

Other

The Company has a $7 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $3 million and $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of March 31, 2024 and December 31, 2023, respectively. Additionally, the Company had $2 million of bank guarantees and letters of credit issued as of March 31, 2024 and December 31, 2023, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 9. Employee Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended March 31, 2024 and 2023 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2024	2023	2024	2023
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$—	$—
Pension financing benefits (cost):
Interest cost	$(7)	$(8)	$(3)	$(2)
Expected return on plan assets	10	10	2	2
Amortization of gains and other	—	1	—	—
Total pension financing benefits:	3	3	(1)	—

Net pension benefit (cost)	$3	$3	$(1)	$—
Pension financing benefits are classified as Other income, net on the Company's condensed consolidated statements of comprehensive income.
During the three months ended March 31, 2024, cash contributions to the Company's defined benefit plans were $1 million related to its non-U.S. plans. The Company estimates that total cash contributions to its U.S. and non-U.S. defined benefit pension plans during 2024 will be $9 million and $7 million, respectively.

NOTE 10. Income Taxes
During the three month period ended March 31, 2024, the Company recorded a provision for income tax of $19 million which reflects income tax expense in countries where the Company is profitable, accrued withholding taxes, and the inability to record a tax benefit for pretax losses and/or recognize expense for pretax income in certain jurisdictions, due to valuation allowances. Pretax losses in jurisdictions where valuation allowances are maintained and no income tax benefits are recognized totaled $10 million and $11 million for the three month periods ended March 31, 2024 and March 31, 2023, respectively, resulting in an increase in the Company's effective tax rate in those years.

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

In connection with the preparation of the Company’s financial statements for the fourth quarter of 2023, the Company released $313 million of valuation allowance against its U.S. net deferred tax assets reflecting the amount more likely than not to be realized. The Company continues to carefully assess all available positive and negative evidence closely monitoring current and projected financial performance as the realization of net deferred tax assets is dependent on the Company’s ability to generate sufficient future taxable income during periods prior to the expiration of tax attributes to fully utilize these assets.

The Organization for Economic Cooperation and Development (the "OECD"), Pillar Two initiative introduced a 15% global minimum tax applied on a country-by-country basis and for which many jurisdictions have now committed to an effective enactment date starting January 1, 2024. The Company has incorporated the estimated annual effect of these new rules and the impact to the Company's effective tax rate is not material. The Company will continue to evaluate and to monitor for any changes in these new rules as well as any other changes in domestic and international tax rules and regulations.

NOTE 11. Stockholders’ Equity and Non-controlling Interests
Non-Controlling Interests
The Company's non-controlling interests are as follows:

	March 31,	December 31,
(In millions)	2024	2023
Shanghai Visteon Automotive Electronics, Co., Ltd.	$52	$51
Yanfeng Visteon Automotive Electronics Co., Ltd.	19	18
Changchun Visteon FAWAY Automotive Electronics, Co., Ltd.	13	14
Other	1	2
	$85	$85
During the three months ended March 31, 2024, the Company paid approximately $1 million to buy-out the shares of a minority joint venture partner in Tunisia.

Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended March 31,
(In millions)	2024	2023
Changes in AOCI:
Beginning balance	$(254)	$(213)
Other comprehensive income (loss) before reclassification, net of tax	(17)	15
Amounts reclassified from AOCI	3	1
Ending balance	$(268)	$(197)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(192)	$(210)
Other comprehensive income (loss) before reclassification, net of tax	(22)	21
Ending balance	(214)	(189)
Net investment hedge
Beginning balance	5	12
Other comprehensive income (loss) before reclassification, net of tax	7	(1)
Ending balance	12	11
Benefit plans
Beginning balance	(76)	(25)
Amounts reclassified from AOCI	—	(1)
Ending balance	(76)	(26)
Unrealized hedging gain (loss)
Beginning balance	9	10
Other comprehensive income (loss) before reclassification, net of tax	(2)	(5)
Amounts reclassified from AOCI	3	2
Ending balance	10	7
Total AOCI	$(268)	$(197)

Share Repurchase Program
On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. Under this program, the Company will repurchase shares at the prevailing market prices pursuant to specified share price and daily volume limits. During the three months ended March 31, 2024, the Company purchased 170,550 shares at an average price of $117.27 related to this program. As of March 31, 2024, the Company has repurchased 953,840 shares at an average price of $132.01 related to this program. Excise taxes incurred due to purchases under the program totaled less than $1 million during the three months ended March 31, 2024.

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

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended March 31,
(In millions, except per share amounts)	2024	2023
Numerator:
Net income (loss) attributable to Visteon	$42	$34
Denominator:
Average common stock outstanding - basic	27.6	28.2
Dilutive effect of performance based share units and other	0.4	0.5
Diluted shares	28.0	28.7
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon	$1.52	$1.21

Diluted earnings (loss) per share attributable to Visteon:	$1.50	$1.18

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
As of March 31, 2024 and December 31, 2023, the Company had cross-currency swaps with aggregate notional amounts of $200 million intended to mitigate the variability of U.S. dollar value investment in certain of its non-U.S. entities. These swaps are designated as net investment hedges. There was no ineffectiveness associated with such derivatives as of March 31, 2024 and December 31, 2023. The fair value of these derivatives is a non-current liability of $9 million and $15 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, a gain of approximately $1 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

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
As of March 31, 2024 and December 31, 2023, the Company had interest rate swaps with aggregate notional amounts of $250 million. The fair value of these derivatives is an non-current asset of $11 million and $7 million as of March 31, 2024 and December 31, 2023, respectively. As of March 31, 2024, a loss of approximately $2 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next twelve months.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the three months ended March 31, 2024 and 2023 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)
(In millions)	2024	2023	2024	2023
Three months ended March 31,
Interest rate risk - Interest expense, net:
Interest rate swap	(2)	(5)	(3)	(2)
Net investment hedges	7	(1)	—	—
	$5	$(6)	$(3)	$(2)
Items Not Carried at Fair Value
The Company's fair value of debt was $329 million and $328 million as of March 31, 2024 and December 31, 2023, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2 in the fair value hierarchy.
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
The Company's credit risk with any single customer does not exceed ten percent of total accounts receivable except for GM, Ford, and Nissan/Renault and their affiliates. GM represents 16% and 15% of the Company's balance as of March 31, 2024 and December 31, 2023, respectively. Ford represents 13% and 16% of the Company's balance as of March 31, 2024 and December 31, 2023, respectively. Nissan/Renault represents 10% and 9% of the Company's balance as of March 31, 2024 and December 31, 2023, respectively.

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
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. The Company maintained accruals of $8 million for claims aggregating $53 million in Brazil as of March 31, 2024. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.

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
The following table provides a rollforward of changes in the product warranty and recall claims liability:

	Three Months Ended March 31,
(In millions)	2024	2023
Beginning balance	$71	$51
Provisions	6	5
Changes in estimates	—	(1)
Currency/other	(2)	1
Settlements	(5)	(2)
Ending balance	$70	$54

Guarantees and Commitments
As part of 2015 divestitures involving the Company's former climate and interiors businesses, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of March 31, 2024, the Company has approximately $1 million and $2 million of outstanding guarantees for each of the divested Climate and Interiors entities, respectively. The guarantees represent the maximum potential amount that the Company could be required to pay under the guarantees in the event of default by the guaranteed parties. The guarantees will generally cease upon expiration of current lease agreement which expire in 2026 and in the fourth quarter of 2024 for the Climate and Interiors entities, respectively.
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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraphs where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of March 31, 2024 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 15. Revenue Recognition and Geographical Information

Financial Information by Geographic Region

Disaggregated net sales by geographical market and product lines is as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Geographical Markets
Europe	$313	$346
Americas	296	276
China Domestic	114	128
China Export	70	83
Other Asia-Pacific	173	177
Eliminations	(33)	(43)
	$933	$967
Disaggregated revenue by product lines is as follows:

	Three Months Ended March 31,
(In millions)	2024	2023
Product Lines
Instrument clusters	$440	$474
Cockpit domain controller	141	113
Infotainment	118	135
Body and electrification electronics	109	71
Information displays	81	97
Other	44	77
	$933	$967

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition, and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2023 filed with the Securities and Exchange Commission on February 20, 2024 and the financial statements and accompanying notes to the financial statements included elsewhere herein.
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

•Enhance Shareholder Returns While Maintaining a Strong Balance Sheet - The Company has continued to maintain a strong balance sheet to withstand near-term industry volatility while providing a foundation for future growth and shareholder returns. In March 2023, the Company announced a $300 million share repurchase program maturing at the end of 2026. The Company has repurchased $126 million of Company common stock under this program.

Financial Results

The pie charts below highlight the net sales breakdown for Visteon for the three months ended March 31, 2024.
Three Months Ended March 31, 2024
*Regional net sales are based on the geographic region where sales originate and not where customer is located (excludes inter-regional eliminations).
Global Automotive Market Conditions and Production Levels
Automotive industry production has been turbulent in recent years with impacts from the COVID-19 pandemic, worldwide semiconductor and other supply related shortages, a UAW strike, increased geopolitical challenges, and the industry transition to electric vehicles. Industry vehicle volumes increased in 2022 and again in 2023 as the worldwide semiconductor and other supply related shortages have eased. However, industry production volumes are expected to remain at approximately 90 million units in 2024, which is below recent industry production levels that peaked in 2017 and risks related to vehicle affordability, economic uncertainty, potential geopolitical challenges, and customer market share changes create ongoing uncertainties. The magnitude of the impact on the financial statements, results of operations, and cash flows will be dependent on plant production schedules, supply chain impacts, global economic impacts, and electric vehicle adoption.

Results of Operations - Three Months Ended March 31, 2024 and 2023
The Company's consolidated results of operations for the three months ended March 31, 2024 and 2023 were as follows:

	Three Months Ended March 31,
(In millions)	2024	2023	Change
Net sales	$933	$967	$(34)
Cost of sales	(814)	(857)	43
Gross margin	119	110	9
Selling, general and administrative expenses	(52)	(52)	—
Restructuring, net	(2)	(1)	(1)
Interest expense, net	—	(3)	3
Equity in net income (loss) of non-consolidated affiliates	(4)	(5)	1
Other income, net	2	3	(1)
Provision for income taxes	(19)	(14)	(5)
Net income (loss)	44	38	6
Less: Net (income) loss attributable to non-controlling interests	(2)	(4)	2
Net income (loss) attributable to Visteon Corporation	$42	$34	$8
Adjusted EBITDA*	$102	$99	$3
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Three months ended March 31, 2023	$967	$(857)	$110
Volume, mix, and net new business	10	(7)	3
Currency	(5)	2	(3)
Customer pricing	(39)	—	(39)
Engineering costs, net *	—	(4)	(4)
Cost performance, design changes and other	—	52	52
Three months ended March 31, 2024	$933	$(814)	$119
*Excludes the impact of currency.
Net sales for the three months ended March 31, 2024 totaled $933 million, representing a decrease of $34 million compared with the same period of 2023. Volumes and net new business increased net sales by $10 million due to market outperformance as a result of recent product launches partially offset by lower customer vehicle production volumes. Customer pricing decreased net sales by $39 million as a result of lower customer recoveries due to improving supply chain dynamics and annual price reductions. Unfavorable currency decreased net sales by $5 million, primarily attributable to the Chinese renminbi and Japanese yen, partially offset by the euro.

Cost of sales decreased by $43 million for the three months ended March 31, 2024 compared with the same period in 2023. Volume, mix and net new business increased cost of sales by $7 million. Net engineering costs, excluding currency, increased cost of sales by $4 million. Favorable currency decreased cost of sales by $2 million, primarily attributable to the Japanese yen, partially offset by the Brazilian real and Mexican peso. Favorable cost performance, design changes and other decreased cost of sales by $52 million primarily due to improved supply chain dynamics as well as manufacturing efficiencies.

A summary of net engineering costs is shown below:

	Three Months Ended March 31,
(In millions)	2024	2023
Gross engineering costs	$(83)	$(83)
Engineering recoveries	23	27
Engineering costs, net	$(60)	$(56)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $60 million for the three months ended March 31, 2024, including the impacts of currency, were $4 million higher than the same period of 2023. This increase is primarily related to the timing of recoveries.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $52 million during the three months ended March 31, 2024 and 2023.

Restructuring, Net
During the three months ended March 31, 2024 and 2023, the Company recorded $2 million and $1 million of restructuring expense primarily related to employee severance, respectively.

Interest Expense, Net

Interest expense, net, for the three months ended March 31, 2024 and 2023 was less than $1 million and $3 million, respectively. The decrease in interest expense is primarily due to higher interest income on cash balances.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was a loss of $4 million and $5 million for the three months ended March 31, 2024 and 2023, respectively.

Other Income, Net

Other income, net of $2 million and $3 million for the three-month periods ending March 31, 2024 and 2023, respectively, is primarily due to net pension financing benefits.

Income Taxes

The Company's provision for income taxes of $19 million for the three months ended March 31, 2024 represents an increase of $5 million compared with $14 million in the same period of 2023. The increase in tax expense is primarily attributable to the overall increase in net income, including changes in the mix of earnings and differing tax rates between jurisdictions.

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

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the three months ended March 31, 2024 and 2023, is as follows:

	Three Months Ended March 31,
(In millions)	2024	2023	Change
Net income (loss) attributable to Visteon Corporation	$42	$34	$8
Depreciation and amortization	22	29	(7)
Provision for income taxes	19	14	5
Non-cash, stock-based compensation expense	10	8	2
Interest expense, net	—	3	(3)
Net income (loss) attributable to non-controlling interests	2	4	(2)
Restructuring, net	2	1	1
Equity in net (income) loss of non-consolidated affiliates	4	5	(1)
Other	1	1	—
Adjusted EBITDA	$102	$99	$3

Adjusted EBITDA was $102 million for the three months ended March 31, 2024, representing an increase of $3 million when compared to $99 million for the same period of 2023. Foreign currency decreased Adjusted EBITDA by $3 million, primarily attributable to the Chinese renminbi and Mexican peso, partially offset by the Euro. Net engineering costs, excluding currency, decreased Adjusted EBITDA by $4 million as a result of lower recoveries. Favorable cost performance, design changes and other actions, partially offset by customer pricing increased Adjusted EBITDA by $8 million primarily due to improved supply chain dynamics as well as manufacturing efficiencies.

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

Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of March 31, 2024, the Company’s corporate credit rating is BB by Standard & Poor’s. See Note 8, "Debt" for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which may be utilized by the Company's local subsidiaries and consolidated joint ventures, had availability of $148 million and the Company had $400 million of available credit under the revolving credit facility, as of March 31, 2024.

Cash Balances
As of March 31, 2024, the Company had total cash and cash equivalents of $507 million, including $3 million of restricted cash. Cash balances totaling $442 million were located in jurisdictions outside of the United States, of which approximately $120 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017. However, the Company would be required to accrue additional tax expense, primarily related to foreign withholding taxes.

Other Items Affecting Liquidity
During the three months ended March 31, 2024, cash contributions to the Company's defined benefit plans were $1 million related to its non-U.S. plans. Additionally, the Company expects to make contributions to its U.S. and non-U.S. defined benefit pension plans of $9 million and $7 million, respectively, during 2024.

During the three months ended March 31, 2024, the Company paid $2 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is included in Note 3, "Restructuring and Impairments." The Company estimates that total cash restructuring payments during the next twelve months will be approximately $5 million.

The Company committed to make a $15 million investment in two funds managed by venture capital firms principally focused on the automotive sector pursuant to limited partnership agreements. As of March 31, 2024, the Company contributed $12 million toward the aggregate investment commitments. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount.

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. Under this program, the Company will repurchase shares at the prevailing market prices pursuant to specified share price and daily volume limits. During the three months ended March 31, 2024, the Company has purchased 170,550 shares at an average price of $117.27 under this program.

The Company may be required to make significant cash outlays related to its unrecognized tax benefits, including interest and penalties. As of March 31, 2024, the Company had unrecognized tax benefits, including interest and penalties, that would be expected to result in a cash outlay of $17 million. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the period of cash settlement, if any, with the respective taxing authorities.

Cash Flows
Operating Activities
The Company provided $69 million of cash from operating activities during the three months ended March 31, 2024 as compared to usage of $19 million during 2023 representing a $88 million increase.

The increase in cash from operations during the three months ended March 31, 2024 when compared to the prior period is primarily attributable to higher Adjusted EBITDA of $3 million and improved working capital usage of $66 million, primarily related to increased payables due to increased inventory purchases to support new product launches.

Investing Activities
Net cash used by investing activities during the three months ended March 31, 2024 totaled $37 million, representing a $17 million increase as compared to $20 million use of cash used by investing activities during the same period in 2023. This increase in cash used by investing activities is primarily due to increased capital expenditures of $16 million.

Financing Activities
Cash used by financing activities during the three months ended March 31, 2024 was $31 million, representing a $26 million increase as compared to $5 million use of cash used by financing activities during the same period in 2023. This increase is primarily attributable to repurchases of common stock of $20 million and principal repayments on the term debt facility of $4 million. During the three months ended March 31, 2023, subsidiary borrowings increased $3 million due to affiliate borrowings and dividends of $8 million were paid to non-controlling interests.

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
•Continued and future impacts of the geopolitical conflicts and related supply chain disruptions, including but not limited to the conflicts in the middle east, Russia and East Asia and the possible the imposition of sanctions.
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

The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be $21 million and $22 million for currency derivative financial instruments as of March 31, 2024 and December 31, 2023, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
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

As of March 31, 2024, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II
Other Information

Item 1.    Legal Proceedings

See the information above under Note 14, "Commitments and Contingencies," to the condensed consolidated financial statements which is incorporated herein by reference.

Item 1A.Risk Factors
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on February 20, 2024. See also, "Forward-Looking Statements" included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the first quarter of 2024.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 to January 31, 2024	170,550	117.27	170,550	174
February 1 to February 29, 2024	—	—	—	174
March 1 to March 31, 2024	—	—	—	174
Total	170,550	117.27	170,550	174

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

Item 5. Other Information
The Company's directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of the Company's shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2024 the following officer(s) took the following action.

Name	Title	Action	Intended to satisfy the affirmative defense of Rule 10b5-1?	Date	Number of Shares to be sold	Expiration Date
Robert R. Vallance	Senior Vice President, Global Customer Business Groups, New Technology Product Lines, and General Manager APAC Region	Adoption	Yes	3/11/2024	6,000	5/2/2025

Item 6.Exhibits
The exhibits listed on the "Exhibit Index" on Page 36 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated April 25, 2024.
31.2	Rule 13a-14(a) Certification of Senior Vice President, Chief Financial Officer dated April 25, 2024.
32.1	Section 1350 Certification of Chief Executive Officer dated April 25, 2024.
32.2	Section 1350 Certification of Senior Vice President, Chief Financial Officer dated April 25, 2024.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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
Date: April 25, 2024