Form 10-Q
period 2024-06-30
VISTEON CORP
filed 2024-07-25
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No ☐
As of July 18, 2024, the registrant had outstanding 27,606,858 shares of common stock.
Exhibit index located on page number 38.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.Condensed Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Net sales	$1,014	$983	$1,947	$1,950
Cost of sales	(867)	(879)	(1,681)	(1,736)
Gross margin	147	104	266	214
Selling, general and administrative expenses	(49)	(52)	(101)	(104)
Restructuring, net	(1)	(1)	(3)	(2)
Interest expense	(4)	(4)	(8)	(9)
Interest income	4	1	8	3
Equity in net income (loss) of non-consolidated affiliates	—	(2)	(4)	(7)
Other income (expense), net	3	(10)	5	(7)
Income (loss) before income taxes	100	36	163	88
Provision for income taxes	(25)	(13)	(44)	(27)
Net income (loss)	75	23	119	61
Less: Net (income) loss attributable to non-controlling interests	(4)	(3)	(6)	(7)
Net income (loss) attributable to Visteon Corporation	$71	$20	$113	$54

Comprehensive income (loss)	$55	$3	$84	$56
Less: Comprehensive (income) loss attributable to non-controlling interests	(2)	1	(3)	(2)
Comprehensive income (loss) attributable to Visteon Corporation	$53	$4	$81	$54

Basic earnings (loss) per share attributable to Visteon Corporation	$2.57	$0.71	$4.09	$1.91

Diluted earnings (loss) per share attributable to Visteon Corporation	$2.54	$0.70	$4.05	$1.88

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	(Unaudited)
	June 30,	December 31,
	2024	2023
ASSETS
Cash and equivalents	$505	$515
Restricted cash	3	3
Accounts receivable, net	695	666
Inventories, net	311	298
Other current assets	127	134
Total current assets	1,641	1,616
Property and equipment, net	416	418
Intangible assets, net	84	90
Right-of-use assets	111	109
Investments in non-consolidated affiliates	25	35
Deferred tax assets	371	384
Other non-current assets	83	75
Total assets	$2,731	$2,727
LIABILITIES AND EQUITY
Short-term debt	$18	$18
Accounts payable	529	551
Accrued employee liabilities	81	99
Current lease liability	31	30
Other current liabilities	228	233
Total current liabilities	887	931
Long-term debt, net	309	318
Employee benefits	149	160
Non-current lease liability	83	79
Deferred tax liabilities	34	31
Other non-current liabilities	71	85
Stockholders’ equity:
Preferred stock (par value 0.01, 50 million shares authorized, none outstanding as of June 30, 2024 and December 31, 2023)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 27.6 million shares outstanding as of June 30, 2024 and 27.7 million shares outstanding as of December 31, 2023)	1	1
Additional paid-in capital	1,360	1,356
Retained earnings	2,387	2,274
Accumulated other comprehensive loss	(286)	(254)
Treasury stock	(2,349)	(2,339)
Total Visteon Corporation stockholders’ equity	1,113	1,038
Non-controlling interests	85	85
Total equity	1,198	1,123
Total liabilities and equity	$2,731	$2,727

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Operating Activities
Net income (loss)	$119	$61
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	46	55
Non-cash stock-based compensation	21	17
Equity in net loss (income) of non-consolidated affiliates, net of dividends remitted	4	7
Other non-cash items	7	(4)
Changes in assets and liabilities:
Accounts receivable	(49)	(7)
Inventories	(23)	17
Accounts payable	8	(89)
Other assets and other liabilities	(7)	(15)
Net cash provided from (used by) operating activities	126	42
Investing Activities
Capital expenditures, including intangibles	(68)	(51)
Loan provided to non-consolidated affiliate	(5)	—
Other	1	2
Net cash used by investing activities	(72)	(49)
Financing Activities
Short-term debt, net	—	3
Principal repayment of term debt facility	(9)	(4)
Dividends to non-controlling interests	—	(15)
Repurchase of common stock	(20)	(30)
Stock based compensation tax withholding payments	(7)	(15)
Proceeds from the exercise of stock options	—	4
Net cash used by financing activities	(36)	(57)
Effect of exchange rate changes on cash	(28)	—
Net decrease in cash, equivalents, and restricted cash	(10)	(64)
Cash, equivalents, and restricted cash at beginning of the period	518	523
Cash, equivalents, and restricted cash at end of the period	$508	$459

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2023	$1	$1,356	$2,274	$(254)	$(2,339)	$1,038	$85	$1,123
Net income (loss)	—	—	42	—	—	42	2	44
Other comprehensive income (loss)	—	—	—	(14)	—	(14)	(1)	(15)
Stock-based compensation, net	—	(6)	—	—	9	3	—	3
Share repurchase	—	—	—	—	(20)	(20)	—	(20)
Acquisition of non-controlling interest	—	—	—	—	—	—	(1)	(1)
March 31, 2024	$1	$1,350	$2,316	$(268)	$(2,350)	$1,049	$85	$1,134
Net income (loss)	—	—	71	—	—	71	4	75
Other comprehensive income (loss)	—	—	—	(18)	—	(18)	(2)	(20)
Stock-based compensation, net	—	10	—	—	1	11	—	11
Dividends to non-controlling interest	—	—	—	—	—	—	(2)	(2)
June 30, 2024	$1	$1,360	$2,387	$(286)	$(2,349)	$1,113	$85	$1,198

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2022	$1	$1,352	$1,788	$(213)	$(2,253)	$675	$99	$774
Net income (loss)	—	—	34	—	—	34	4	38
Other comprehensive income (loss)	—	—	—	16	—	16	(1)	15
Stock-based compensation, net	—	(18)	—	—	13	(5)	—	(5)
Dividends to non-controlling interest	—	—	—	—	—	—	(15)	(15)
March 31, 2023	$1	$1,334	$1,822	$(197)	$(2,240)	$720	$87	$807
Net income (loss)	—	—	20	—	—	20	3	23
Other comprehensive income (loss)	—	—	—	(16)	—	(16)	(4)	(20)
Stock-based compensation, net	—	7	—	—	4	11	—	11
Share repurchase	—	—	—	—	(30)	(30)	—	(30)
Dividends to non-controlling interest	—	—	—	—	—	—	(13)	(13)
June 30, 2023	$1	$1,341	$1,842	$(213)	$(2,266)	$705	$73	$778

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

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after June 30, 2024 will be reflected in management's estimates in future periods.

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

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection on such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third-party financial institutions in exchange for cash. The Company has entered into arrangements with financial institutions to sell certain bank notes, generally maturing within nine months. Bank notes are sold with recourse but qualify as a sale as all rights to the notes have passed to the financial institution. The Company redeemed $74 million of China bank notes during the three months ended June 30, 2024. Remaining amounts outstanding at third-party institutions related to sold bank notes will mature by December 31, 2024.

Allowance for Doubtful Accounts: The Company establishes an allowance for doubtful accounts for accounts receivable based on the current expected credit loss impairment model (“CECL”). The Company applies a historical loss rate based on historic write-offs by region to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. The allowance for doubtful accounts was $8 million and $7 million as of June 30, 2024 and December 31, 2023, respectively.

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

NOTE 2. Non-Consolidated Affiliates

Investments in Affiliates

The Company's investments in non-consolidated equity method affiliates include the following:

	June 30,	December 31,
(In millions)	2024	2023
Yanfeng Visteon Investment Co., Ltd. ("YFVIC") (50%)	$1	$8
Limited partnerships	15	15
Other	9	12
Total investments in non-consolidated affiliates	$25	$35

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
The Company's investments in YFVIC consists of the following:

	June 30,	December 31,
(In millions)	2024	2023
Payables due to YFVIC	$18	$24
Exposure to loss in YFVIC:
Investment in YFVIC	$1	$8
Receivables due from YFVIC, net	13	19
Loan receivable from YFVIC	5	—
Maximum exposure to loss in YFVIC	$19	$27
During the second quarter of 2024, the Company extended a loan to YFVIC in the amount of $5 million, which is recorded in Other current assets.
Non-Consolidated affiliate Transactions
In 2018, the Company committed to make a $15 million investment in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. As of June 30, 2024, the Company has contributed a total of approximately $12 million toward the aggregate investment commitments. These limited partnerships are classified as equity method investments.

In 2022, the Company made an investment in a private limited company focused on technology development for the automotive industry of $1 million. There have been no further contributions as of June 30, 2024.

A $6 million dividend was declared by a non-consolidated affiliate during the second quarter 2024, recorded as a current asset.

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

During the six months ended June 30, 2024 and 2023, the Company recorded $3 million and $2 million of net restructuring expense primarily related to employee severance, respectively.

Current restructuring actions include the following:

•During the six months ended June 30, 2024, the Company approved and recorded $3 million of net restructuring expense globally to improve efficiencies and rationalize the Company's footprint. As of June 30, 2024, $2 million remains accrued related to this action.

•During prior periods, the Company approved various restructuring programs to improve efficiencies across the organization. As of June 30, 2024, $2 million remains accrued related to these previously announced actions.

•As of June 30, 2024, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its global Interiors business (the "Interiors Divestiture") and legacy operations of $3 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves

The Company’s restructuring reserves and related activity are summarized below.

(In millions)
December 31, 2023	$8
Expense	2
Utilization	(2)
March 31, 2024	$8
Expense	1
Utilization	(2)
June 30, 2024	$7

NOTE 4. Inventories
Inventories, net consist of the following components:

	June 30,	December 31,
(In millions)	2024	2023
Raw materials	$227	$229
Work-in-process	32	32
Finished products	52	37
	$311	$298

NOTE 5. Goodwill and Other Intangible Assets

Intangible assets, net are comprised of the following:

		June 30, 2024			December 31, 2023
(In millions)	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Developed technology	4	$34	$(33)	$1	$40	$(39)	$1
Customer related	3	10	(8)	2	86	(83)	3
Capitalized software development	3	53	(27)	26	52	(24)	28
Other	10	25	(13)	12	26	(12)	14
Subtotal		122	(81)	41	204	(158)	46
Indefinite-Lived:
Goodwill		43	—	43	44	—	44
Total		$165	$(81)	$84	$248	$(158)	$90

Capitalized software development consists of software development costs intended for integration into customer products.

NOTE 6. Other Assets

Other current assets are comprised of the following components:

	June 30,	December 31,
(In millions)	2024	2023
Recoverable taxes	$50	$51
Contractually reimbursable engineering costs	30	33
Joint venture receivables	18	19
Prepaid assets and deposits	18	24
Joint venture loan receivable	5	—
Contractual payments	2	3
Other	4	4
	$127	$134

Other non-current assets are comprised of the following components:

	June 30,	December 31,
(In millions)	2024	2023
Contractual payments	$25	$22
Contractually reimbursable engineering costs	18	21
Recoverable taxes	9	10
Derivative financial instruments	9	1
Other	22	21
	$83	$75
Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers.

The Company expects to receive cash reimbursement payments of $19 million during the remainder of 2024, $19 million in 2025, $8 million in 2026, $1 million in 2027, and $1 million in 2028 and beyond.

NOTE 7. Other Liabilities

Other current liabilities are summarized as follows:

	June 30,	December 31,
(In millions)	2024	2023
Deferred income	$49	$57
Product warranty and recall accruals	47	48
Non-income taxes payable	29	25
Income taxes payable	27	25
Joint venture payable	18	25
Royalty reserves	16	16
Restructuring reserves	4	5
Other	38	32
	$228	$233

Other non-current liabilities are summarized as follows:

	June 30,	December 31,
(In millions)	2024	2023
Product warranty and recall accruals	$22	$23
Deferred income	11	12
Income tax reserves	11	12
Derivative financial instruments	3	9
Restructuring reserves	3	3
Other	21	26
	$71	$85

NOTE 8. Debt
The Company’s debt consists of the following:

	June 30,	December 31,
(In millions)	2024	2023
Short-Term Debt:
Current Portion of long-term debt	$18	$18

Long-Term Debt:
Term debt facility, net	$309	$318
On July 19, 2022 the Company entered into an amended and restated Credit Agreement which included a $350 million Term Facility and a $400 million Revolving Credit Facility. The amendment, among other things, changed the Credit Agreement from a LIBOR-based rate to a Secured Overnight Financing Rate ("SOFR") based rate and extended the Credit Agreement maturity date to July 19, 2027.

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

As of June 30, 2024, the Company has no other short-term borrowing, including at the Company's subsidiaries. The Company's subsidiaries have access to $147 million of capacity under short-term credit facilities.
Long-Term Debt

The Company has no outstanding borrowings on the Revolving Credit Facility as of June 30, 2024 and December 31, 2023.

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

Other

The Company has a $7 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $4 million and $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of June 30, 2024 and December 31, 2023, respectively. Additionally, the Company had $2 million of locally issued bank guarantees and letters of credit as of June 30, 2024 and December 31, 2023, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 9. Employee Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended June 30, 2024 and 2023 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2024	2023	2024	2023
Costs Recognized in Income:
Pension service (cost):
Service cost	$—	$—	$(1)	$(1)
Pension financing benefits (cost):
Interest cost	$(8)	$(8)	$(2)	$(2)
Expected return on plan assets	11	10	3	2
Amortization of losses and other	—	—	—	—
Total pension financing benefits:	3	2	1	—

Net pension benefit (cost)	$3	$2	$—	$(1)
The Company's net periodic benefit costs for all defined benefit plans for the six month periods ended June 30, 2024 and 2023 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2024	2023	2024	2023
Costs Recognized in Income:
Pension service (cost):
Service cost	$—	$—	$(1)	$(1)
Pension financing benefits (costs):
Interest cost	$(15)	$(16)	$(5)	$(4)
Expected return on plan assets	21	20	5	4
Amortization of losses and other	—	1	—	—
Total pension financing benefits:	6	5	—	—

Net pension benefit (cost)	$6	$5	$(1)	$(1)
Pension financing benefits are classified as Other income (expense), net on the Company's condensed consolidated statements of comprehensive income.
During the six months ended June 30, 2024, cash contributions to the Company's defined benefit plans were $3 million related to its U.S. plans and $3 million related to its non-U.S. plans. The Company estimates that total cash contributions related to its U.S. and non-U.S. defined benefit pension plans during 2024 will be $9 million and $7 million, respectively.

NOTE 10. Income Taxes
During the six-month period ended June 30, 2024, the Company recorded a provision for income tax of $44 million. This reflects (i) income tax expense in countries where the Company is profitable, (ii) where they have accrued withholding taxes, and (iii) where they are unable to record a tax benefit for pretax losses and/or recognize expense for pretax income due to valuation allowances. Pretax losses in jurisdictions where valuation allowances are maintained and, consequently, no income tax benefits are recognized, totaled $18 million and $20 million for the six-month periods ended June 30, 2024 and 2023, respectively, resulting in an increase in the Company's effective tax rate in those years.

The Company's provision for income taxes in interim periods is computed by applying an estimated annual effective tax rate against income before income taxes, excluding equity in net income of non-consolidated affiliates for the period. Effective tax rates vary from period-to-period as separate calculations are performed for those countries where the Company's operations are profitable and whose results continue to be tax-effected, and for those countries where full valuation allowances exist and are maintained.

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

The Organization for Economic Cooperation and Development (the "OECD"), Pillar Two initiative introduced a 15% global minimum tax applied on a country-by-country basis and for which many jurisdictions have now committed to an effective enactment date starting January 1, 2024. The Company has incorporated the estimated annual effect of these new rules and the impact on the Company's effective tax rate is not material. The Company will continue to evaluate and to monitor for any changes in these new rules as well as any other changes in domestic and international tax rules and regulations.

NOTE 11. Stockholders’ Equity and Non-controlling Interests
Non-Controlling Interests
The Company's non-controlling interests are as follows:

	June 30,	December 31,
(In millions)	2024	2023
Shanghai Visteon Automotive Electronics, Co., Ltd.	$51	$51
Yanfeng Visteon Automotive Electronics Co., Ltd.	20	18
Changchun Visteon FAWAY Automotive Electronics, Co., Ltd.	13	14
Other	1	2
	$85	$85
During the six months ended June 30, 2024, the Company paid approximately $1 million to buy-out the shares of a minority joint venture partner in Tunisia.

Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Changes in AOCI:
Beginning balance	$(268)	$(197)	$(254)	$(213)
Other comprehensive income (loss) before reclassification, net of tax	(21)	(19)	(38)	(4)
Amounts reclassified from AOCI	3	3	6	4
Ending balance	$(286)	$(213)	$(286)	$(213)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(214)	$(189)	$(192)	$(210)
Other comprehensive income (loss) before reclassification, net of tax	(24)	(19)	(46)	2
Ending balance	(238)	(208)	(238)	(208)
Net investment hedge
Beginning balance	12	11	5	12
Other comprehensive income (loss) before reclassification, net of tax	3	(2)	10	(3)
Amounts reclassified from AOCI	—	—	—	—
Ending balance	15	9	15	9
Benefit plans
Beginning balance	(76)	(26)	(76)	(25)
Other comprehensive income (loss) before reclassification, net of tax	—	—	—	—
Amounts reclassified from AOCI	—	—	—	(1)
Ending balance	(76)	(26)	(76)	(26)
Unrealized hedging gain (loss)
Beginning balance	10	7	9	10
Other comprehensive income (loss) before reclassification, net of tax	—	2	(2)	(3)
Amounts reclassified from AOCI	3	3	6	5
Ending balance	13	12	13	12
Total AOCI	$(286)	$(213)	$(286)	$(213)

Share Repurchase Program

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. Under this program, the Company will repurchase shares at the prevailing market prices pursuant to specified share price and daily volume limits. During the three months ended June 30, 2024, the Company did not purchase any shares related to this program. As of June 30, 2024, the Company has repurchased 953,840 shares at an average price of $132.01 related to this program. Excise taxes incurred due to purchases under the program totaled less than $1 million during the six months ended June 30, 2024.

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

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Visteon	$71	$20	$113	$54
Denominator:
Average common stock outstanding - basic	27.6	28.3	27.6	28.3
Dilutive effect of performance based share units and other	0.3	0.4	0.3	0.4
Diluted shares	27.9	28.7	27.9	28.7
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon	$2.57	$0.71	$4.09	$1.91

Diluted earnings (loss) per share attributable to Visteon:	$2.54	$0.70	$4.05	$1.88

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
As of June 30, 2024 and December 31, 2023 the Company had cross-currency swaps with aggregate notional amounts of $200 million intended to mitigate the variability of U.S. dollar value investment in certain of its non-U.S. entities. These swaps are designated as net investment hedges. There was no ineffectiveness associated with such derivatives as of June 30, 2024 and December 31, 2023. The fair value of these derivatives is a non-current liability of $5 million and $15 million as of June 30, 2024 and December 31, 2023, respectively. A gain of approximately $4 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

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
As of June 30, 2024 and December 31, 2023 the Company had interest rate swaps with aggregate notional amounts of $250 million. The fair value of these derivatives is a non-current asset of $11 million and $7 million as of June 30, 2024 and December 31, 2023, respectively. As of June 30, 2024, a loss of approximately $7 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the three and six months ended June 30, 2024 and 2023 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)
(In millions)	2024	2023	2024	2023
Three months ended June 30,
Interest rate risk - Interest expense, net:
Interest rate swaps	—	2	(3)	(3)
Net investment hedges	3	(2)	—	—
	$3	$—	$(3)	$(3)
Six months ended June 30,
Interest rate risk - Interest expense, net:
Interest rate swaps	(2)	(3)	(6)	(5)
Net investment hedges	10	(3)	—	—
	$8	$(6)	$(6)	$(5)
Items Not Carried at Fair Value
The Company's fair value of debt was $327 million and $328 million as of June 30, 2024 and December 31, 2023, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2 in the fair value hierarchy.

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
The Company's credit risk with any single customer does not exceed ten percent of total accounts receivable except for GM, Ford, and Nissan/Renault and their affiliates. GM represents 16% and 15% of the Company's balance as of June 30, 2024 and December 31, 2023, respectively. Ford represents 13% and 16% of the Company's balance as of June 30, 2024 and December 31, 2023, respectively. Nissan/Renault represents 10% and 9% of the Company's balance as of June 30, 2024 and December 31, 2023, respectively.

NOTE 14. Commitments and Contingencies
Litigation and Claims
In 2003, the Local Development Finance Authority of the Charter Township of Van Buren, Michigan issued approximately $28 million in bonds finally maturing in 2032, the proceeds of which were used at least in part to assist in the development of the Company’s U.S. headquarters located in the Township. During January 2010, the Company and the Township entered into a settlement agreement (the “Settlement Agreement”) that, among other things, reduced the taxable value of the headquarters property to current market value and also provided that the Company would negotiate in good faith with the Township if the property tax payments were inadequate to permit the Township to meet its payment obligations with respect to the bonds. On December 9, 2019, the Township commenced litigation against the Company in Michigan’s Wayne County Circuit Court. On June 27, 2023, Visteon and the Township entered into a Settlement and Mutual Release Agreement pursuant to which Visteon, without admitting wrongdoing, will pay the Township $12 million. Payment was made in two equal installments, the first on July 3, 2023 and the second on July 1, 2024. The second payment is classified as a current liability as of June 30, 2024. The litigation commenced in Michigan’s Wayne County Circuit Court and has been dismissed with prejudice.
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. The Company maintained accruals of $7 million for claims aggregating $47 million in Brazil as of June 30, 2024. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
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

The following table provides a rollforward of changes in the product warranty and recall claims liability:

	Six Months Ended June 30,
(In millions)	2024	2023
Beginning balance	$71	$51
Provisions	12	25
Changes in estimates	(2)	—
Currency/other	(2)	—
Settlements	(10)	(7)
Ending balance	$69	$69

Guarantees and Commitments
As part of 2015 divestitures involving the Company's former climate and interiors businesses, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of June 30, 2024, the Company has $1 million and $2 million of outstanding guarantees, related to the divested Climate and Interiors entities, respectively. The guarantees represent the maximum potential amount that the Company could be required to pay under the guarantees in the event of default by the guaranteed parties. The guarantees will generally cease upon expiration of current lease agreement which expire in 2026 and 2024 for the Climate and Interiors entities, respectively.
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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraphs where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of June 30, 2024 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 15. Revenue Recognition and Geographical Information

Financial Information by Geographic Region

Disaggregated net sales by geographical market and product lines is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Geographical Markets
Americas	$364	$292	$660	$568
Europe	328	330	641	676
China Domestic	119	152	233	280
China Export	69	88	139	171
Other Asia-Pacific	168	161	341	338
Eliminations	(34)	(40)	(67)	(83)
	$1,014	$983	$1,947	$1,950

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2024	2023	2024	2023
Product Lines
Instrument clusters	$448	$477	$888	$951
Cockpit domain controller	145	138	286	251
Body and electrification electronics	152	72	261	143
Infotainment	119	126	237	261
Information displays	104	90	185	187
Other	46	80	90	157
	$1,014	$983	$1,947	$1,950

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

•Balanced Capital Allocation with a Strong Balance Sheet - The Company continues to maintain a strong balance sheet to withstand near-term industry volatility and support a balanced capital allocation framework. The Company is primarily focused on allocating capital to high-returning organic initiatives that increase internal capabilities, pursuing attractive inorganic opportunities, and returning capital to shareholders. In March 2023, the Company announced a $300 million share repurchase program maturing at the end of 2026. The Company has repurchased $126 million of Company common stock under this program.

Financial Results

The pie charts below highlight the net sales breakdown for Visteon for the three and six months ended June 30, 2024.
Three Months Ended June 30, 2024
Six Months Ended June 30, 2024
*Regional net sales are based on the geographic region where sales originate and not where customer is located (excludes inter-regional eliminations).
Global Automotive Market Conditions and Production Levels
Automotive industry production has been turbulent in recent years with impacts from the COVID-19 pandemic, worldwide semiconductor and other supply related shortages, a UAW strike, increased geopolitical challenges, and the industry transition to electric vehicles. Industry vehicle volumes increased in 2022 and again in 2023 as the worldwide semiconductor and other supply related shortages have eased. However, industry production volumes are expected to decline approximately 1 million units which equates to approximately 90 million units produced in 2024, which is below recent industry production levels that peaked in 2017. Risks related to vehicle affordability, economic uncertainty, potential geopolitical challenges, and customer market share changes create ongoing uncertainties. The magnitude of the impact on the financial statements, results of operations, and cash flows will be dependent on plant production schedules, supply chain impacts, global economic impacts, and electric vehicle adoption.

Results of Operations - Three Months Ended June 30, 2024 and 2023
The Company's consolidated results of operations for the three months ended June 30, 2024 and 2023 were as follows:

	Three Months Ended June 30,
(In millions)	2024	2023	Change
Net sales	$1,014	$983	$31
Cost of sales	(867)	(879)	12
Gross margin	147	104	43
Selling, general and administrative expenses	(49)	(52)	3
Restructuring, net	(1)	(1)	—
Interest, net	—	(3)	3
Equity in net income of non-consolidated affiliates	—	(2)	2
Other income (expense), net	3	(10)	13
Provision for income taxes	(25)	(13)	(12)
Net income (loss)	75	23	52
Less: Net (income) loss attributable to non-controlling interests	(4)	(3)	(1)
Net income (loss) attributable to Visteon Corporation	$71	$20	$51
Adjusted EBITDA*	$136	$90	$46
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Three months ended June 30, 2023	$983	$(879)	$104
Volume, mix, and net new business	102	(81)	21
Currency	(14)	10	(4)
Customer pricing	(33)	—	(33)
Engineering costs, net *	—	12	12
Cost performance, design changes and other	(24)	71	47
Three months ended June 30, 2024	$1,014	$(867)	$147
*Excludes the impact of currency.
Net sales for the three months ended June 30, 2024 totaled $1,014 million, representing an increase of $31 million compared with the same period of 2023. Volumes and net new business increased net sales by $102 million due to market outperformance as a result of recent product launches partially offset by lower customer vehicle production volumes. Customer pricing decreased net sales by $33 million as a result of lower customer recoveries due to improving supply chain dynamics and annual price reductions. Currency decreased net sales by $14 million, primarily attributable to the Chinese renminbi and Japanese yen. Cost performance, design changes and other decreased net sales by $24 million, primarily as a result of the non-recurrence of certain prior year commercial one-time items.

Cost of sales decreased by $12 million for the three months ended June 30, 2024 compared with the same period in 2023. Volume, mix and net new business increased cost of sales by $81 million. Net engineering costs, excluding currency, decreased cost of sales by $12 million. Foreign currency decreased cost of sales by $10 million, primarily attributable to the Mexican peso and Chinese renminbi, partially offset by the Brazilian real. Favorable cost performance, design changes, and other decreased cost of sales by $71 million primarily due to improving supply chain dynamics, manufacturing efficiencies, and the non-recurrence of a prior year product recall charge of $15 million.

A summary of net engineering costs is shown below:

	Three Months Ended June 30,
(In millions)	2024	2023
Gross engineering costs	$(81)	$(91)
Engineering recoveries	31	29
Engineering costs, net	$(50)	$(62)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $50 million for the three months ended June 30, 2024, including the impacts of currency, were $12 million lower than the same period of 2023. This decrease is primarily related to increased 2023 costs incurred related to the timing engineering project expenses.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $49 million and $52 million, during the three months ended June 30, 2024 and 2023, respectively. The decrease is primarily due to reduced bad debt expense.

Restructuring
During the three months ended June 30, 2024 and 2023, the Company recorded $1 million of restructuring expense primarily related to employee severance.

Interest, Net

Interest, net, for each of the three months ended June 30, 2024 and 2023 was zero and expense of $3 million, respectively. The decrease in interest expense is primarily due to higher interest income on cash balances.
Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was zero and a loss of $2 million for the three months ended June 30, 2024 and 2023, respectively. The decreased loss is primarily due to operational improvements at an affiliate.

Other Income (Expense), Net

Other income, net was $3 million for the three-month period ending June 30, 2024 was primarily due to net pension financing benefits.

Other expense, net was $10 million for the three-month period ending June 30, 2023 was primarily related to the 2023 Van Buren litigation settlement partially offset by net pension financing benefits.

Income Taxes

The Company's provision for income taxes of $25 million for the three months ended June 30, 2024 represents an increase of $12 million compared with $13 million in the same period of 2023. The increase in tax expense is primarily attributable to the overall increase in net income, including changes in the mix of earnings and differing tax rates between jurisdictions, partially offset by $3 million year-over-year decrease related to uncertain tax positions.

Adjusted EBITDA
The Company defines Adjusted EBITDA as net income attributable to the Company adjusted to eliminate the impact of depreciation and amortization, non-cash stock-based compensation expense, provision for income taxes, net interest expense, net income attributable to non-controlling interests, restructuring expense, equity in net income of non-consolidated affiliates, and other gains and losses not reflective of the Company's ongoing operations.

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

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the three months ended June 30, 2024 and 2023, is as follows:

	Three Months Ended June 30,
(In millions)	2024	2023	Change
Net income (loss) attributable to Visteon Corporation	$71	$20	$51
Depreciation and amortization	24	26	(2)
Non-cash, stock-based compensation expense	11	9	2
Provision for income taxes	25	13	12
Restructuring, net	1	1	—
Interest expense, net	—	3	(3)
Net income attributable to non-controlling interests	4	3	1
Equity in net income of non-consolidated affiliates	—	2	(2)
Other	—	13	(13)
Adjusted EBITDA	$136	$90	$46

Adjusted EBITDA was $136 million for the three months ended June 30, 2024, representing an increase of $46 million when compared to $90 million for the same period of 2023. Volume and new business increased Adjusted EBITDA by $21 million due to market outperformance as a result of recent product launches partially offset by lower customer vehicle production volumes. Foreign currency decreased Adjusted EBITDA by $4 million primarily attributable to the Brazilian real and Japanese yen, partially offset by the Mexican peso. Net engineering costs, excluding currency, increased Adjusted EBITDA by $12 million. Warranty increased Adjusted EBITDA by $16 million, primarily related to the non-recurrence of a prior year charge of $15 million related to a product recall. Favorable cost performance, design changes and other actions, partially offset by customer pricing and certain commercial items increased Adjusted EBITDA by $1 million.

Results of Operations - Six Months Ended June 30, 2024 and 2023
The Company's consolidated results of operations for the six months ended June 30, 2024 and 2023 were as follows:

	Six Months Ended June 30,
(In millions)	2024	2023	Change
Net sales	$1,947	$1,950	$(3)
Cost of sales	(1,681)	(1,736)	55
Gross margin	266	214	52
Selling, general and administrative expenses	(101)	(104)	3
Restructuring, net	(3)	(2)	(1)
Interest, net	—	(6)	6
Equity in net income of non-consolidated affiliates	(4)	(7)	3
Other income (expense), net	5	(7)	12
Provision for income taxes	(44)	(27)	(17)
Net income (loss)	119	61	58
Less: Net (income) loss attributable to non-controlling interests	(6)	(7)	1
Net income (loss) attributable to Visteon Corporation	$113	$54	$59
Adjusted EBITDA*	$238	$189	$49
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Six Months Ended June 30, 2023	$1,950	$(1,736)	$214
Volume, mix, and net new business	112	(88)	24
Currency	(19)	12	(7)
Customer pricing	(72)	—	(72)
Engineering costs, net *	—	8	8
Cost performance, design changes and other	(24)	123	99
Six Months Ended June 30, 2024	$1,947	$(1,681)	$266
*Excludes the impact of currency.
Net sales for the six months ended June 30, 2024 totaled $1,947 million, representing a decrease of $3 million compared with the same period of 2023. Volumes and net new business increased net sales by $112 million due to market outperformance as a result of recent product launches partially offset by lower customer vehicle production volumes. Customer pricing decreased net sales by $72 million as a result of lower customer recoveries due to improving supply chain dynamics and annual price reductions. Currency decreased net sales by $19 million primarily attributable to the Chinese renminbi and Japanese yen. Cost performance, design changes and other decreased net sales by $24 million, primarily as a result of the non-recurrence of certain prior year commercial one-time items.

Cost of sales decreased by $55 million for the six months ended June 30, 2024 compared with the same period in 2023. Volume, mix, and net new business increased cost of sales by $88 million. Net engineering costs, excluding currency, decreased cost of sales by $8 million. Foreign currency decreased cost of sales by $12 million primarily attributable to the Chinese renminbi and Japanese yen, partially offset by the Brazilian real. Favorable cost performance, design changes and other decreased cost of sales by $123 million primarily due to improving supply chain dynamics, manufacturing efficiencies, and a non-recurrence of a prior year product recall charge of $15 million.

A summary of net engineering costs is shown below:

	Six Months Ended June 30,
(In millions)	2024	2023
Gross engineering costs	$(164)	$(174)
Engineering recoveries	54	56
Engineering costs, net	$(110)	$(118)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $110 million for the six months ended June 30, 2024, including the impacts of currency, were $8 million lower than the same period of 2023. This decrease is primarily related to increased 2023 costs incurred related to the timing engineering project expenses.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $101 million and $104 million for the six months ended June 30, 2024 and 2023, respectively. The decrease is primarily due to reduced bad debt expense.

Restructuring
During the six months ended June 30, 2024 and 2023, the Company recorded $3 million and $2 million, respectively, of restructuring expense, primarily related to employee severance.

Interest, Net

Interest, net, for the six months ended June 30, 2024 and 2023 was zero and expense of $6 million, respectively. The decrease in interest expense is primarily due to higher interest income on cash balances.
Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was a loss of $4 million and a loss of $7 million for the six months ended June 30, 2024 and 2023, respectively. The decreased loss is primarily due to the non-recurrence of certain operational and non-operational charges in 2023 combined with operational improvements at an affiliate during 2024.

Other Income (Expense), Net

Other income, net was $5 million for the six-month period ending June 30, 2024 is primarily due to net pension financing benefits.

Other expense, net was $7 million for the six-month period ending June 30, 2023 due to the 2023 Van Buren litigation settlement partially offset by net pension financing benefits.

Income Taxes

The Company's provision for income taxes of $44 million for the six months ended June 30, 2024 represents an increase of $17 million compared with $27 million in the same period of 2023. The increase in tax expense is primarily attributable to the overall increase in net income, including changes in the mix of earnings and differing tax rates between jurisdictions, partially offset by $3 million year-over-year decrease related to uncertain tax positions.

Adjusted EBITDA
The Company defines Adjusted EBITDA as net income attributable to the Company adjusted to eliminate the impact of depreciation and amortization, non-cash stock-based compensation expense, provision for income taxes, net interest expense, net income attributable to non-controlling interests, restructuring expense, equity in net income of non-consolidated affiliates, and other gains and losses not reflective of the Company's ongoing operations.

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

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the six months ended June 30, 2024 and 2023, is as follows:

	Six Months Ended June 30,
(In millions)	2024	2023	Change
Net income (loss) attributable to Visteon Corporation	$113	$54	$59
Depreciation and amortization	46	55	(9)
Provision for income taxes	44	27	17
Non-cash, stock-based compensation expense	21	17	4
Interest, net	—	6	(6)
Net income (loss) attributable to non-controlling interests	6	7	(1)
Restructuring, net	3	2	1
Equity in net income of non-consolidated affiliates	4	7	(3)
Other	1	14	(13)
Adjusted EBITDA	$238	$189	$49

Adjusted EBITDA was $238 million for the six months ended June 30, 2024, representing an increase of $49 million when compared to $189 million for the same period of 2023. Volume and new business increased Adjusted EBITDA by $24 million due to market outperformance as a result of recent product launches partially offset by lower customer vehicle production volumes. Foreign currency decreased Adjusted EBITDA by $7 million primarily attributable to the Chinese renminbi and Japanese yen, partially offset by the euro. Net engineering costs, excluding currency, increased Adjusted EBITDA by $8 million. Warranty increased Adjusted EBITDA by $15 million, related to the non-recurrence of a prior year charge of $15 million related to a product recall. Favorable cost performance, design changes and other actions, partially offset by customer pricing and certain commercial items increased Adjusted EBITDA by $9 million.
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

Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of June 30, 2024, the Company’s corporate credit rating is BB by Standard & Poor’s. See Note 8, "Debt" for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which may be utilized by the Company's local subsidiaries and consolidated joint ventures, had availability of $147 million and the Company had $400 million of available credit under the revolving credit facility, as of June 30, 2024.

Cash Balances
As of June 30, 2024, the Company had total cash and cash equivalents of $508 million, including $3 million of restricted cash. Cash balances totaling $430 million were located in jurisdictions outside of the United States, of which approximately $65 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017. However, the Company would be required to accrue additional tax expense primarily related to foreign withholding taxes.

Other Items Affecting Liquidity
During the six months ended June 30, 2024, cash contributions to the Company's defined benefit plans was $3 million related to its U.S. plans and $3 million related to its non-U.S. plans. The Company estimates that total cash contributions related to its U.S. and non-U.S. defined benefit pension plans during 2024 will be $9 million and $7 million, respectively.

During the six months ended June 30, 2024, the Company paid $4 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is included in Note 3, "Restructuring." The Company estimates that total cash restructuring payments during the next twelve months will be approximately $4 million.

The Company committed to make a $15 million investment in two funds managed by venture capital firms principally focused on the automotive sector pursuant to limited partnership agreements. As of June 30, 2024, the Company contributed $12 million toward the aggregate investment commitments. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount.

The Company may be required to make significant cash outlays related to its unrecognized tax benefits, including interest and penalties. As of June 30, 2024, the Company had unrecognized tax benefits, including interest and penalties, that would be expected to result in a cash outlay of $14 million. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the period of cash settlement, if any, with the respective taxing authorities.

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. As of June 30, 2024, the Company has purchased 953,840 shares at an average price of $132.01.

Cash Flows
Operating Activities
The Company benefited from $126 million of cash inflows from operating activities during the six months ended June 30, 2024, representing an improvement of $84 million as compared to prior year. The increase in cash from operations during 2024 is primarily attributable to higher Adjusted EBITDA of $49 million and improved working capital usage of $15 million.

Investing Activities
Net cash used by investing activities during the six months ended June 30, 2024 totaled $72 million, representing $23 million of increased usage as compared to the same period in 2023. This increase in cash used by investing activities is primarily due increased capital expenditures of $17 million.

Financing Activities
Cash used by financing activities during the six months ended June 30, 2024 was $36 million, representing a $21 million decrease as compared to the same period in 2023. This decrease is primarily attributable to dividends paid to non-controlling interest of $15 million during the six months ended June 30, 2023. There was also a decrease in repurchases of common stock of $10 million during the six months ended June 30, 2024 as compared to the same period in 2023.

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
•Continued and future impacts of the geopolitical conflicts and related supply chain disruptions, including but not limited to the conflicts in the middle east, Russia and East Asia and the possible imposition of sanctions.
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
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be $20 million and $22 million for currency derivative financial instruments as of June 30, 2024 and December 31, 2023, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
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

As of June 30, 2024, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the second quarter of 2024.

Item 5. Other Information

The Company's directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of the Company's shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2024, no such plans or other arrangements were adopted, modified, or terminated.

Item 6.Exhibits

The exhibits listed on the "Exhibit Index" on Page 38 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated July 25, 2024.
31.2	Rule 13a-14(a) Certification of Senior Vice President, Chief Financial Officer dated July 25, 2024.
32.1	Section 1350 Certification of Chief Executive Officer dated July 25, 2024.
32.2	Section 1350 Certification of Senior Vice President, Chief Financial Officer dated July 25, 2024.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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
Date: July 25, 2024