Form 10-Q
period 2024-09-30
VISTEON CORP
filed 2024-10-24
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No ☐
As of October 17, 2024, the registrant had outstanding 27,618,888 shares of common stock.
Exhibit index located on page number 40.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.Condensed Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Net sales	$980	$1,014	$2,927	$2,964
Cost of sales	(849)	(871)	(2,530)	(2,607)
Gross margin	131	143	397	357
Selling, general and administrative expenses	(51)	(52)	(152)	(156)
Restructuring, net	(28)	—	(31)	(2)
Interest expense	(4)	(4)	(12)	(13)
Interest income	4	3	12	6
Equity in net income (loss) of non-consolidated affiliates	(3)	(1)	(7)	(8)
Other income (expense), net	2	3	7	(4)
Income (loss) before income taxes	51	92	214	180
Provision for income taxes	(11)	(21)	(55)	(48)
Net income (loss)	40	71	159	132
Less: Net (income) loss attributable to non-controlling interests	(1)	(5)	(7)	(12)
Net income (loss) attributable to Visteon Corporation	$39	$66	$152	$120

Comprehensive income (loss)	$69	$58	$153	$114
Less: Comprehensive (income) loss attributable to non-controlling interests	(7)	(4)	(10)	(6)
Comprehensive income (loss) attributable to Visteon Corporation	$62	$54	$143	$108

Basic earnings (loss) per share attributable to Visteon Corporation	$1.41	$2.35	$5.51	$4.26

Diluted earnings (loss) per share attributable to Visteon Corporation	$1.40	$2.32	$5.45	$4.20

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	(Unaudited)
	September 30,	December 31,
	2024	2023
ASSETS
Cash and equivalents	$550	$515
Restricted cash	3	3
Accounts receivable, net	719	666
Inventories, net	321	298
Other current assets	109	134
Total current assets	1,702	1,616
Property and equipment, net	438	418
Intangible assets, net	157	90
Right-of-use assets	103	109
Investments in non-consolidated affiliates	27	35
Deferred tax assets	387	384
Other non-current assets	79	75
Total assets	$2,893	$2,727
LIABILITIES AND EQUITY
Short-term debt	$18	$18
Accounts payable	547	551
Accrued employee liabilities	98	99
Current lease liability	29	30
Other current liabilities	245	233
Total current liabilities	937	931
Long-term debt, net	306	318
Employee benefits	143	160
Non-current lease liability	79	79
Deferred tax liabilities	46	31
Other non-current liabilities	109	85
Stockholders’ equity:
Preferred stock (par value 0.01, 50 million shares authorized, none outstanding as of September 30, 2024 and December 31, 2023)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 27.6 million shares outstanding as of September 30, 2024 and 27.7 million shares outstanding as of December 31, 2023)	1	1
Additional paid-in capital	1,369	1,356
Retained earnings	2,426	2,274
Accumulated other comprehensive loss	(263)	(254)
Treasury stock	(2,348)	(2,339)
Total Visteon Corporation stockholders’ equity	1,185	1,038
Non-controlling interests	88	85
Total equity	1,273	1,123
Total liabilities and equity	$2,893	$2,727

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Operating Activities
Net income (loss)	$159	$132
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	71	79
Non-cash stock-based compensation	31	26
Equity in net loss (income) of non-consolidated affiliates, net of dividends remitted	7	8
Tax valuation allowance benefit	(7)	—
Other non-cash items	10	(3)
Changes in assets and liabilities:
Accounts receivable	(55)	(19)
Inventories	(23)	23
Accounts payable	3	(54)
Other assets and other liabilities	28	(23)
Net cash provided from operating activities	224	169
Investing Activities
Capital expenditures, including intangibles	(96)	(82)
Acquisition of business, net of cash acquired	(48)	—
Contributions to equity method investments	(1)	(1)
Loan provided to non-consolidated affiliate	(5)	—
Other	2	3
Net cash used by investing activities	(148)	(80)
Financing Activities
Principal repayment of term debt facility	(13)	(8)
Dividends to non-controlling interests	—	(27)
Repurchase of common stock	(20)	(76)
Stock based compensation tax withholding payments	(7)	(16)
Proceeds from the exercise of stock options	—	8
Net cash used by financing activities	(40)	(119)
Effect of exchange rate changes on cash	(1)	(8)
Net increase (decrease) in cash, equivalents, and restricted cash	35	(38)
Cash, equivalents, and restricted cash at beginning of the period	518	523
Cash, equivalents, and restricted cash at end of the period	$553	$485

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2023	$1	$1,356	$2,274	$(254)	$(2,339)	$1,038	$85	$1,123
Net income (loss)	—	—	42	—	—	42	2	44
Other comprehensive income (loss)	—	—	—	(14)	—	(14)	(1)	(15)
Stock-based compensation, net	—	(6)	—	—	9	3	—	3
Share repurchase	—	—	—	—	(20)	(20)	—	(20)
Acquisition of non-controlling interest	—	—	—	—	—	—	(1)	(1)
March 31, 2024	$1	$1,350	$2,316	$(268)	$(2,350)	$1,049	$85	$1,134
Net income (loss)	—	—	71	—	—	71	4	75
Other comprehensive income (loss)	—	—	—	(18)	—	(18)	(2)	(20)
Stock-based compensation, net	—	10	—	—	1	11	—	11
Dividends to non-controlling interest	—	—	—	—	—	—	(2)	(2)
June 30, 2024	$1	$1,360	$2,387	$(286)	$(2,349)	$1,113	$85	$1,198
Net income (loss)	—	—	39	—	—	39	1	40
Other comprehensive income (loss)	—	—	—	23	—	23	6	29
Stock-based compensation, net	—	9	—	—	1	10	—	10
Dividends to non-controlling interest	—	—	—	—	—	—	(4)	(4)
September 30, 2024	$1	$1,369	$2,426	$(263)	$(2,348)	$1,185	$88	$1,273

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2022	$1	$1,352	$1,788	$(213)	$(2,253)	$675	$99	$774
Net income (loss)	—	—	34	—	—	34	4	38
Other comprehensive income (loss)	—	—	—	16	—	16	(1)	15
Stock-based compensation, net	—	(18)	—	—	13	(5)	—	(5)
Dividends to non-controlling interest	—	—	—	—	—	—	(15)	(15)
March 31, 2023	$1	$1,334	$1,822	$(197)	$(2,240)	$720	$87	$807
Net income (loss)	—	—	20	—	—	20	3	23
Other comprehensive income (loss)	—	—	—	(16)	—	(16)	(4)	(20)
Stock-based compensation, net	—	7	—	—	4	11	—	11
Share repurchase	—	—	—	—	(30)	(30)	—	(30)
Dividends to non-controlling interest	—	—	—	—	—	—	(13)	(13)
June 30, 2023	$1	$1,341	$1,842	$(213)	$(2,266)	$705	$73	$778
Net income (loss)	—	—	66	—	—	66	5	71
Other comprehensive income (loss)	—	—	—	(12)	—	(12)	(1)	(13)
Stock-based compensation, net	—	8	—	—	3	11	—	11
Share repurchase	—	—	—	—	(46)	(46)	—	(46)
September 30, 2023	$1	$1,349	$1,908	$(225)	$(2,309)	$724	$77	$801

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

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after September 30, 2024 will be reflected in management's estimates in future periods.

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

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection on such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third-party financial institutions in exchange for cash. The Company has entered into arrangements with financial institutions to sell certain bank notes, generally maturing within nine months. Bank notes are sold with recourse but qualify as a sale as all rights to the notes have passed to the financial institution. The Company redeemed $122 million of China bank notes during the nine months ended September 30, 2024. Remaining amounts outstanding at third-party institutions related to sold bank notes will mature by March 31, 2025.

Allowance for Doubtful Accounts: The Company establishes an allowance for doubtful accounts for accounts receivable based on the current expected credit loss impairment model (“CECL”). The Company applies a historical loss rate based on historic write-offs by region to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. The allowance for doubtful accounts was $9 million and $7 million as of September 30, 2024 and December 31, 2023, respectively.

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

NOTE 2. Business Acquisition

On August 29, 2024, Visteon acquired all equity shares of a German advanced design and R&D services company for cash of $55 million ("German Acquisition") not including contingent consideration of up to $13 million to be paid over a period not to exceed three years if certain financial and operational milestones are achieved. The German Acquisition is expected to expand and strengthen the Company's technology service offerings.

The German Acquisition was accounted for as a business combination, with the purchase price allocated on a preliminary basis as of August 29, 2024. The preliminary allocation of the purchase price to assets acquired and liabilities assumed, including the residual amount recognized as goodwill, is based upon estimated information and is subject to change within the measurement period. The measurement period is a period not to exceed one year from the acquisition date during which the Company may adjust estimated or provisional amounts recorded during purchase accounting if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. Measurement period adjustments are recorded in the period identified. Any adjustments to amounts recorded in purchase accounting that do not qualify as measurement period adjustments are included in earnings in the period identified.

The aggregate purchase price was allocated to the assets and liabilities assumed as follows:

(In millions)
Cash	$55
Fair value of contingent consideration	8
Total fair value of consideration	$63

Assets acquired:
Cash	$7
Accounts receivable	2
Intangible assets	36
Goodwill	35
$80

Liabilities acquired:
Accounts payable	$2
Deferred tax liability	11
Other liabilities	4
$17

Assets acquired and liabilities assumed were recorded at estimated fair values based on management's estimates, available information, and reasonable and supportable assumptions. Additionally, the Company utilized a third-party to assist with certain estimates of fair values.

Fair values for intangible assets were based on the income approach including excess earnings and relief from royalty methods. These fair value measurements are classified within level 3 of the fair value hierarchy. The preliminary purchase price allocations may be subsequently adjusted to reflect final valuation results. The fair value of the contingent consideration was determined using a Monte Carlo simulation and other methods that account for the probabilities of various outcomes.

In connection with the German Acquisition, the Company recorded intangible assets including a tradename of $2 million and customer related assets of $34 million. These definite lived intangible assets are being amortized using the straight line method over their estimated useful lives of 10 years for tradename and 16 years for customer related assets.

The pro forma effects of the German Acquisition does not materially impact the Company's reported results for any period presented, and as a result no pro forma financial statements are presented.

The Company incurred $1 million in costs related to the acquisition which are classified as Other income (expense), net on the Company's condensed consolidated statements of comprehensive income.

NOTE 3. Non-Consolidated Affiliates

Investments in Affiliates

The Company's investments in non-consolidated equity method affiliates include the following:

	September 30,	December 31,
(In millions)	2024	2023
Yanfeng Visteon Investment Co., Ltd. ("YFVIC") (50%)	$—	$8
Limited partnerships	15	15
Other	12	12
Total investments in non-consolidated affiliates	$27	$35

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
The Company's investments in YFVIC consists of the following:

	September 30,	December 31,
(In millions)	2024	2023
Payables due to YFVIC	$13	$24
Exposure to loss in YFVIC:
Investment in YFVIC	$—	$8
Receivables due from YFVIC, net	10	19
Loan receivable from YFVIC	2	—
Maximum exposure to loss in YFVIC	$12	$27
During the second quarter of 2024, the Company entered into a loan agreement with YFVIC in the amount of $5 million, considered to be additional financial support. During the third quarter, $3 million of Equity in Earnings (Losses) of Unconsolidated Affiliated related to YFVIC have been recorded as a reduction of the loan receivable. The net balance of the loan of $2 million is recorded in Other Current Assets as of September 30, 2024.

Non-Consolidated Affiliate Transactions
The Company has committed to make a $20 million investment in two entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. As of September 30, 2024, the Company has contributed a total of approximately $13 million toward the aggregate investment commitments. These limited partnerships are classified as equity method investments.

In 2022, the Company made an investment in a private limited company focused on technology development for the automotive industry of $1 million. There have been no further contributions as of September 30, 2024.

A $6 million dividend was declared by a non-consolidated affiliate during the nine months ended 2024, recorded as an other current asset.

NOTE 4. Restructuring
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

During the nine months ended September 30, 2024 and 2023, the Company recorded $31 million and $2 million of net restructuring expense primarily related to employee severance, respectively.

Current restructuring actions include the following:

•During September of 2024, the Company approved a global restructuring program impacting manufacturing and engineering facilities, as well as administrative functions to improve efficiency and further rationalize the Company’s footprint. During the three months ended September 30, 2024, the Company recorded approximately $27 million of employee severance, retention and termination costs related to this program. As of September 30, 2024, $27 million remains accrued for the program and is expected to be in substance, complete.

•During the nine months ended September 30, 2024, the Company approved and recorded $4 million of net restructuring expense related to various global programs to improve efficiencies and rationalize the Company's footprint. As of September 30, 2024, $1 million remains accrued related to this action.

•During prior years, the Company approved various restructuring programs to improve efficiencies across the organization. As of September 30, 2024, $1 million remains accrued related to these previously announced actions.

•As of September 30, 2024, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its global Interiors business (the "Interiors Divestiture") and legacy operations of $3 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves

The Company’s restructuring reserves and related activity are summarized below. The Company anticipates that the activities associated with the current restructuring reserve balance will be substantially complete by the end of 2026. The Company’s condensed consolidated restructuring reserves are shown as Other liabilities as detailed in Note 8, "Other Liabilities".

(In millions)
December 31, 2023	$8
Expense	2
Utilization	(2)
March 31, 2024	$8
Expense	1
Utilization	(2)
June 30, 2024	$7
Expense	28
Utilization	(3)
September 30, 2024	$32

NOTE 5. Inventories

Inventories, net consist of the following components:

	September 30,	December 31,
(In millions)	2024	2023
Raw materials	$225	$229
Work-in-process	34	32
Finished products	62	37
	$321	$298

NOTE 6. Goodwill and Other Intangible Assets

Intangible assets, net are comprised of the following:

		September 30, 2024			December 31, 2023
(In millions)	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Developed technology	4	$33	$(33)	$—	$40	$(39)	$1
Customer related	15	45	(8)	37	86	(83)	3
Capitalized software development	4	54	(29)	25	52	(24)	28
Tradename	10	2	—	2	—	—	—
Other	10	26	(14)	12	26	(12)	14
Subtotal		160	(84)	76	204	(158)	46
Indefinite-Lived:
Goodwill		81	—	81	44	—	44
Total		$241	$(84)	$157	$248	$(158)	$90

Capitalized software development consists of software development costs intended for integration into customer products.

In connection with the German Acquisition, the Company recorded intangible assets including a tradename of $2 million and customer related assets of $34 million. These definite lived intangible assets are being amortized using the straight line method over their estimated useful lives of 10 years for tradename and 16 years for customer related assets. Additionally, the Company recorded goodwill of $35 million for the excess of the purchase price over the net of the fair values of the identifiable assets and liabilities acquired.

NOTE 7. Other Assets

Other current assets are comprised of the following components:

	September 30,	December 31,
(In millions)	2024	2023
Recoverable taxes	$43	$51
Contractually reimbursable engineering costs	27	33
Prepaid assets and deposits	18	24
Joint venture receivables	15	19
Joint venture loan receivable	2	—
Contractual payments	2	3
Other	2	4
	$109	$134

During the third quarter, $3 million of Equity in Earnings (Losses) of Unconsolidated Affiliated related to YFVIC have been recorded as a reduction of the loan receivable as further described in Note 3, “Non-Consolidated Affiliates".

Other non-current assets are comprised of the following components:

	September 30,	December 31,
(In millions)	2024	2023
Contractual payments	$27	$22
Contractually reimbursable engineering costs	18	21
Recoverable taxes	7	10
Derivative financial instruments	3	1
Other	24	21
	$79	$75
Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of $10 million during the remainder of 2024, $20 million in 2025, $11 million in 2026, $2 million in 2027, and $2 million in 2028 and beyond.

NOTE 8. Other Liabilities

Other current liabilities are summarized as follows:

	September 30,	December 31,
(In millions)	2024	2023
Product warranty and recall accruals	$57	$48
Deferred income	51	57
Non-income taxes payable	29	25
Income taxes payable	26	25
Royalty reserves	18	16
Joint venture payable	13	25
Restructuring reserves	10	5
Dividends payable	6	2
Other	35	30
	$245	$233

Other non-current liabilities are summarized as follows:

	September 30,	December 31,
(In millions)	2024	2023
Product warranty and recall accruals	$26	$23
Restructuring reserves	22	3
Income tax reserves	12	12
Derivative financial instruments	12	9
Deferred income	11	12
Contingent payment	8	—
Other	18	26
	$109	$85

NOTE 9. Debt
The Company’s debt consists of the following:

	September 30,	December 31,
(In millions)	2024	2023
Short-Term Debt:
Current portion of long-term debt	$18	$18

Long-Term Debt:
Term debt facility, net	$306	$318
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

As of September 30, 2024, the Company has no other short-term borrowing, including at the Company's subsidiaries. The Company's subsidiaries have access to $152 million of capacity under short-term credit facilities.
Long-Term Debt

The Company has no outstanding borrowings on the Revolving Credit Facility as of September 30, 2024 and December 31, 2023.

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

Other

The Company has a $6 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $4 million and $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of September 30, 2024 and December 31, 2023, respectively. Additionally, the Company had $2 million of locally issued bank guarantees and letters of credit as of September 30, 2024 and December 31, 2023, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 10. Employee Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended September 30, 2024 and 2023 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2024	2023	2024	2023
Costs Recognized in Income:
Pension service (cost):
Service cost	$—	$—	$—	$—
Pension financing benefits (cost):
Interest cost	$(7)	$(8)	$(3)	$(3)
Expected return on plan assets	10	11	2	3
Amortization of losses and other	—	—	—	—
Total pension financing benefits:	3	3	(1)	—

Net pension benefit (cost)	$3	$3	$(1)	$—
The Company's net periodic benefit costs for all defined benefit plans for the nine month periods ended September 30, 2024 and 2023 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2024	2023	2024	2023
Costs Recognized in Income:
Pension service (cost):
Service cost	$—	$—	$(1)	$(1)
Pension financing benefits (costs):
Interest cost	$(22)	$(24)	$(8)	$(7)
Expected return on plan assets	31	31	7	7
Amortization of losses and other	—	1	—	—
Total pension financing benefits:	9	8	(1)	—

Net pension benefit (cost)	$9	$8	$(2)	$(1)
Pension financing benefits are classified as Other income (expense), net on the Company's condensed consolidated statements of comprehensive income.
During the nine months ended September 30, 2024, cash contributions to the Company's defined benefit plans were $7 million related to its U.S. plans and $5 million related to its non-U.S. plans. The Company estimates that total cash contributions related to its U.S. and non-U.S. defined benefit pension plans during 2024 will be $9 million and $7 million, respectively.

NOTE 11. Income Taxes
During the nine month period ended September 30, 2024, the Company recorded a provision for income tax of $55 million. This reflects (i) income tax expense in countries where the Company is profitable, (ii) where they have accrued withholding taxes, and (iii) where they are unable to record a tax benefit for pretax losses and/or recognize expense for pretax income due to valuation allowances. Pretax losses in jurisdictions where valuation allowances are maintained and, consequently, no income tax benefits are recognized, totaled $24 million and $29 million for the nine month periods ended September 30, 2024 and 2023, respectively, resulting in an increase in the Company's effective tax rate in those years.

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

During the third quarter of 2024, the Company reassessed the future utilization of deferred tax assets in Germany primarily related to the German Acquisition to be combined with the German consolidated tax group resulting in recording a $7 million discrete income tax benefit during the quarter.

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

NOTE 12. Stockholders’ Equity and Non-controlling Interests
Non-Controlling Interests
The Company's non-controlling interests are as follows:

	September 30,	December 31,
(In millions)	2024	2023
Shanghai Visteon Automotive Electronics, Co., Ltd.	$55	$51
Yanfeng Visteon Automotive Electronics Co., Ltd.	20	18
Changchun Visteon FAWAY Automotive Electronics, Co., Ltd.	12	14
Other	1	2
	$88	$85
During the nine months ended September 30, 2024, the Company paid approximately $1 million to buy-out the shares of a minority joint venture partner in Tunisia.

Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Changes in AOCI:
Beginning balance	$(286)	$(213)	$(254)	$(213)
Other comprehensive income (loss) before reclassification, net of tax	20	(14)	(18)	(18)
Amounts reclassified from AOCI	3	2	9	6
Ending balance	$(263)	$(225)	$(263)	$(225)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(238)	$(208)	$(192)	$(210)
Other comprehensive income (loss) before reclassification, net of tax	38	(19)	(8)	(17)
Ending balance	(200)	(227)	(200)	(227)
Net investment hedge
Beginning balance	15	9	5	12
Other comprehensive income (loss) before reclassification, net of tax	(8)	5	2	2
Amounts reclassified from AOCI	—	—	—	—
Ending balance	7	14	7	14
Benefit plans
Beginning balance	(76)	(26)	(76)	(25)
Other comprehensive income (loss) before reclassification, net of tax	—	—	—	—
Amounts reclassified from AOCI	—	(1)	—	(2)
Ending balance	(76)	(27)	(76)	(27)
Unrealized hedging gain (loss)
Beginning balance	13	12	9	10
Other comprehensive income (loss) before reclassification, net of tax	(10)	—	(12)	(3)
Amounts reclassified from AOCI	3	3	9	8
Ending balance	6	15	6	15
Total AOCI	$(263)	$(225)	$(263)	$(225)

Share Repurchase Program

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. Under this program, the Company will repurchase shares at the prevailing market prices pursuant to specified share price and daily volume limits. During the three months ended September 30, 2024, the Company did not purchase any shares related to this program. As of September 30, 2024, the Company has repurchased 953,840 shares at an average price of $132.01 related to this program. There were no excise taxes incurred during the three months ended September 30, 2024. Excise taxes incurred due to purchases under the program totaled less than $1 million during the nine months ended September 30, 2024.

NOTE 13. Earnings Per Share

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

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2024	2023	2024	2023
Numerator:
Net income (loss) attributable to Visteon	$39	$66	$152	$120
Denominator:
Average common stock outstanding - basic	27.6	28.1	27.6	28.2
Dilutive effect of performance based share units and other	0.3	0.4	0.3	0.4
Diluted shares	27.9	28.5	27.9	28.6
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon	$1.41	$2.35	$5.51	$4.26

Diluted earnings (loss) per share attributable to Visteon:	$1.40	$2.32	$5.45	$4.20

NOTE 14. Fair Value Measurements and Financial Instruments
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
As of September 30, 2024 and December 31, 2023 the Company had cross-currency swaps with aggregate notional amounts of $200 million intended to mitigate the variability of U.S. dollar value investment in certain of its non-U.S. entities. These swaps are designated as net investment hedges. There was no ineffectiveness associated with such derivatives as of September 30, 2024 and December 31, 2023. The fair value of these derivatives is a non-current liability of $13 million and $15 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, a gain of approximately $4 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

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
As of September 30, 2024 and December 31, 2023 the Company had interest rate swaps with aggregate notional amounts of $250 million. The fair value of these derivatives is a non-current asset of $3 million and $7 million as of September 30, 2024 and December 31, 2023, respectively. As of September 30, 2024, a loss of approximately $7 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)
(In millions)	2024	2023	2024	2023
Three months ended September 30,
Interest rate risk - Interest expense, net:
Interest rate swaps	(10)	—	(3)	(3)
Net investment hedges	(8)	5	—	—
	$(18)	$5	$(3)	$(3)
Nine months ended September 30,
Interest rate risk - Interest expense, net:
Interest rate swaps	(12)	(3)	(9)	(8)
Net investment hedges	2	2	—	—
	$(10)	$(1)	$(9)	$(8)
Items Not Carried at Fair Value
The Company's fair value of debt was $323 million and $328 million as of September 30, 2024 and December 31, 2023, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2 in the fair value hierarchy.

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
The Company's credit risk with any single customer does not exceed ten percent of total accounts receivable except for GM, Ford, and Nissan/Renault and their affiliates. GM represents 17% and 15% of the Company's balance as of September 30, 2024 and December 31, 2023, respectively. Ford represents 14% and 16% of the Company's balance as of September 30, 2024 and December 31, 2023, respectively.

NOTE 15. Commitments and Contingencies
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
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. The Company maintained accruals of $6 million for claims aggregating $46 million in Brazil as of September 30, 2024. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
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

The following table provides a rollforward of changes in the product warranty and recall claims liability:

	Nine Months Ended September 30,
(In millions)	2024	2023
Beginning balance	$71	$51
Provisions	21	26
Changes in estimates	3	2
Currency/other	—	(1)
Settlements	(12)	(12)
Ending balance	$83	$66

Guarantees and Commitments
As part of 2015 divestitures involving the Company's former climate and interiors businesses, the Company continues to provide lease guarantees to divested Climate and Interiors entities. As of September 30, 2024, the Company has $1 million and $2 million of outstanding guarantees, related to the divested Climate and Interiors entities, respectively. The guarantees represent the maximum potential amount that the Company could be required to pay under the guarantees in the event of default by the guaranteed parties. The guarantees will generally cease upon expiration of current lease agreement which expire in 2026 and 2024 for the Climate and Interiors entities, respectively.
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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraphs where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of September 30, 2024 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 16. Revenue Recognition and Geographical Information

Financial Information by Geographic Region

Disaggregated net sales by geographical market and product lines is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Geographical Markets
Americas	$367	$311	$1,027	$879
Europe	288	321	929	997
China Domestic	106	162	339	442
China Export	66	88	205	259
Other Asia-Pacific	192	170	533	508
Eliminations	(39)	(38)	(106)	(121)
	$980	$1,014	$2,927	$2,964

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2024	2023	2024	2023
Product Lines
Instrument clusters	$442	$494	$1,330	$1,445
Cockpit domain controller	129	146	415	397
Body and electrification electronics	140	83	401	226
Infotainment	128	136	365	397
Information displays	107	87	292	274
Other	34	68	124	225
	$980	$1,014	$2,927	$2,964

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

•Balanced Capital Allocation with a Strong Balance Sheet - The Company continues to maintain a strong balance sheet to withstand near-term industry volatility and support a balanced capital allocation framework. The Company is primarily focused on allocating capital to high-returning organic initiatives that increase internal capabilities, pursuing attractive inorganic opportunities, and returning capital to shareholders. In March 2023, the Company announced a $300 million share repurchase program maturing at the end of 2026. The Company has repurchased $126 million of Company common stock under this program. On August 29, 2024, Visteon acquired all equity shares of a German advanced design and R&D services firm for a net cash outlay of $48 million as a growth initiative.

Financial Results

The pie charts below highlight the net sales breakdown for Visteon for the three and nine months ended September 30, 2024.
Three Months Ended September 30, 2024
Nine Months Ended September 30, 2024
*Regional net sales are based on the geographic region where sales originate and not where customer is located (excludes inter-regional eliminations).
Global Automotive Market Conditions and Production Levels
Automotive industry production has been turbulent in recent years with impacts from the COVID-19 pandemic, worldwide semiconductor and other supply related shortages, a UAW strike, inflation, increased geopolitical challenges, and the industry transition to electric vehicles. Industry vehicle volumes increased in 2022 and again in 2023 as the worldwide semiconductor and other supply related shortages have eased. However, industry production volumes are expected to decline approximately 2 million units which equates to approximately 88 million units produced in 2024, which is below recent industry production levels that peaked in 2017. Risks related to vehicle affordability, economic uncertainty, potential geopolitical challenges, and customer market share changes create ongoing uncertainties. The magnitude of the impact on the financial statements, results of operations, and cash flows will be dependent on plant production schedules, supply chain impacts, global economic impacts, and electric vehicle adoption.

Results of Operations - Three Months Ended September 30, 2024 and 2023
The Company's consolidated results of operations for the three months ended September 30, 2024 and 2023 were as follows:

	Three Months Ended September 30,
(In millions)	2024	2023	Change
Net sales	$980	$1,014	$(34)
Cost of sales	(849)	(871)	22
Gross margin	131	143	(12)
Selling, general and administrative expenses	(51)	(52)	1
Restructuring, net	(28)	—	(28)
Interest, net	—	(1)	1
Equity in net income (loss) of non-consolidated affiliates	(3)	(1)	(2)
Other income (expense), net	2	3	(1)
Provision for income taxes	(11)	(21)	10
Net income (loss)	40	71	(31)
Less: Net (income) loss attributable to non-controlling interests	(1)	(5)	4
Net income (loss) attributable to Visteon Corporation	$39	$66	$(27)
Adjusted EBITDA*	$119	$128	$(9)
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Three months ended September 30, 2023	$1,014	$(871)	$143
Volume, mix, and net new business	20	(16)	4
Currency	(11)	1	(10)
Customer pricing	(31)	—	(31)
Engineering costs, net *	—	5	5
Cost performance, design changes and other	(12)	32	20
Three months ended September 30, 2024	$980	$(849)	$131
*Excludes the impact of currency.
Net sales for the three months ended September 30, 2024 totaled $980 million, representing a decrease of $34 million compared with the same period of 2023. Volumes and net new business increased net sales by $20 million due to market outperformance as a result of recent product launches partially offset by lower customer vehicle production volumes. Customer pricing decreased net sales by $31 million as a result of lower customer recoveries due to improving supply chain dynamics and annual price reductions. Currency decreased net sales by $11 million, primarily attributable to the Brazilian real. Cost performance, design changes and other decreased net sales by $12 million, which includes a decrease to net sales due to the non-recurrence of certain prior period one time commercial items.

Cost of sales decreased by $22 million for the three months ended September 30, 2024 compared with the same period in 2023. Volume, mix and net new business increased cost of sales by $16 million. Net engineering costs, excluding currency, decreased cost of sales by $5 million. Foreign currency decreased cost of sales by $1 million, primarily attributable to the Mexican peso and Brazilian real, partially offset by the euro. Cost performance, design changes, and other decreased cost of sales by $32 million primarily due to improving supply chain dynamics and manufacturing efficiencies.

A summary of net engineering costs is shown below:

	Three Months Ended September 30,
(In millions)	2024	2023
Gross engineering costs	$(80)	$(79)
Engineering recoveries	33	25
Engineering costs, net	$(47)	$(54)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $47 million for the three months ended September 30, 2024, including the impacts of currency, were $7 million lower than the same period of 2023. This decrease is primarily related to higher recoveries during 2024 compared to the prior period.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $51 million and $52 million, during the three months ended September 30, 2024 and 2023, respectively. The decrease is primarily due to lower amortization expense compared to the same period in 2023.

Restructuring, net
During the three months ended September 30, 2024, the Company recorded $28 million of net restructuring expense primarily related to employee severance.

During the three months ended September 30, 2023, the Company incurred less than $1 million of net restructuring expense.

Interest, Net

Interest, net, for each of the three months ended September 30, 2024 and 2023 was zero and expense of $1 million, respectively. The decrease in interest expense is primarily due to higher interest income on cash balances.
Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was a loss of $3 million and $1 million for the three months ended September 30, 2024 and 2023, respectively. The loss for both periods is primarily due to operating losses at an affiliate.

Other Income (Expense), Net

Other income, net was $2 million for the three month period ending September 30, 2024 and was primarily due to net pension financing benefits partially offset by costs related to the German Acquisition.

Other income, net was $3 million for the three month period ending September 30, 2023 and was primarily due to net pension financing benefits.

Income Taxes

The Company's provision for income taxes of $11 million for the three months ended September 30, 2024 represents a decrease of $10 million compared with $21 million in the same period of 2023. The decrease in tax expense is attributable to the reassessment of the German valuation allowance resulting in a $7 million valuation allowance release during the third quarter of 2024, primarily in connection with the German Acquisition, and the overall decrease in net income, including changes in the mix of earnings and differing tax rates between jurisdictions.

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

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the three months ended September 30, 2024 and 2023, is as follows:

	Three Months Ended September 30,
(In millions)	2024	2023	Change
Net income (loss) attributable to Visteon Corporation	$39	$66	$(27)
Depreciation and amortization	25	24	1
Non-cash, stock-based compensation expense	10	9	1
Provision for income taxes	11	21	(10)
Restructuring, net	28	—	28
Interest expense, net	—	1	(1)
Net income attributable to non-controlling interests	1	5	(4)
Equity in net income of non-consolidated affiliates	3	1	2
Other	2	1	1
Adjusted EBITDA	$119	$128	$(9)

Adjusted EBITDA was $119 million for the three months ended September 30, 2024, representing a decrease of $9 million when compared to $128 million for the same period of 2023. Volume and new business increased Adjusted EBITDA by $4 million due to market outperformance as a result of recent product launches partially offset by lower customer vehicle production volumes. Foreign currency decreased Adjusted EBITDA by $10 million primarily attributable to the Brazilian real and euro, partially offset by the Mexican peso. Net engineering costs, excluding currency, increased Adjusted EBITDA by $5 million. Cost performance, design changes and other decreased Adjusted EBITDA by $8 million, primarily related to pricing and the non-recurrence of certain prior period one time commercial items, partially offset by operational efficiencies.

Results of Operations - Nine Months Ended September 30, 2024 and 2023
The Company's consolidated results of operations for the nine months ended September 30, 2024 and 2023 were as follows:

	Nine Months Ended September 30,
(In millions)	2024	2023	Change
Net sales	$2,927	$2,964	$(37)
Cost of sales	(2,530)	(2,607)	77
Gross margin	397	357	40
Selling, general and administrative expenses	(152)	(156)	4
Restructuring, net	(31)	(2)	(29)
Interest, net	—	(7)	7
Equity in net income (loss) of non-consolidated affiliates	(7)	(8)	1
Other income (expense), net	7	(4)	11
Provision for income taxes	(55)	(48)	(7)
Net income (loss)	159	132	27
Less: Net (income) loss attributable to non-controlling interests	(7)	(12)	5
Net income (loss) attributable to Visteon Corporation	$152	$120	$32
Adjusted EBITDA*	$357	$317	$40
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Nine Months Ended September 30, 2023	$2,964	$(2,607)	$357
Volume, mix, and net new business	132	(104)	28
Currency	(30)	13	(17)
Customer pricing	(103)	—	(103)
Engineering costs, net *	—	13	13
Cost performance, design changes and other	(36)	155	119
Nine Months Ended September 30, 2024	$2,927	$(2,530)	$397
*Excludes the impact of currency.
Net sales for the nine months ended September 30, 2024 totaled $2,927 million, representing a decrease of $37 million compared with the same period of 2023. Volumes and net new business increased net sales by $132 million due to market outperformance as a result of recent product launches partially offset by lower customer vehicle production volumes. Customer pricing decreased net sales by $103 million as a result of lower customer recoveries due to improving supply chain dynamics and annual price reductions. Currency decreased net sales by $30 million primarily attributable to the Chinese renminbi, Japanese yen and Brazilian Real. Other cost performance, design changes and other including the non-recurrence of certain prior period one time commercial items decreased net sales by $36 million.

Cost of sales decreased by $77 million for the nine months ended September 30, 2024 compared with the same period in 2023. Volume, mix, and net new business increased cost of sales by $104 million. Net engineering costs, excluding currency, decreased cost of sales by $13 million. Foreign currency decreased cost of sales by $13 million primarily attributable to the Mexican peso, Chinese renminbi and Japanese yen, partially offset by the euro. Cost performance, design changes and other decreased cost of sales by $155 million primarily due to improving supply chain dynamics, manufacturing efficiencies and the non-recurrence of certain prior period one time items.

A summary of net engineering costs is shown below:

	Nine Months Ended September 30,
(In millions)	2024	2023
Gross engineering costs	$(244)	$(253)
Engineering recoveries	87	81
Engineering costs, net	$(157)	$(172)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $157 million for the nine months ended September 30, 2024, including the impacts of currency, were $15 million lower than the same period of 2023. This decrease is primarily related to lower project costs and higher recoveries during 2024 compared to the prior period.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $152 million and $156 million for the nine months ended September 30, 2024 and 2023, respectively. The decrease is primarily due to reduced bad debt expense and lower amortization expense.

Restructuring, net
During the nine months ended September 30, 2024 and 2023, the Company recorded $31 million and $2 million, respectively, of net restructuring expense, primarily related to employee severance.

Interest, Net

Interest, net, for the nine months ended September 30, 2024 and 2023 was zero and expense of $7 million, respectively. The decrease in interest expense is primarily due to higher interest income on cash balances.
Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was a loss of $7 million and $8 million for the nine months ended September 30, 2024 and 2023, respectively. The loss for both periods is primarily due to operating losses at an affiliate.

Other Income (Expense), Net

Other income, net was $7 million for the nine month period ending September 30, 2024 was primarily due to net pension financing benefits partially offset by costs related to the German Acquisition.

Other expense, net was $4 million for the nine month period ending September 30, 2023 due to the 2023 Van Buren litigation settlement partially offset by net pension financing benefits.

Income Taxes

The Company's provision for income taxes of $55 million for the nine months ended September 30, 2024 represents an increase of $7 million compared with $48 million in the same period of 2023. The increase in tax expense is primarily attributable to the overall increase in net income, including changes in the mix of earnings and differing tax rates between jurisdictions. These increases were partially offset by a decrease in tax expense attributable to a reassessment of the German valuation allowance resulting in a $7 million valuation allowance release during the third quarter of 2024, primarily in connection with the German Acquisition, and a $2 million year-over-year decrease related to uncertain tax positions.

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

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the nine months ended September 30, 2024 and 2023, is as follows:

	Nine Months Ended September 30,
(In millions)	2024	2023	Change
Net income (loss) attributable to Visteon Corporation	$152	$120	$32
Depreciation and amortization	71	79	(8)
Provision for income taxes	55	48	7
Non-cash, stock-based compensation expense	31	26	5
Interest, net	—	7	(7)
Net income (loss) attributable to non-controlling interests	7	12	(5)
Restructuring, net	31	2	29
Equity in net income of non-consolidated affiliates	7	8	(1)
Other	3	15	(12)
Adjusted EBITDA	$357	$317	$40

Adjusted EBITDA was $357 million for the nine months ended September 30, 2024, representing an increase of $40 million when compared to $317 million for the same period of 2023. Volume and new business increased Adjusted EBITDA by $28 million due to market outperformance as a result of recent product launches partially offset by lower customer vehicle production volumes. Foreign currency decreased Adjusted EBITDA by $17 million primarily attributable to the Brazilian Real, Chinese renminbi and Japanese yen, partially offset by the Mexican peso. Net engineering costs, excluding currency, increased Adjusted EBITDA by $13 million. Cost performance, design changes and other decreased Adjusted EBITDA by $16 million, primarily related to pricing, partially offset by operational efficiencies.
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

Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of September 30, 2024, the Company’s corporate credit rating is BB by Standard & Poor’s. See Note 9, "Debt" for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which may be utilized by the Company's local subsidiaries and consolidated joint ventures, had availability of $152 million and the Company had $400 million of available credit under the revolving credit facility, as of September 30, 2024.

Cash Balances
As of September 30, 2024, the Company had total cash and cash equivalents of $553 million, including $3 million of restricted cash. Cash balances totaling $436 million were located in jurisdictions outside of the United States, of which approximately $25 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017. However, the Company would be required to accrue additional tax expense primarily related to foreign withholding taxes.

Other Items Affecting Liquidity
During the nine months ended September 30, 2024, cash contributions to the Company's defined benefit plans was $7 million related to its U.S. plans and $5 million related to its non-U.S. plans. The Company estimates that total cash contributions related to its U.S. and non-U.S. defined benefit pension plans during 2024 will be $9 million and $7 million, respectively.

During the nine months ended September 30, 2024, the Company paid $7 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is included in Note 4, "Restructuring." The Company estimates that total cash restructuring payments through 2025 will approximate $20 million.

The Company committed to make a $20 million investment in two entities managed by venture capital firms principally focused on the automotive sector pursuant to limited partnership agreements. As of September 30, 2024, the Company contributed $13 million toward the aggregate investment commitments. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount.

The Company may be required to make significant cash outlays related to its unrecognized tax benefits, including interest and penalties. As of September 30, 2024, the Company had unrecognized tax benefits, including interest and penalties, that would be expected to result in a cash outlay of $15 million. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the period of cash settlement, if any, with the respective taxing authorities.

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. As of September 30, 2024, the Company has purchased 953,840 shares at an average price of $132.01.

Cash Flows
Operating Activities
The Company generated $224 million of cash inflows from operating activities during the nine months ended September 30, 2024, representing an improvement of $55 million as compared to prior year. The increase in cash from operations during 2024 is primarily attributable to higher Adjusted EBITDA, the timing of certain non-income based tax payments and higher cash interest income, partially offset by an increase in working capital.

Investing Activities
Net cash used by investing activities during the nine months ended September 30, 2024 totaled $148 million, representing $68 million of increased usage as compared to the same period in 2023. This increase in cash used by investing activities is primarily due to the German Acquisition, net of cash acquired, of $48 million and increased capital expenditures of $14 million.

Financing Activities
Cash used by financing activities during the nine months ended September 30, 2024 was $40 million, representing a $79 million decrease as compared to the same period in 2023. This decrease is primarily attributable to higher cash outflows during 2023 related to dividends paid to non-controlling interest of $27 million and higher share repurchases as compared to 2024 of $56 million.

Debt and Capital Structure
See Note 9, “Debt” to the condensed consolidated financial statements included in Item 1.

Significant Accounting Policies and Critical Accounting Estimates
See Note 1, “Summary of Significant Accounting Policies” to the accompanying condensed consolidated financial statements in Item 1.

Fair Value Measurements
See Note 14, “Fair Value Measurements and Financial Instruments” to the condensed consolidated financial statements included in Item 1.

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
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be $22 million and $21 million for currency derivative financial instruments as of September 30, 2024 and December 31, 2023, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
Interest Rate Risk
See Note 14, "Fair Value Measurements and Financial Instruments" to the condensed consolidated financial statements included in Item 1 for additional information.
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

As of September 30, 2024, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II
Other Information

Item 1.    Legal Proceedings

See the information above under Note 15, "Commitments and Contingencies," to the condensed consolidated financial statements which is incorporated herein by reference.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the third quarter of 2024.

Item 5. Other Information

The Company's directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of the Company's shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2024, no such plans or other arrangements were adopted, modified, or terminated.

Item 6.Exhibits

The exhibits listed on the "Exhibit Index" on Page 40 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated October 24, 2024.
31.2	Rule 13a-14(a) Certification of Senior Vice President, Chief Financial Officer dated October 24, 2024.
32.1	Section 1350 Certification of Chief Executive Officer dated October 24, 2024.
32.2	Section 1350 Certification of Senior Vice President, Chief Financial Officer dated October 24, 2024.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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
Date: October 24, 2024