Form 10-K
period 2024-12-31
VISTEON CORP
filed 2025-02-18
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Large accelerated filer ☑ Accelerated filer  ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2024 (the last business day of the most recently completed second fiscal quarter) was approximately $3.0 billion.
As of February 7, 2025, the registrant had outstanding 27,080,483 shares of common stock.
Document Incorporated by Reference

Document	Where Incorporated
2025 Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

Visteon Corporation and Subsidiaries

Part I
Item 1.Business

Description of Business

Visteon Corporation (the "Company" or "Visteon") is a global automotive technology company serving the mobility industry, dedicated to creating more enjoyable, connected, and safe driving experiences. The Company's platforms leverage proven, scalable hardware and software solutions that enable the digital, electric, and autonomous evolution of the Company's global automotive customers, including BMW, Ford, Geely, General Motors, Honda, Jaguar/Land Rover, Mahindra, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Renault, Stellantis, Tata, Toyota, and Volkswagen. Visteon products align with key industry trends and include digital instrument clusters, cockpit domain controllers, advanced displays, Android-based infotainment systems, and battery management systems. Visteon is headquartered in Van Buren Township, Michigan, and has an international network of manufacturing operations, technical centers, and joint venture operations dedicated to the design, development, manufacture, and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is primarily located in Brazil, Bulgaria, China, India, Japan, Mexico, Portugal, Slovakia, Thailand, and Tunisia.

The Company’s Industry
The Company operates in the automotive industry which is cyclical and highly sensitive to general economic conditions. The Company believes that future success in the automotive industry is, in part, dependent on alignment with customers to support their efforts to effectively meet the challenges associated with the following significant trends and developments in the global automotive industry:
•Electronic content and connectivity - Digital and portable technologies have dramatically influenced the lifestyle of today’s consumers, who expect products that enable such a lifestyle. The vehicle cockpit is transforming into a fully digital and connected environment with multi-display systems incorporating larger, curved, and more complex displays and the consolidation of discrete electronic control units into a multi-core domain controller. Consumer demand for improved vehicle performance and functionality is driving increased electronic content of vehicles.

•Electric and hybrid vehicles - The trend towards electrification continues, driven primarily by government incentives and regulatory requirements. Battery electric vehicles can have increased digital content with all-digital cockpit electronics and require a battery management system and high-voltage power electronics. Other powertrains, such as hybrid, plug-in hybrids, and range extenders, have also increased in popularity and can require some of the same products as full electric vehicles.

•Government Regulations - Governments continue to focus regulatory efforts on safer and cleaner transportation. These requirements have increased demand for electronic components that can reduce weight, expedite assembly, enhance fuel economy, improve emissions, increase safety, and enhance vehicle performance. Accordingly, Original Equipment Manufacturers ("OEMs") are working to improve occupant and pedestrian safety by incorporating more safety-oriented technology in their vehicles. Additionally, in-vehicle connectivity has increased the need for robust cybersecurity systems to protect data, applications, and associated infrastructure. Security features are evolving with advances in sensors and suppliers must enable the security/safety initiatives of their customers including the development of such new advances.

•Advanced driver assistance systems and autonomous driving - The industry continues to advance toward semi-autonomous and autonomous vehicles. The Society of Automotive Engineers has defined five levels of autonomy ranging from levels one and two with driver-assist functions whereby the driver is responsible for monitoring the environment, to level five with full autonomy under all conditions. Levels one and two are already popular in the market. Levels three and above utilize a combination of sensors, radars, cameras and LiDARs, requiring sensor fusion and machine learning technologies, as the system assumes the role of monitoring the environment. Level three includes features such as highway pilot and parking assist technology, for which an increased market penetration rate is expected over the medium term.

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
The Company's Segment
The Company reports operating and financial results in a single segment based on the consolidated information used by management in evaluating the financial performance of our business and allocating resources. This single segment reflects the Company’s core business: Electronics. The Electronics segment provides vehicle cockpit electronics products to customers, including digital instrument clusters, cockpit domain controllers, advanced displays, Android-based infotainment systems, and battery management systems. As the Company has one reportable segment, net sales, total assets, depreciation, amortization and capital expenditures are equal to consolidated results.

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

Infotainment
The Company offers a range of infotainment and connected car solutions, including scalable Android infotainment for seamless connectivity including integration with Android Auto and Apple CarPlay technology for wireless smartphone projection. The company offers a display audio and embedded infotainment platform that is based on Android automotive operating system, enabling third-party developers to create apps easily through a software development kit and software simulation of the target hardware system. Additionally, Visteon offers an onboard artificial intelligence (“AI”)-based voice assistant with natural language understanding.

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
The following is a summary of customers representing greater than 10 percent of the Company's annual net sales:

	Percentage of Total Net Sales
	December 31,
	2024	2023	2022
Ford	23%	22%	22%
General Motors	15%	12%	9%

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

The price related to these products is typically initially negotiated on an annual basis over the vehicle platform's life cycle. To the extent there are subsequent contractual price reductions, these reductions are intended to reflect the Company's ability to reduce cost through such factors as manufacturing productivity enhancements, material cost reductions, and design-related cost improvements. Certain products may be excluded from such reductions or experience price increases due to shortages of material or other increases in supply chain or other related costs. The Company has an aggressive cost control program that focuses on reducing its total costs intended to offset customer price reductions or negotiating recoveries for increases. However, there can be no assurance that the Company’s cost reduction or recovery efforts will be sufficient to fully offset such price changes.

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

Corporate Sustainability and Social Responsibility

Attract and Retain

The Company’s ability to sustain and grow its business requires the recruitment, retention, and development of a highly skilled and diverse workforce. The Company’s Chief People Officer, reporting directly to Chief Executive Officer ("CEO"), oversees its global talent processes to attract, develop, and retain its employees. To attract the best talent, the Company offers market competitive compensation and benefits around the globe, annual and long-term incentive programs, and health and wellness benefits. The Company also provides a variety of resources to help its employees grow in their current roles and build new skills. Hundreds of online courses are available in the Company’s learning management system and individual development plans are encouraged for all of our employees. The Company continues to build tools to be used by leaders to develop employees in their current role and create new opportunities within the organization to learn and grow. Because retention of the employee base is significant to its business strategy, executive management discusses it with the board of directors (the "Board of Directors" or "Board") on a regular basis.

Workforce

Visteon’s strength comes from a workforce of approximately 10,000 employees operating in approximately 18 countries globally. The Company's workforce is globally distributed with 27% of employees located in the Americas, 30% in Europe, 13% in China, and 30% in the remaining Asia Pacific region. Visteon believes that all employees are leaders and expects leaders to drive operational and financial results and build strong teams.

Many of the Company’s employees are members of industrial trade unions and confederations within their respective countries. Often these organizations operate under collectively bargained contracts that are not specific to any one employer. The Company constantly works to establish and maintain positive, cooperative relations with its unions and work representatives around the world.

Culture

A strong culture requires an environment where the contributions of all employees are encouraged and valued. As a global organization, the Company embraces human differences and harnesses the power of its employees’ varied backgrounds, cultures, and experiences because it is the right thing to do for its people and it creates a competitive business advantage. As of December 31, 2024, the percentage of Visteon's global workforce represented by females was approximately 38%.

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

Environmental, Health, Safety, and Legal Matters

Visteon is involved in various lawsuits, claims and proceedings related to the operation of its businesses, including those pertaining to product liability, environmental, safety and health, intellectual property, employment, commercial and contractual matters, tax, and various other matters. Although the outcome of such lawsuits, claims and proceedings cannot be predicted with certainty and some may be disposed of unfavorably to Visteon, it is management's opinion that none of these will have a material adverse effect on Visteon's financial position, results of operations, or cash flows. Costs related to such matters were not material to the periods presented. Further details are provided in Part II, Item 8 of this Annual Report on Form 10-K in Note 19, "Commitments and Contingencies," of the notes to consolidated financial statements.

Board Oversight of Environmental, Social, and Governance Practices

The Company and its Board of Directors believe positive and responsible business practices strengthen the Company, increase its connection with the stockholders, and help it to better serve its customers and the communities in which it operates. The Company’s commitment to social responsibility extends to a variety of areas including the environment, anti-corruption and trade compliance, responsible sourcing, human rights, labor practices, and worker health and safety. In light of the continued importance of these matters, the Board of Directors and management have developed a multi-year roadmap to enhance the Company’s sustainability and social responsibility programs and disclosures, including assessment of the potential risks associated with climate change. This roadmap includes near-term environmental targets for 2025 aimed at reducing energy consumption, solid waste, water and the reduction of scope 1 and scope 2 CO2 emissions through the use of renewable energy. The Company’s longer term greenhouse gas ("GHG") emission reduction target for 2030 which includes scope 3 CO2 emissions, has been validated by the Science Based Targets initiative ("SBTi") and the Company is working to be carbon neutral by 2040. Management provides regular reports and presentations to the Corporate Sustainability and Governance Committee regarding progress toward achieving these targets. The full Board of Directors has oversight of the Company’s environmental and social initiatives as part of its regular strategic reviews of the Company’s operations, products and technologies.

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

The Company’s International Operations

Financial information about sales and net property by major geographic region can be found in Note 20, "Segment Information and Revenue Recognition" to the Company's consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

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

Item 1A. Risk Factors
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

If the Company were to fail to make timely deliveries in accordance with contractual obligations, the Company generally must absorb its own costs for identifying and solving the “root cause” problem as well as expeditiously producing replacement components or products. Generally, the Company must also absorb the costs associated with “catching up,” such as overtime and premium freight. Additionally, if the Company is the cause for a customer being forced to halt production the customer may seek to recoup all of its losses and expenses from the Company. Certain customers have communicated that they expect such reimbursement and are reserving their rights to claim damages arising from supply shortages. Should the Company be unsuccessful in its defense of such claims and any potential claims these losses and expenses could be significant, and may include consequential losses such as lost profits. Any supply-chain disruption, however small, could cause the complete shutdown of an assembly line of one of the Company’s customers, and any such shutdown could lead to material claims for compensation.

The Company has experienced and may in the future experience supplier price increases that could negatively affect its operations and profitability. The price increases are often driven by raw material pricing and availability, component or part availability, manufacturing capacity, industry allocations, logistics capacity, natural disasters or pandemics, the effects of climate change, inflation, sudden increases in border tariffs, and significant changes in the financial or business condition of its suppliers

The Company’s substantial international operations make it vulnerable to risks associated with doing business in foreign countries

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

Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement, provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where the Company manufactures products, such as Mexico and China, could have a material adverse effect on its business and financial results. For example, in February 2025, the U.S. government imposed or threatened to impose new tariffs on imported products from Mexico, Canada and China and reciprocal tariffs globally. The impact of these tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. Despite recent trade negotiations between the U.S. and the Mexican, Canadian and Chinese governments, given the uncertainty regarding the scope and duration of any new tariffs, as well as the potential for additional tariffs or trade barriers by the U.S., Mexico, Canada, China or other countries, the Company can provide no assurance that any strategies it implements to mitigate the impact of such tariffs or other trade actions will be successful. Management continues to monitor the volatile geopolitical environment to identify, quantify and assess proposed or threatened duties, taxes or other business restrictions which could adversely affect our business and financial results.

In addition, U.S. trade legislation continues to evolve related to barriers on the use of various products and technology from around the world including but not limited to the (i) Uyghur Forced Labor Prevention Act and (ii) Securing the Information and Communications Technology and Services Supply Chain: Connected Vehicles). The Company can provide no assurance that any strategies we implement to mitigate the impact of any trade actions will be successful.

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

The Company must continue to develop, introduce, and achieve market acceptance of new and enhanced products in order to grow its sales in the future

The growth of the Company's business will be dependent on the demand for innovative automotive electronics products, including but not limited to electrification, advanced driver assistance, semi-autonomous and autonomous vehicle technologies. In order to increase sales in current markets and gain entry into new markets, the Company must innovate to maintain and improve existing products, including software, while successfully developing and introducing distinctive new and enhanced products that anticipate changing customer and consumer preferences and capitalize upon emerging software technologies. Artificial Intelligence (“A.I”) will continue to play an increasing role in the Company’s products generating opportunities but also risk that the Company’s products may be developed more cheaply with A.I. solutions or that competitor’s A.I. offerings may be preferred over the Company’s product offerings. In addition, the Company may experience difficulties that delay or prevent the development, introduction, or market acceptance of its new or enhanced products. Furthermore, the new technologies, including A.I., have also attracted increased competition from outside the traditional automotive industry, and any of these competitors may develop and introduce technologies that gain greater customer or consumer acceptance, which could have a material adverse effect on the future growth of the Company.

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

The Company is highly dependent on Ford Motor Company and decreases in this customer’s vehicle production volumes would adversely affect the Company

Ford and General Motors are the Company’s largest customers as a percentage of sales. Accordingly, any change in Ford or General Motors's vehicle production volumes may have a significant impact on the Company’s sales volume and profitability. See Note 18, "Financial Instruments" in Part II, Item 8 of this Annual Report on Form 10-K for more information.

The Company’s pension expense and funding levels of pension plans could materially deteriorate, or the Company may be unable to generate sufficient excess cash flow to meet increased pension benefit obligations

The Company’s assumptions used to calculate pension obligations as of the annual measurement date directly impact the expense to be recognized in future periods. While the Company’s management believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension obligations and future expense. For more information on sensitivities to changing assumptions, please see “Critical Accounting Estimates” in Item 7 and Note 12, “Employee Benefit Plans” in Part II, Item 8 of this Annual Report on Form 10-K.

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

Warranty claims, product liability claims, and product recalls could adversely affect the Company

The Company faces the inherent business risk of exposure to warranty and product liability claims in the event that its products fail to perform as expected or such failure results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of the Company’s supplied products are defective or are alleged to be defective, the Company may be required to participate in a recall campaign. The introduction of new and complex technologies, such as A.I. features, can increase these and other safety risks, including exposing users to harmful, inaccurate or other negative content and experiences. The Company’s products contain increasingly significant amounts of software and a successful cyberattack on such products could cause materially adverse effects on the Company’s business, operating results, financial condition, cash flow, and reputation. In addition, as the Company expands its electrification product offering, including its battery management systems, such products will present a different warranty and product liability risk profile. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, automakers are increasingly expecting them to warrant their products and are increasingly looking to suppliers for contributions when faced with product liability claims or recalls. A successful warranty or product liability claim against the Company, or a requirement that the Company participate in a product recall campaign, could have materially adverse effects on the Company’s business, operating results, financial condition, and cash flow.

Developments or assertions by or against the Company relating to intellectual property rights could materially impact its business

The Company owns significant intellectual property, including a number of patents, trademarks, copyrights, and trade secrets and is involved in numerous licensing arrangements. The Company’s intellectual property plays an important role in maintaining its competitive position in a number of the markets served. The Company may directly or through a supplied component utilize intellectual property in its products that requires a license from a third-party. While the Company believes that such licenses generally can be obtained by the Company, or supplier if a supplied component, we may not be able to obtain the necessary licenses on commercially acceptable terms or at all. Failure by the Company or its suppliers to obtain the right to use third-party intellectual property could preclude the Company from selling certain products, and developments or assertions by or against the Company relating to intellectual property rights, could have materially adverse effects on the Company’s business, operating results, financial condition, and cash flow.

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

Advances in A.I. technology may generate developments against which existing intellectual property laws may not adequately protect and which may also give rise to a proliferation of infringement which we may not be able to address effectively.

Privacy and security concerns (including cybersecurity) relating to the Company's current or future products and services could have a material adverse impact on our business, damage its reputation and deter current and potential users from using them

The Company’s products and services contain digital technology designed to support connected vehicles, and for some products may also collect and store sensitive end-user data (that may include personally identifiable information). Despite the security and risk-prevention measures the Company has implemented, including related to cybersecurity, our products or services could be breached, damaged, taken over, or otherwise interrupted by a system failure, cyberattack, malicious computer software (including malware or ransomware), unauthorized physical or electronic access, or other natural or man-made incidents or disasters. Failure of the Company’s products or services to effectively protect against these vulnerabilities can damage its reputation and adversely affect its operating results.

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

Tax Related Risk Factors

The Company’s expected annual effective tax rate could be volatile and could materially change as a result of changes in mix of earnings and other factors, including changes in tax laws and tax audits

We are subject to income taxes in the U.S. and various international jurisdictions. Changes in tax rates or tax laws by U.S. and international jurisdictions and tax audits could adversely impact Visteon’s financial results. The Company is in a position whereby losses incurred in certain tax jurisdictions generally provide no current financial statement benefit. In addition, certain jurisdictions have statutory rates greater than or less than the U.S. statutory rate. As such, changes in the mix and source of earnings between jurisdictions, including changes in tax rates in those jurisdictions, could have a significant impact on the Company’s overall effective tax rate in future periods. Additionally, in the ordinary course of business, we are subject to examinations by various tax authorities. Tax authorities in various jurisdictions could also open new examinations and expand existing examinations for which the outcomes cannot be predicted with certainty. Furthermore, changes in U.S. or foreign tax laws and regulations, or their interpretation and application, could also have a significant impact on the Company’s overall effective rate in future periods. For example, the Organization for Economic Cooperation and Development ("OECD"), the European Union, and several other countries, including those where our Company operates, have introduced a 15% global minimum tax on a country-by-country basis, with many jurisdictions committing to an effective enactment date of January 1, 2024. Although it is uncertain if the U.S. will adopt Pillar Two, many jurisdictions are updating their tax laws based on this framework. As we evaluate the impact of these legislative changes with the release of additional guidance, uncertainty remains about the timing and interpretation by tax authorities in affected regions. While the estimated impact on our 2024 effective tax rate is not material, these changes could negatively affect our effective tax rate, tax liabilities, and cash taxes in future years.

The Company may not be able to fully utilize its U.S. net operating losses and other tax attributes

The Company has net operating losses ("NOLs") and other tax attributes which could be limited if there is a subsequent change of ownership. If the Company were to have a change of ownership within the meaning of IRC Sections 382 and 383, its NOLs and other tax attributes could be limited to an amount equal to its market capitalization at the time of the ownership change multiplied by the federal long-term tax exempt-rate. The Company cannot provide any assurance that such an ownership change will not occur, in which case the availability of the Company's NOLs and other tax attributes could be significantly limited or possibly eliminated. Certain tax benefit preservation provisions of its corporate documents could delay or prevent a change of control, even if that change would be beneficial to stockholders.

Market Related Risk Factors

The Company is subject to significant foreign currency risks and foreign exchange exposure

As a result of Visteon's global presence, a significant portion of the Company's revenues and expenses are denominated in currencies other than the U.S. dollar. The Company is therefore subject to foreign currency risks and foreign exchange exposure. The Company's primary exposures are to the Brazilian real, British pound, Bulgarian Lev, Chinese renminbi, euro, Indian rupee, Japanese yen, Korean won, Mexican peso, and Thai bhat. Volatility in certain exchange rates could adversely impact Visteon's financial results and comparability of results from period to period.

General Risk Factors

A disruption to the Company's infrastructure of information technology systems, or those of our customers, supplies, sub-suppliers, partners, service providers or other contract parties, including because of cyberattack, could adversely affect its business and financial performance

The Company relies on the accuracy, capacity, and security of its infrastructure and information technology systems to conduct its business. The Company's systems have in the past and could in the future be breached, damaged, taken over, or otherwise interrupted by a system failure, cyberattack, malicious computer software (including malware or ransomware), unauthorized physical or electronic access, or other natural or man-made incidents or disasters. For example, on July 3, 2023, the Company experienced a disruption of certain IT services and assets at its third-party data center provider that resulted in some IT services experiencing interruptions and loss of data and on December 15, 2024 several servers at a single plant in China were encrypted but the Company’s response plans including back-up restoration negated any material impact to the Company. These types of events have occurred with more frequency within our industry and are expected to continue (and possibly increase) moving forward. Any of these events could result in, amongst other things, the following to the Company or its customers, suppliers, sub-suppliers, or other contract parties: (i) a business disruption, including plant operations, (ii) theft of intellectual property, including trade secrets, or (iii) unauthorized access to personal information, including employee or end consumer personal information. Although the Company has placed a high priority on cybersecurity and continues to enhance (through investments) our controls, processes and practices designed to protect our operational systems and products from a breach, the Company’s actions may not be quick enough to fully protect our operational systems and products against all vulnerabilities, including technologies developed to bypass our security measures. In addition, the company’s employees or customers may accidentally provide their access credentials or other sensitive information to bad actors who could gain access to our secure systems and networks. Nothing ensures that the Company’s actions or investments to improve its systems, products, processes and risk management framework or remediate vulnerabilities will be sufficient or deployed quickly enough to prevent or limit the impact of any breach. Undetected or unrecognized breaches also create a risk to the Company since it takes time to first discover the breach and then patch the vulnerability. The Company also cannot anticipate all the various methods of attacks and have defenses prepared in advance against these types of attacks, and it cannot predict the extent, frequency or impact these attacks may have. To the extent a breach occurs as noted above, or data is lost, destroyed, or inappropriately used or disclosed, such disruptions could lead to legal claims against the Company and adversely affect the Company’s competitive position, reputation, relationships with customers, financial condition, operating results, and cash flows and/or subject us to regulatory actions, including those contemplated by data privacy laws and regulations. Moreover, the Company may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future. The Company is also dependent on the security measures implemented by our customers, suppliers, and other third-party service providers to protect their own systems, infrastructures, and products. A breach that impacts any of these third-parties' systems could result in unauthorized access to the Company’s or its customers' or suppliers' sensitive data or the Company’s own information technology systems. It could also cause the Company to be non-compliant with applicable laws, subject us to legal claims, disrupt our operations, damage our reputation, or cause a loss of confidence in our products or services, any of which could adversely affect our financial condition, operating results, or cash flow. In addition, if the content, analyses, or recommendations that A.I. programs assist in producing are or are alleged to be deficient, inaccurate, or biased, then the Company’s business, financial condition, and results of operations and our reputation may be adversely affected.

The Company is involved from time to time in legal proceedings and commercial or contractual disputes, which could have an adverse effect on the Company

The Company is involved in legal proceedings and commercial or contractual disputes that, from time to time, are significant. These are typically claims that arise in the normal course of business including, without limitation, commercial or contractual disputes (including disputes with suppliers), intellectual property matters, personal injury claims, and employment matters. Adverse results of such proceedings and claims may have a material adverse impact on the Company’s profitability and financial position.

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

Item 1B.    Unresolved Staff Comments

None

Item 1C.    Cybersecurity

Governance

Responsibility for assessing cybersecurity risk includes, but is not limited to, input from our Board of Directors, including the Audit Committee of the Board (the “Audit Committee”), senior management and the Crisis Management Team (a taskforce comprised of representatives from primary corporate and operational functions). These groups devote significant resources to cybersecurity and the risk management processes to adapt to the changing cybersecurity landscape and respond to emerging threats in a timely and effective manner. Visteon’s internal cyber and information security team oversees and works collaboratively with various information security service providers using the National Institute of Standards and Technology ("NIST") framework to regularly assess the threat landscape and support a layered cybersecurity strategy based on prevention, detection and mitigation.

The Company’s Chief Information Officer is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the Audit Committee and to the full Board. Our Chief Information Officer has over two decades of experience leading cybersecurity oversight. Visteon’s internal cyber and information security team has multiple years of experience and/or are security certified (e.g., CISSP, CRISC).

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

The Company’s cybersecurity risk management program incorporates external guidance and expertise through the use of third-party service providers to assist in the identification, assessment and management of risks specific to cybersecurity threats, including vendors providing threat intelligence, risk mitigation, dark web monitoring, external scanning and scoring, threat and reputation monitoring, forensics, cyber-insurance, advisory services and legal counsel. Visteon engages a managed security service provider to augment its cyber and information security team and to provide additional monitoring capabilities. Visteon’s cyber and information security team reviews enterprise risk management-level cybersecurity risks regularly, and key cybersecurity risks are incorporated into the annual corporate-wide Enterprise Risk Management assessment. In addition, we have a set of Company-wide policies and procedures concerning cybersecurity matters, which include an Information Security manual as well as other policies that directly or indirectly relate to cybersecurity, such as policies related to encryption standards, antivirus protection, remote access, access control, confidential information and the use of the internet, social media, email and wireless devices. The Company has also obtained Trusted Information Security Assessment Exchange (TISAX) certification labels at multiple global locations.

The Company periodically performs simulations and tabletop exercises at a management level and incorporates external resources and advisors as needed. All employees are required to periodically complete cybersecurity training and have access to more frequent cybersecurity training through online modules.

The company regularly tests defenses by performing simulations and drills at both a technical level (including through red team/blue team exercises) and by reviewing its operational policies and procedures with third-party experts. At the management level, our cyber and information security team regularly monitors alerts and meets to discuss threat levels, trends and remediation. Our cyber and information security team conducts regular reviews of third-party hosted applications with a specific focus on any sensitive data shared with third parties. Internal audit works with internal business owners of the hosted applications to document user access reviews annually and receive from the vendor a System and Organization Controls (“SOC”) report. If a third-party vendor is not able to provide a SOC report, the Company takes additional steps to assess their cybersecurity preparedness and assess our relationship on that basis.

The Company has certain products it manufactures that are more susceptible to cybersecurity threats and for those products the Company has additional specific cybersecurity risk assessments and management processes in place that aligns our internal policies, standards and development practices with customer requirements and industry standards, including the International Organization for Standardization ("ISO") 21434 control framework specific to road vehicle cybersecurity engineering. Visteon’s product level cybersecurity management is led by a separate team within the engineering department with the leader of that team reporting at least twice per year to the Technology Committee of the Board on the risks and processes related to product level cybersecurity threats.

Visteon faces a number of cybersecurity risks in connection with its business. Although such risks have not, to date, materially affected the Company or the results of operations or financial condition, the Company has from time-to-time experienced threats to and breaches of its data and systems, including malware attacks. Despite the extensive approach Visteon takes to cybersecurity, the Company may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Company or its stakeholders. See Item 1A. “Risk Factors” for a discussion of cybersecurity risks.

Item 2.    Properties

The Company's principal executive offices are located in Van Buren Township, Michigan. At December 31, 2024, the Company and its consolidated subsidiaries owned or leased:

•32 corporate offices, technical and engineering centers and customer service centers in 15 countries around the world, all of which were leased.
•13 manufacturing and/or assembly facilities in Brazil, China, India, Japan, Mexico, Portugal, Slovakia, Tunisia, and Thailand, of which 10 were leased and 3 were owned.
In addition, the Company's non-consolidated affiliates operate 6 manufacturing and/or assembly locations, primarily in the Asia Pacific region. The Company considers its facilities to be adequate for its current uses.

Item 3.Legal Proceedings

From time to time, the Company is involved in various legal matters and proceedings arising in the ordinary course of business. While the Company incurs costs, including but not limited to, attorneys’ fees, the Company does not currently expect any of these matters or proceedings to have a material effect on its results of operations, financial position or cash flows. Certain legal proceedings in which the Company is involved are discussed in Note 19, “Commitments and Contingencies” to the Company's consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, “Financial Statements and Supplementary Data” and should be considered an integral part of Part I, Item 3, “Legal Proceedings.”

Item 4.Mine Safety Disclosures

None

Item 4A. Information about Our Executive Officers
The following table shows information about the executive officers of the Company as of February 1, 2025:

Name	Age	Position
Sachin S. Lawande	57	Director, President and Chief Executive Officer
Jerome J. Rouquet	57	Senior Vice President and Chief Financial Officer
Colleen E. Myers	49	Vice President and Chief Accounting Officer
Brett D. Pynnonen	56	Senior Vice President and Chief Legal Officer
Joao Paulo Ribeiro	55	Senior Vice President, Operation, Supply Chain, and Procurement
Qais M. Sharif	62	Senior Vice President, and General Manager of the Americas
Kristin E. Trecker	59	Senior Vice President and Chief People Officer
Robert R. Vallance	64	Senior Vice President, Product Lines, China, and APAC Supplier Strategy

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
Colleen E. Myers has been Visteon’s Vice President and Chief Accounting Officer since January 2024. Prior to the appointment, she was Assistant Controller since May 2021 and Senior Manager, Reporting and Consolidations since joining the Company in June 2015. Prior to joining Visteon she worked at Masco Corporation holding supervisory positions of increasing responsibility in financial reporting and internal audit. Ms. Myers is a certified public accountant.
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
Joao Paulo Ribeiro has been Visteon’s Senior Vice President, Operation, Supply Chain, and Procurement since November 2021. Prior to that he was Vice President, Manufacturing and Supply Chain since March 2020, Vice President, Manufacturing Operations since March 2014, and Managing Director, European Operations from October 2010 to March 2014. During his career with Visteon and Ford Motor Company, he has held management positions of increasing responsibility in manufacturing and operations.

Qais Sharif has been Visteon’s Senior Vice President and General Manager of the Americas since November 2023. Prior to that he was, Vice President and General Manager of the Americas since December 2021, Vice President Displays Product Line since November 2019 and Vice President, Product Management Driver Information and Displays since joining the Company in August 2016. Prior to joining Visteon, Mr. Sharif was Vice President, Information Technology and Mobile USA Sales and Marketing at LG Display Company, an automotive supplier, and Global Vice President of Sales at TE Connectivity, a consumer electronics company.

Kristin E. Trecker has been Visteon’s Senior Vice President and Chief People Officer since joining the Company in May 2018. Before joining Visteon, she served as Executive Vice President and Chief Human Resources Officer (“CHRO”) for Integer Holdings Corp. (formerly Greatbatch, Inc.), a medical device contract development and manufacturer, from November 2015 to May 2017, and as Senior Vice President and CHRO of MTS Systems Corp., a global engineering firm, from February 2012 to October 2015. Prior to that Ms. Trecker spent 16 years with Lawson Software, Inc. in roles of increasing responsibility, ranging from Director of Compensation and Benefits to Senior Vice President of Human Resources.

Robert R. Vallance has been Visteon’s Senior Vice President, Product Lines, China and APAC Supplier Strategy since January 2025, prior to that he was Senior Vice President of Global Customer Business Groups, New Technology Product Lines, and General Manager APAC Region since January 2022 and Senior Vice President, Customer Business Groups since December 2016. He also served as Vice President, Customer Business Groups upon rejoining the Company in July 2014. From February 2008 to June 2014, he served as Vice President, Electronics Business Group of Johnson Controls, Inc., an automotive supplier. Prior to that, he spent 23 years at Ford Motor Company and Visteon in product development, program and commercial management, strategy and planning, product marketing, and manufacturing.

Part II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock, $0.01 par value per share, trades on the Nasdaq Global Select Market under the symbol "VC". As of February 7, 2025, the Company had 2,550 shareholders of record.
No dividends were paid by the Company on its common stock during the years ended December 31, 2024 and 2023. The Company’s Board evaluates the Company’s dividend policy based on all relevant factors. The Company’s credit agreements limit the amount of cash payments for dividends that may be made. Additionally, the ability of the Company’s subsidiaries to transfer dividends is subject to various restrictions, including regulatory requirements and governmental restraints.
No sales of the Company’s common stock were made by or on behalf of the Company or an affiliated purchaser during the fourth quarter of 2024.
On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. Under this program, the Company will repurchase shares at the prevailing market prices pursuant to specified share price and daily volume limits. As of December 31, 2024, the Company has $131 million of authorized purchases of common stock remaining.
The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the fourth quarter of 2024.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 to October 31, 2024	—	$—	—	$174
November 1 to November 31, 2024	21,604	$92.74	21,604	$172
December 1 to December 31, 2024	455,601	$91.00	455,601	$131
Total	477,205	$91.08	477,205	$131
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
The following information in Item 5 is not deemed to be “soliciting material” or be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934, as amended (“Exchange Act”) or to the liabilities of Section 18 of the Exchange Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent the Company specifically incorporates it by reference into such a filing.

Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2019 through December 31, 2024, for Visteon's existing common stock, the S&P 500 Index and the Dow Jones U.S. Auto Parts Index. The graph below assumes that $100 was invested on December 31, 2019 in each of the Company's common stock, the stocks comprising the S&P 500 Index and the stocks comprising the Dow Jones U.S. Auto Parts Index, and that all dividends have been reinvested.

$200
$175
$150
$125
$100
$75
$50
$25
$0
2019
2020
2021
2022
2023
2024
Visteon
Dow Jones U.S. Auto Parts Index
S&P 500

	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024
Visteon Corporation	$100.00	$144.96	$128.35	$151.09	$144.24	$102.46
Dow Jones U.S. Auto Parts Index	$100.00	$116.02	$139.01	$101.74	$99.55	$75.85
S&P 500	$100.00	$116.26	$147.52	$118.84	$147.64	$182.05
The above comparisons are required by the SEC and are not intended to forecast or be indicative of possible future performance of the Company's common stock or the referenced indices.
Item 6.    [Reserved]

Item 7.Management's Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition, and cash flows of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s consolidated financial statements and related notes appearing in Item 8 of this Annual Report on Form 10-K “Financial Statements and Supplementary Data”. For discussion related to changes in financial condition and the results of operations for fiscal year 2023-related items, refer to Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for fiscal year 2023, which was filed with the Securities and Exchange Commission on February 20, 2024.

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
The Company has laid out the following strategic priorities:
•Technology Innovation - The Company is an established global leader in cockpit electronics and is positioned to provide solutions as the industry transitions to the next generation automotive cockpit experience. The cockpit is becoming fully digital, connected, automated, learning and voice enabled. Visteon's broad portfolio of digital cockpit and electrification electronics positions Visteon to support these macro trends in the automotive industry.

•Long-Term Growth - The Company has continued to win business at a rate that exceeds current sales levels by demonstrating product quality, technical and development capability, new product innovation, reliability, timeliness, product design, manufacturing capability, and flexibility, as well as overall customer service.
•Balanced Capital Allocation with a Strong Balance Sheet - The Company continues to maintain a strong balance sheet to withstand near-term industry volatility and support a balanced capital allocation framework. The Company is primarily focused on allocating capital to high-returning organic initiatives that increase internal capabilities, pursuing attractive inorganic opportunities, and returning capital to shareholders. In March 2023, the Company announced a $300 million share repurchase program maturing at the end of 2026. The Company has repurchased $169 million of Company common stock under this program. During the year ended December 31, 2024, Visteon spent a net cash outlay of $55 million on inorganic growth, to acquire an advanced design and R&D services firm and a software firm.

Financial Results

The pie charts below highlight the sales breakdown for Visteon for the year ended December 31, 2024.

*Regional sales are based on the geographic region where sale originates and not where customer is located (excludes inter-regional eliminations).
Global Automotive Market Conditions and Production Levels

Industry vehicle volumes were approximately 89 million units in 2024, a modest decline compared to 2023 as the worldwide semiconductor and other supply related shortages began to ease, offset by mixed industry dynamics that reduced light vehicle production in Europe and North America. North America production levels were slightly lower as vehicle affordability affected consumer demand, partially offset by OEMs rebuilding inventories. Production levels in Europe were lower, with a weak macroeconomic environment and the expiration of government incentives on electric vehicles weighing on production. In China, domestic OEMs continued to gain market share amid intense price competition in a weak domestic market. Looking forward, vehicle production is expected to decline slightly in 2025, with Visteon’s customer production expected to decline mid-single digits, and ongoing risks related to vehicle affordability, economic uncertainty, potential geopolitical challenges, and customer market share changes. The magnitude of the impact on the financial statements, results of operations, and cash flows will be dependent on plant production schedules, supply chain impacts, global economic impacts, and electric vehicle adoption.

Company Highlights

Visteon continued to focus on execution throughout 2024, building a foundation of sustainable growth, margin expansion, and cash flow generation. Visteon reported sales of $3,866 million, a year-over-year decrease of 2%, representing continued out-performance compared to customer production despite significant headwinds in the China market and lower supply chain recoveries from customers. Net Income attributable to Visteon of $274 million declined compared to the prior year primarily due to a larger deferred tax valuation allowance release in 2023 as compared to 2024. Adjusted EBITDA* was $474 million, a 9% increase compared to prior year due to strong commercial and cost discipline. Visteon continued to build the foundation for sustainable growth launching 95 new products during 2024. Visteon's next-generation products continue to be featured on its customer's key vehicles and platforms. Additionally, Visteon was awarded $6.1 billion in new business wins with strong representation in all product categories. Wins included clusters wins of approximately $1.1 billion, driven primarily by digital clusters, multiple SmartCore™ and infotainment wins with lifetime revenue in excess of $1.5 billion, multiple large multi-display wins bringing total displays wins to $2.6 billion for the year, and $0.7 billion of electrification wins highlighted by a power electronics win for an on-board charger and DC-DC converter.

* Adjusted EBITDA is a Non-GAAP financial measure, as defined below.

Results of Operations

Year ended December 31, 2024 Compared to Year ended December 31, 2023

The Company's consolidated results of operations for the years ended December 31, 2024 and 2023 were as follows:

	Year Ended December 31,
(In millions)	2024	2023	Change
Net sales	$3,866	$3,954	$(88)
Cost of sales	(3,335)	(3,467)	132
Gross margin	531	487	44
Selling, general and administrative expenses	(207)	(207)	—
Restructuring and impairment	(32)	(5)	(27)
Interest income (expense), net	2	(7)	9
Equity in net (loss) income of non-consolidated affiliates	(3)	(10)	7
Other income (expense), net	7	(1)	8
Income (loss) before income taxes	298	257	41
Benefit from (provision for) income taxes	(14)	248	(262)
Net income (loss)	284	505	(221)
Less: Net (income) loss attributable to non-controlling interests	(10)	(19)	9
Net income (loss) attributable to Visteon Corporation	$274	$486	$(212)
Adjusted EBITDA	$474	$434	$40
In 2024, the Company determined that additional U.S. deferred income tax assets were more likely than not to be realized resulting in a $49 million non-cash tax benefit to Net income attributable to Visteon Corporation or $1.76 per diluted share. 2023 includes a non-cash tax benefit to Net income attributable to Visteon Corporation of $313 million, or $11.10 per diluted share in the fourth quarter, and $10.98 per diluted share for the full year, related to a reduction in the valuation allowance against the U.S. deferred tax assets.

Net Sales and Cost of Sales

(In millions)	Net Sales	Cost of Sales	Gross Margin
December 31, 2023	$3,954	$(3,467)	$487
Volume, mix, and net new business	125	(104)	21
Customer pricing, net	(142)	—	(142)
Currency	(30)	17	(13)
Engineering costs, net	—	16	16
Cost performance, design changes, and other	(41)	203	162
December 31, 2024	$3,866	$(3,335)	$531

Net sales for the year ended December 31, 2024 totaled $3,866 million, which represents an decrease of $88 million compared with 2023. Volumes and net new business increased net sales by $125 million due to continued market outperformance as a result of recent product launches and sales volumes in the America's, partially offset by lower sales in China due to market dynamics. Customer pricing decreased net sales by $142 million as a result of lower customer recoveries due to improving supply chain dynamics and annual price reductions. Unfavorable currency decreased net sales by $30 million, primarily attributable to the Chinese renminbi, Japanese yen, and Brazilian real, partially offset by the euro. Other cost performance, design changes and other decreased net sales by $41 million. primarily due to the non-recurrence of certain prior period one time commercial items.

Cost of sales decreased $132 million for the year ended December 31, 2024, when compared with 2023. Volume, mix and net new business increased cost of sales by $104 million. Net engineering costs, excluding currency, decreased cost of sales by $16 million as a result of favorable timing of engineering recoveries. Foreign currency decreased cost of sales by $17 million, primarily attributable to the Mexican peso and Japanese yen, partially offset by the Brazilian real. Cost performance, design changes and other decreased cost of sales by $203 million primarily due to lower recoveries from improving supply chain dynamics and manufacturing efficiencies.
A summary of net engineering costs is shown below:

	Year Ended December 31,
(In millions)	2024	2023
Gross engineering costs	$(334)	$(330)
Engineering recoveries	143	120
Engineering costs, net	$(191)	$(210)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Gross engineering costs of $334 million for the year ended December 31, 2024, where $4 million higher than the same period of 2023, and included the the acquisition of a German R&D services firm. Net engineering costs of $191 million for the year ended December 31, 2024, including the impacts of currency, were $19 million lower than the same period of 2023. This decrease is primarily related to favorable timing of recoveries during 2024 compared to the prior period.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $207 million, or 5.4% of net sales, and $207 million, or 5.2% of net sales, for the years ended December 31, 2024 and 2023, respectively. Expenses remained unchanged during 2024 due to decreased amortization expense offset by increased employee expenses.

Restructuring and Impairment
The Company recorded $32 million and $5 million of net restructuring expense for the years ended December 31, 2024 and 2023, respectively. The increase is due to a 2024 global restructuring plan announced in September 2024 aimed at improving efficiency and further rationalize the Company’s footprint.

Interest Expense, Net

Net interest income for the year ended December 31, 2024, was $2 million, compared to interest expense of $7 million in the same period 2023. The increase in interest income during 2024 reflects increased cash balances.
Equity in Net Income of Non-Consolidated Affiliates
Equity in net loss of non-consolidated affiliates was $3 million and $10 million for the years ended December 31, 2024 and 2023, respectively. The loss in each year is due to operating losses at an affiliate.

Other Income, Net
Other income, net consists of the following:

	Year Ended December 31,
(In millions)	2024	2023
Pension financing benefits, net	$11	$11
Pension settlement	(4)	—
Township settlement	—	(12)
	$7	$(1)

Income Taxes

The Company's provision for income taxes was $14 million for year ended December 31, 2024, reflecting a $262 million increase compared to the $248 million benefit from income taxes in 2023. In the fourth quarter of 2023, the Company released $313 million from its deferred tax valuation allowance related to U.S. federal and certain state deferred tax assets. In 2024, the Company determined that additional U.S. deferred income tax assets were more likely than not to be realized resulting in a $49 million non-cash tax benefit.

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

Adjusted EBITDA is presented as a supplemental measure of the Company's financial performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company's operating activities across reporting periods. Not all companies use identical calculations and, accordingly, the Company's presentation of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA is not a recognized term under U.S. generally accepted accounting principles ("GAAP") and does not purport to be a substitute for net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA has limitations as an analytical tool and is not intended to be a measure of cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments, and debt service requirements. The Company uses Adjusted EBITDA as a factor in incentive compensation decisions and to evaluate the effectiveness of the Company's business strategies. In addition, the Company's credit agreements use measures similar to Adjusted EBITDA to measure compliance with certain covenants.
The reconciliation of Adjusted EBITDA to net income attributable to Visteon for the years ended December 31, 2024 and 2023 is as follows:

	Year Ended December 31,
(In millions)	2024	2023	Change
Net income (loss) attributable to Visteon Corporation	$274	$486	$(212)
Depreciation and amortization	96	104	(8)
Restructuring, net	32	5	27
Provision for (benefit from) income tax	14	(248)	262
Non-cash, stock-based compensation expense	41	34	7
Interest (income) expense, net	(2)	7	(9)
Net income (loss) attributable to non-controlling interests	10	19	(9)
Equity in net loss (income) of non-consolidated affiliates	3	10	(7)
Other, net	6	17	(11)
Adjusted EBITDA	$474	$434	$40
In 2024, the Company determined that additional U.S. deferred income tax assets were more likely than not to be realized resulting in a $49 million non-cash tax benefit to Net income attributable to Visteon Corporation or $1.76 per diluted share. 2023 includes a non-cash tax benefit to Net income attributable to Visteon Corporation of $313 million, or $11.10 per diluted share in the fourth quarter, and $10.98 per diluted share for the full year, related to a reduction in the valuation allowance against the U.S. deferred tax assets.

Adjusted EBITDA was $474 million for the year ended December 31, 2024, representing an increase of $40 million when compared to 2023. Favorable volumes and mix, and the ongoing benefits of cost and commercial discipline increased Adjusted EBITDA by $37 million. Foreign currency decreased Adjusted EBITDA by $12 million, primarily attributable to the Brazilian real and Japanese yen, partially offset by the Mexican peso. Net engineering costs, excluding currency, increased Adjusted EBITDA by $15 million from favorable timing of recoveries.

Liquidity
Overview
The Company's primary sources of liquidity are cash flows from operations, existing cash balances, and borrowings under available credit facilities. The Company's intra-year needs are normally impacted by seasonal effects in the industry, such as mid-year shutdowns, the ramp-up of new model production, and year-end shutdowns at key customers.

A substantial portion of the Company's cash flows from operations are generated by operations located outside of the U.S. Accordingly, the Company utilizes a combination of cash repatriation strategies, including dividends and distributions, royalties, and other intercompany arrangements to provide the funds necessary to meet obligations globally. The Company’s ability to access funds from its subsidiaries is subject to, among other things, customary regulatory and statutory requirements and contractual arrangements including joint venture agreements and local credit facilities. Moreover, repatriation efforts may be modified by the Company according to prevailing circumstances.
Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of December 31, 2024, the Company’s corporate credit rating is BB by Standard & Poor’s. See Note 11, "Debt" in the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures and intercompany load agreements. Affiliate working capital lines had availability of $150 million and the Company had $400 million of available credit under the revolving credit facility as of December 31, 2024.

Cash Balances
As of December 31, 2024, the Company had total cash and equivalents of $626 million, including $3 million of restricted cash. Cash balances totaling $489 million were located in jurisdictions outside of the United States, of which approximately $65 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017. However, the Company would be required to accrue additional tax expense primarily related to foreign withholding taxes.

Other Items Affecting Liquidity
During the year ended December 31, 2024, cash contributions to the Company's U.S and non-U.S. employee retirement plans were approximately $26 million. Additionally, the Company expects to make contributions to its US and non-US defined benefit pension plans of $4 million and $8 million, respectively, during 2025.

During the year ended December 31, 2024, the Company paid $10 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is provided in Note 4, "Restructuring and Impairments" in the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

The Company has committed to make investments totaling $20 million in multiple entities principally focused on the automotive sector pursuant to limited partnership agreements. As of December 31, 2024, the Company has contributed $13 million toward the aggregate investment commitments. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount.

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. Under this program, the Company will repurchase shares at the prevailing market prices pursuant to specified share price and daily volume limits. During the year ended December 31, 2024, the Company has purchased 647,755 shares at an average price of $97.97 related to this program totaling $63 million.

Purchase Obligations

As of December 31, 2024, the Company has contractual purchase obligations of approximately $41 million through 2029.

Leases

The Company has operating leases primarily for corporate offices, technical and engineering centers, vehicles, and certain equipment with future lease obligations ranging from 2025 to 2035. Additional discussion regarding the Company's leasing activities is provided in Note 9, "Leases" in the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K.

Taxes

The Company may be required to make significant cash outlays related to its unrecognized tax benefits, including interest and penalties. As of December 31, 2024, the Company had unrecognized tax benefits, including interest and penalties, that would be expected to result in a cash outlay of $15 million. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the period of cash settlement, if any, with the respective taxing authorities. For further information related to the Company’s unrecognized tax benefits, see Note 14, “Income Taxes,” to the consolidated financial statements included in this Report.

Cash Flows

Operating Activities

The Company generated $427 million of cash from operating activities during the year ended December 31, 2024, as compared to $267 million during 2023 representing a $160 million increase.

The increase in cash from operations in 2024 when compared to the prior period is primarily attributable to higher Adjusted EBITDA of $40 million and improved working capital inflow of $95 million, primarily related to accounts receivable and accounts payable.

Investing Activities

Net cash used by investing activities was $189 million and $123 million during the years ended December 31, 2024 and 2023, respectively. The $66 million increase in cash used by investing activities compared to the prior year is primarily due to increased capital expenditures of $12 million and the acquisition of businesses, net of cash acquired, of $55 million.

Financing Activities
Net cash used by financing activities was $100 million and $156 million for during the years ended December 31, 2024 and 2023, respectively. This $56 million decrease compared to the prior year is primarily attributable to lower repurchases of common stock of $43 million and decreased dividends paid to non-controlling interest of $17 million.

Debt and Capital Structure
See "Liquidity" above and also see Note 11, "Debt" and Note 15, "Stockholders' Equity and Non-controlling Interests" to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information.

Fair Value Measurements
See Note 17, "Fair Value Measurements" to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.
Critical Accounting Estimates
The Company’s significant accounting policies have been disclosed in the consolidated financial statements and accompanying notes under Note 1, “Summary of Significant Accounting Policies” to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K. Certain policies relate to estimates that involve matters that are highly uncertain at the time the accounting estimate is made and different estimates or changes to an estimate could have a material impact on the reported financial position, changes in financial condition or results of operations. Such critical estimates are discussed below. For these, materially different amounts could be reported under varied conditions and assumptions. Other items in the Company's consolidated financial statements require estimation; however, in the Company's opinion, they are not as critical as those discussed below.
Business Combinations
We allocate the fair value of purchase consideration to the assets acquired, liabilities assumed, and any noncontrolling interest based on their fair values at the acquisition date. When determining the fair values, we make significant estimates and assumptions, especially concerning intangible assets. Critical estimates when valuing intangible assets include expected future cash flows based on consideration of revenue and revenue growth rates and margins, customer attrition rates, future changes in technology and brand awareness, loyalty and position, and discount rates. Any purchase consideration in excess of the fair values of the net assets acquired is recorded as goodwill.
Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available.
Acquisition costs are expensed as incurred.

Revenue Recognition

Revenue is measured based on the transaction price and the quantity of parts specified in a contract with a customer. Discrete price adjustments may occur during the vehicle production period in order for the Company to remain competitive with market prices or based on changes in product specifications. Some of these price adjustments are non-routine in nature and require estimation. In the event the Company concludes that a portion of the revenue for a given part may vary from the purchase order, the Company records consideration at the most likely amount to which the Company expects to be entitled based on historical experience and input from customer negotiations. See Note 1, "Summary of Significant Accounting Policies” in the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Product Warranty and Recall
The Company accrues for warranty obligations for products sold based on management estimates, with support from the Company’s sales, engineering, quality, and legal functions, of the amount that eventually will be required to settle such obligations. This accrual is based on several factors including contractual arrangements, past experience, current claims, production changes, industry developments, and various other considerations. The Company accrues for product recall claims related to potential financial participation in customer actions to provide remedies as a result of actual or threatened regulatory or court actions or the Company’s determination of the potential for such actions. The Company's accrual for recall claims is based on specific facts and circumstances underlying individual claims with support from the Company’s engineering, quality, and legal functions. Amounts accrued are based upon management’s best estimate of the amount that will ultimately be required to settle such claims. See Note 19, "Commitments and Contingencies" in the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.
Restructuring
The Company accrues costs in connection with its restructuring of the engineering, administration, and manufacturing organizations. These accruals include estimates primarily related to employee headcount, local statutory benefits, and other employee termination costs. Actual costs may vary from these estimates. These accruals are reviewed on a quarterly basis and changes to restructuring actions are recognized when identified. See Note 4, “Restructuring and Impairments” in the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.
Pension Plans
Certain Company employees participate in defined benefit pension plans or retirement/termination indemnity plans. The Company has approximately $97 million in unfunded net pension liabilities as of December 31, 2024, of which approximately $80 million and $17 million are attributable to U.S. and non-U.S. pension plans, respectively. The determination of the Company’s obligations and expense for its pension plans is dependent on assumptions set by the Company used by actuaries in calculating such amounts. Assumptions, including the discount rate, expected long-term rate of return on plan assets, and rate of increase in compensation, are described in Note 12, “Employee Benefit Plans” to the Company’s consolidated financial statements included in Item 8 of this Annual Report on Form 10-K, which are incorporated herein by reference.

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense in future periods. Therefore, assumptions used to calculate benefit obligations as of the annual measurement date directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits, as of December 31, 2024, are as follows:
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

	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
Expected Rate of Return	7.23%	6.87%	2.00% - 9.60%	2.00% - 9.45%
Long-Term Rates of Return	7.06%	7.23%	2.00% - 10.60%	2.00% - 9.60%
Actual Rates of Return	3.79%	3.22%	(3.33)%	4.78%
The Company has set the long-term rates of return assumptions for its 2025 pension expense which range from 2.00% to 10.60% outside the U.S. and 7.06% in the U.S.
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

	U.S. Plans		Non-U.S. Plans
	2024	2023	2024	2023
Weighted Average Discount Rates	5.09%	5.40%	5.06%	5.33%
Discount Rates	5.09%	5.40%	1.75 - 10.65%	1.20% - 11.50%
While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension benefit obligations and its future expense. The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2024 funded status and 2025 pretax pension expense.

	Impact on U.S. 2025 Pretax Pension Expense	Impact on U.S. Plan 2024 Funded Status	Impact on Non-U.S. 2025 Pretax Pension Expense	Impact on Non-U.S. Plan 2024 Funded Status
25 basis point decrease in discount rate (a)(b)	Less than -$1 million	-$13 million	Less than -$1 million	-$6 million
25 basis point increase in discount rate (a)(b)	Less than +$1 million	+$13 million	Less than +$1 million	+$5 million
25 basis point decrease in expected return on assets (a)	Less than +$1 million		Less than +$1 million
25 basis point increase in expected return on assets (a)	Less than -$1 million		Less than -$1 million
(a) Assumes all other assumptions are held constant.
(b) Excludes impact of assets used to hedge discount rate volatility.

Income Taxes
The Company's income tax expense, deferred tax assets, deferred tax liabilities, and liabilities for uncertain tax benefits reflect management’s best estimate of current and future taxes to be paid. The Company is subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgments and estimates are required in the determination of consolidated income tax expense.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements, which will result in taxable or deductible amounts in the future. In evaluating the Company's ability to realize a benefit with respect to the deferred tax assets in the jurisdiction from which they arise, the Company considers all available positive and negative evidence, including historical and projected future taxable income, the expected timing of the reversals of existing temporary differences, the expected utilization of existing tax attribute carryforwards (e.g., net operating losses and foreign tax credits), and tax planning strategies.

In developing the Company's estimates of future taxable income, the Company considers both the historical operating results adjusted for certain nonrecurring transactions, as well as the Company's actual forecasted state, federal, and foreign pretax operating income. These estimates, and the relative weights placed thereon, require the use of significant judgment and are consistent with the plans and estimates the Company is using to manage the underlying businesses.

If, based upon the weight of available evidence, it is more likely than not the deferred tax assets will not be realized, a valuation allowance is recorded.

Prior to the year ended December 31, 2023, the Company recorded a full valuation allowance against the U.S. deferred tax assets primarily due to historical cumulative losses.

For the year ended December 31, 2023, the Company evaluated both positive and negative evidence when considering if it was more likely than not that US deferred tax assets would be realized. The Company concluded that the positive evidence, which included the Company (1) being in a substantive three-year U.S. cumulative income position, (2) reporting U.S. income for 10 of the past 12 quarters, and (3) forecasting U.S. book and taxable income for the year ending December 31, 2024, outweighed the negative evidence (the Company’s history of losses).

More specifically, the Company’s forecast of future taxable income using its objective and verifiable earnings history, indicated that it was more likely than not that the Company would be able to realize a benefit for a substantial portion of its U.S. deferred tax assets, resulting in a partial release of its valuation allowance related to its U.S. deferred tax assets. The deferred tax assets not expected to be realized based on the Company’s projections relate primarily to the Company’s existing foreign tax credit carryforwards, as the Company has been and is expected to continue to generate excess credits in the near term, resulting in an inability to use all of its existing credits prior to their expiration dates; certain U.S. federal net operating loss carryforwards that were not expected to provide an incremental cash savings (i.e., they would only displace credits and deductions the Company would have otherwise had available to it); and State operating loss carryforwards with a limited carryforward. The Company recorded a $313 million income tax benefit related to the partial release of its U.S. valuation allowance as of December 31, 2023.

In evaluating the realizability of its U.S. deferred tax assets as of December 31, 2024, the Company considered all positive and negative evidence to determine whether the deferred tax assets are more likely than not to be realized. This assessment resulted in a $49 million income tax benefit, further reducing the U.S. valuation allowance. The change in evidence for assessing the realization of U.S. deferred taxes was primarily due to the Company's actual U.S. taxable income in 2024 exceeding the previous year’s projections, along with projections indicating continued U.S. taxable income in 2025.

The Company’s results of operations are heavily dependent upon customer orders. The potential impact of government actions, such as enforcement of tariffs, has not yet been included in the company’s projections but could have a significant impact on the realization of its deferred tax assets. Given the inherent uncertainty in estimating future events, including projected taxable income, any improvement or deterioration in the Company’s future operating performance could lead to significant changes in the Company's valuation allowance assessments. Factors influencing the remaining valuation allowance include variations in forecasted sales volumes, which depend on customer orders, potential changes in U.S. tax law (such as the capitalization of research and development costs), and the amount of future foreign tax credits generated (since these credits are utilized before the foreign tax credit carryforwards). Additionally, the complexity of determining U.S. taxable income and related foreign tax credit utilization, considering the Company's global structure, the nature of its deferred tax assets, and the timing of carryforward expiration of some tax attributes, makes it challenging to fully assess the impact on the remaining valuation allowance if meaningful changes occur.

See Note 13, "Income Taxes" in the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

Recent Accounting Pronouncements
See Note 1, “Summary of Significant Accounting Policies” to the Company's consolidated financial statements under Item 8 of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.
Forward-Looking Statements
Certain statements contained or incorporated in this Annual Report on Form 10-K which are not statements of historical fact constitute “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “Reform Act”). Forward-looking statements give current expectations or forecasts of future events. Words such as “anticipate”, “expect”, “intend”, “plan”, “believe”, “seek”, “estimate” and other words and terms of similar meaning in connection with discussions of future operating or financial performance signify forward-looking statements. These statements reflect the Company’s current views with respect to future events and are based on assumptions and estimates, which are subject to risks and uncertainties including those discussed in Item 1A under the heading “Risk Factors” and elsewhere in this Annual Report on Form 10-K. Accordingly, undue reliance should not be placed on these forward-looking statements. Also, these forward-looking statements represent the Company’s estimates and assumptions only as of the date of this Annual Report on Form 10-K. The Company does not intend to update any of these forward-looking statements to reflect circumstances or events that occur after the statement is made and qualifies all of its forward-looking statements by these cautionary statements.
You should understand that various factors, in addition to those discussed elsewhere in this document, could affect the Company’s future results and could cause results to differ materially from those expressed in such forward-looking statements, including:
•Uncertainties in U.S. policy regarding trade agreements, tariffs or other internation trade policies and any response to such actions by foreign countries.
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
•Changes in laws, tariffs, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, prohibit, or otherwise affect, the manufacture, licensing, distribution, sale, ownership, or use of Visteon’s products or assets.
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
The hypothetical pretax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $20 million and $21 million for foreign currency derivative financial instruments as of December 31, 2024 and 2023, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

See Note 18, "Financial Instruments" to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for additional information.

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

Visteon Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Visteon Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Visteon Corporation and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity, for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the German Acquisition, which was acquired on August 29, 2024, and the other Acquisition which was acquired on December 3, 2024. These acquisitions constitute less than 3% of total assets and less than 1% of total revenues of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2024. Accordingly, our audit did not include the internal control over financial reporting at the German Acquisition or the other Acquisition.
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

Income Taxes - U.S. net deferred tax asset valuation allowance - Refer to Note 1 and Note 14 to the financial statements

Critical Audit Matter Description

The Company records a valuation allowance to reduce deferred tax assets when it is more likely than not that such assets will not be realized. In determining the need for a valuation allowance, all available positive and negative evidence, including historical and projected financial performance, is considered along with any other pertinent information.

As of December 31, 2024, after considering all positive and negative evidence, including improvement in the Company’s U.S. profitability beyond the projections utilized in estimating the realizability of its U.S. deferred tax assets in 2023, the Company concluded that additional U.S. deferred income tax assets were more likely than not to be realized resulting in a $49 million non-cash benefit (the tax benefit) to income tax expense in 2024. In determining the amount of the U.S. valuation allowance to release, the Company applied the incremental economic benefit approach.

Auditing the tax benefit required a high degree of auditor judgment and an increased extent of effort, including the need to involve our income tax specialists, due to the complexity in applying the incremental economic benefit approach.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s tax benefit included the following, among others:

•We tested the effectiveness of controls over management’s application of the incremental economic benefit approach to determine the amount of the tax benefit.
•With the assistance of our income tax specialists, we tested the application of the incremental economic benefit approach including the underlying data and assumptions used by management.
•We tested the completeness and accuracy of management’s calculation of the tax benefit.

/s/ Deloitte & Touche LLP

Detroit, Michigan
February 18, 2025

We have served as the Company's auditor since 2022.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2024	2023	2022
Net sales	$3,866	$3,954	$3,756
Cost of sales	(3,335)	(3,467)	(3,388)
Gross margin	531	487	368
Selling, general and administrative expenses	(207)	(207)	(188)
Restructuring and impairment, net	(32)	(5)	(14)
Interest expense	(15)	(17)	(14)
Interest income	17	10	4
Equity in net (loss) income of non-consolidated affiliates	(3)	(10)	(1)
Other income (loss), net	7	(1)	20
Income (loss) before income taxes	298	257	175
Benefit from (provision for) income taxes	(14)	248	(45)
Net income (loss)	284	505	130
Less: Net (income) loss attributable to non-controlling interests	(10)	(19)	(6)
Net income (loss) attributable to Visteon Corporation	$274	$486	$124

Basic earnings (loss) per share attributable to Visteon Corporation	$9.93	$17.30	$4.41

Diluted earnings (loss) per share attributable to Visteon Corporation	$9.82	$17.05	$4.35

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2024	2023	2022
Net income (loss)	$284	$505	$130

Foreign currency translation adjustments (a)	(68)	15	(66)
Net investment hedge (a)	13	(7)	8
Benefit plans, net of tax (a)	10	(51)	56
Unrealized hedging gains (losses), net of tax (a)	(1)	(1)	13
Other comprehensive income (loss), net of tax	(46)	(44)	11
Comprehensive income	238	461	141
Comprehensive income attributable to non-controlling interests	16	16	1
Comprehensive income attributable to Visteon Corporation	$222	$445	$140
(a) These amounts are net of income tax effects.

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2024	2023
ASSETS
Cash and equivalents	$623	$515
Restricted cash	3	3
Accounts receivable, net	578	666
Inventories, net	283	298
Other current assets	109	134
Total current assets	1,596	1,616
Property and equipment, net	452	418
Intangible assets, net	152	90
Right-of-use assets	100	109
Investments in non-consolidated affiliates	27	35
Deferred tax assets	441	384
Other non-current assets	94	75
Total assets	$2,862	$2,727
LIABILITIES AND EQUITY
Short-term debt	$18	$18
Accounts payable	505	551
Accrued employee liabilities	107	99
Current lease liability	29	30
Other current liabilities	257	233
Total current liabilities	916	931
Long-term debt, net	301	318
Employee benefits	127	160
Non-current lease liability	78	79
Deferred tax liabilities	43	31
Other non-current liabilities	87	85
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of December 31, 2024 and 2023)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 27.2 and 27.7 million shares outstanding as of December 31, 2024 and December 31, 2023, respectively)	1	1
Additional paid-in capital	1,376	1,356
Retained earnings	2,548	2,274
Accumulated other comprehensive loss	(306)	(254)
Treasury stock	(2,390)	(2,339)
Total Visteon Corporation stockholders’ equity	1,229	1,038
Non-controlling interests	81	85
Total equity	1,310	1,123
Total liabilities and equity	$2,862	$2,727

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2024	2023	2022
Operating Activities
Net income	$284	$505	$130
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	96	104	108
Non-cash stock-based compensation	41	34	26
Equity in net income of non-consolidated affiliates, net of dividends remitted	8	15	4
Impairments	—	—	5
U.S. deferred tax benefit	(49)	(313)	—
Other non-cash items	9	(6)	(1)
Changes in assets and liabilities:
Accounts receivable	61	13	(156)
Inventories	1	52	(105)
Accounts payable	(32)	(130)	146
Other assets and other liabilities	8	(7)	10
Net cash provided from operating activities	427	267	167
Investing Activities
Capital expenditures, including intangibles	(137)	(125)	(81)
Acquisition of businesses, net of cash acquired	(55)	—	—
Net investment hedge transactions	—	—	12
Loan provided to non-consolidated affiliate	(5)	—	—
Loan repayment from non-consolidated affiliate	5	—	—
Other, net	3	2	1
Net cash used by investing activities	(189)	(123)	(68)
Financing Activities
Borrowings on term debt facility	—	—	350
Payments on term debt facility	—	—	(350)
Short-term debt, net	—	—	(4)
Principal repayment of term debt facility	(18)	(13)	—
Dividends paid to non-controlling interests	(12)	(29)	(2)
Repurchase of common stock	(63)	(106)	—
Stock based compensation tax withholding payments	(7)	(16)	—
Proceeds from the exercise of stock options	—	8	—
Other	—	—	(3)
Net cash used by financing activities	(100)	(156)	(9)
Effect of exchange rate changes on cash	(30)	7	(22)
Net increase (decrease) in cash, equivalents, and restricted cash	108	(5)	68
Cash, equivalents, and restricted cash at beginning of the period	518	523	455
Cash, equivalents, and restricted cash at end of the period	$626	$518	$523

Supplemental Disclosures:
Cash paid for interest	$14	$16	$14
Cash paid for income taxes, net of refunds	$73	$68	$29

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2021	$1	$1,349	$1,664	$(229)	$(2,269)	$516	$100	$616
Net income	—	—	124	—	—	124	6	130
Other comprehensive income (loss)	—	—	—	16	—	16	(5)	11
Stock-based compensation, net	—	3	—	—	16	19	—	19
Cash dividends	—	—	—	—	—	—	(2)	(2)
December 31, 2022	$1	$1,352	$1,788	$(213)	$(2,253)	$675	$99	$774
Net income	—	—	486	—	—	486	19	505
Other comprehensive income (loss)	—	—	—	(41)	—	(41)	(3)	(44)
Stock-based compensation, net	—	4	—	—	21	25	—	25
Shares repurchase	—	—	—	—	(107)	(107)	—	(107)
Cash dividends	—	—	—	—	—	—	(30)	(30)
December 31, 2023	$1	$1,356	$2,274	$(254)	$(2,339)	$1,038	$85	$1,123
Net income	—	—	274	—	—	274	10	284
Other comprehensive income (loss)	—	—	—	(52)	—	(52)	6	(46)
Stock-based compensation, net	—	20	—	—	12	32	—	32
Shares repurchase	—	—	—	—	(63)	(63)	—	(63)
Dividends payable	—	—	—	—	—	—	(7)	(7)
Cash dividends	—	—	—	—	—	—	(12)	(12)
Acquisition of non-controlling interest	—	—	—	—	—	—	(1)	(1)
December 31, 2024	$1	$1,376	$2,548	$(306)	$(2,390)	$1,229	$81	$1,310

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
Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after December 31, 2024 will be reflected in management's estimates for future periods.
Foreign Currency: We translate the assets and liabilities of foreign subsidiaries to United States (U.S.) dollars at end-of-period exchange rates. We translate the income statement elements of foreign subsidiaries to U.S. dollars at average-period exchange rates. We report the effect of translation for foreign subsidiaries that use the local currency as their functional currency as a separate component of stockholders' equity. Gains and losses resulting from the remeasurement of assets and liabilities in a currency other than the functional currency of a subsidiary are reported in current period income. We also report any gains and losses arising from transactions denominated in a currency other than the functional currency of a subsidiary in current period income. Net transaction gains and losses decreased net income by $2 million, decreased net income by $2 million, and increased net income by $5 million for the years ended December 31, 2024, 2023, and 2022, respectively.

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
The Company’s contracts with customers consist of various governing documents (such as long-term supply agreements, master purchase agreements, purchase orders and customer release order) which do not reach the level of a performance obligation of the Company until the Company receives either a purchase order and/or a customer release for a specific number of parts at a specified price, at which point the collective group of documents represent an enforceable contract. While the long-term supply agreements generally range from three to five years, customers make no commitments to volumes, and pricing or specifications can change prior to or during production. The Company recognizes revenue when control of the parts produced are transferred to the customer according to the terms of the contract, which is usually when the parts are shipped or delivered to the customer’s premises. Customers are generally invoiced upon shipment or delivery and payment generally occurs within 45 to 90 days and do not include significant financing components. Customers in China are often invoiced one month after shipment or delivery. Customer returns, when they occur, relate to quality rework issues and are not connected to any repurchase obligation of the Company. As of December 31, 2024, all unfulfilled performance obligations are expected to be fulfilled within the next twelve months.
Revenue is measured based on the transaction price and the quantity of parts specified in a contract with a customer. Discrete price adjustments may occur during the vehicle production period in order for the Company to remain competitive with market prices or based on changes in product specifications. Some of these price adjustments are non-routine in nature and require estimation. In the event the Company concludes that a portion of the revenue for a given part may vary from the purchase order, the Company records consideration at the most likely amount to which the Company expects to be entitled based on historical experience and input from customer negotiations. The Company records pricing accruals as adjustments to Net sales and Accounts receivable, net, within the Consolidated Statements of Operations and Consolidated Balance Sheets, respectively. In addition, the Company periodically negotiates cost recoveries with its customers. Recoveries are recorded as adjustments to Net sales when agreements with customers become contractual. The Company adjusts its pricing reserves at the earlier of when the most likely amount of consideration changes or when the consideration becomes fixed. In 2024, revenue recognized related to performance obligations satisfied in previous periods represented less than 1% of consolidated net sales.

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
Other Costs within Cost of Sales: Repair and maintenance costs, certain pre-production costs, and research and development expenses are expensed as incurred. Pre-production costs expensed represent engineering and development costs that are not contractually guaranteed for reimbursement by the customer. Research and development expenses include salary and related employee benefits, contractor fees, information technology, occupancy, telecommunications, depreciation, forward model program development, and advanced engineering activities. Research and development expenses were $191 million, $210 million, and $196 million in 2024, 2023 and 2022, respectively, which includes recoveries from customers of $143 million, $120 million and $145 million, respectively.
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

Cash and Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less, including short-term time deposits, commercial paper, repurchase agreements, and money market funds to be cash and cash equivalents. As of December 31, 2024, the Company's cash balances are invested in a diversified portfolio of cash and highly liquid cash equivalents including money market funds and time deposits with highly rated banking institutions with maturities less than three months. The cost of such funds approximates fair value based on the nature of the investment.

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $2 million related to a Letter of Credit Facility, and $1 million related to cash collateral for other corporate purposes as of December 31, 2024 and 2023.
Accounts Receivable: Accounts receivable are stated at the invoiced amount, less an allowance for doubtful accounts for estimated amounts not expected to be collected, and do not bear interest.

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection on such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third-party financial institutions in exchange for cash. The Company has entered into arrangements with financial institutions to sell certain bank notes, generally maturing within nine months. Bank notes are sold with recourse but qualify as a sale as all rights to the notes have passed to the financial institution. The Company redeemed $159 million of China bank notes during the year ended December 31, 2024. Remaining amounts outstanding at third-party institutions related to sold bank notes will mature by June 30, 2025.

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

The allowance for doubtful accounts related to accounts receivable and related activity are summarized below:

	December 31,
(In millions)	2024	2023	2022
Balance at beginning of year	$7	$5	$4
Provision	3	2	1
Balance at end of year	$10	$7	$5

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

Product Tooling: Product tooling includes molds, dies, and other tools used in production of a specific part or parts of the same basic design owned either by the Company or its customers. Company owned tooling is capitalized and depreciated over the shorter of the expected useful life of the tooling or the term of the supply arrangement, generally not exceeding six years. The Company had receivables of $29 million and $22 million as of December 31, 2024 and 2023, respectively, related to product tools which will not be owned by the Company and for which there is a contractual agreement for reimbursement from the customer.
Contractually Reimbursable Engineering Costs: Engineering, testing, and other costs incurred in the design and development of production parts are expensed as incurred, unless the cost reimbursement is contractually guaranteed in a customer contract, in which case costs are capitalized and subsequently reduced upon lump sum or piece price recoveries.
Property and Equipment: Property and equipment is stated at cost, or if impaired at fair value as of the impairment date. Property and equipment is depreciated using the straight-line method of depreciation over the related asset's estimated useful life.
Asset impairment charges are recorded for assets held-in-use when events and circumstances indicate that such assets may not be recoverable and the undiscounted net cash flows estimated to be generated by those assets are less than their carrying amounts. If estimated future undiscounted cash flows are not sufficient to recover the carrying value of the assets, an impairment charge is recorded for the amount by which the carrying value of the assets exceeds fair value. Fair value is determined using appraisals, management estimates, or discounted cash flow calculations. For further detail on asset impairments see Note 4, "Restructuring and Impairments."
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
Goodwill: The Company performs either a qualitative or quantitative assessment of goodwill for impairment on an annual basis. Goodwill impairment is tested annually on October 1 and when occasions warrant a review. Goodwill impairment testing is performed at the reporting unit level. The qualitative assessment considers several factors at the reporting unit level including the excess of fair value over carrying value as of the last quantitative impairment test, the length of time since the last fair value measurement, the current carrying value, market and industry metrics, actual performance compared to forecast performance, and the Company's current outlook on the business. If the qualitative assessment indicates it is more likely than not that goodwill is impaired, the reporting unit is quantitatively tested for impairment. To quantitatively test goodwill for impairment, the fair value of the reporting unit is determined and compared to the carrying value. An impairment charge is recognized for the amount by which the reporting unit's carrying value exceeds its fair value.

Intangible Assets: Definite-lived intangible assets are amortized over their estimated useful lives, and tested for impairment in accordance with the methodology discussed above under "Property and Equipment."

Government Incentives: The Company receives certain incentives from governments primarily related to research and development programs. The Company records incentives in accordance with their purpose as a reduction of expense or an offset to the related property and equipment. The benefit is recorded when all conditions related to the incentive have been met or are expected to be met and there is reasonable assurance of their receipt. The Company recorded incentive benefits of $2 million and less than $1 million for the years ended December 31, 2024 and 2023, respectively, and deferred income of $3 million and $1 million as of December 31, 2024 and 2023, respectively.

Product Warranty and Recall: Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality, and legal functions and include consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments and various other considerations. For further detail on warranty obligations see Note 19, "Commitments and Contingencies."
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
In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses (DISE) which requires disaggregated disclosure of income statement expenses for public business entities. The standard requires public business entities to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items that are considered relevant. The FASB also issued ASU No. 2025-01 (“ASU 2025-01”), Clarifying the Effective Date, which clarifies the adoption date of ASU 2024-03 as annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027 The Company is currently evaluating the potential effect of this accounting standard update on its consolidated financial statements and related disclosures.
Recently adopted accounting pronouncements
In November 2023, the FASB issued ASU No. 2023-07, Improvements to Reportable Segment Disclosures (Topic 280). This ASU updates reportable segment disclosure requirements by requiring disclosures of significant reportable segment expenses that are regularly provided to the Chief Operating Decision Maker (“CODM”) and included within each reported measure of a segment's profit or loss. This ASU also requires disclosure of the title and position of the individual identified as the CODM and an explanation of how the CODM uses the reported measures of a segment’s profit or loss in assessing segment performance and deciding how to allocate resources. The Company adopted this ASU retrospectively on December 31, 2024. Refer to Note 20, "Segment Information and Revenue Recognition" inclusion of the new required disclosures.

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
As of December 31, 2024, the German Acquisition purchase price was allocated to the assets and liabilities assumed as follows:

(In millions)
Cash	$55
Fair value of contingent consideration	8
Total fair value of consideration	$63

Assets acquired:
Cash	$3
Accounts receivable	5
Intangible assets	36
Other non-current assets	2
$46

Liabilities assumed:
Deferred tax liability	$11
Other liabilities	8
$19

Goodwill	$36
The German Acquisition was accounted for as a business combination, assets acquired and liabilities assumed were initially recorded at estimated fair values based on management's estimates at the date of acquisition based on available information, reasonable and supportable assumptions and, when necessary, a third-party utilized by the Company to assist with certain fair value estimates. The purchase price was allocated on a preliminary basis as of August 29, 2024, certain adjustments were made as of December 31, 2024 based on updated information provided by management, such adjustments resulted in an increase in goodwill of $1 million. The purchase price allocation is subject to change during the measurement period and may be subsequently adjusted to reflect final valuation results. The measurement period is not to exceed one year from the acquisition date during which the Company may adjust estimated or provisional amounts recorded if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. Measurement period adjustments are recorded in the period identified. Any adjustments to amounts recorded in purchase accounting that do not qualify as measurement period adjustments are included in earnings in the period identified. As of December 31, 2024 the final purchase price allocation has not been completed.

Fair values for intangible assets were based on the income approach including excess earnings and relief from royalty methods. The Company recorded intangible assets including a tradename of $2 million and customer-related assets totaling $34 million. These definite-lived intangible assets are being amortized using the straight-line method over their estimated useful lives of 10 years for tradename and 15 years for customer-related assets. The fair value of contingent consideration was measured using a Monte Carlo simulation which is a financial model that utilizes the probabilities of various outcomes.

Goodwill arising from the Acquisition is deductible for tax purposes.

These fair value measurements are classified within level 3 of the fair value hierarchy. Certain preliminary purchase price allocations may be subsequently adjusted to reflect final valuation results.

The pro forma effects of the German Acquisition do not materially impact the Company's reported results for any period presented, and as a result no unaudited pro forma disclosures are included herein.

The Company incurred $1 million in costs related to the Acquisition which are classified as Other income (expense).

The Company acquired an additional business in the fourth quarter of 2024 for cash consideration of $3 million which was allocated to Goodwill as of December 31, 2024.

NOTE 3. Non-Consolidated Affiliates
A summary of the Company's investments in non-consolidated equity method affiliates is provided below:

	December 31,
(In millions)	2024	2023
Yanfeng Visteon Investment Co., Ltd. ("YFVIC") (50%)	$—	$8
Limited partnerships	15	15
Others	12	12
Total investments in non-consolidated affiliates	$27	$35

Investments in Affiliates

Due to losses reported in the aggregate by our non-consolidated affiliates, the Company recorded a reduction in our investments in non-consolidated affiliates of $3 million, $10 million, and $1 million for the year ended December 31, 2024, 2023, and 2022, respectively.
The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that an other-than-temporary decline in value has occurred, an impairment loss will be recorded, measured as the difference between the carrying value and the fair value of the investment. As of December 31, 2024, the Company determined that no such indicators were present.

Non-Consolidated Affiliate Transactions

The Company has committed to make a $20 million investment in multiple entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. Through December 31, 2024, the Company had contributed approximately $13 million to these entities. These investments are classified as equity method investments.

In 2022, the Company made an investment in a private limited company focused on technology development for the automotive industry of $1 million. There have been no further contributions as of December 31, 2024.

A $6 million dividend was declared and paid by a non-consolidated affiliate during 2024.
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
A summary of transactions with affiliates is shown below:

	Year Ended December 31,
(In millions)	2024	2023
Billings to affiliates (a)	$50	$45
Purchases from affiliates (b)	$25	$62
(a) Primarily relates to parts production and engineering reimbursement
(b) Primarily relates to engineering services as well as selling, general and administrative expenses

A summary of the Company's investments in YFVIC is provided below:

	December 31,
(In millions)	2024	2023
Payables due to YFVIC	$22	$24
Exposure to loss in YFVIC
Investment in YFVIC	$—	$8
Receivables due from YFVIC	13	19
Maximum exposure to loss in YFVIC	$13	$27

During 2024, the Company's share of YFVIC reported losses were greater than the carrying value of this investment. Based on the equity method of accounting, losses exceeding the investment balance were not recorded and are monitored as suspended losses. As of December 31, 2024, the total suspended loss attributable to YFVIC was $3 million, for which the Company has no contractual obligation to fund.

During the second quarter of 2024, the Company loaned YFVIC $5 million to provide financial support. During the fourth quarter of 2024, YFVIC repaid the loan to the Company in full.

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

NOTE 4. Restructuring and Impairments
During the year ended December 31, 2024, 2023, and 2022, the Company recorded $32 million, $5 million, and $9 million, respectively, of net restructuring expense primarily related to employee severance.
Current restructuring actions include the following:
•During September of 2024, the Company approved a global restructuring program impacting manufacturing and engineering facilities, as well as administrative functions to improve efficiency and further rationalize the Company’s footprint. During the year ended December 31, 2024, the Company recorded approximately $27 million of employee severance, retention and termination costs related to this program. As of December 31, 2024, $22 million remains accrued for the program and all payments are expected to be made in 2025.

•During the year ended December 31, 2024, the Company approved and recorded $5 million of net restructuring expense related to various other global programs to improve efficiencies and rationalize the Company's footprint. As of December 31, 2024, $2 million remains accrued related to this action.

•During prior periods the Company approved various restructuring programs to improve efficiencies across the organization. As of December 31, 2024, $1 million remains accrued related to these programs.

•As of December 31, 2024, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its global Interiors business (the "Interiors Divestiture") and legacy operations of $3 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves

The Company’s restructuring reserves and related activity are summarized below. The Company anticipates that the activities associated with the current restructuring reserve balance will be substantially complete by the end of 2026. The Company’s condensed consolidated restructuring reserves are shown as Other liabilities as detailed in Note 10, "Other Liabilities"..

(In millions)
December 31, 2021	$18
Expense	6
Change in estimates	3
Payments	(15)
Foreign currency	(1)
December 31, 2022	$11
Expense	6
Change in estimates	(1)
Payments	(8)
Foreign currency	—
December 31, 2023	$8
Expense	32
Payments	(10)
Foreign currency	(2)
December 31, 2024	$28

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

NOTE 5. Inventories
Inventories, net consist of the following components:

	December 31,
(In millions)	2024	2023
Raw materials	$199	$229
Work-in-process	31	32
Finished products	53	37
	$283	$298

NOTE 6. Other Assets
Other current assets are comprised of the following components:

	December 31,
(In millions)	2024	2023
Recoverable taxes	$47	$51
Prepaid assets and deposits	23	24
Contractually reimbursable engineering costs	20	33
Joint venture receivables	13	19
Contractual payments	1	3
Other	5	4
	$109	$134

Other non-current assets are comprised of the following components:

	December 31,
(In millions)	2024	2023
Contractual payments	$25	$22
Contractually reimbursable engineering costs	21	21
Derivative financial instruments	8	1
Recoverable taxes	6	10
Other	34	21
	$94	$75

Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive payments of approximately $20 million in 2025, $17 million in 2026, $1 million in 2027, $1 million in 2028 and $2 million in 2029 and beyond.

NOTE 7. Property and Equipment

Property and equipment, net consists of the following:

		December 31,
(In millions)	Estimated Useful Life (years)	2024	2023
Land		$8	$9
Buildings and improvements	40	100	95
Machinery, equipment and other	3-15	809	772
Product tooling	3-5	91	86
Construction in progress		91	83
Total property and equipment		1,099	1,045
Accumulated depreciation and amortization		(647)	(627)
Property and equipment, net		$452	$418

Depreciation and product tooling amortization expenses are summarized as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Depreciation	$76	$77	$83
Amortization	7	7	7
	$83	$84	$90

The net book value of capitalized internal use software costs was approximately $7 million and $8 million as of December 31, 2024 and 2023. respectively. Related amortization expense was approximately $5 million, $3 million and $5 million for the years ended 2024, 2023 and 2022, respectively.

Amortization expense related to internal use software expected for the future annual periods are as follows:

(In millions)
2025	$3
2026	2
2027	1
2028	1

NOTE 8. Intangible Assets

Intangible assets consisted of the following:

			December 31, 2024			December 31, 2023
(In millions)	Estimated Useful Life	Estimated Weighted Average Remaining Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Developed technology	10-12 years	3	$33	$(33)	$—	$40	$(39)	$1
Customer related	8-16 years	15	43	(9)	34	86	(83)	3
Capitalized software development	5 years	3	55	(31)	24	52	(24)	28
Tradename	10 years	10	2	—	2	—	—	—
Other	2-32 years	11	26	(15)	11	26	(12)	14
Subtotal			159	(88)	71	204	(158)	46
Indefinite-Lived:
Goodwill			81	—	81	44	—	44
Total			$240	$(88)	$152	$248	$(158)	$90

Capitalized software development consists of software development costs intended for integration into customer products.

Goodwill as of December 31, 2024 consisted of the following:

(In millions)
December 31, 2021	$50
Foreign currency	(5)
December 31, 2022	$45
Foreign currency	(1)
December 31, 2023	$44
Additions	39
Foreign currency	(2)
December 31, 2024	$81

The Company recorded amortization expense of approximately $12 million, $19 million, and $18 million for the years ended December 31, 2024, 2023, and 2022, respectively, related to definite-lived intangible assets.

The Company currently estimates annual amortization expense to be as follows:

(In millions)
2025	$15
2026	13
2027	9
2028	4
2029	4

NOTE 9. Leases
The Company has operating leases primarily for corporate offices, technical and engineering centers, plants, vehicles, and certain equipment. As of December 31, 2024 and 2023 the Company had $6 million and $7 million of net assets recorded under finance leasing arrangements, respectively.

Certain of the Company's lease agreements include rental payments adjusted periodically primarily for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company subleases certain real estate to third parties primarily in the U.S., Germany, and Brazil.

For the years ended December 31, 2024 and 2023, the weighted average remaining lease term and discount rate for operating leases were 5 years and 4.9% and 4 years and 4.14%, respectively. For the years ended December 31, 2024 and 2023, the weighted average remaining lease term and discount rate for financing leases were 38 years and 4.65% and 40 years and 4.54%, respectively.

The components of lease expense are as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Operating lease expense (includes immaterial variable lease costs)	(38)	$(38)	$(36)
Short-term lease expense	(2)	(2)	(1)
Sublease income	2	2	2
Total lease expense	$(38)	$(38)	$(35)
Other information related to leases is as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Cash flows used for operating leases	36	$36	$33
Right-of-use assets obtained in exchange for lease obligations	29	$11	$17
Future minimum lease payments under non-cancellable leases are as follows:

(In millions)
2025	$33
2026	28
2027	17
2028	12
2029	8
2030 and thereafter	34
Total future minimum lease payments	132
Less imputed interest	(25)
Total lease liabilities	$107

NOTE 10. Other Liabilities

Other current liabilities are summarized as follows:

	December 31,
(In millions)	2024	2023
Product warranty and recall	$49	$48
Deferred income	48	57
Non-income taxes payable	33	25
Income taxes payable	25	25
Joint venture payables	22	25
Royalty reserves	19	16
Restructuring reserves	19	5
Dividends payable	10	2
Other	32	30
	$257	$233

Other non-current liabilities are summarized as follows:

	December 31,
(In millions)	2024	2023
Product warranty and recall accruals	$31	$23
Income tax reserves	15	12
Deferred income	12	12
Restructuring reserves	9	3
Contingent payments	2	7
Derivative financial instruments	1	9
Other	17	19
	$87	$85

NOTE 11. Debt

The Company’s short and long-term debt consists of the following:

	Weighted Average Interest Rate		Carrying Value
(In millions)	2024	2023	2024	2023
Short-Term Debt:
Current portion of long-term debt	6.39%	6.53%	$18	$18

Long-Term Debt:
Term facility, net	6.39%	6.53%	$301	$318

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
As of December 31, 2024, the Company has no other short-term borrowings, including at the Company's subsidiaries. The Company's subsidiaries have access to $150 million of capacity under short-term credit facilities.
Long-Term Debt
The Company has no outstanding borrowings on the Revolving Credit Facility as of December 31, 2024 and 2023.
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
The principal maturities of long-term debt as of December 31, 2024 are as follows:

(In millions)
2025	$18
2026	18
2027	283

Other
The Company has a $6 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million of outstanding letters of credit issued under this facility secured by cash, as of December 31, 2024 and 2023. Additionally, the Company had $4 million and $2 million of locally issued bank guarantees and letters of credit as of December 31, 2024 and 2023, respectively, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 12. Employee Benefit Plans

Defined Benefit Plans

The Company sponsors pay related benefit plans for employees in the U.S., U.K., Germany, Brazil, France, Mexico, Japan, and Canada. Employees in the U.S. and UK are no longer accruing benefits under the Company's defined benefit plans as these plans were frozen. The Company’s defined benefit plans are partially funded with the exception of certain supplemental benefit plans for executives and certain non-U.S. plans, primarily in Germany, which are unfunded.

The Company's expense for all defined benefit pension plans, is as follows:

	U.S. Plans			Non-U.S. Plans
	Year Ended December 31,			Year Ended December 31,
(In millions, except percentages)	2024	2023	2022	2024	2023	2022
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$—	$(1)	$(1)	$(1)
Pension financing benefit (cost):
Interest cost	(31)	(32)	(20)	(9)	(10)	(6)
Expected return on plan assets	41	41	39	10	10	9
Amortization of losses and other	—	1	(1)	—	1	(1)
Settlements	(4)	—	—	—	—	—
Restructuring related pension cost:
Special termination benefits	—	—	—	(1)	(1)	—
Net pension income (expense)	$6	$10	$18	$(1)	$(1)	$1
Weighted Average Assumptions:
Discount rate	5.16%	5.51%	2.93%	5.07%	5.30%	2.31%
Compensation increase	NA	NA	N/A	2.89%	2.69%	2.30%
Long-term return on assets	7.23%	6.87%	6.23%	4.79%	4.60%	3.70%

The Company's total accumulated benefit obligations for all defined benefit plans was $723 million and $818 million as of
December 31, 2024 and 2023, respectively. The benefit plan obligations for employee retirement plans with accumulated benefit obligations in excess of plan assets were as follows:

	Year Ended December 31,
(In millions)	2024	2023
Accumulated benefit obligation	$594	$671
Projected benefit obligation	$596	$674
Fair value of plan assets	$486	$529

Assumptions used by the Company in determining its defined benefit pension obligations as of December 31, 2024 and 2023 are summarized in the following table:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,		Year Ended December 31,
Weighted Average Assumptions	2024	2023	2024	2023
Discount rate	5.65%	5.16%	5.82%	5.07%
Rate of increase in compensation	NA	NA	2.58%	2.89%
Cash balance interest crediting rate	4.15%	4.28%	1.60%	1.25%

The Company’s obligation for all defined benefit pension plans, is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,		Year Ended December 31,
(In millions)	2024	2023	2024	2023
Change in Benefit Obligation:
Benefit obligation — beginning	$622	$603	$201	$178
Service cost	—	—	1	1
Interest cost	31	32	9	10
Actuarial loss (gain)	(25)	27	(19)	10
Settlements	(40)	—	(1)	(1)
Special termination benefits	—	—	(1)	1
Foreign exchange translation	—	—	(11)	10
Benefits paid and other	(36)	(40)	(5)	(8)
Benefit obligation — ending	$552	$622	$174	$201
Change in Plan Assets:
Plan assets — beginning	$509	$532	$172	$157
Actual return on plan assets	19	17	(6)	8
Sponsor contributions	19	—	7	7
Settlements	(40)	—	(1)	(1)
Foreign exchange translation	—	—	(8)	9
Benefits paid and other	(35)	(40)	(7)	(8)
Plan assets — ending	$472	$509	$157	$172
Total funded status at end of period	$(80)	$(113)	$(17)	$(29)
Balance Sheet Classification:
Other non-current assets	—	$—	$12	$3
Accrued employee liabilities	—	—	(1)	(1)
Employee benefits	(80)	(113)	(28)	(31)

Accumulated other comprehensive loss:
Actuarial loss	57	65	27	32
Tax effects/other	(9)	(11)	(9)	(10)
	$48	$54	$18	$22

During the year ended December 31, 2024, the Company offered terminate vested participants of the U.S. defined benefit plans a discretionary lump sum distribution option. The amount of participant lump sum distributions amounted to $38 million.

Components of the net change in AOCI related to all defined benefit pension plans, exclusive of amounts attributable to non-controlling interests on the Company’s Consolidated Statements of Changes in Equity for the years ended December 31, 2024 and 2023, are as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,		Year Ended December 31,
(In millions)	2024	2023	2024	2023
Actuarial (gain) loss	$(4)	$50	$(4)	$13
Deferred taxes	2	(11)	2	(4)
Currency/other	—	—	(1)	2
Reclassification to net income	—	1	—	1
Settlements	(4)	—	(1)	(1)
	$(6)	$40	$(4)	$11
Actuarial loss for the year ended December 31, 2024 is primarily related to a decrease in discount rates partially offset by an increase in return on assets. Actuarial gains and losses are amortized using the 10% corridor approach representing 10% times the greater of plan assets or the projected benefit obligation. Generally, the expected return is determined using a market-related value of assets where gains (losses) are recognized in a systematic manner over five years. For less significant plans, fair value is used.

Benefit payments, which reflect expected future service, are expected to be paid by the Company plans as follows:

(In millions)	U.S. Plans	Non-U.S. Plans
2025	$39	$8
2026	40	7
2027	40	8
2028	41	10
2029	41	10
Years 2030 - 2034	210	55

During the year ended December 31, 2024, cash contributions to the Company's defined benefit plans were $19 million related to its U.S. plans and $7 million related to its non-U.S. plans. Additionally, the Company expects to make contributions to its US and non-US defined benefit pension plans of $4 million and $8 million, respectively during 2025.

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

The Company’s retirement plan asset allocation as of December 31, 2024 and 2023 and target allocation for 2025 are as follows:

	Target Allocation		Percentage of Plan Assets
	U.S.	Non-U.S.	U.S.		Non-U.S.
	2025	2025	2024	2023	2024	2023
Equity securities	38%	13%	37%	30%	14%	10%
Fixed income	28%	65%	12%	17%	64%	65%
Alternative strategies	33%	—%	48%	51%	8%	11%
Cash	1%	2%	3%	2%	3%	3%
Other	—%	20%	—%	—%	11%	11%
	100%	100%	100%	100%	100%	100%

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

Discount Rate for Estimated Service and Interest Cost
The Company uses the spot rate method to estimate the service and interest components of net periodic benefit cost for pension benefits for its U.S. and certain non-U.S. plans. The Company has elected to utilize an approach that discounts individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The discount rate assumption is based on market rates for a hypothetical portfolio of high-quality corporate bonds rated Aa or better with maturities closely matched to the timing of projected benefit payments for each plan at its annual measurement date. The Company used discount rates ranging from 2% to 11% to determine its pension and other benefit obligations as of December 31, 2024.
Defined Contribution Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation which is partially matched by the Company. Matching contributions for the U.S. defined contribution plan are 100% on the first 6% of pay contributed. The expense related to all defined contribution plans was approximately $6 million in 2024, $6 million in 2023, and $3 million in 2022.

NOTE 13. Stock-Based Compensation
At the Company’s annual meeting of shareholders in June 2020, the shareholders approved the Visteon Corporation 2020 Incentive Plan (the “2020 Incentive Plan”), replacing the 2010 stock incentive plan and providing for an additional grant of up to 1.5 million shares. During the year ended December 31, 2024, the Company registered to provide an additional 1.3 million shares to the 2020 Incentive Plan. Pursuant to the 2020 Incentive Plan, the Company may grant shares of common stock for restricted stock awards (“RSAs”), restricted stock units (“RSUs”), non-qualified stock options ("Stock Options"), stock appreciation rights (“SARs”), performance-based share units ("PSUs"), and other stock-based awards. The Company's stock-based compensation instruments are accounted for as equity awards or liability awards based on settlement intention as follows:

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
Generally, the Company's stock-based compensation instruments are subject to graded vesting and recognized on an accelerated basis. The settlement intention of the awards is at the discretion of the Organization and Compensation Committee of the Company's Board of Directors. These stock-based compensation awards generally provide for accelerated vesting upon a change-in-control, as defined in the 2020 Incentive Plan, which requires a double-trigger (which would require that the executive's employment terminate without "cause" or for "good reason" following a change in control). Accordingly, the Company may be required to accelerate recognition of related expenses in future periods in connection with the change-in-control events and subsequent changes in employee responsibilities, if any.

The total recognized and unrecognized stock-based compensation expense is as follows:

	Year Ended December 31,			Unrecognized Stock-Based Compensation Expense
(In millions)	2024	2023	2022	December 31, 2024
Performance based share units	$11	$9	$7	$15
Restricted stock units	31	27	20	24
Stock options	—	—	—	—
Total stock-based compensation expense	$42	$36	$27	$39
Performance Based Share Units

The number of PSUs that will vest, ranging from 0% to 200% of the target award, is based on the Company's achievement of a pre-established relative total shareholder return goal compared to its peer group of companies over a three-year period.

A summary of PSU activity is provided below:	PSUs	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested as of December 31, 2021	168	$112.24
Granted	98	164.24
Vested	(86)	115.70
Forfeited	(8)	141.76
Non-vested as of December 31, 2022	172	128.28
Granted	131	230.65
Vested	(137)	84.52
Forfeited	(7)	185.07
Non-vested as of December 31, 2023	159	184.67
Granted	98	140.39
Vested	(47)	148.85
Forfeited	(2)	175.48
Non-vested as of December 31, 2024	208	$171.36

The grant date fair value for PSUs was determined using the Monte Carlo valuation model. Unrecognized compensation expense as of December 31, 2024 for PSUs to be settled in shares of the Company's common stock was $15 million and will be recognized over the remaining vesting period of approximately 1.8 years. The Company made cash settlement payments of less than $1 million for PSUs settled in cash during each of the years ended December 31, 2024, 2023, and 2022. Unrecognized compensation expense as of December 31, 2024 was less than $1 million for the non-vested portion of these awards and will be recognized over the remaining vesting period of approximately 1.9 years.

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

Weighted average assumptions used to estimate the fair value of PSUs granted during the years ended as of December 31, 2024 and 2023 are as follows:

	Year Ended December 31,
	2024	2023
Expected volatility	41.71%	51.72%
Risk-free rate	4.27%	4.56%
Expected dividend yield	—%	—%

Restricted Stock Units

The grant date fair value of RSUs is measured as the market closing price of the Company's common stock on the date of grant. These awards generally vest in one-third increments on the grant date anniversary over a three-year vesting period.

	Share-Settled RSUs for the Year Ended December 31,
	2024	2023	2022
Granted	309,000	221,000	276,000
Weighted average grant date fair value	$110.33	$159.95	$114.17

Unrecognized compensation expense as of December 31, 2024 was $22 million for non-vested share-settled RSUs and will be recognized over the remaining vesting period of approximately 1.5 years.

	Cash-Settled RSUs for the Year Ended December 31,
	2024	2023	2022
Granted	23,000	15,000	17,000
Weighted average grant date fair value	$89.54	$125.30	$130.47

The Company made cash settlement payments of $1 million during the year ended December 31, 2024, $1 million during the year ended December 31, 2023, and less than $1 million for the years ended December 31, 2022. Unrecognized compensation expense as of December 31, 2024 was $2 million for non-vested cash settled RSUs and will be recognized on a weighted average basis over the remaining vesting period of approximately 1.7 years.

A summary of RSU activity is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(In thousands)
Unissued shares as of December 31, 2021	285	$97.68
Granted	293	115.13
Vested	(171)	91.48
Forfeited	(52)	107.10
Unissued shares as of December 31, 2022	355	113.41
Granted	236	157.81
Vested	(161)	107.89
Forfeited	(45)	136.95
Unissued shares as of December 31, 2023	385	139.35
Granted	331	108.92
Vested	(178)	134.06
Forfeited	(45)	126.62
Unissued shares as of December 31, 2024	493	$121.26

Beginning in the third quarter 2020, non-employee director RSU awards were granted under the terms and conditions of the 2020 Incentive Plan, and these awards vest approximately one year from the date of grant. Activity related to non-employee director grants under the 2020 Incentive Plan is included in RSU table above.

Additionally, as of December 31, 2024, the Company has approximately 95,000 outstanding RSU's awarded at a weighted average grant date fair value of $100.52 under the Non-Employee Director Stock Unit Plan which vest within one year or less but are not settled until the participant terminates board service. Total RSU's outstanding as of December 31, 2024 is approximately 588,000 inclusive of the table above.

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

The Company received payments of less than $1 million, $6 million, and $2 million related to the exercise of Stock Options with total intrinsic value of options exercised of less than $1 million, $4 million, and $3 million during the years ended December 31, 2024, 2023, and 2022, respectively. There is no remaining unrecognized compensation expense for Stock Options as of December 31, 2024.

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

No stock options or SARs were granted in 2024, 2023 or 2022. There are no SARs outstanding as of the years ended December 31, 2024, 2023 or 2022.

A summary of Stock Options activity is provided below:

	Stock Options	Weighted Average Exercise Price
	(In thousands)
December 31, 2021	312	$85.56
Exercised	(51)	75.05
December 31, 2022	261	87.62
Exercised	(71)	91.44
December 31, 2023	190	86.21
Exercised	(2)	66.98
December 31, 2024	188	$86.42

Exercisable at December 31, 2024	188	$86.42

	Stock Options
Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price
	(In thousands)	(In years)
$60.01 - $80.00	76	2.3	$66.98
$80.01 - $100.00	64	1.3	$80.97
$100.01 - $130.00	48	0.3	$124.35
	188

NOTE 14. Income Taxes
Income Tax Provision
Details of the Company's income tax provision for (benefit from) continuing operations are provided in the table below:

	Year Ended December 31,
(In millions)	2024	2023	2022
Income (Loss) Before Income Taxes: (a)
U.S.	$32	$8	$50
Non-U.S.	269	259	126
Total income (loss) before income taxes	$301	$267	$176
Current Tax Provision (Benefit):
Non-U.S.	$77	$73	$45
U.S. state and local	1	—	1
Total current tax provision (benefit)	78	73	46
Deferred Tax Provision (Benefit):
U.S. federal	$(40)	$(300)	$—
Non-U.S	(15)	(8)	(1)
U.S. state and local	(9)	(13)	—
Total deferred tax provision (benefit)	(64)	(321)	(1)
Provision for (benefit from) income taxes	$14	$(248)	$45

(a) Income (loss) before income taxes excludes equity in net income from non-consolidated affiliates.

The provision for (benefit from) income taxes resulted in an effective tax rate of approximately 5%, -93%, and 26% for the years ended December 31, 2024, 2023 and 2022, respectively.

The table below provides a reconciliation of income tax based on the U.S. statutory tax rate of 21% to the final provision for (benefit from) income taxes.

	Year Ended December 31,
(In millions)	2024	Effective rate	2023 (a)	Effective rate	2022 (a)	Effective rate
Tax provision (benefit) at U.S. statutory rate of 21%	$63	21%	$56	21%	$37	21%
Foreign rate differential	18	6%	20	8%	7	4%
U.S. tax on foreign operations	(24)	(8)%	24	9%	15	9%
Non-U.S withholding taxes	15	5%	17	6%	9	5%
Tax holidays and incentives in foreign operations	(15)	(5)%	(22)	(8)%	(14)	(8)%
Foreign derived intangible income deduction	(14)	(5)%	(4)	(2)%	—	—%
State and local income taxes	(4)	(1)%	(3)	(1)%	(2)	(1)%
Tax reserve adjustments	1	—%	3	1%	3	2%
Change in valuation allowance	(25)	(8)%	(377)	(141)%	(61)	(35)%
Impact of U.S. tax amendments	—	—%	39	15%	44	25%
Research credits	(3)	(1)%	(3)	(1)%	(1)	(1)%
Other	2	1%	2	—%	8	5%
Provision for (benefit from) income taxes	$14	5%	$(248)	(93)%	$45	26%
(a) 2022 and 2023 amounts updated for consistency with current year presentation.

The Company's tax rate is affected by the tax laws and rates in the U.S. and other countries where it operates. It also depends on the amount of income earned in each jurisdiction and the extent of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.

The U.S. tax on earnings includes the impact of income taxes on foreign source income, such as foreign branch earnings, net of applicable foreign tax credits in various categories (general, foreign branch, global intangible low-tax income (GILTI) and passive). It also considers the estimated impact of unrecognized currency gains and losses in branch operations under final regulations of Internal Revenue Code Section 987. The Company's benefit from foreign derived intangible income (FDII) depends on its annual U.S. taxable income, which is influenced by U.S. tax regulations requiring the capitalization of research and development costs in the current period which also impacts the GILTI calculation. U.S. tax amendments primarily involve adjusting prior year tax returns to deduct foreign taxes before expiration, while the foreign rate differential reflects tax expense on foreign earnings taxed at rates higher than the U.S. statutory rate.

The Company’s effective tax rate is also impacted by net changes to valuation allowances, where the Company has determined that it is more-likely-than-not that certain deferred tax assets would not be realized. For the years ended December 31, 2024, 2023, and 2022, the Company recorded net benefits related to valuation allowances of $25 million, $377 million, and $61 million, respectively (discussed in further detail below).

Deferred income taxes represent temporary differences in the recognition of certain items for financial reporting and income tax purposes. A summary of the components of deferred income tax assets and liabilities are as follows:

	December 31,
(In millions)	2024	2023
Deferred Tax Assets:
Net operating losses and credit carryforwards	$884	$944
Employee benefit plans	26	39
Lease liability	36	38
Fixed assets and intangibles	15	16
Warranty	16	15
Inventory	12	12
Restructuring	5	2
Capitalized expenditures	152	107
Deferred income	8	6
Other	84	73
Gross deferred tax assets	1,238	1,252
Valuation allowance	(702)	(754)
Total deferred tax assets	$536	$498
Deferred Tax Liabilities:
Outside basis investment differences, including withholding tax	$62	$66
Right-of-use assets	34	37
Fixed assets and intangibles	23	14
All other	19	28
Total deferred tax liabilities	138	145
Net deferred tax assets	$398	$353
Consolidated Balance Sheet Classification:
Other non-current assets	$441	$384
Deferred tax liabilities non-current	43	31
Net deferred tax assets	$398	$353

As of December 31, 2024, the Company had available pretax non-U.S. net operating loss carryforwards and capital loss carryforwards of $1.2 billion and $16 million, respectively, $275 million of which expire at various dates from 2025 through 2043, and $1 billion of which have an indefinite life.

The Company had available pretax U.S. federal net operating loss carryforwards of $1 billion at December 31, 2024, which have remaining carryforward periods ranging from 5 years to 10 years. U.S. foreign tax credit carryforwards are $294 million million at December 31, 2024, which have remaining carryforward periods ranging from 1 to 10 years. U.S. research tax credit carryforwards are $29 million at December 31, 2024. These credits will begin to expire in 2031. The Company had available post-apportionment tax-effected U.S. state operating loss carryforwards of $31 million at December 31, 2024, $27 million which will expire at various dates between 2025 and 2044, and $4 million of which have an indefinite life.

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

As of December 31, 2024 and 2023, the valuation allowance with respect to the Company's deferred tax assets was $702 million and $754 million, respectively, a net decrease of $52 million.

The Company provides a valuation allowance for its deferred tax assets when it is more likely than not that some portion, or all, of its deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income of the appropriate character in the respective jurisdiction. The Company considers all available positive and negative evidence and makes certain assumptions in evaluating the realizability of its deferred tax assets.

The Company historically provided a valuation allowance against its U.S. net deferred tax assets prior to 2023. However, as the Company continued to improve its earnings, the Company concluded that the positive evidence, which included its forecast of future taxable income using its objective and verifiable earnings history, outweighed the negative evidence (the Company’s history of losses) indicating that it was more likely than not that the Company would be able to realize a benefit for a substantial portion of its U.S. deferred tax assets, resulting in a $313 million partial release of its valuation allowance related to its U.S. deferred tax assets as of December 31, 2023.

As of December 31, 2024, after considering all positive and negative evidence, including improvement in the Company’s U.S. profitability beyond the projections utilized in estimating the realizability of its U.S. deferred tax assets in 2023, the Company concluded that additional U.S. deferred income tax assets were more likely than not to be realized resulting in a $49 million non-cash benefit to income tax expense in 2024. The deferred tax assets not expected to be realized based on the Company’s projections relate primarily to the Company’s existing foreign tax credit carryforwards, as the Company has been and is expected to continue to generate excess credits in the near term, resulting in an inability to use all of its existing credits prior to their expiration dates; certain U.S. federal net operating loss carryforwards that were not expected to provide an incremental cash savings (i.e., they would only displace credits and deductions the Company would have otherwise had available to it); and State operating loss carryforwards with a limited carryforward. Accordingly, the Company continues to maintain a U.S. valuation allowance of $386 million as of December 31, 2024.

During the third quarter of 2024, the Company reassessed the future utilization of its deferred tax assets in Germany primarily as a result of the Company's German Acquisition which will be combined with the Company's existing German consolidated tax group. The increase in projected taxable income resulted in the Company recording a $7 million income tax benefit.

As of December 31, 2024, valuation allowances totaling $316 million relate to deferred tax assets in certain foreign jurisdictions, primarily Germany and France.

The Company will continue to evaluate the available positive and negative evidence in subsequent periods and adjust its remaining valuation allowances to the amount it determines to be more likely than not to be realized. If operating results improve or deteriorate on a sustained basis, the Company’s conclusions regarding the need for a valuation allowance could change, resulting in either the reversal or initial recognition of a valuation allowance in the future, which could have a significant impact on income tax expense in the period recognized and subsequent periods.

The Company has recorded the taxes associated with the foreign earnings it intends to repatriate in the future. The amount the Company expects to repatriate is based upon a variety of factors including current year earnings of the foreign affiliates, foreign investment needs, and the cash flow needs of the Company. As of December 31, 2024 and 2023, the Company has recorded withholding tax liabilities of $27 million and $28 million, respectively related to these earnings. These earnings are expected to be non-taxable upon repatriation to the U.S., as they will largely be considered previously taxed income under the one-time transition tax or GILTI, or they will be offset by a 100% dividend received deduction. The Company has not provided for deferred tax liabilities for foreign withholding or other taxes on the remainder of undistributed earnings because such earnings are considered to be permanently reinvested. It is not practicable to determine the amount of deferred tax liability on such earnings as the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.

The Company is subject to the OECD's Pillar Two rules, mandating a minimum effective tax rate of 15% on global income. Although it is uncertain if the U.S. will adopt Pillar Two, the Company operates in several jurisdictions that have enacted these rules, with others in the process of doing so. The Company has assessed its potential exposure to top-up taxes and found the impact on its 2024 effective tax rate to be immaterial. The Company will continue to monitor the implementation of these rules and may need to adjust its estimates and tax strategies to ensure compliance.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2024	2023
Beginning balance	$25	$18
Tax positions related to current period
Additions	2	8
Tax positions related to prior periods
Reductions	(7)	(1)
Ending balance	$20	$25

Gross unrecognized tax benefits at December 31, 2024 and 2023 were $20 million and $25 million, respectively. Of these amounts, approximately $20 million and $18 million respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued as of December 31, 2024 and 2023 were $3 million and $2 million, respectively.

With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2016, or state, local or non-U.S. income tax examinations for years before 2003, although U.S. net operating losses carried forward into open tax years technically remain open to adjustment. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, it is reasonably possible that certain tax proceedings in the U.S., Europe, Asia and Mexico could conclude within the next twelve months and result in an increase or decrease in the balance of gross unrecognized tax benefits. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of possible adjustments to the balance of unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) in the amount of $15 million is included in Other non-current liabilities on the consolidated balance sheet, and $7 million is reflected as a reduction of deferred tax assets included in Other non-current assets. Outstanding income tax refund claims related primarily to India and Brazil jurisdictions total $4 million as of December 31, 2024, and are included in other non-current assets on the balance sheets.

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

NOTE 15. Stockholders’ Equity and Non-controlling Interests

Treasury Stock

As of December 31, 2024 and 2023, respectively, the Company held 27,860,349 and 27,354,274 shares of common stock in treasury which may be used for satisfying obligations under employee incentive compensation arrangements. The Company values shares of common stock held in treasury at cost.

Non-Controlling Interests

Non-controlling interests in Visteon Corporation are as follows:

	December 31,
(In millions)	2024	2023
Shanghai Visteon Automotive Electronics Co., Ltd.	$55	$51
Yanfeng Visteon Automotive Electronics Co., Ltd.	13	18
Changchun Visteon FAWAY Automotive Electronics Co., Ltd.	12	14
Other	1	2
	$81	$85

During the year ended December 31, 2024, the Company paid approximately $1 million to buy all of the shares of a minority joint venture partner in Tunisia.

Accumulated Other Comprehensive Income (Loss)

Changes in AOCI and reclassifications out of AOCI by component includes:

	Year Ended December 31,
(In millions)	2024	2023
Changes in AOCI:
Beginning balance	$(254)	$(213)
Other comprehensive income (loss) before reclassification, net of tax	(64)	(51)
Amounts reclassified from AOCI	12	10
Ending balance	$(306)	$(254)
Changes in AOCI by component:
Foreign currency translation adjustments
Beginning balance	$(192)	$(210)
Other comprehensive income (loss) before reclassification	(74)	18
Amounts reclassified from AOCI	—	—
Ending balance	(266)	(192)
Net investment hedge
Beginning balance	5	12
Other comprehensive income (loss) before reclassification	13	(7)
Amounts reclassified from AOCI	—	—
Ending balance	18	5
Benefit plans
Beginning balance	(76)	(25)
Other comprehensive income (loss) before reclassification, net of tax	10	(49)
Amounts reclassified from AOCI	—	(2)
Ending balance	(66)	(76)
Unrealized hedging gain (loss)
Beginning balance	9	10
Other comprehensive income (loss) before reclassification, net of tax	(13)	(13)
Amounts reclassified from AOCI	12	12
Ending balance	8	9
AOCI ending balance	$(306)	$(254)

Share Repurchase Program

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. Under this program, the Company will repurchase shares at the prevailing market prices pursuant to specified share price and daily volume limits. During the year ended December 31, 2024, the Company has purchased 647,755 shares at an average price of $97.97 related to this program. As of December 31, 2024, the Company has $131 million of authorized purchases of common stock remaining. Excise taxes incurred due to purchases under the program totaled less than $1 million for the year ended December 31, 2024.

NOTE 16. Earnings Per Share
A summary of information used to compute basic and diluted earnings per share attributable to Visteon is as follows:

	Year Ended December 31,
(In millions, except per share amounts)	2024	2023	2022
Numerator:
Net income (loss) attributable to Visteon	$274	$486	$124
Denominator:
Average common stock outstanding - basic	27.6	28.1	28.1
Dilutive effect of performance-based share units and other	0.3	0.4	0.4
Diluted shares	27.9	28.5	28.5
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon:	$9.93	$17.30	$4.41

Diluted earnings (loss) per share attributable to Visteon:	$9.82	$17.05	$4.35

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

The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis are as follows:

	December 31, 2024
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Asset Category:
Retirement plan assets	$121	$56	$18	$434	$629
Interest rate swaps	$—	$8	$—	$—	$8
Liability Category:
Cross currency swaps	$—	$1	$—	$—	$1

	December 31, 2023
(In millions)	Level 1	Level 2	Level 3		NAV		Total
Asset Category:
Retirement plan assets	$93	$112	$19		$457		$681
Interest rate swaps	$—	$7	—	—		7	$7
Liability Category:
Cross currency swaps	$—	$15	$—		$—		$15

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

•Corporate debt securities consist of fixed income securities issued by corporations. Assets with a high degree of liquidity and frequent trading activity are categorized as Level 2 while others are valued by independent valuation firms that employ standard methodologies associated with valuing fixed-income securities and are categorized as Level 2.

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

•Insurance contracts are reported at cash surrender value and have significant unobservable inputs and are categorized as Level 3.

The fair values of the Company’s U.S. retirement plan assets are as follows:

(In millions)	December 31, 2024
Asset Category	Level 1	Level 2	NAV	Total
Common trust funds	$—	$—	$310	$310
LDI	—	56	—	56
Limited partnerships and hedge funds	—	—	89	89
Cash and cash equivalents	—	17	—	17
Total	$—	$73	$399	$472

(In millions)	December 31, 2023
Asset Category	Level 1	Level 2	NAV	Total
Common trust funds	$—	$—	$308	$308
LDI	—	88	—	88
Limited partnerships and hedge funds	—	—	105	105
Cash and cash equivalents	—	8	—	8
Total	$—	$96	$413	$509

The fair values of the Company’s Non-U.S. retirement plan assets are as follows:

(In millions)	December 31, 2024
Asset Category	Level 1	Level 2	Level 3	NAV	Total
Treasury and government securities	$114	$10	$—	$—	$124
Insurance contracts	—	—	18	—	18
Bond funds	—	16	—	—	16
Limited partnerships	—	—	—	12	12
Corporate debt securities	—	6	—	—	6
Common and preferred stock	3	—	—	—	3
Common trust funds	—	—	—	—	—
Cash and cash equivalents	1	—	—	—	1
Repurchase agreements	—	(67)	—	—	(67)
Other investment funds	3	18	—	23	44
Total	$121	$(17)	$18	$35	$157

(In millions)	December 31, 2023
Asset Category	Level 1	Level 2	Level 3	NAV	Total
Treasury and government securities	$85	$10	$—	$—	$95
Bond funds	—	24	—	—	24
Insurance contracts	—	—	19	—	19
Limited partnerships	—	—	—	11	11
Corporate debt securities	—	9	—	—	9
Common and preferred stock	3	—	—	—	3
Common trust funds	—	1	—	—	1
Cash and cash equivalents	1	—	—	—	1
Repurchase agreements	—	(41)	—	—	(41)
Other investment funds	4	13	—	33	50
Total	$93	$16	$19	$44	$172

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

No impairment charges were recorded for the years ended December 31, 2024 and 2023.

In 2022, due to the geopolitical situation in Eastern Europe, the Company closed the Russian facility resulting in a non-cash impairment charge of $5 million to fully impair property and equipment and reduce inventory to its net realizable value.

Fair Value of Debt
The fair value of debt was $319 million and $328 million as of December 31, 2024 and 2023, respectively. Fair value estimates were based on quoted market prices or current rates for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt is classified as Level 1 "Market Prices" and Level 2 "Other Observable Inputs" in the fair value hierarchy.
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

As of December 31, 2024 and 2023 the Company had cross-currency swaps with aggregate notional amounts of $200 million intended to mitigate the variability of U.S. dollar value investment in certain of its non-U.S. entities. These swaps are designated as net investment hedges. There was no ineffectiveness associated with such derivatives as of December 31, 2024 and 2023. The fair value of these derivatives is a non-current liability of $1 millions and $15 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, a loss of approximately $3 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

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

As of December 31, 2024 and 2023 the Company had interest rate swaps with aggregate notional amounts of $250 million. The fair value of these derivatives is a non-current asset of $8 million and $7 million as of December 31, 2024 and 2023, respectively. As of December 31, 2024, a gain of approximately $7 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the years ended December 31, 2024 and 2023 are as follows:

	Amount of Gain (Loss)
	Recorded Income (Loss) in AOCI, net of tax		Reclassified from AOCI into Income (Loss)
(In millions)	2024	2023	2024	2023
Interest rate risk - Interest expense, net:
Net investment hedges	13	(7)	—	—
Interest rate swap	(13)	(13)	(12)	(12)
	$—	$(20)	$(12)	$(12)

Concentrations of Credit Risk

The following is a summary of the percentage of net sales and accounts receivable from the Company's customers with a percentage of net sales greater than 10 percent:

	Percentage of Total Net Sales			Percentage of Total Accounts Receivable
	December 31,			December 31,
	2024	2023	2022	2024	2023
Ford	23%	22%	22%	12%	16%
General Motors	15%	12%	9%	13%	15%

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
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of December 31, 2024, the Company maintained accruals of approximately $6 million for claims aggregating approximately $42 million in Brazil. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
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

The following table provides a reconciliation of changes in the product warranty and recall liability:

	Year Ended December 31,
(In millions)	2024	2023
Beginning balance	$71	$51
Provisions	33	32
Change in estimates	2	4
Currency/other	(4)	1
Settlements	(22)	(17)
Ending balance	$80	$71

Other Contingent Matters

Various legal actions, governmental investigations and proceedings and claims are pending or may be instituted or asserted in the future against the Company, including those arising out of alleged defects in the Company’s products; customs classifications; governmental regulations relating to safety; employment-related matters; customer, supplier and other contractual relationships; intellectual property rights; product warranties; product recalls; tax matters, including the ITA tax matter described in Note 14, "Income Taxes"; and environmental matters. Some of the foregoing matters may involve compensatory, punitive or antitrust, or other treble damage claims in very large amounts, or demands for recall campaigns, environmental remediation programs, sanctions, or other relief which, if granted, would require very large expenditures. The Company enters into agreements that contain indemnification provisions in the normal course of business for which the risks are considered nominal and impracticable to estimate.

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of December 31, 2024 and that are in excess of established reserves. Based on its analysis, the Company does not reasonably expect, except as otherwise described herein, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 20. Segment Information and Revenue Recognition

The Company manages the business activities on a consolidated basis and operates in one reportable segment. The Company’s reportable segment is Electronics. The Electronics segment provides vehicle cockpit electronics products to customers, including instrument clusters, information displays, infotainment systems, audio systems, telematics solutions, battery monitoring systems, and head-up displays. As the Company has one reportable segment, net sales, total assets, depreciation, amortization and capital expenditures are equal to consolidated results.

Financial results for the Company's reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's Chief Operating Decision Maker ("CODM") in allocating resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. The measurement of segment profit or loss that the CODM uses to evaluates the performance of the Company’s segment is net income attributable to Visteon Corporation. Financial forecasts and budget to actual results used by the CODM to assess performance and allocate resources, as well as those used for strategic decisions related to headcount and capital expenditures are reviewed on a consolidated basis. The CODM considers the impact of the significant segment expenses in the table below on net income when deciding whether to reinvest profits, propose dividends or share repurchase, or pursue strategic mergers and acquisitions.

A summary of segment revenue, segment net income (loss) attributable to Visteon Corporation, and significant segment expense for the years ended December 31, 2024, 2023 and 2022 is as follows:

	Year Ended December 31,
	2024	2023	2022
Net sales	3,866	3,954	3,756
Significant expenses:
Other cost of sales	3,039	3,153	3,089
Other selling, general and administrative	175	173	157
Gross engineering costs	334	330	341
Engineering recoveries	(143)	(120)	(145)
Depreciation and amortization	96	104	108
Non-cash stock-based compensation	41	34	26
Restructuring and impairment	32	5	14
Interest expense	15	17	14
Interest income	(17)	(10)	(4)
Equity in net loss of non-consolidated affiliates	3	10	1
Other (income) loss, net	(7)	1	(20)
Provision for (benefit from) income taxes	14	(248)	45
Net income (loss)	284	505	130
Less: Net (income) loss attributable to non-controlling interests	(10)	(19)	(6)
Net income (loss) attributable to Visteon Corporation	$274	$486	$124
Other cost of sales excludes depreciation and amortization, non-cash stock-based compensation, and engineering recoveries which are presented individually above.
Other selling, general and administrative excludes depreciation and amortization and non-cash stock-based compensation which are presented individually above.

Financial Information by Geographic Region
Financial information about net sales and net tangible long-lived assets by country are as follows:

	Net Sales (a)			Tangible Long-Lived Assets, Net (b)
	Year Ended December 31,			December 31,
(In millions)	2024	2023	2022	2024	2023
United States	$1,100	$882	$875	$113	$105
Mexico	94	109	96	57	54
Total North America	1,194	991	971	170	159
Portugal	875	840	867	122	105
Slovakia	192	352	347	22	29
Tunisia	159	106	69	43	37
Other Europe	8	—	14	24	28
Total Europe	1,234	1,298	1,297	211	199
China Domestic	450	614	625
China Export	260	336	245
Total China	710	950	870	65	67
Japan	331	353	330	25	29
India	291	246	227	63	59
Other Asia-Pacific	96	92	68	10	6
Total Other Asia-Pacific	718	691	625	98	94
South America	150	173	143	8	8
Eliminations	(140)	(149)	(150)
	$3,866	$3,954	$3,756	$552	$527
(a) Company sales based on geographic region where sale originates and not where customer is located.
(b) Tangible long-lived assets include property, plant, and equipment and right-of-use assets.

Disaggregated revenue by product lines is as follows:

	Year Ended December 31,
(In millions)	2024	2023	2022
Product Lines
Instrument clusters	$1,764	$1,949	$1,782
Cockpit domain controller	524	536	473
Infotainment	480	499	498
Information displays	409	367	490
Body and electrification electronics	525	314	225
Other	164	289	288
	$3,866	$3,954	$3,756

NOTE 21. Other Income, Net

	Year Ended December 31,
(In millions)	2024	2023	2022
Pension financing benefits, net	$11	$11	$20
Pension settlement	(4)	—	—
Township settlement	—	(12)	—
	$7	$(1)	$20
Pension financing benefits, net include return on assets net of interest costs and other amortization.
The Company incurred settlement losses of $4 million related to an early buyout of individuals in the U.S. defined benefit plan.

During the year ended December 31, 2023, the Company recorded a charge of $12 million in regards to the Charter Township of Van Buren, Michigan settlement. See Note 19 "Commitments and Contingencies” for more information.

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.Controls and Procedures
Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in periodic reports filed with the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
At December 31, 2024, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2024.
Management's Report on Internal Control over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined under Rule 13a-15(f) of the Exchange Act. Under the supervision and with the participation of the principal executive and financial officers of the Company, an evaluation of the effectiveness of internal control over financial reporting was conducted based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations (“the COSO 2013 Framework”) of the Treadway Commission.
Based on the evaluation performed under the COSO 2013 Framework as of December 31, 2024, management has concluded that the Company’s internal control over financial reporting is effective. Additionally, Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, as stated in their report which is included herein.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management's evaluation of internal control over financial reporting excluded the internal control activities of the German Acquisition, which we acquired on August 29, 2024, and the other Acquisition, which we acquired on December 3, 2024. These acquisitions constitute less than 3% of total assets and less than 1% of total revenues of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2024. These acquisitions are discussed in Note 2, "Business Acquisitions" of the Notes to Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data. The Company will include the Acquisitions in our assessment of the effectiveness of internal control over financial reporting by year end 2025.

Item 9B.Other Information
The Company's directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of the Company's shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended December 31, 2024, no such plans or other arrangements were adopted or terminated.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III

Item 10.Directors, Executive Officers and Corporate Governance
Except as set forth herein, the information required by Item 10 regarding the Company's directors is incorporated by reference from the information under the captions “Item - Election of Directors,” “Corporate Governance,” and “2025 Stockholder Proposals and Nominations” in its 2025 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s 2024 fiscal year. The information required by Item 10 regarding the Company's executive officers appears as Item 4A under Part I of this Annual Report on Form 10-K.

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

The Company has an insider trading policy governing the purchase, sale, and other disposition of its securities by all directors, officers, and employees as well as by the Company. We believe this policy is reasonably designed to promote compliance with insider trading laws, rules, and regulations and listing standards applicable to the Company. A copy of our insider trading policy is filed as Exhibit 19 to this Annual Report on Form 10-K.

Item 11.Executive Compensation
The information required by Item 11 is incorporated by reference from the information under the captions “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” in its 2025 Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company’s 2024 fiscal year.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in its 2025 Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company’s 2024 fiscal year.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference from the information under the captions “Corporate Governance - Director Independence” and “Transactions with Related Persons” in its 2025 Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company’s 2024 fiscal year.
Item 14.Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference from the information under the captions “Audit Fees” and “Audit Committee Pre-Approval Process and Policies” in its 2025 Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company’s 2024 fiscal year.

Part IV

Item 15.Exhibits and Financial Statement Schedules
(a)    The following documents are filed as part of this Annual Report on Form 10-K:
1.    Financial Statements
See “Index to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K hereof.
2.    Financial Statement Schedules
Schedule II — Valuation and Qualifying Accounts
All other financial statement schedules are omitted because they are not required or applicable under instructions contained in Regulation S-X or because the information called for is shown in the financial statements and notes thereto.
3. Exhibits
The exhibits listed on the "Exhibit Index" on page 90 hereof are filed with this Annual Report on Form 10-K or incorporated by reference as set forth herein.
Item 16. Form 10-K Summary
None.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	(Benefits)/ Charges to Income	Other( a)	Balance at End of Period
Year Ended December 31, 2024:
Valuation allowance for deferred taxes	754	(25)	(27)	702
Year Ended December 31, 2023:
Valuation allowance for deferred taxes	1,120	(377)	11	754
Year Ended December 31, 2022:
Valuation allowance for deferred taxes	1,207	(61)	(26)	1,120
____________
(a)Deferred taxes valuation allowance - represents adjustments recorded through other comprehensive income, exchange, expiration of tax attribute carryforwards, and various tax return true-up adjustments, all of which impact deferred taxes and the related valuation allowances. In 2024, the $27 million other decrease in the valuation allowance for deferred taxes is primarily related to exchange. In 2023, the $11 million other increase in the valuation allowance for deferred taxes is comprised of $13 million related to exchange, offset by a decrease of $2 million primarily related to other comprehensive income. In 2022, the $26 million other decrease in the valuation allowance for deferred taxes is comprised of $15 million related to exchange and $11 million primarily related to other comprehensive income.

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

10.1
Amended and Restated Employment Agreement, dated October 22,2020, between Visteon Corporation and Sachin Lawande (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on October 26, 2020).*

10.1.1
Amendment to Employment Agreement, effective as of February 19, 2024, by and between Visteon Corporation and Sachin Lawande (incorporated by reference to Exhibit 10.1. to the Current Report on Form 8-K of Visteon Corporation filed on February 20, 2024).*

10.2
Credit Agreement, dated as of April 9, 2014, among Visteon Corporation, each lender from time to time party thereto, each L/C Issuer from time to time party thereto and Citibank, N.A. as Administrative Agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on April 14, 2014).

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

10.3	Visteon Corporation 2020 Incentive Plan, (incorporated by reference to Appendix C to the Definitive Proxy Statement on Schedule 14A of Visteon Corporation filed on April 23, 2020).*
10.3.1	Form of Performance Stock Unit Grant Agreement (2024) under the Visteon Corporation 2020 Incentive Plan.*
10.3.2	Form of Restricted Stock Unit Grant Agreement (2024) under the Visteon Corporation 2020 Incentive Plan.*

Exhibit No.	Description
10.4
Form of Non-Employee Director Restricted Stock Unit Grant Agreement under the Visteon Corporation 2020 Incentive Plan (incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K of Visteon Corporation filed on February 18, 2021)*.

10.5
Visteon Corporation Amended and Restated Deferred Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form S-1 of Visteon Corporation filed on October 22, 2010 (File No. 333-107104)).*

10.6
Visteon Corporation 2010 Supplemental Executive Retirement Plan, as amended and restated (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on November 3, 2011 (File No. 001-15827)).*

10.6.1
Amendment, dated as of September 13, 2012, to the Visteon Corporation 2010 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Visteon Corporation filed on September 18, 2012).*

10.6.2
Amendment, dated as of February 3, 2017, to the Visteon Corporation 2010 Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q of Visteon Corporation filed on April 27, 2017 (File No. 001-15827)).*

10.6.3
Amendment, dated as of October 18, 2023, to the Visteon Corporation 2010 Supplemental Executive Retirement Plan. (incorporated by reference to Exhibit 10.6.3 to the Annual Report on 10-K of Visteon Corporation filed on February 20, 2024) *

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

19.1	Visteon Corporation Policy Regarding Purchases and Sales of Company Securities
21.1	Subsidiaries of Visteon Corporation.
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.
24.1	Powers of Attorney relating to execution of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated February 18, 2025.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated February 18, 2025.
32.1	Section 1350 Certification of Chief Executive Officer dated February 18, 2025.
32.2	Section 1350 Certification of Chief Financial Officer dated February 18, 2025.
97	Visteon Corporation Amended and Restated Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Annual Report on 10-K of Visteon Corporation filed on February 20, 2024).*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

Exhibit No.	Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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

Signatures
Pursuant to the requirements of Section 13 of the Securities Exchange Act of 1934, Visteon Corporation has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ COLLEEN E. MYERS
Colleen E. Myers
Vice President and Chief Accounting Officer
Date: February 18, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

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