Form 10-Q
period 2025-03-31
VISTEON CORP
filed 2025-04-24
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No ☐
As of April 17, 2025, the registrant had outstanding 27,258,238 shares of common stock.
Exhibit index located on page number 39.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.Condensed Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Net sales	$934	$933
Cost of sales	(796)	(814)
Gross margin	138	119
Selling, general and administrative expenses	(47)	(52)
Restructuring, net	—	(2)
Interest expense	(3)	(4)
Interest income	4	4
Equity in net income (loss) of non-consolidated affiliates	2	(4)
Other income (expense), net	1	2
Income (loss) before income taxes	95	63
Provision for income taxes	(28)	(19)
Net income (loss)	67	44
Less: Net (income) loss attributable to non-controlling interests	(2)	(2)
Net income (loss) attributable to Visteon Corporation	$65	$42

Comprehensive income (loss)	$87	$29
Less: Comprehensive (income) loss attributable to non-controlling interests	(3)	(1)
Comprehensive income (loss) attributable to Visteon Corporation	$84	$28

Basic earnings (loss) per share attributable to Visteon Corporation	$2.39	$1.52

Diluted earnings (loss) per share attributable to Visteon Corporation	$2.36	$1.50

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	(Unaudited)
	March 31,	December 31,
	2025	2024
ASSETS
Cash and equivalents	$655	$623
Restricted cash	3	3
Accounts receivable, net	613	578
Inventories, net	310	283
Other current assets	116	109
Total current assets	1,697	1,596
Property and equipment, net	462	452
Intangible assets, net	153	152
Right-of-use assets	128	100
Investments in non-consolidated affiliates	29	27
Deferred tax assets	439	441
Other non-current assets	89	94
Total assets	$2,997	$2,862
LIABILITIES AND EQUITY
Short-term debt	$18	$18
Accounts payable	556	505
Accrued employee liabilities	90	107
Current lease liability	22	29
Other current liabilities	241	257
Total current liabilities	927	916
Long-term debt, net	297	301
Employee benefits	125	127
Non-current lease liability	112	78
Deferred tax liabilities	47	43
Other non-current liabilities	92	87
Stockholders’ equity:
Preferred stock (par value 0.01, 50 million shares authorized, none outstanding as of March 31, 2025 and December 31, 2024)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 27.3 million shares outstanding as of March 31, 2025 and 27.2 million shares outstanding as of December 31, 2024, respectively)	1	1
Additional paid-in capital	1,368	1,376
Retained earnings	2,613	2,548
Accumulated other comprehensive loss	(287)	(306)
Treasury stock	(2,382)	(2,390)
Total Visteon Corporation stockholders’ equity	1,313	1,229
Non-controlling interests	84	81
Total equity	1,397	1,310
Total liabilities and equity	$2,997	$2,862

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Operating Activities
Net income (loss)	$67	$44
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	25	22
Non-cash stock-based compensation	11	10
Equity in net loss (income) of non-consolidated affiliates, net of dividends remitted	(2)	4
Other non-cash items	(1)	3
Changes in assets and liabilities:
Accounts receivable	(24)	3
Inventories	(20)	(51)
Accounts payable	51	37
Other assets and other liabilities	(37)	(3)
Net cash provided from operating activities	70	69
Investing Activities
Capital expenditures, including intangibles	(35)	(37)
Other	2	—
Net cash used by investing activities	(33)	(37)
Financing Activities
Principal repayment of term debt facility	(4)	(4)
Dividends to non-controlling interests	(4)	—
Repurchase of common stock	(7)	(20)
Stock based compensation tax withholding payments	(6)	(7)
Proceeds from the exercise of stock options	3	—
Net cash used by financing activities	(18)	(31)
Effect of exchange rate changes on cash	13	(12)
Net increase (decrease) in cash, equivalents, and restricted cash	32	(11)
Cash, equivalents, and restricted cash at beginning of the period	626	518
Cash, equivalents, and restricted cash at end of the period	$658	$507

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2024	$1	$1,376	$2,548	$(306)	$(2,390)	$1,229	$81	$1,310
Net income (loss)	—	—	65	—	—	65	2	67
Other comprehensive income (loss)	—	—	—	19	—	19	1	20
Stock-based compensation, net	—	(8)	—	—	15	7	—	7
Share repurchase	—	—	—	—	(7)	(7)	—	(7)
March 31, 2025	$1	$1,368	$2,613	$(287)	$(2,382)	$1,313	$84	$1,397

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2023	$1	$1,356	$2,274	$(254)	$(2,339)	$1,038	$85	$1,123
Net income (loss)	—	—	42	—	—	42	2	44
Other comprehensive income (loss)	—	—	—	(14)	—	(14)	(1)	(15)
Stock-based compensation, net	—	(6)	—	—	9	3	—	3
Share repurchase	—	—	—	—	(20)	(20)	—	(20)
Acquisition of non-controlling interest	—	—	—	—	—	—	(1)	(1)
March 31, 2024	$1	$1,350	$2,316	$(268)	$(2,350)	$1,049	$85	$1,134

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

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after March 31, 2025 will be reflected in management's estimates in future periods.

Accounts Receivable: Accounts receivable are stated at the invoiced amount, less an allowance for doubtful accounts for estimated amounts not expected to be collected, and do not bear interest.

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection on such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third-party financial institutions in exchange for cash. The Company has entered into arrangements with financial institutions to sell certain bank notes, generally maturing within nine months. Bank notes are sold with recourse but qualify as a sale as all rights to the notes have passed to the financial institution. The Company redeemed $30 million of China bank notes during the three months ended March 31, 2025. Remaining amounts outstanding at third-party institutions related to sold bank notes will mature by September 30, 2025.

Allowance for Doubtful Accounts: The Company establishes an allowance for doubtful accounts for accounts receivable based on the current expected credit loss impairment model (“CECL”). The Company applies a historical loss rate based on historic write-offs by region to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. The allowance for doubtful accounts was $10 million as of March 31, 2025 and December 31, 2024.

Accounting Pronouncements Not Yet Adopted:

In October 2023, the FASB issued ASU 2023-06, "Disclosure Improvements (Release No. 33-10532)." The amendments in this update modify the disclosure or presentation requirements of a variety of topics in the codification. Certain of the amendments represent clarifications to or technical corrections of the current requirements. The effective date for each amendment will be the date on which the SEC’s removal of that related disclosure from Regulation S-X or Regulation S-K becomes effective. The Company is currently evaluating the impacts of the provisions of ASU 2023-06.

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

Recently adopted accounting pronouncements

In August 2023, the FASB issued ASU 2023-05, "Joint Venture Formation (Subtopic 805-60) - Recognition and initial measurement." to provide decision-useful information to investors and other allocators of capital (collectively, investors) in a joint venture’s financial statements and to create consistency in presentation. The amendments in this ASU are effective for all joint venture formations with a formation date on or after January 1, 2025. The Company will apply the effects of the standard prospectively to future joint ventures.

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

NOTE 2. Business Acquisition

On August 29, 2024, Visteon acquired all equity shares of a German advanced design and R&D services company for cash of $54 million ("German Acquisition") not including contingent consideration of up to $13 million to be paid over a period not to exceed three years if certain financial and operational milestones are achieved. The German Acquisition is expected to expand and strengthen the Company's electronics offerings.

As of March 31, 2025, the German Acquisition purchase price was allocated to the assets and liabilities assumed as follows:

(In millions)
Cash	$54
Fair value of contingent consideration	8
Total fair value of consideration	$62

Assets acquired:
Cash	$3
Accounts receivable	5
Intangible assets	37
Other non-current assets	2
$47

Liabilities assumed:
Deferred tax liability	$11
Other liabilities	8
$19

Goodwill	$34

The German Acquisition was accounted for as a business combination, assets acquired and liabilities assumed were initially recorded at estimated fair values based on management's estimates at the date of acquisition based on available information, reasonable and supportable assumptions and, when necessary, a third-party utilized by the Company to assist with certain fair value estimates. The purchase price was allocated on a preliminary basis as of August 29, 2024. Certain measurement period adjustments have been made based on updated information. Such adjustments resulted in lower cash paid of $1 million and an increase in intangible assets of $1 million, resulting in a decrease to Goodwill of $2 million when compared from March 31, 2025 to December 31, 2024. As of March 31, 2025 the Company considers the purchase price allocation complete.

Fair values for intangible assets were based on the income approach including excess earnings and relief from royalty methods. The Company recorded intangible assets including a tradename of $2 million and customer-related assets totaling $35 million. These definite-lived intangible assets are being amortized using the straight-line method over their estimated useful lives of 10 years for tradename and 15 years for customer-related assets. The fair value of contingent consideration was measured using a Monte Carlo simulation which is a financial model that utilizes the probabilities of various outcomes.

Goodwill arising from the Acquisition is deductible for tax purposes.

These fair value measurements are classified within level 3 of the fair value hierarchy.

The pro forma effects of the German Acquisition do not materially impact the Company's reported results for any period presented, and as a result no unaudited pro forma disclosures are included herein.

The Company incurred $1 million in costs related to the Acquisition which are classified as Other income (expense) during the year ended 2024.

The Company acquired an additional business in the fourth quarter of 2024 for cash consideration of $3 million which was allocated to Goodwill as of December 31, 2024. As of March 31, 2025, certain measurement period adjustments were made which resulted in an increase in fair value of intangible assets of $1 million. This measurement period adjustment resulted in a decrease in Goodwill of $1 million when compared to the balance as of December 31, 2024. As of March 31, 2025, the final purchase price allocation has been completed.

NOTE 3. Non-Consolidated Affiliates

Investments in Affiliates

The Company's investments in non-consolidated equity method affiliates include the following:

	March 31,	December 31,
(In millions)	2025	2024
Yanfeng Visteon Investment Co., Ltd. ("YFVIC") (50%)	$—	$—
Limited partnerships	15	15
Other	14	12
Total investments in non-consolidated affiliates	$29	$27

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
The Company's investments in YFVIC consists of the following:

	March 31,	December 31,
(In millions)	2025	2024
Payables due to YFVIC	$16	$22
Exposure to loss in YFVIC:
Investment in YFVIC	$—	$—
Receivables due from YFVIC, net	9	13
Maximum exposure to loss in YFVIC	$9	$13
As of March 31, 2025, the Company's share of YFVIC reported losses were greater than the carrying value of this investment. Based on the equity method of accounting, losses exceeding the investment balance were not recorded and are monitored as suspended losses. As of March 31, 2025, the total suspended loss attributable to YFVIC was $2 million, for which the Company has no contractual obligation to fund.

Non-Consolidated Affiliate Transactions
The Company has committed to make a $20 million investment in multiple entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. As of March 31, 2025, the Company has contributed a total of approximately $13 million toward the aggregate investment commitments. These limited partnerships are classified as equity method investments.

In 2022, the Company has made an investment in a private limited company focused on technology development for the automotive industry of $1 million. There have been no further contributions as of March 31, 2025.

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

During the three months ended March 31, 2025 the Company recorded no restructuring expense. During the three months ended March 31, 2024, the Company recorded $2 million of net restructuring expense. These expenses are primarily related to employee severance.

Current restructuring actions include the following:

•During September of 2024, the Company approved a global restructuring program impacting manufacturing and engineering facilities, as well as administrative functions to improve efficiency and further rationalize the Company’s footprint. As of March 31, 2025, $21 million remains accrued for the program and payments related to this program are expected to be complete by the end of 2026.

•During prior years, the Company approved various restructuring programs to improve efficiencies across the organization. As of March 31, 2025, $3 million remains accrued related to these previously announced actions.

•As of March 31, 2025, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its global Interiors business (the "Interiors Divestiture") and legacy operations of $2 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves

The Company’s restructuring reserves and related activity are summarized below. The Company anticipates that the activities associated with the current restructuring reserve balance will be substantially complete by the end of 2026. The Company’s condensed consolidated restructuring reserves are shown as Other liabilities as detailed in Note 8, "Other Liabilities".

(In millions)
December 31, 2024	$28
Foreign currency	1
Payments	(3)
March 31, 2025	$26

NOTE 5. Inventories

Inventories, net consist of the following components:

	March 31,	December 31,
(In millions)	2025	2024
Raw materials	$214	$199
Work-in-process	31	31
Finished products	65	53
	$310	$283

NOTE 6. Goodwill and Other Intangible Assets

Intangible assets, net are comprised of the following:

		March 31, 2025			December 31, 2024
(In millions)	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Developed technology	3	$33	$(33)	$—	$33	$(33)	$—
Customer related	15	45	(10)	35	43	(9)	34
Capitalized software development	3	58	(33)	25	55	(31)	24
Tradename	10	3	(1)	2	2	—	2
Other	11	26	(15)	11	26	(15)	11
Subtotal		165	(92)	73	159	(88)	71
Indefinite-Lived:
Goodwill		80	—	80	81	—	81
Total		$245	$(92)	$153	$240	$(88)	$152

Capitalized software development consists of software development costs intended for integration into customer products.

Goodwill activity as of March 31, 2025 consisted of the following:

(In millions)
December 31, 2024	$81
Foreign currency	2
Acquisition fair value adjustment	(3)
March 31, 2025	$80

NOTE 7. Other Assets

Other current assets are comprised of the following components:

	March 31,	December 31,
(In millions)	2025	2024
Recoverable taxes	$53	$47
Prepaid assets and deposits	26	23
Contractually reimbursable engineering costs	19	20
Joint venture receivables	9	13
Contractual payments	2	1
Other	7	5
	$116	$109

Other non-current assets are comprised of the following components:

	March 31,	December 31,
(In millions)	2025	2024
Contractual payments	$26	$25
Contractually reimbursable engineering costs	19	21
Recoverable taxes	5	6
Derivative financial instruments	5	8
Other	34	34
	$89	$94
Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of $16 million during the remainder of 2025, $18 million in 2026, $2 million in 2027, $1 million in 2028, and $1 million in 2029 and beyond.

NOTE 8. Other Liabilities

Other current liabilities are summarized as follows:

	March 31,	December 31,
(In millions)	2025	2024
Deferred income	$50	$48
Product warranty and recall accruals	49	49
Non-income taxes payable	36	33
Restructuring reserves	20	19
Royalty reserves	19	19
Joint venture payable	16	22
Income taxes payable	13	25
Dividends payable	6	10
Other	32	32
	$241	$257

Other non-current liabilities are summarized as follows:

	March 31,	December 31,
(In millions)	2025	2024
Product warranty and recall accruals	$30	$31
Income tax reserves	16	15
Deferred income	9	12
Derivative financial instruments	8	1
Restructuring reserves	6	9
Contingent payment	3	2
Other	20	17
	$92	$87

NOTE 9. Debt
The Company’s debt consists of the following:

	March 31,	December 31,
(In millions)	2025	2024
Short-Term Debt:
Current portion of long-term debt	$18	$18

Long-Term Debt:
Term debt facility, net	$297	$301
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

Short-Term Debt
Terms of the amended credit facility require a quarterly principal payment equal to 1.25% of the original term debt balance. The first required payment was made during the second quarter of 2023.

As of March 31, 2025, the Company has no other short-term borrowing, including at the Company's subsidiaries. The Company's subsidiaries have access to $149 million of capacity under short-term credit facilities.
Long-Term Debt

The Company has no outstanding borrowings on the Revolving Credit Facility as of March 31, 2025 and December 31, 2024.

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

Other

The Company has a $6 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of March 31, 2025 and December 31, 2024. Additionally, the Company had $4 million of locally issued bank guarantees and letters of credit as of March 31, 2025 and December 31, 2024, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 10. Employee Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended March 31, 2025 and 2024 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2025	2024	2025	2024
Costs Recognized in Income:
Pension service (cost):
Service cost	$—	$—	$—	$—
Pension financing benefits (cost):
Interest cost	$(7)	$(7)	$(2)	$(3)
Expected return on plan assets	9	10	2	2
Amortization of losses and other	—	—	—	—
Total pension financing benefits:	2	3	—	(1)

Net pension benefit (cost)	$2	$3	$—	$(1)
Pension financing benefits are classified as Other income (expense), net on the Company's condensed consolidated statements of comprehensive income.
During the three months ended March 31, 2025, cash contributions to the Company's defined benefit plans were $1 million related to its non-U.S. plans. The Company estimates that total cash contributions related to its U.S. and non-U.S. defined benefit pension plans during 2025 will be $4 million and $5 million, respectively.

NOTE 11. Income Taxes
During the three month period ended March 31, 2025, the Company recorded a provision for income tax of $28 million. This reflects (i) income tax expense in countries where the Company is profitable, (ii) where they have accrued withholding taxes, and (iii) where they are unable to record a tax benefit for pretax losses and/or recognize expense for pretax income due to valuation allowances. Pretax losses in jurisdictions where valuation allowances are maintained and, consequently, no income tax benefits are recognized, totaled $7 million and $10 million for the three month periods ended March 31, 2025 and 2024, respectively, resulting in an increase in the Company's effective tax rate in those years.

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

NOTE 12. Stockholders’ Equity and Non-controlling Interests
Non-Controlling Interests
The Company's non-controlling interests are as follows:

	March 31,	December 31,
(In millions)	2025	2024
Shanghai Visteon Automotive Electronics, Co., Ltd.	$57	$55
Yanfeng Visteon Automotive Electronics Co., Ltd.	15	13
Changchun Visteon FAWAY Automotive Electronics, Co., Ltd.	11	12
Other	1	1
	$84	$81
During the three months ended March 31, 2024, the Company paid approximately $1 million to buy-out the shares of a minority joint venture partner in Tunisia.

Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended March 31,
(In millions)	2025	2024
Changes in AOCI:
Beginning balance	$(306)	$(254)
Other comprehensive income (loss) before reclassification, net of tax	17	(17)
Amounts reclassified from AOCI	2	3
Ending balance	$(287)	$(268)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(266)	$(192)
Other comprehensive income (loss) before reclassification, net of tax	31	(22)
Ending balance	(235)	(214)
Net investment hedge
Beginning balance	18	5
Other comprehensive income (loss) before reclassification, net of tax	(9)	7
Amounts reclassified from AOCI	—	—
Ending balance	9	12
Benefit plans
Beginning balance	(66)	(76)
Other comprehensive income (loss) before reclassification, net of tax	—	—
Amounts reclassified from AOCI	(1)	—
Ending balance	(67)	(76)
Unrealized hedging gain (loss)
Beginning balance	8	9
Other comprehensive income (loss) before reclassification, net of tax	(5)	(2)
Amounts reclassified from AOCI	3	3
Ending balance	6	10
Total AOCI	$(287)	$(268)

Share Repurchase Program

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. Under this program, the Company will repurchase shares at the prevailing market prices pursuant to specified share price and daily volume limits. During the three months ended March 31, 2025, the Company purchased 74,334 shares at an average price of $88.04 related to this program. As of March 31, 2025, the Company has repurchased 1,505,379 shares at an average price of $116.86 related to this program.

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

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended March 31,
(In millions, except per share amounts)	2025	2024
Numerator:
Net income (loss) attributable to Visteon	$65	$42
Denominator:
Average common stock outstanding - basic	27.2	27.6
Dilutive effect of performance based share units and other	0.3	0.4
Diluted shares	27.5	28.0
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon	$2.39	$1.52

Diluted earnings (loss) per share attributable to Visteon:	$2.36	$1.50

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

As of March 31, 2025 and December 31, 2024 the Company had cross-currency swaps with aggregate notional amounts of $200 million intended to mitigate the variability of U.S. dollar value investment in certain of its non-U.S. entities. These swaps are designated as net investment hedges. There was no ineffectiveness associated with such derivatives as of March 31, 2025 and December 31, 2024. The fair value of these derivatives is a non-current liability of $8 million and $1 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, a gain of approximately $4 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

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
As of March 31, 2025 and December 31, 2024 the Company had interest rate swaps with aggregate notional amounts of $250 million. The fair value of these derivatives is a non-current asset of $5 million and $8 million as of March 31, 2025 and December 31, 2024, respectively. As of March 31, 2025, a loss of approximately $4 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the three months ended March 31, 2025 and 2024 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)
(In millions)	2025	2024	2025	2024
Three months ended March 31,
Interest rate risk - Interest expense, net:
Interest rate swaps	(5)	(2)	(3)	(3)
Net investment hedges	(9)	7	—	—
	$(14)	$5	$(3)	$(3)
Items Not Carried at Fair Value
The Company's fair value of debt was $315 million and $319 million as of March 31, 2025 and December 31, 2024, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2 in the fair value hierarchy.
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
The Company's credit risk with any single customer exceeding ten percent of total accounts receivable are as follows:

	March 31,	December 31,
	2025	2024
Ford Motor Company	14%	12%
General Motors Corporation	11%	13%
Renault/Nissan	11%	10%
Volkswagen AG	11%	10%

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
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. The Company maintained accruals of $6 million for claims aggregating $44 million in Brazil as of March 31, 2025. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
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

The following table provides a rollforward of changes in the product warranty and recall claims liability:

	Three Months Ended March 31,
(In millions)	2025	2024
Beginning balance	$80	$71
Provisions	5	6
Changes in estimates	(2)	—
Currency/other	2	(2)
Settlements	(6)	(5)
Ending balance	$79	$70

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraphs where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of March 31, 2025 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

A summary of segment revenue, segment net income (loss) attributable to Visteon Corporation, and significant segment expense for the periods ended March 31, 2025 and 2024 is as follows:

	Three Months Ended March 31,
	2025	2024
Net sales	934	933
Significant expenses:
Other cost of sales	716	730
Other selling, general and administrative	39	44
Gross engineering costs	80	83
Engineering recoveries	(28)	(23)
Depreciation and amortization	25	22
Non-cash stock-based compensation	11	10
Restructuring, net	—	2
Interest expense	3	4
Interest income	(4)	(4)
Equity in net loss of non-consolidated affiliates	(2)	4
Other (income) loss, net	(1)	(2)
Provision for (benefit from) income taxes	28	19
Net income (loss)	67	44
Less: Net (income) loss attributable to non-controlling interests	(2)	(2)
Net income (loss) attributable to Visteon Corporation	$65	$42

Other cost of sales excludes depreciation and amortization, non-cash stock-based compensation, and engineering recoveries which are presented individually above.

Other selling, general and administrative excludes depreciation and amortization and non-cash stock-based compensation which are presented individually above.

Financial Information by Geographic Region

Disaggregated net sales by geographical market and product lines is as follows:

	Three Months Ended March 31,
(In millions)	2025	2024
Geographical Markets
Europe	$326	$313
Americas	315	296
China Domestic	79	114
China Export	57	70
Other Asia-Pacific	193	173
Eliminations	(36)	(33)
	$934	$933

	Three Months Ended March 31,
(In millions)	2025	2024
Product Lines
Instrument clusters	$435	$440
Infotainment	125	118
Information displays	122	81
Cockpit domain controller	117	141
Body and electrification electronics	98	109
Other	37	44
	$934	$933

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition, and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed with the Securities and Exchange Commission on February 18, 2025 and the financial statements and accompanying notes to the financial statements included elsewhere herein.
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

•Balanced Capital Allocation with a Strong Balance Sheet - The Company continues to maintain a strong balance sheet to withstand near-term industry volatility and support a balanced capital allocation framework. The Company is primarily focused on allocating capital to high-returning organic initiatives that increase internal capabilities, pursuing attractive inorganic opportunities, and returning capital to shareholders. In March 2023, the Company announced a $300 million share repurchase program maturing at the end of 2026. The Company has repurchased $176 million of Company common stock under this program. During the year ended December 31, 2024, Visteon spent a net cash outlay of $54 million on inorganic growth, to acquire an advanced design and R&D services firm and a software firm.

Financial Results

The pie charts below highlight the net sales breakdown for Visteon for the three months ended March 31, 2025.
Three Months Ended March 31, 2025
*Regional net sales are based on the geographic region where sales originate and not where customer is located (excludes inter-regional eliminations).
Global Automotive Market Conditions and Production Levels
According to S&P’s April global vehicle production update, global light vehicle production increased modestly in the first quarter of 2025, with Visteon’s customer production declining by a mid-single-digit percentage. In North America, retail vehicle sales spiked in March as consumers rushed to purchase vehicles ahead of tariffs. Dealer inventory levels were reduced to accommodate the increase in demand while production was minimally impacted. Production levels in Europe also decreased due to ongoing economic uncertainty. In China, production levels modestly increased while domestic OEMs continued to gain market share compared to prior year. The shift to electrification remains a central trend across all major markets.

Looking ahead, S&P's latest forecast assumes that global production will decline for the full year 2025, more than originally anticipated due to the impact of tariffs on the automotive industry. Visteon’s customer vehicle production is anticipated to decline by a high-single-digit percentage. The recently announced tariffs are expected to increase production costs and weigh on future vehicle volumes, creating additional uncertainty for vehicle production volumes.

The industry continues to face ongoing risks related to tariffs, vehicle affordability, economic uncertainty, potential geopolitical challenges, and customer market share changes. The magnitude of the impact on the financial statements, results of operations, and cash flows will be dependent on tariff dynamics, plant production schedules, supply chain impacts, global economic impacts, and electric vehicle adoption.

Results of Operations - Three Months Ended March 31, 2025 and 2024
The Company's consolidated results of operations for the three months ended March 31, 2025 and 2024 were as follows:

	Three Months Ended March 31,
(In millions)	2025	2024	Change
Net sales	$934	$933	$1
Cost of sales	(796)	(814)	18
Gross margin	138	119	19
Selling, general and administrative expenses	(47)	(52)	5
Restructuring, net	—	(2)	2
Interest income, net	1	—	1
Equity in net income (loss) of non-consolidated affiliates	2	(4)	6
Other income (expense), net	1	2	(1)
Provision for income taxes	(28)	(19)	(9)
Net income (loss)	67	44	23
Less: Net (income) loss attributable to non-controlling interests	(2)	(2)	—
Net income (loss) attributable to Visteon Corporation	$65	$42	$23
Adjusted EBITDA*	$129	$102	$27
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Three months ended March 31, 2024	$933	$(814)	$119
Volume, mix, and net new business	26	(20)	6
Currency	(20)	13	(7)
Customer pricing	(35)	—	(35)
Engineering costs, net *	—	5	5
Cost performance, design changes and other	30	20	50
Three months ended March 31, 2025	934	(796)	$138
*Excludes the impact of currency.
Net sales for the three months ended March 31, 2025 totaled $934 million, representing an increase of $1 million compared with the same period of 2024. Volumes and net new business increased net sales by $26 million due to continued market outperformance as a result of recent product launches and sales volumes in the Americas and Europe, partially offset by lower sales in China due to market dynamics. Customer pricing decreased net sales by $35 million as a result of annual price reductions and lower customer recoveries due to improving supply chain dynamics. Unfavorable currency decreased net sales by $20 million, primarily attributable to the Brazilian real and the euro. Other cost performance, design changes and other increased net sales by $30 million primarily due to design changes and other one-time commercial items.

Cost of sales decreased by $18 million for the three months ended March 31, 2025 compared with the same period in 2024. Volume, mix and net new business increased cost of sales by $20 million. Net engineering costs, excluding currency, decreased cost of sales by $5 million. Foreign currency decreased cost of sales by $13 million, primarily attributable to the Brazilian real and the euro. Cost performance, design changes and other decreased cost of sales by $20 million primarily due to manufacturing efficiencies.

A summary of net engineering costs is shown below:

	Three Months Ended March 31,
(In millions)	2025	2024
Gross engineering costs	$(80)	$(83)
Engineering recoveries	28	23
Engineering costs, net	$(52)	$(60)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $52 million for the three months ended March 31, 2025, including the impacts of currency, were $8 million lower than the same period of 2024. This decrease is primarily related to improved engineering efficiencies and favorable timing of recoveries during 2025 compared to the prior period.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $47 million and $52 million, during the three months ended March 31, 2025 and 2024, respectively. Expenses decreased during the three months ended March 31, 2025 as compared to same period prior year due to lower bad debt and employee expenses.

Restructuring, net
During the three months ended March 31, 2025 the Company recorded no restructuring expense. During the three months ended March 31, 2024, the Company recorded $2 million of net restructuring expense. These expenses are primarily related to employee severance.

Interest, Net

Interest, net, for the three months ended March 31, 2025 increased by $1 million as compared to the same period of 2024 due to lower interest expense at affiliates.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was income of $2 million and a loss of $4 million for the three months ended March 31, 2025 and 2024, respectively. The increased income is due to increased net operating profits at affiliates.

Other Income (Expense), Net

Other income, net was $1 million for the three month period ending March 31, 2025 and was primarily due to net pension financing benefits partially offset by costs related to business acquisitions.

Income Taxes

The Company's provision for income taxes of $28 million for the three months ended March 31, 2025 represents an increase of $9 million compared with $19 million in the same period of 2024. The increase in tax expense is primarily attributable to the overall increase in net income, including changes in the mix of earnings and differing tax rates between jurisdictions.

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

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the three months ended March 31, 2025 and 2024, is as follows:

	Three Months Ended March 31,
(In millions)	2025	2024	Change
Net income (loss) attributable to Visteon Corporation	$65	$42	$23
Depreciation and amortization	25	22	3
Non-cash, stock-based compensation expense	11	10	1
Provision for income taxes	28	19	9
Restructuring, net	—	2	(2)
Interest income, net	(1)	—	(1)
Net income attributable to non-controlling interests	2	2	—
Equity in net (income) loss of non-consolidated affiliates	(2)	4	(6)
Other	1	1	—
Adjusted EBITDA	$129	$102	$27

Adjusted EBITDA was $129 million for the three months ended March 31, 2025, representing an increase of $27 million when compared to $102 million for the same period of 2024. Favorable volumes and mix, and the ongoing benefits of cost and commercial discipline increased Adjusted EBITDA by $28 million. Foreign currency decreased Adjusted EBITDA by $6 million, primarily attributable to the Brazilian real and the euro, partially offset by the Mexican peso. Net engineering costs, excluding currency, increased Adjusted EBITDA by $5 million primarily due to engineering efficiencies and the favorable timing of recoveries.

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

Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of March 31, 2025, the Company’s corporate credit rating is BB by Standard & Poor’s. See Note 9, "Debt" for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which may be utilized by the Company's local subsidiaries and consolidated joint ventures, had availability of $149 million and the Company had $400 million of available credit under the revolving credit facility, as of March 31, 2025.
Cash Balances
As of March 31, 2025, the Company had total cash and cash equivalents of $658 million, including $3 million of restricted cash and $92 million of cash attributable to the Company's joint venture partners should the Company elect to issue cash dividends.

Cash balances totaling $569 million were located in jurisdictions outside of the United States, of which approximately $215 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017. However, the Company would be required to accrue additional tax expense primarily related to foreign withholding taxes.

Other Items Affecting Liquidity
During the three months ended March 31, 2025, cash contributions to the Company's defined benefit plans were $1 million related to its non-U.S. plans. The Company estimates that total cash contributions related to its U.S. and non-U.S. defined benefit pension plans during 2025 will be $4 million and $5 million, respectively.

During the three months ended March 31, 2025, the Company paid $3 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is included in Note 4, "Restructuring." The Company estimates that total cash restructuring payments through 2025 will approximate $19 million.

The Company has committed to make a $20 million investment in multiple entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. As of March 31, 2025, the Company has contributed a total of approximately $13 million toward the aggregate investment commitments. These limited partnerships are classified as equity method investments.

The Company may be required to make significant cash outlays related to its unrecognized tax benefits, including interest and penalties. As of March 31, 2025, the Company had unrecognized tax benefits, including interest and penalties, that would be expected to result in a cash outlay of $16 million. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the period of cash settlement, if any, with the respective taxing authorities.

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. As of March 31, 2025, the Company has purchased 1,505,379 shares at an average price of $116.86.

Cash Flows
Operating Activities
The Company generated $70 million and $69 million of cash inflows from operating activities during each of the three months ended March 31, 2025 and 2024, respectively. The increase is primarily attributable to higher Adjusted EBITDA offset by the timing of certain non-income based tax payments and higher employee related payments.

Investing Activities
Net cash used by investing activities during the three months ended March 31, 2025 totaled $33 million, representing $4 million of decreased usage as compared to the same period in 2024. This decrease in cash used by investing activities is primarily due to decreased capital expenditures of $2 million.

Financing Activities
Cash used by financing activities during the three months ended March 31, 2025 was $18 million, representing a $13 million decrease as compared to the same period in 2024. This decrease is primarily attributable to lower share repurchases as compared to 2024 of $13 million.

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
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be $21 million and $20 million for currency derivative financial instruments as of March 31, 2025 and December 31, 2024, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
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

As of March 31, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II
Other Information

Item 1.    Legal Proceedings

See the information above under Note 15, "Commitments and Contingencies," to the condensed consolidated financial statements which is incorporated herein by reference.

Item 1A.Risk Factors
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2024 filed with the SEC on February 18, 2025. See also, "Forward-Looking Statements" included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the first quarter of 2025.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 to January 31, 2025	74,334	88.04	74,334	124
February 1 to February 28, 2025	—	—	—	124
March 1 to March 31, 2025	—	—	—	124
Total	74,334	88.04	74,334	124

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

Item 5. Other Information

The Company's directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of the Company's shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2025 the following officer(s) took the following action.

Name	Title	Action	Intended to satisfy the affirmative defense of Rule 10b5-1?	Date	Number of Shares to be sold	Expiration Date
Robert R. Vallance	Senior Vice President, Product Lines, China and APAC Supplier Strategy	Adoption	Yes	3/5/2025	8,000	5/1/2026

Item 6.Exhibits

The exhibits listed on the "Exhibit Index" on Page 39 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated April 24, 2025.
31.2	Rule 13a-14(a) Certification of Senior Vice President, Chief Financial Officer dated April 24, 2025.
32.1	Section 1350 Certification of Chief Executive Officer dated April 24, 2025.
32.2	Section 1350 Certification of Senior Vice President, Chief Financial Officer dated April 24, 2025.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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
Date: April 24, 2025