Form 10-Q
period 2025-06-30
VISTEON CORP
filed 2025-07-24
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No ☐
As of July 17, 2025, the registrant had outstanding 27,276,339 shares of common stock.
Exhibit index located on page number 41.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.Condensed Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	$969	$1,014	$1,903	$1,947
Cost of sales	(828)	(867)	(1,624)	(1,681)
Gross margin	141	147	279	266
Selling, general and administrative expenses	(48)	(49)	(95)	(101)
Restructuring, net	(1)	(1)	(1)	(3)
Interest expense	(4)	(4)	(7)	(8)
Interest income	6	4	10	8
Equity in net income (loss) of non-consolidated affiliates	2	—	4	(4)
Other income (expense), net	1	3	2	5
Income (loss) before income taxes	97	100	192	163
Provision for income taxes	(28)	(25)	(56)	(44)
Net income (loss)	69	75	136	119
Less: Net (income) loss attributable to non-controlling interests	(4)	(4)	(6)	(6)
Net income (loss) attributable to Visteon Corporation	$65	$71	$130	$113

Comprehensive income (loss)	$106	$55	$193	$84
Less: Comprehensive (income) loss attributable to non-controlling interests	(9)	(2)	(12)	(3)
Comprehensive income (loss) attributable to Visteon Corporation	$97	$53	$181	$81

Basic earnings (loss) per share attributable to Visteon Corporation	$2.38	$2.57	$4.78	$4.09

Diluted earnings (loss) per share attributable to Visteon Corporation	$2.36	$2.54	$4.73	$4.05

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	(Unaudited)
	June 30,	December 31,
	2025	2024
ASSETS
Cash and equivalents	$668	$623
Restricted cash	3	3
Accounts receivable, net	621	578
Inventories, net	296	283
Other current assets	135	109
Total current assets	1,723	1,596
Property and equipment, net	485	452
Intangible assets, net	224	152
Right-of-use assets	128	100
Investments in non-consolidated affiliates	25	27
Deferred tax assets	444	441
Other non-current assets	163	94
Total assets	$3,192	$2,862
LIABILITIES AND EQUITY
Short-term debt	$18	$18
Accounts payable	557	505
Accrued employee liabilities	88	107
Current lease liability	21	29
Other current liabilities	237	257
Total current liabilities	921	916
Long-term debt, net	292	301
Employee benefits	115	127
Non-current lease liability	111	78
Deferred tax liabilities	62	43
Other non-current liabilities	193	87
Stockholders’ equity:
Preferred stock (par value 0.01, 50 million shares authorized, none outstanding as of June 30, 2025 and December 31, 2024)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 27.3 million shares outstanding as of June 30, 2025 and 27.2 million shares outstanding as of December 31, 2024, respectively)	1	1
Additional paid-in capital	1,378	1,376
Retained earnings	2,678	2,548
Accumulated other comprehensive loss	(255)	(306)
Treasury stock	(2,380)	(2,390)
Total Visteon Corporation stockholders’ equity	1,422	1,229
Non-controlling interests	76	81
Total equity	1,498	1,310
Total liabilities and equity	$3,192	$2,862

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Operating Activities
Net income (loss)	$136	$119
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	52	46
Non-cash stock-based compensation	23	21
Equity in net loss (income) of non-consolidated affiliates, net of dividends remitted	(4)	4
Other non-cash items	(4)	7
Changes in assets and liabilities:
Accounts receivable	(3)	(49)
Inventories	4	(23)
Accounts payable	40	8
Other assets and other liabilities	(79)	(7)
Net cash provided from operating activities	165	126
Investing Activities
Capital expenditures, including intangibles	(66)	(68)
Acquisition of business, net of cash acquired	(50)	—
Loan provided to non-consolidated affiliate	—	(5)
Other	1	1
Net cash used by investing activities	(115)	(72)
Financing Activities
Principal repayment of term debt facility	(9)	(9)
Dividends to non-controlling interests	(18)	—
Repurchase of common stock	(7)	(20)
Stock based compensation tax withholding payments	(7)	(7)
Proceeds from the exercise of stock options	3	—
Net cash used by financing activities	(38)	(36)
Effect of exchange rate changes on cash	33	(28)
Net increase (decrease) in cash, equivalents, and restricted cash	45	(10)
Cash, equivalents, and restricted cash at beginning of the period	626	518
Cash, equivalents, and restricted cash at end of the period	$671	$508

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2024	$1	$1,376	$2,548	$(306)	$(2,390)	$1,229	$81	$1,310
Net income (loss)	—	—	65	—	—	65	2	67
Other comprehensive income (loss)	—	—	—	19	—	19	1	20
Stock-based compensation, net	—	(8)	—	—	15	7	—	7
Share repurchase	—	—	—	—	(7)	(7)	—	(7)
March 31, 2025	$1	$1,368	$2,613	$(287)	$(2,382)	$1,313	$84	$1,397
Net income (loss)	—	—	65	—	—	65	4	69
Other comprehensive income (loss)	—	—	—	32	—	32	5	37
Stock-based compensation, net	—	10	—	—	2	12	—	12
Dividends to non-controlling interest	—	—	—	—	—	—	(17)	(17)
June 30, 2025	$1	$1,378	$2,678	$(255)	$(2,380)	$1,422	$76	$1,498

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2023	$1	$1,356	$2,274	$(254)	$(2,339)	$1,038	$85	$1,123
Net income (loss)	—	—	42	—	—	42	2	44
Other comprehensive income (loss)	—	—	—	(14)	—	(14)	(1)	(15)
Stock-based compensation, net	—	(6)	—	—	9	3	—	3
Share repurchase	—	—	—	—	(20)	(20)	—	(20)
Acquisition of non-controlling interest	—	—	—	—	—	—	(1)	(1)
March 31, 2024	$1	$1,350	$2,316	$(268)	$(2,350)	$1,049	$85	$1,134
Net income (loss)	—	—	71	—	—	71	4	75
Other comprehensive income (loss)	—	—	—	(18)	—	(18)	(2)	(20)
Stock-based compensation, net	—	10	—	—	1	11	—	11
Dividends to non-controlling interest	—	—	—	—	—	—	(2)	(2)
June 30, 2024	$1	$1,360	$2,387	$(286)	$(2,349)	$1,113	$85	$1,198

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

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after June 30, 2025 will be reflected in management's estimates in future periods.

Accounts Receivable: Accounts receivable are stated at the invoiced amount, less an allowance for doubtful accounts for estimated amounts not expected to be collected, and do not bear interest.

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection on such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third-party financial institutions in exchange for cash. The Company has entered into arrangements with financial institutions to sell certain bank notes, generally maturing within nine months. Bank notes are sold with recourse but qualify as a sale as all rights to the notes have passed to the financial institution. The Company redeemed $49 million of China bank notes during the six months ended June 30, 2025. Remaining amounts outstanding at third-party institutions related to sold bank notes will mature by December 31, 2025.

Allowance for Doubtful Accounts: The Company establishes an allowance for doubtful accounts for accounts receivable based on the current expected credit loss impairment model (“CECL”). The Company applies a historical loss rate based on historic write-offs by region to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. The allowance for doubtful accounts was $11 million and $10 million as of June 30, 2025 and December 31, 2024, respectively.

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

NOTE 2. Business Acquisition

On May 21, 2025, Visteon acquired all equity shares of a user experience electronics engineering consulting and consumer research company for cash of $55 million ("UX Acquisition") not including contingent consideration of up to $9 million to be paid if certain financial and operational milestones are achieved. The UX Acquisition will significantly enhance the Company's ability to serve customers through smarter product development and customer experiences.

The UX Acquisition was accounted for as a business combination, with the purchase price allocated on a preliminary basis as of May 21, 2025. The preliminary allocation of the purchase price to acquired assets and liabilities assumed, including the residual amount recognized as goodwill, is based upon estimated information and is subject to change within the measurement period. The measurement period is a period not to exceed one year from the acquisition date during which the Company may adjust estimated or provisional amounts recorded during purchase accounting if new information is obtained about facts and circumstances that existed as of the acquisition date that, if known, would have resulted in revised estimated values of those assets or liabilities as of that date. Measurement period adjustments are recorded in the period identified. Any adjustments to amounts recorded in purchase accounting that do not qualify as measurement period adjustments are included in earnings in the period identified.

The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

(In millions)
Cash	$55
Fair value of contingent consideration	5
Total fair value of consideration	$60

Assets acquired:
Cash	$5
Accounts receivable	8
Intangible assets	34
Property, plant & equipment	1
Right-of-use assets	1
$49

Liabilities assumed:
Deferred tax liability	$10
Non-current lease liability	1
Other liabilities	9
$20

Goodwill	$31

The UX Acquisition was accounted for as a business combination, assets acquired and liabilities assumed were initially recorded at estimated fair values based on management's estimates at the date of acquisition based on available information, reasonable and supportable assumptions and, when necessary, a third-party utilized by the Company to assist with certain fair value estimates.

Fair values for intangible assets were based on the income approach including excess earnings and relief from royalty methods. The Company recorded intangible assets including a tradename of $3 million and customer-related assets totaling $31 million. These definite-lived intangible assets are being amortized using the straight-line method over their estimated useful lives of 10 years for tradename and 16 years for customer-related assets. The fair value of contingent consideration was measured using a Monte Carlo simulation which is a financial model that utilizes the probabilities of various outcomes.

These fair value measurements are classified within level 3 of the fair value hierarchy.

The pro forma effects of the UX Acquisition do not materially impact the Company's reported results for any period presented, and as a result, no unaudited pro forma disclosures are included herein.

The Company incurred $1 million in costs related to the UX Acquisition which are classified as Other income (expense), net on the Company's condensed consolidated statements of comprehensive income.

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

Certain measurement period adjustments have been made during the first six months of 2025. Such adjustments resulted in lower cash paid of $1 million and an increase in intangible assets of $1 million, resulting in a decrease to Goodwill of $2 million when compared from March 31, 2025 to December 31, 2024. As of March 31, 2025 the Company considers the purchase price allocation complete.

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

NOTE 3. Non-Consolidated Affiliates

Investments in Affiliates

The Company's investments in non-consolidated equity method affiliates include the following:

	June 30,	December 31,
(In millions)	2025	2024
Yanfeng Visteon Investment Co., Ltd. ("YFVIC") (50%)	$—	$—
Limited partnerships	15	15
Other	10	12
Total investments in non-consolidated affiliates	$25	$27

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
The Company's investments in YFVIC consists of the following:

	June 30,	December 31,
(In millions)	2025	2024
Payables due to YFVIC	$11	$22
Exposure to loss in YFVIC:
Investment in YFVIC	$—	$—
Receivables due from YFVIC, net	10	13
Maximum exposure to loss in YFVIC	$10	$13
As of June 30, 2025, the Company's share of YFVIC reported losses were greater than the carrying value of this investment. Based on the equity method of accounting, losses exceeding the investment balance were not recorded and are monitored as suspended losses. As of June 30, 2025, the total suspended loss attributable to YFVIC was less than $1 million, for which the Company has no contractual obligation to fund.
Non-Consolidated Affiliate Transactions
The Company has committed to make a $20 million investment in multiple entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. As of June 30, 2025, the Company has contributed a total of approximately $14 million toward the aggregate investment commitments. These limited partnerships are classified as equity method investments.

A $7 million dividend was declared by a non-consolidated affiliate during the second quarter 2025, recorded as a current asset.

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

During the six months ended June 30, 2025 and 2024 the Company recorded $1 million and $3 million of net restructuring expense, respectively. These expenses are primarily related to employee severance.

Current restructuring actions include the following:

•During the six months ended June 30, 2025, the Company recorded and paid $1 million of net restructuring expense globally to improve efficiencies and rationalize the Company's footprint.

•During September of 2024, the Company approved a global restructuring program impacting manufacturing and engineering facilities, as well as administrative functions to improve efficiency and further rationalize the Company’s footprint. As of June 30, 2025, $21 million remains accrued for the program and payments related to this program are expected to be complete by the end of 2026.

•During prior years, the Company approved various restructuring programs to improve efficiencies across the organization. As of June 30, 2025, $1 million remains accrued related to these previously announced actions.

•As of June 30, 2025, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its global Interiors business (the "Interiors Divestiture") and legacy operations of $3 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves

The Company’s restructuring reserves and related activity are summarized below. The Company anticipates that the activities associated with the current restructuring reserve balance will be substantially complete by the end of 2026. The Company’s condensed consolidated restructuring reserves are shown as Other liabilities as detailed in Note 8, "Other Liabilities".

(In millions)
December 31, 2024	$28
Foreign currency	1
Payments	(3)
March 31, 2025	$26
Expense	1
Foreign currency	1
Payments	(3)
June 30, 2025	$25

NOTE 5. Inventories

Inventories, net consist of the following components:

	June 30,	December 31,
(In millions)	2025	2024
Raw materials	$190	$199
Work-in-process	28	31
Finished products	78	53
	$296	$283

NOTE 6. Goodwill and Other Intangible Assets

Intangible assets, net are comprised of the following:

		June 30, 2025			December 31, 2024
(In millions)	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Developed technology	3	$34	$(33)	$1	$33	$(33)	$—
Customer related	15	80	(11)	69	43	(9)	34
Capitalized software development	3	60	(35)	25	55	(31)	24
Tradename	9	5	—	5	2	—	2
Other	10	26	(16)	10	26	(15)	11
Subtotal		205	(95)	110	159	(88)	71
Indefinite-Lived:
Goodwill		114	—	114	81	—	81
Total		$319	$(95)	$224	$240	$(88)	$152

Capitalized software development consists of software development costs intended for integration into customer products.

Goodwill activity as of June 30, 2025 consisted of the following:

(In millions)
December 31, 2024	$81
Foreign currency	2
Acquisition fair value adjustment	(3)
March 31, 2025	$80
Foreign currency	3
Acquisition of business	31
June 30, 2025	$114

NOTE 7. Other Assets

Other current assets are comprised of the following components:

	June 30,	December 31,
(In millions)	2025	2024
Recoverable taxes	$63	$47
Prepaid assets and deposits	24	23
Contractually reimbursable engineering costs	22	20
Joint venture receivables	17	13
Contractual payments	2	1
Other	7	5
	$135	$109

Other non-current assets are comprised of the following components:

	June 30,	December 31,
(In millions)	2025	2024
Contractual payments	$99	$25
Contractually reimbursable engineering costs	20	21
Recoverable taxes	7	6
Derivative financial instruments	3	8
Other	34	34
	$163	$94
Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of $14 million during the remainder of 2025, $21 million in 2026, $5 million in 2027, $1 million in 2028, and $1 million in 2029 and beyond.

NOTE 8. Other Liabilities

Other current liabilities are summarized as follows:

	June 30,	December 31,
(In millions)	2025	2024
Product warranty and recall accruals	$52	$49
Deferred income	50	48
Non-income taxes payable	31	33
Income taxes payable	19	25
Restructuring reserves	19	19
Royalty reserves	17	19
Joint venture payable	11	22
Dividends payable	8	10
Other	30	32
	$237	$257

Other non-current liabilities are summarized as follows:

	June 30,	December 31,
(In millions)	2025	2024
Contractual liabilities	$89	$10
Product warranty and recall accruals	33	31
Derivative financial instruments	23	1
Income tax reserves	20	15
Deferred income	9	12
Restructuring reserves	6	9
Other	13	9
	$193	$87

On July 22, 2025, the Company’s Board of Directors initiated a quarterly dividend subject to quarterly Board approval of $0.275 per share on its common stock. The dividend is payable on September 5, 2025, to shareholders of record as of the close of business on August 18, 2025.

NOTE 9. Debt
The Company’s debt consists of the following:

	June 30,	December 31,
(In millions)	2025	2024
Short-Term Debt:
Current portion of long-term debt	$18	$18

Long-Term Debt:
Term debt facility, net	$292	$301
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

As of June 30, 2025, the Company has no other short-term borrowing, including at the Company's subsidiaries. The Company's subsidiaries have access to $145 million of capacity under short-term credit facilities.
Long-Term Debt

The Company has no outstanding borrowings on the Revolving Credit Facility as of June 30, 2025 and December 31, 2024.

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

Other

The Company has a $6 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of June 30, 2025 and December 31, 2024. Additionally, the Company had $4 million of locally issued bank guarantees and letters of credit as of June 30, 2025 and December 31, 2024, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 10. Employee Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended June 30, 2025 and 2024 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2025	2024	2025	2024
Costs Recognized in Income:
Pension service (cost):
Service cost	$—	$—	$—	$(1)
Pension financing benefits (cost):
Interest cost	$(7)	$(8)	$(3)	$(2)
Expected return on plan assets	9	11	3	3
Amortization of losses and other	—	—	—	—
Total pension financing benefits:	2	3	—	1

Net pension benefit (cost)	$2	$3	$—	$—
The Company's net periodic benefit costs for all defined benefit plans for the six month periods ended June 30, 2025 and 2024 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2025	2024	2025	2024
Costs Recognized in Income:
Pension service (cost):
Service cost	—	—	—	(1)
Pension financing benefits (costs):
Interest cost	(14)	(15)	(5)	(5)
Expected return on plan assets	18	21	5	5
Total pension financing benefits:	4	6	—	—

Net pension benefit (cost)	4	6	—	(1)
Pension financing benefits are classified as Other income (expense), net on the Company's condensed consolidated statements of comprehensive income.
During the six months ended June 30, 2025, cash contributions to the Company's defined benefit plans were $10 million related to its US plan and $3 million related to its non-U.S. plans. The Company estimates that total cash contributions related to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2025 will be $4 million and $3 million, respectively.

NOTE 11. Income Taxes
During the six month period ended June 30, 2025, the Company recorded a provision for income tax of $56 million. This reflects (i) income tax expense in countries where the Company is profitable, (ii) where they have accrued withholding taxes, and (iii) where they are unable to record a tax benefit for pretax losses and/or recognize expense for pretax income due to valuation allowances. Pretax losses in jurisdictions where valuation allowances are maintained and, consequently, no income tax benefits are recognized, totaled $12 million and $18 million for the six month period ended June 30, 2025 and 2024, respectively, resulting in an increase in the Company's effective tax rate in those years.

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

On July 4, 2025, H.R. 1, the One Big Beautiful Bill Act (the “Act”), was signed into law. The Act includes several tax changes, such as making certain provisions from the Tax Cuts and Jobs Act permanent, updating international tax rules, and reinstating immediate expensing for domestic research expenditures. The Act contains multiple effective dates, with certain provisions applicable beginning in 2025 and others in subsequent years. The Company is currently evaluating the potential impacts of the Act on its consolidated financial statements. These impacts may be material, particularly with respect to the Company’s assessment of its valuation allowance on U.S. deferred tax assets. The Company will continue to evaluate both the effects of the law and the Company’s operating results, and will adjust its valuation allowance, accordingly, based on whether it is more likely than not that the deferred tax assets will be realized. Any such changes may result in the recognition or reversal of a valuation allowance, which could materially affect income tax expense in the period recognized and future periods.

NOTE 12. Stockholders’ Equity and Non-controlling Interests
Non-Controlling Interests
The Company's non-controlling interests are as follows:

	June 30,	December 31,
(In millions)	2025	2024
Shanghai Visteon Automotive Electronics, Co., Ltd.	$52	$55
Yanfeng Visteon Automotive Electronics Co., Ltd.	12	13
Changchun Visteon FAWAY Automotive Electronics, Co., Ltd.	11	12
Other	1	1
	$76	$81
During the year ended December 31, 2024, the Company paid approximately $1 million to buy-out the shares of a minority joint venture partner in Tunisia.

Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Changes in AOCI:
Beginning balance	$(287)	$(268)	$(306)	$(254)
Other comprehensive income (loss) before reclassification, net of tax	31	(21)	48	(38)
Amounts reclassified from AOCI	1	3	3	6
Ending balance	$(255)	$(286)	(255)	(286)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(235)	$(214)	$(266)	$(192)
Other comprehensive income (loss) before reclassification, net of tax	41	(24)	72	(46)
Ending balance	(194)	(238)	(194)	(238)
Net investment hedge
Beginning balance	9	12	18	5
Other comprehensive income (loss) before reclassification, net of tax	(7)	3	(16)	10
Ending balance	2	15	2	15
Benefit plans
Beginning balance	(67)	(76)	(66)	(76)
Amounts reclassified from AOCI	(1)	—	(2)	—
Ending balance	(68)	(76)	(68)	(76)
Unrealized hedging gain (loss)
Beginning balance	6	10	8	9
Other comprehensive income (loss) before reclassification, net of tax	(3)	—	(8)	(2)
Amounts reclassified from AOCI	2	3	5	6
Ending balance	5	13	5	13
Total AOCI	$(255)	$(286)	$(255)	$(286)

Share Repurchase Program

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. Under this program, the Company will repurchase shares at the prevailing market prices pursuant to specified share price and daily volume limits. During the three months ended June 30, 2025, the Company did not purchase any shares related to this program. During the six months ended June 30, 2025, the Company purchased 74,334 shares at an average price of $88.04 related to this program. As of June 30, 2025, the Company has repurchased 1,505,379 shares at an average price of $116.86 related to this program.

There were no excise taxes incurred during the three and six months ended June 30, 2025. During the six months ended June 30, 2025 the Company paid less than $1 million in excise tax for stock repurchases related to 2024.

Dividends

On July 22, 2025, the Company’s Board of Directors approved and declared a recurring cash dividend of $0.275 per share on its common stock. The dividend is payable on September 5, 2025, to shareholders of record as of the close of business on August 18, 2025.

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

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Visteon	$65	$71	$130	$113
Denominator:
Average common stock outstanding - basic	27.3	27.6	27.2	27.6
Dilutive effect of performance based share units and other	0.3	0.3	0.3	0.3
Diluted shares	27.6	27.9	27.5	27.9
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon	$2.38	$2.57	$4.78	$4.09

Diluted earnings (loss) per share attributable to Visteon:	$2.36	$2.54	$4.73	$4.05
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
Derivative financial instruments are measured at fair value on a recurring basis under an income approach using industry-

standard models that consider various assumptions, including time value, volatility factors, current market and contractual prices for the underlying, and non-performance risk. Substantially all of these assumptions are observable in the marketplace throughout the full term of the instrument or may derived from observable data. Accordingly, the Company's currency instruments are classified as Level 2, "Other Observable Inputs" in the fair value hierarchy.

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
As of June 30, 2025 and December 31, 2024 the Company had cross-currency swaps with aggregate notional amounts of $200 million intended to mitigate the variability of U.S. dollar value investment in certain of its non-U.S. entities. These swaps are designated as net investment hedges. There was no ineffectiveness associated with such derivatives as of June 30, 2025 and December 31, 2024. The fair value of these derivatives is a non-current liability of $23 million and $1 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, a gain of approximately $3 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

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

As of June 30, 2025 and December 31, 2024 the Company had interest rate swaps with aggregate notional amounts of $250 million. The fair value of these derivatives is a non-current asset of $3 million and $8 million as of June 30, 2025 and December 31, 2024, respectively. As of June 30, 2025, a loss of approximately $4 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the three and six months ended June 30, 2025 and 2024 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)
(In millions)	2025	2024	2025	2024
Three months ended June 30,
Interest rate risk - Interest expense, net:
Interest rate swaps	(3)	—	(2)	(3)
Net investment hedges	(7)	3	—	—
	$(10)	$3	$(2)	$(3)
Six months ended June 30,
Interest rate risk - Interest expense, net:
Interest rate swaps	(8)	(2)	(5)	(6)
Net investment hedges	(16)	10	—	—
	(24)	8	(5)	(6)
Items Not Carried at Fair Value
The Company's fair value of debt was $313 million and $319 million as of June 30, 2025 and December 31, 2024, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2 in the fair value hierarchy.

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
The Company's credit risk with any single customer exceeding ten percent of total accounts receivable are as follows:

	June 30,	December 31,
	2025	2024
Ford Motor Company	19%	12%
General Motors Corporation	12%	13%
Volkswagen AG	11%	10%
Renault/Nissan	10%	10%

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
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. The Company maintained accruals of $7 million for claims aggregating $43 million in Brazil as of June 30, 2025. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
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

The following table provides a rollforward of changes in the product warranty and recall claims liability:

	Six Months Ended June 30,
(In millions)	2025	2024
Beginning balance	$80	$71
Provisions	15	12
Changes in estimates	(4)	(2)
Currency/other	5	(2)
Settlements	(11)	(10)
Ending balance	$85	$69

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraphs where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of June 30, 2025 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

A summary of segment revenue, segment net income (loss) attributable to Visteon Corporation, and significant segment expense for the periods ended June 30, 2025 and 2024 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Net sales	969	1,014	1,903	1,947
Significant expenses:
Other cost of sales	746	790	1,463	1,520
Other selling, general and administrative	39	41	77	85
Gross engineering costs	88	81	168	164
Engineering recoveries	(36)	(31)	(64)	(54)
Depreciation and amortization	27	24	52	46
Non-cash stock-based compensation	12	11	23	21
Restructuring, net	1	1	1	3
Interest expense	4	4	7	8
Interest income	(6)	(4)	(10)	(8)
Equity in net loss (income) of non-consolidated affiliates	(2)	—	(4)	4
Other (income) loss, net	(1)	(3)	(2)	(5)
Provision for (benefit from) income taxes	28	25	56	44
Net income (loss)	69	75	136	119
Less: Net (income) loss attributable to non-controlling interests	(4)	(4)	(6)	(6)
Net income (loss) attributable to Visteon Corporation	$65	$71	$130	$113

Other cost of sales excludes depreciation and amortization, non-cash stock-based compensation, and engineering recoveries which are presented individually above.

Other selling, general and administrative excludes depreciation and amortization and non-cash stock-based compensation which are presented individually above.

Financial Information by Geographic Region

Disaggregated net sales by geographical market and product lines is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Geographical Markets
Europe	$341	$328	$667	$641
Americas	330	364	645	660
China Domestic	84	119	163	233
China Export	59	69	116	139
Other Asia-Pacific	189	168	382	341
Eliminations	(34)	(34)	(70)	(67)
	$969	$1,014	$1,903	$1,947

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2025	2024	2025	2024
Product Lines
Instrument clusters	$451	$448	$886	$888
Infotainment	140	119	265	237
Information displays	126	104	248	185
Cockpit domain controller	111	145	228	286
Body and electrification electronics	102	152	200	261
Other	39	46	76	90
	$969	$1,014	$1,903	$1,947

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

•Balanced Capital Allocation with a Strong Balance Sheet - The Company continues to maintain a strong balance sheet to withstand near-term industry volatility and support a balanced capital allocation framework. The Company is primarily focused on allocating capital to high-returning organic initiatives that increase internal capabilities, pursuing attractive inorganic opportunities, and returning capital to shareholders. In March 2023, the Company announced a $300 million share repurchase program maturing at the end of 2026. The Company has repurchased $176 million of Company common stock under this program. On July 22, 2025, the company declared a $0.275 quarterly cash dividend. During the six months ended June 30, 2025, Visteon spent a net cash outlay of $50 million on inorganic growth, to acquire a user experience electronics engineering consulting and consumer research company.

Financial Results

The pie charts below highlight the net sales breakdown for Visteon for the three and six months ended June 30, 2025.
Three Months Ended June 30, 2025
Six Months Ended June 30, 2025
*Regional net sales are based on the geographic region where sales originate and not where customer is located (excludes inter-regional eliminations).
Global Automotive Market Conditions and Production Levels
According to S&P’s July global vehicle production update, global light vehicle production increased modestly in the second quarter of 2025 compared to prior year, while production volumes for Visteon's customers declined slightly. In North America, retail sales remained above 15 million units as OEMs introduced promotional pricing campaigns and the consumer remained resilient, while production levels still declined on a year-over-year basis. Production levels in Europe decreased due to ongoing economic headwinds. In China, production levels increased by a high-single-digit percentage while domestic OEMs continued to gain market share compared to prior year. The shift to electrification varies by region with adoption rates in Europe and China increasing while adoption in the US was slightly down.

Looking ahead, S&P's latest forecast assumes that global production will increase slightly for the full year 2025 compared to prior year. Visteon’s customer vehicle production is anticipated to decline by a mid-single-digit percentage. The impact of recently implemented tariffs on the automotive industry remains uncertain with the potential to increase production costs and weigh on future vehicle volumes.

The industry continues to face ongoing risks related to tariffs, vehicle affordability, economic uncertainty, potential geopolitical challenges, and customer market share changes. While there was a not a meaningful impact to Visteon’s operations during the second quarter of 2025 related to tariffs, the impact on future quarters' financial statements, results of operations, and cash flows will be dependent on tariff dynamics, plant production schedules, supply chain impacts, and electric vehicle adoption.

Results of Operations - Three Months Ended June 30, 2025 and 2024
The Company's consolidated results of operations for the three months ended June 30, 2025 and 2024 were as follows:

	Three Months Ended June 30,
(In millions)	2025	2024	Change
Net sales	$969	$1,014	$(45)
Cost of sales	(828)	(867)	39
Gross margin	141	147	(6)
Selling, general and administrative expenses	(48)	(49)	1
Restructuring, net	(1)	(1)	—
Interest income, net	2	—	2
Equity in net income (loss) of non-consolidated affiliates	2	—	2
Other income (expense), net	1	3	(2)
Provision for income taxes	(28)	(25)	(3)
Net income (loss)	69	75	(6)
Less: Net (income) loss attributable to non-controlling interests	(4)	(4)	—
Net income (loss) attributable to Visteon Corporation	$65	$71	$(6)
Adjusted EBITDA*	$134	$136	$(2)
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Three months ended June 30, 2024	$1,014	$(867)	$147
Volume, mix, and net new business	(24)	19	(5)
Currency	4	(3)	1
Customer pricing	(35)	—	(35)
Engineering costs, net *	—	(3)	(3)
Cost performance, design changes and other	10	26	36
Three months ended June 30, 2025	969	(828)	$141
*Excludes the impact of currency.
Net sales for the three months ended June 30, 2025 totaled $969 million, representing a decrease of $45 million compared with the same period of 2024. Volumes and net new business decreased net sales by $24 million primarily due to lower customer production volumes, partially offset by recent product launches. Customer pricing decreased net sales by $35 million as a result of annual price reductions and lower customer recoveries due to improving supply chain dynamics. Favorable currency increased net sales by $4 million, primarily attributable to the euro, Japanese yen, and Thai baht, offset by the Brazilian real. Other cost performance, design changes and other increased net sales by $10 million, primarily due to design changes, one-time commercial items, and sales from the recently acquired engineering services companies.

Cost of sales decreased by $39 million for the three months ended June 30, 2025 compared with the same period in 2024. Volume, mix and net new business decreased cost of sales by $19 million. Net engineering costs, excluding currency, increased cost of sales by $3 million. Foreign currency increased cost of sales by $3 million, primarily attributable to the Japanese yen, Thai baht, and Mexican peso, offset by the Brazilian real. Cost performance, design changes and other decreased cost of sales by $26 million primarily due to manufacturing and operational efficiencies.

A summary of net engineering costs is shown below:

	Three Months Ended June 30,
(In millions)	2025	2024
Gross engineering costs	$(88)	$(81)
Engineering recoveries	36	31
Engineering costs, net	$(52)	$(50)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs were $52 million and $50 million for the three months ended June 30, 2025 and 2024, respectively, and includes engineering costs related to recent acquisitions. This increase is primarily due to recent engineering services acquisitions, partially offset by lower personnel costs and timing of engineering recoveries.

Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $48 million and $49 million, during the three months ended June 30, 2025 and 2024, respectively. Expenses decreased during the three months ended June 30, 2025 as compared to same period prior year due to lower bad debt expense, partially offset by employee expenses.

Restructuring, net
During the three months ended June 30, 2025 and 2024 the Company recorded $1 million of restructuring expense.

Interest, Net

Interest income for the three months ended June 30, 2025 increased by $2 million as compared to the same period of 2024 due to higher interest rates on increased cash balances.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was income of $2 million and zero for the three months ended June 30, 2025 and 2024, respectively. The increased income is due to increased net operating profits at affiliates.

Other Income (Expense), Net

Other income, net was $1 million and $3 million for the three month period ending June 30, 2025 and 2024, respectively. The decrease was primarily due to lower net pension financing benefits and an increase in business acquisition costs.

Income Taxes

The Company's provision for income taxes of $28 million for the three months ended June 30, 2025 represents an increase of $3 million compared with $25 million in the same period of 2024. The increase in tax expense reflects a higher forecasted effective tax rate, primarily driven by shifts in the geographic mix of earnings, jurisdictional tax rate differences, and increased withholding taxes due primarily to unfavorable exchange movements.

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

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the three months ended June 30, 2025 and 2024, is as follows:

	Three Months Ended June 30,
(In millions)	2025	2024	Change
Net income (loss) attributable to Visteon Corporation	$65	$71	$(6)
Depreciation and amortization	27	24	3
Non-cash, stock-based compensation expense	12	11	1
Provision for income taxes	28	25	3
Restructuring, net	1	1	—
Interest, net	(2)	—	(2)
Net income attributable to non-controlling interests	4	4	—
Equity in net (income) loss of non-consolidated affiliates	(2)	—	(2)
Other	1	—	1
Adjusted EBITDA	$134	$136	$(2)

Adjusted EBITDA was $134 million for the three months ended June 30, 2025, representing a decrease of $2 million when compared to $136 million for the same period of 2024. The negative impact to EBITDA from lower sales volumes was offset by the favorable impact of one-time items in the quarter. Net engineering costs, excluding currency, decreased Adjusted EBITDA by $3 million.

Results of Operations - Six Months Ended June 30, 2025 and 2024
The Company's consolidated results of operations for the six months ended June 30, 2025 and 2024 were as follows:

	Six Months Ended June 30,
(In millions)	2025	2024	Change
Net sales	$1,903	$1,947	$(44)
Cost of sales	(1,624)	(1,681)	57
Gross margin	279	266	13
Selling, general and administrative expenses	(95)	(101)	6
Restructuring, net	(1)	(3)	2
Interest income, net	3	—	3
Equity in net income (loss) of non-consolidated affiliates	4	(4)	8
Other income (expense), net	2	5	(3)
Provision for income taxes	(56)	(44)	(12)
Net income (loss)	136	119	17
Less: Net (income) loss attributable to non-controlling interests	(6)	(6)	—
Net income (loss) attributable to Visteon Corporation	$130	$113	$17
Adjusted EBITDA*	$263	$238	$25
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Six Months Ended June 30, 2024	$1,947	$(1,681)	$266
Volume, mix, and net new business	2	(1)	1
Currency	(16)	10	(6)
Customer pricing	(70)	—	(70)
Engineering costs, net *	—	2	2
Cost performance, design changes and other	40	46	86
Six Months Ended June 30, 2025	$1,903	$(1,624)	$279
*Excludes the impact of currency.
Net sales for the six months ended June 30, 2025 totaled $1,903 million, representing a decrease of $44 million compared with the same period of 2024. Customer pricing decreased net sales by $70 million as a result of annual price reductions and lower customer recoveries due to improving supply chain dynamics. Unfavorable currency decreased net sales by $16 million, primarily attributable to the Brazilian real and Indian rupee, offset by the Thai baht. Other cost performance, design changes and other increased net sales by $40 million primarily due to design changes, one-time commercial items, and sales from the recently acquired engineering services companies.

Cost of sales decreased by $57 million for the six months ended June 30, 2025 compared with the same period in 2024. Net engineering costs, excluding currency, increased cost of sales by $2 million. Foreign currency decreased cost of sales by $10 million, primarily attributable to the Brazilian real and the euro. Cost performance, design changes and other decreased cost of sales by $46 million primarily due to manufacturing and operational efficiencies.

A summary of net engineering costs is shown below:

	Six Months Ended June 30,
(In millions)	2025	2024
Gross engineering costs	(168)	(164)
Engineering recoveries	64	54
Engineering costs, net	(104)	(110)

Gross engineering costs relate to forward model program development and advanced engineering activities and exclude contractually reimbursable engineering costs. Net engineering costs of $104 million for the six months ended June 30, 2025, including the impacts of currency, were $6 million lower than the same period of 2024. This decrease is primarily related to the favorable timing of recoveries and lower personnel costs, partially offset by engineering expenses related to recent acquisitions.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $95 million and $101 million, during the six months ended June 30, 2025 and 2024, respectively. Expenses decreased during the six months ended June 30, 2025 as compared to same period prior year due to lower bad debt expense and employee expenses.

Restructuring, net
During the six months ended June 30, 2025 and 2024 the Company recorded $1 million and $3 million of net restructuring expense, respectively. These expenses are primarily related to employee severance.

Interest, Net

Interest, net, for the six months ended June 30, 2025 increased by $3 million as compared to the same period of 2024 due to higher interest rates on increased cash balances.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was income of $4 million and a loss of $4 million for the six months ended June 30, 2025 and 2024, respectively. The increased income is due to increased net operating profits at affiliates.

Other Income (Expense), Net

Other income, net was $2 million and $5 million for the six month period ending June 30, 2025 and 2024, respectively. The decrease was primarily due to lower net pension financing benefits and an increase in business acquisition costs.

Income Taxes

The Company's provision for income taxes of $56 million for the six months ended June 30, 2025 represents an increase of $12 million compared with $44 million in the same period of 2024. The increase in tax expense is primarily attributable to higher pretax income, as well as changes in the geographic mix of earnings and differing tax rates between jurisdictions. Additionally, the increase reflects higher withholding taxes, largely attributable to unfavorable foreign exchange movements.

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

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the six months ended June 30, 2025 and 2024, is as follows:

	Six Months Ended June 30,
(In millions)	2025	2024	Change
Net income (loss) attributable to Visteon Corporation	$130	$113	$17
Depreciation and amortization	52	46	6
Non-cash, stock-based compensation expense	23	21	2
Provision for income taxes	56	44	12
Interest, net	(3)	—	(3)
Net income (loss) attributable to non-controlling interests	6	6	—
Restructuring, net	1	3	(2)
Equity in net income of non-consolidated affiliates	(4)	4	(8)
Other	2	1	1
Adjusted EBITDA	$263	$238	$25

Adjusted EBITDA was $263 million for the six months ended June 30, 2025, representing an increase of $25 million when compared to $238 million for the same period of 2024. Favorable impact of one-time items, cost performance and commercial discipline increased Adjusted EBITDA by $28 million. Foreign currency decreased Adjusted EBITDA by $5 million, primarily attributable to the Brazilian real and Indian rupee. Net engineering costs, excluding currency, increased Adjusted EBITDA by $2 million.

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

Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of June 30, 2025, the Company’s corporate credit rating is BB by Standard & Poor’s. See Note 9, "Debt" for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which may be utilized by the Company's local subsidiaries and consolidated joint ventures, had availability of $145 million and the Company had $400 million of available credit under the revolving credit facility, as of June 30, 2025.
Cash Balances
As of June 30, 2025, the Company had total cash and cash equivalents of $671 million, including $3 million of restricted cash and $82 million of cash attributable to the Company's joint venture partners should the Company elect to issue cash dividends.

Cash balances totaling $518 million were located in jurisdictions outside of the United States, of which approximately $115 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017. However, the Company would be required to accrue additional tax expense primarily related to foreign withholding taxes.

Other Items Affecting Liquidity
On July 22, 2025, the Company’s Board of Directors initiated a quarterly dividend subject to quarterly Board approval of $0.275 per share on its common stock. The dividend is payable on September 5, 2025, to shareholders of record as of the close of business on August 18, 2025. This action reflects the Company’s ongoing commitment to returning value to shareholders and is part of management’s broader capital allocation strategy.

The declaration and payment of future dividends are subject to the sole discretion of the Board of Directors and will depend on a number of factors, including general and economic conditions, the Company’s financial condition and operating results, the Company’s available cash and current and anticipated cash needs, capital requirements, banking regulations, contractual, legal, tax and regulatory restrictions, and such other factors as the Board of Directors may deem relevant.

During the six months ended June 30, 2025, cash contributions to the Company's defined benefit plans were $13 million related to its plans. The Company estimates that total cash contributions related to its defined benefit pension plans to be paid during the remainder of 2025 will be $7 million.

During the six months ended June 30, 2025, the Company paid $6 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is included in Note 4, "Restructuring." The Company estimates that total cash restructuring payments through 2025 will approximate $20 million.

The Company has committed to make a $20 million investment in multiple entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. As of June 30, 2025, the Company has contributed a total of approximately $14 million toward the aggregate investment commitments. These limited partnerships are classified as equity method investments.

The Company may be required to make significant cash outlays related to its unrecognized tax benefits, including interest and penalties. As of June 30, 2025, the Company had unrecognized tax benefits, including interest and penalties, that would be expected to result in a cash outlay of $18 million. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the period of cash settlement, if any, with the respective taxing authorities.

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. As of June 30, 2025, the Company has purchased 1,505,379 shares at an average price of $116.86.

Cash Flows
Operating Activities
The Company generated $165 million and $126 million of cash inflows from operating activities during each of the six months ended June 30, 2025 and 2024, respectively. The increase is primarily attributable to higher Adjusted EBITDA and higher cash generated from working capital, partially offset by increased annual employee incentive payments and cash taxes.

Investing Activities
Net cash used by investing activities during the six months ended June 30, 2025 totaled $115 million, representing $43 million of increased usage as compared to the same period in 2024. This increase in cash used by investing activities is primarily due to the acquisition, net of cash acquired, of a user experience electronics engineering consulting and consumer research company of $50 million.

Financing Activities
Cash used by financing activities during the six months ended June 30, 2025 was $38 million, representing a $2 million increase as compared to the same period in 2024. This increase is primarily attributable to increased dividends to non-controlling interests of $18 million offset by lower share repurchases as compared to 2024 of $13 million.

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
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be $22 million and $20 million for currency derivative financial instruments as of June 30, 2025 and December 31, 2024, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
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

As of June 30, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2025.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the second quarter of 2025.

Item 5. Other Information

The Company's directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of the Company's shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2025, no such plans or other arrangements were adopted, modified, or terminated.

Item 6.Exhibits

The exhibits listed on the "Exhibit Index" on Page 41 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated July 24, 2025.
31.2	Rule 13a-14(a) Certification of Senior Vice President, Chief Financial Officer dated July 24, 2025.
32.1	Section 1350 Certification of Chief Executive Officer dated July 24, 2025.
32.2	Section 1350 Certification of Senior Vice President, Chief Financial Officer dated July 24, 2025.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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
Date: July 24, 2025