Form 10-Q
period 2025-09-30
VISTEON CORP
filed 2025-10-23
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ✓
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ✓ No ☐
As of October 16, 2025, the registrant had outstanding 27,285,922 shares of common stock.
Exhibit index located on page number 43.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.Condensed Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Net sales	$917	$980	$2,820	$2,927
Cost of sales	(786)	(849)	(2,410)	(2,530)
Gross margin	131	131	410	397
Selling, general and administrative expenses	(53)	(51)	(148)	(152)
Restructuring, net	(3)	(28)	(4)	(31)
Interest expense	(3)	(4)	(10)	(12)
Interest income	6	4	16	12
Equity in net income (loss) of non-consolidated affiliates	1	(3)	5	(7)
Other income (expense), net	2	2	4	7
Income (loss) before income taxes	81	51	273	214
Provision for income taxes	(22)	(11)	(78)	(55)
Net income (loss)	59	40	195	159
Less: Net (income) loss attributable to non-controlling interests	(2)	(1)	(8)	(7)
Net income (loss) attributable to Visteon Corporation	$57	$39	$187	$152

Comprehensive income (loss)	$60	$69	$253	$153
Less: Comprehensive (income) loss attributable to non-controlling interests	(3)	(7)	(15)	(10)
Comprehensive income (loss) attributable to Visteon Corporation	$57	$62	$238	$143

Basic earnings (loss) per share attributable to Visteon Corporation	$2.09	$1.41	$6.88	$5.51

Diluted earnings (loss) per share attributable to Visteon Corporation	$2.04	$1.40	$6.78	$5.45

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	(Unaudited)
	September 30,	December 31,
	2025	2024
ASSETS
Cash and equivalents	$762	$623
Restricted cash	3	3
Accounts receivable, net	574	578
Inventories, net	313	283
Other current assets	126	109
Total current assets	1,778	1,596
Property and equipment, net	489	452
Intangible assets, net	224	152
Right-of-use assets	131	100
Investments in non-consolidated affiliates	27	27
Deferred tax assets	441	441
Other non-current assets	164	94
Total assets	$3,254	$2,862
LIABILITIES AND EQUITY
Short-term debt	$18	$18
Accounts payable	533	505
Accrued employee liabilities	111	107
Current lease liability	21	29
Other current liabilities	258	257
Total current liabilities	941	916
Long-term debt, net	288	301
Employee benefits	105	127
Non-current lease liability	115	78
Deferred tax liabilities	62	43
Other non-current liabilities	181	87
Stockholders’ equity:
Preferred stock (par value 0.01, 50 million shares authorized, none outstanding as of September 30, 2025 and December 31, 2024)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 27.3 million shares outstanding as of September 30, 2025 and 27.2 million shares outstanding as of December 31, 2024, respectively)	1	1
Additional paid-in capital	1,389	1,376
Retained earnings	2,727	2,548
Accumulated other comprehensive loss	(255)	(306)
Treasury stock	(2,379)	(2,390)
Total Visteon Corporation stockholders’ equity	1,483	1,229
Non-controlling interests	79	81
Total equity	1,562	1,310
Total liabilities and equity	$3,254	$2,862

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Operating Activities
Net income (loss)	$195	$159
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	80	71
Non-cash stock-based compensation	34	31
Equity in net loss (income) of non-consolidated affiliates, net of dividends remitted	(5)	7
Tax valuation allowance expense (benefit)	1	(7)
Other non-cash items	(3)	10
Changes in assets and liabilities:
Accounts receivable	43	(55)
Inventories	(13)	(23)
Accounts payable	6	3
Other assets and other liabilities	(46)	28
Net cash provided from operating activities	292	224
Investing Activities
Capital expenditures, including intangibles	(88)	(96)
Acquisition of business, net of cash acquired	(50)	(48)
Other	2	(4)
Net cash used by investing activities	(136)	(148)
Financing Activities
Principal repayment of term debt facility	(13)	(13)
Dividends to non-controlling interests	(20)	—
Cash paid for dividends	(8)	—
Repurchase of common stock	(7)	(20)
Stock-based compensation tax withholding payments	(7)	(7)
Proceeds from the exercise of stock options	3	—
Net cash used by financing activities	(52)	(40)
Effect of exchange rate changes on cash	35	(1)
Net increase (decrease) in cash, equivalents, and restricted cash	139	35
Cash, equivalents, and restricted cash at beginning of the period	626	518
Cash, equivalents, and restricted cash at end of the period	$765	$553

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2024	$1	$1,376	$2,548	$(306)	$(2,390)	$1,229	$81	$1,310
Net income (loss)	—	—	65	—	—	65	2	67
Other comprehensive income (loss)	—	—	—	19	—	19	1	20
Stock-based compensation, net	—	(8)	—	—	15	7	—	7
Share repurchase	—	—	—	—	(7)	(7)	—	(7)
March 31, 2025	$1	$1,368	$2,613	$(287)	$(2,382)	$1,313	$84	$1,397
Net income (loss)	—	—	65	—	—	65	4	69
Other comprehensive income (loss)	—	—	—	32	—	32	5	37
Stock-based compensation, net	—	10	—	—	2	12	—	12
Dividends to non-controlling interest	—	—	—	—	—	—	(17)	(17)
June 30, 2025	$1	$1,378	$2,678	$(255)	$(2,380)	$1,422	$76	$1,498
Net income (loss)	—	—	57	—	—	57	2	59
Other comprehensive income (loss)	—	—	—	—	—	—	1	1
Stock-based compensation, net	—	11	—	—	1	12	—	12
Dividends declared	—	—	(8)	—	—	(8)	—	(8)
September 30, 2025	$1	$1,389	$2,727	$(255)	$(2,379)	$1,483	$79	$1,562

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2023	$1	$1,356	$2,274	$(254)	$(2,339)	$1,038	$85	$1,123
Net income (loss)	—	—	42	—	—	42	2	44
Other comprehensive income (loss)	—	—	—	(14)	—	(14)	(1)	(15)
Stock-based compensation, net	—	(6)	—	—	9	3	—	3
Share repurchase	—	—	—	—	(20)	(20)	—	(20)
Acquisition of non-controlling interest	—	—	—	—	—	—	(1)	(1)
March 31, 2024	$1	$1,350	$2,316	$(268)	$(2,350)	$1,049	$85	$1,134
Net income (loss)	—	—	71	—	—	71	4	75
Other comprehensive income (loss)	—	—	—	(18)	—	(18)	(2)	(20)
Stock-based compensation, net	—	10	—	—	1	11	—	11
Dividends to non-controlling interest	—	—	—	—	—	—	(2)	(2)
June 30, 2024	$1	$1,360	$2,387	$(286)	$(2,349)	$1,113	$85	$1,198
Net income (loss)	—	—	39	—	—	39	1	40
Other comprehensive income (loss)	—	—	—	23	—	23	6	29
Stock-based compensation, net	—	9	—	—	1	10	—	10
Dividends to non-controlling interest	—	—	—	—	—	—	(4)	(4)
September 30, 2024	$1	$1,369	$2,426	$(263)	$(2,348)	$1,185	$88	$1,273

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

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after September 30, 2025 will be reflected in management's estimates in future periods.

Accounts Receivable: Accounts receivable are stated at the invoiced amount, less an allowance for doubtful accounts for estimated amounts not expected to be collected, and do not bear interest.

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection on such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. The Company may hold such bank notes until maturity, exchange them with suppliers to settle liabilities, or sell them to third-party financial institutions in exchange for cash. The Company has entered into arrangements with financial institutions to sell certain bank notes, generally maturing within nine months. Bank notes are sold with recourse but qualify as a sale as all rights to the notes have passed to the financial institution. The Company redeemed $83 million of China bank notes during the nine months ended September 30, 2025. Remaining amounts outstanding at third-party institutions related to sold bank notes will mature by March 31, 2026.

Allowance for Doubtful Accounts: The Company establishes an allowance for doubtful accounts for accounts receivable based on the current expected credit loss impairment model (“CECL”). The Company applies a historical loss rate based on historic write-offs by region to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. The allowance for doubtful accounts was $11 million and $10 million as of September 30, 2025 and December 31, 2024, respectively.

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

In July 2025, the FASB issued ASU No. 2025-05 (“ASU 2025-05”), Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which allows entities to use a simplified approach when estimating credit losses for current accounts receivable and contract assets arising from revenue transactions. The standard update permits consideration of collections after the balance sheet date when estimating expected credit losses, and allows consideration of subsequent collections when estimating credit losses, reducing documentation burden. The adoption of ASU 2025-05 is effective for annual and interim periods within annual reporting periods beginning after December 15, 2025. The Company is currently evaluating the potential effect of this accounting standard update on its consolidated financial statements and related disclosures.

In September 2025, the FASB issued ASU No. 2025-06 (“ASU 2025-06”), Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes outdated guidance on internal-use software costs to reflect current development practices and improve operability. The standard eliminates the project stages model and replaces with a principles based recognition threshold. The standard also creates a new capitalization criteria that clarifies capitalization when funding is authorized by management and is probable to be completed and used. The adoption of ASU 2025-06 is effective for annual and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the potential effect of this accounting standard update on its consolidated financial statements and related disclosures.

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

The UX Acquisition was accounted for as a business combination. Assets acquired and liabilities assumed were initially recorded at estimated fair values, based on management's assessment at the acquisition date. These estimates relied on available information, reasonable and supportable assumptions, and, when necessary, assistance from a third-party engaged by the Company. The measurement period is not to exceed one year from the acquisition date. During this time, the Company may adjust estimated or provisional amounts of assets and liabilities if new information is obtained related to facts and circumstances that existed as of the acquisition date. Measurement period adjustments are recorded in the period they are identified. Adjustments that do not qualify as measurement period adjustments are included in earnings in the period identified.

The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

(In millions)
Cash	$55
Fair value of contingent consideration	5
Total fair value of consideration	$60

Assets acquired:
Cash	$5
Accounts receivable	8
Intangible assets	37
Property, plant & equipment	1
Right-of-use assets	1
Total Assets acquired	$52

Liabilities assumed:
Deferred tax liability	$11
Non-current lease liability	1
Other liabilities	9
Total Liabilities assumed	$21

Goodwill	$29

The purchase price was allocated on a preliminary basis as of May 21, 2025. Certain adjustments were made as of September 30, 2025 based on updated information provided by management. These adjustments resulted in an increase in tradename of $2 million, an increase in customer-related assets of $1 million, an increase in deferred tax liability of $1 million, and a decrease in goodwill of $2 million. The purchase price allocation is subject to change during the measurement period and may be subsequently adjusted to reflect final valuation results. As of September 30, 2025 the final purchase price allocation has not been completed as the Company is still evaluating inputs used in the model which may result in further adjustments to intangible values.

Fair values for intangible assets were based on the income approach including excess earnings and relief from royalty methods. As of September 30, 2025, the Company recorded intangible assets including a tradename of $5 million and customer-related assets totaling $32 million. These definite-lived intangible assets are being amortized using the straight-line method over their estimated useful lives of 20 years for tradename and 16 years for customer-related assets. The fair value of contingent consideration was measured using a Monte Carlo simulation which is a financial model that utilizes the probabilities of various outcomes.

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

Certain measurement period adjustments have been made during the first three months of 2025. Such adjustments resulted in lower cash paid of $1 million and an increase in intangible assets of $1 million, resulting in a decrease to Goodwill of $2 million when compared from March 31, 2025 to December 31, 2024. As of March 31, 2025 the Company considered the purchase price allocation complete.

The Company acquired an additional business in the fourth quarter of 2024 for cash consideration of $3 million which was allocated to Goodwill as of December 31, 2024. As of March 31, 2025, certain measurement period adjustments were made which resulted in an increase in fair value of intangible assets of $1 million. This measurement period adjustment resulted in a decrease in Goodwill of $1 million when compared to the balance as of December 31, 2024. As of March 31, 2025 the Company considered the purchase price allocation complete.

The pro forma effects of the UX Acquisition and German Acquisition do not materially impact the Company's reported results for any period presented, and as a result, no unaudited pro forma disclosures are included herein.

NOTE 3. Non-Consolidated Affiliates

Investments in Affiliates

The Company's investments in non-consolidated equity method affiliates include the following:

	September 30,	December 31,
(In millions)	2025	2024
Yanfeng Visteon Investment Co., Ltd. ("YFVIC") (50%)	$—	$—
Limited partnerships	15	15
Other	12	12
Total investments in non-consolidated affiliates	$27	$27

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
The Company's investments in YFVIC consists of the following:

	September 30,	December 31,
(In millions)	2025	2024
Payables due to YFVIC	$12	$22
Exposure to loss in YFVIC:
Investment in YFVIC	$—	$—
Receivables due from YFVIC, net	10	13
Maximum exposure to loss in YFVIC	$10	$13
As of September 30, 2025, the Company's share of YFVIC reported losses were greater than the carrying value of this investment. Based on the equity method of accounting, losses exceeding the investment balance were not recorded and are monitored as suspended losses. As of September 30, 2025, the total suspended loss attributable to YFVIC was $1 million, for which the Company has no contractual obligation to fund.

Non-Consolidated Affiliate Transactions
The Company has committed to make a $20 million investment in multiple entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. As of September 30, 2025, the Company has contributed a total of approximately $14 million toward the aggregate investment commitments. These limited partnerships are classified as equity method investments.

A $7 million dividend was declared by a non-consolidated affiliate during the nine months ended September 30, 2025, recorded as a current asset. As a result of the declaration of a dividend from a nonconsolidated affiliate, the Company recorded a receivable and related reduction in the investment in this non-consolidated equity method affiliate during the nine months ended September 30, 2025.

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

During the nine months ended September 30, 2025 and 2024 the Company recorded $4 million and $31 million of net restructuring expense, respectively. These expenses are primarily related to employee severance.

Current restructuring actions include the following:

•During the nine months ended September 30, 2025, the Company approved and recorded $4 million of net restructuring expense related to various global programs to improve efficiencies and rationalize the Company's footprint. As of September 30, 2025 the Company has $2 million accrued related to these actions and payments related to these programs are expected to be complete by the end of 2026.

•During September of 2024, the Company approved a global restructuring program impacting manufacturing and engineering facilities, as well as administrative functions to improve efficiency and further rationalize the Company’s footprint. As of September 30, 2025, $17 million remains accrued for the program and payments related to this program are expected to be complete by the end of 2026.

•During prior years, the Company approved various restructuring programs to improve efficiencies across the organization. As of September 30, 2025, $1 million remains accrued related to these previously announced actions.

•As of September 30, 2025, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its global Interiors business (the "Interiors Divestiture") and legacy operations of $3 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves

The Company’s restructuring reserves and related activity are summarized below. The Company anticipates that the activities associated with the current restructuring reserve balance will be substantially complete by the end of 2026. The Company’s condensed consolidated restructuring reserves are shown as Other liabilities as detailed in Note 8, "Other Liabilities".

(In millions)
December 31, 2024	$28
Foreign currency	1
Payments	(3)
March 31, 2025	$26
Expense	1
Foreign currency	1
Payments	(3)
June 30, 2025	$25
Expense	3
Payments	(5)
September 30, 2025	$23

NOTE 5. Inventories

Inventories, net consist of the following components:

	September 30,	December 31,
(In millions)	2025	2024
Raw materials	$211	$199
Work-in-process	33	31
Finished products	69	53
	$313	$283

NOTE 6. Goodwill and Other Intangible Assets

Intangible assets, net are comprised of the following:

		September 30, 2025			December 31, 2024
(In millions)	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Developed technology	3	$33	$(33)	$—	$33	$(33)	$—
Customer related	15	81	(11)	70	43	(9)	34
Capitalized software development	3	62	(38)	24	55	(31)	24
Tradename	9	8	—	8	2	—	2
Other	10	26	(16)	10	26	(15)	11
Subtotal		210	(98)	112	159	(88)	71
Indefinite-Lived:
Goodwill		112	—	112	81	—	81
Total		$322	$(98)	$224	$240	$(88)	$152

Capitalized software development consists of software development costs intended for integration into customer products.

Goodwill activity as of September 30, 2025 consisted of the following:

(In millions)
December 31, 2024	$81
Foreign currency	2
Acquisition fair value adjustment	(3)
March 31, 2025	$80
Foreign currency	3
Acquisition of business	31
June 30, 2025	$114
Acquisition fair value adjustment	(2)
September 30, 2025	$112

NOTE 7. Other Assets

Other current assets are comprised of the following components:

	September 30,	December 31,
(In millions)	2025	2024
Recoverable taxes	$59	$47
Prepaid assets and deposits	21	23
Contractually reimbursable engineering costs	20	20
Joint venture receivables	16	13
Contractual payments	3	1
Other	7	5
	$126	$109

Other non-current assets are comprised of the following components:

	September 30,	December 31,
(In millions)	2025	2024
Contractual payments	$99	$25
Contractually reimbursable engineering costs	23	21
Recoverable taxes	6	6
Derivative financial instruments	4	8
Other	32	34
	$164	$94
Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of $7 million during the remainder of 2025, $18 million in 2026, $15 million in 2027, $2 million in 2028, and $1 million in 2029 and beyond.

NOTE 8. Other Liabilities

Other current liabilities are summarized as follows:

	September 30,	December 31,
(In millions)	2025	2024
Product warranty and recall accruals	$57	$49
Deferred income	54	48
Non-income taxes payable	31	33
Income taxes payable	22	25
Restructuring reserves	17	19
Royalty reserves	18	19
Joint venture payable	12	22
Dividends payable	6	10
Other	41	32
	$258	$257

Other non-current liabilities are summarized as follows:

	September 30,	December 31,
(In millions)	2025	2024
Contractual liabilities	$80	$10
Product warranty and recall accruals	35	31
Derivative financial instruments	22	1
Income tax reserves	18	15
Deferred income	9	12
Restructuring reserves	6	9
Other	11	9
	$181	$87

NOTE 9. Debt
The Company’s debt consists of the following:

	September 30,	December 31,
(In millions)	2025	2024
Short-Term Debt:
Current portion of long-term debt	$18	$18

Long-Term Debt:
Term debt facility, net	$288	$301
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

As of September 30, 2025, the Company has no other short-term borrowing, including at the Company's subsidiaries. The Company's subsidiaries have access to $147 million of capacity under short-term credit facilities.
Long-Term Debt

The Company has no outstanding borrowings on the Revolving Credit Facility as of September 30, 2025 and December 31, 2024.

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

Other

The Company has a $6 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $1 million and $2 million of outstanding letters of credit issued under this facility secured by restricted cash, as of September 30, 2025 and December 31, 2024, respectively. Additionally, the Company had $5 million and $4 million of locally issued bank guarantees and letters of credit as of September 30, 2025 and December 31, 2024, respectively, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 10. Employee Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended September 30, 2025 and 2024 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2025	2024	2025	2024
Costs Recognized in Income:
Pension service (cost):
Service cost	$—	$—	$(1)	$—
Pension financing benefits (cost):
Interest cost	$(7)	$(7)	$(2)	$(3)
Expected return on plan assets	9	10	2	2
Total pension financing benefits:	2	3	—	(1)

Net pension benefit (cost)	$2	$3	$(1)	$(1)
The Company's net periodic benefit costs for all defined benefit plans for the nine month periods ended September 30, 2025 and 2024 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2025	2024	2025	2024
Costs Recognized in Income:
Pension service (cost):
Service cost	$—	$—	$(1)	$(1)
Pension financing benefits (costs):
Interest cost	$(21)	$(22)	$(7)	$(8)
Expected return on plan assets	27	31	7	7
Total pension financing benefits:	6	9	—	(1)

Net pension benefit (cost)	$6	$9	$(1)	$(2)
Pension financing benefits are classified as Other income (expense), net on the Company's condensed consolidated statements of comprehensive income.
During the nine months ended September 30, 2025, cash contributions to the Company's defined benefit plans were $17 million related to its US plan and $5 million related to its non-U.S. plans. The Company estimates that total cash contributions related to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2025 will be less than $1 million and $2 million, respectively.

NOTE 11. Income Taxes
During the nine month period ended September 30, 2025, the Company recorded a provision for income taxes of $78 million. This reflects (i) income tax expense in countries where the Company is profitable, (ii) where it has accrued withholding taxes, and (iii) where it is unable to record a tax benefit for pretax losses and/or recognize expense for pretax income due to valuation allowances. Pretax losses in jurisdictions where valuation allowances are maintained and, consequently, no income tax benefits are recognized, totaled $18 million and $24 million for the nine month period ended September 30, 2025 and 2024, respectively, resulting in an increase in the Company's effective tax rate in those years.

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

The Company’s quarterly and annual effective tax rates may fluctuate due to the requirement to maintain valuation allowances against deferred tax assets in the U.S. and other relevant jurisdictions. The Company assesses its deferred income tax assets on a quarterly basis to determine whether a valuation allowance is necessary or should be adjusted. This assessment incorporates various factors, including the nature, frequency, and magnitude of recent losses or sustained profitability, the length of applicable statutory carryforward periods, changes in tax legislation, and the feasibility of implementing tax planning strategies.

With respect to the partial valuation allowance recorded against U.S. net deferred tax assets, the Company models tax scenarios to determine the estimated incremental cash tax benefit associated with existing deductible temporary differences and tax carryforward attributes, as well as the impact of foregone benefits related to unrecorded deferred tax assets and deductions.

During the third quarter of 2025, the Company updated its models to reflect recent financial and legislative developments, including the estimated impact of the One Big Beautiful Bill Act (the “Act”) and refinements to US state-level valuation allowance estimates. As a result, the Company recorded an incremental discrete income tax expense of $1 million.

The Company will continue to monitor its financial performance and intends to update its forward-looking profitability projections in conjunction with the anticipated completion of its business plan in the fourth quarter of 2025. Any resulting changes to the estimated valuation allowance could have a material impact on the Company’s results of operations for the fourth quarter of 2025.

NOTE 12. Stockholders’ Equity and Non-controlling Interests
Non-Controlling Interests
The Company's non-controlling interests are as follows:

	September 30,	December 31,
(In millions)	2025	2024
Shanghai Visteon Automotive Electronics, Co., Ltd.	$53	$55
Yanfeng Visteon Automotive Electronics Co., Ltd.	13	13
Changchun Visteon FAWAY Automotive Electronics, Co., Ltd.	12	12
Other	1	1
	$79	$81

Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Changes in AOCI:
Beginning balance	$(255)	$(286)	$(306)	$(254)
Other comprehensive income (loss) before reclassification, net of tax	(2)	20	46	(18)
Amounts reclassified from AOCI	2	3	5	9
Ending balance	$(255)	$(263)	(255)	(263)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(194)	$(238)	$(266)	$(192)
Other comprehensive income (loss) before reclassification, net of tax	(2)	38	70	(8)
Ending balance	(196)	(200)	(196)	(200)
Net investment hedge
Beginning balance	2	15	18	5
Other comprehensive income (loss) before reclassification, net of tax	3	(8)	(13)	2
Ending balance	5	7	5	7
Benefit plans
Beginning balance	(68)	(76)	(66)	(76)
Amounts reclassified from AOCI	—	—	(2)	—
Ending balance	(68)	(76)	(68)	(76)
Unrealized hedging gain (loss)
Beginning balance	5	13	8	9
Other comprehensive income (loss) before reclassification, net of tax	(3)	(10)	(11)	(12)
Amounts reclassified from AOCI	2	3	7	9
Ending balance	4	6	4	6
Total AOCI	$(255)	$(263)	$(255)	$(263)

Share Repurchase Program

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. Under this program, the Company will repurchase shares at the prevailing market prices pursuant to specified share price and daily volume limits. During the nine months ended September 30, 2025, the Company purchased 74,334 shares at an average price of $88.04 related to this program. As of September 30, 2025, the Company has repurchased 1,505,379 shares at an average price of $116.86 related to this program.

There were no excise taxes incurred during the three and nine months ended September 30, 2025. During the nine months ended September 30, 2025 the Company paid less than $1 million in excise tax for stock repurchases related to 2024.

Dividends

On July 22, 2025, the Company’s Board of Directors approved and declared a cash dividend of $0.275 per share on its common stock, for a total quarterly dividend of $8 million. The dividend was paid on September 5, 2025, to shareholders of record as of the close of business on August 18, 2025.

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

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2025	2024	2025	2024
Numerator:
Net income (loss) attributable to Visteon	$57	$39	$187	$152
Denominator:
Average common stock outstanding - basic	27.3	27.6	27.2	27.6
Dilutive effect of performance based share units and other	0.6	0.3	0.4	0.3
Diluted shares	27.9	27.9	27.6	27.9
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon	$2.09	$1.41	$6.88	$5.51

Diluted earnings (loss) per share attributable to Visteon:	$2.04	$1.40	$6.78	$5.45
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
As of September 30, 2025 and December 31, 2024 the Company had cross-currency swaps with aggregate notional amounts of $200 million intended to mitigate the variability of U.S. dollar value investment in certain of its non-U.S. entities. These swaps are designated as net investment hedges. There was no ineffectiveness associated with such derivatives as of September 30, 2025 and December 31, 2024. The fair value of these derivatives is a non-current liability of $20 million and $1 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, a gain of approximately $3 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

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

As of September 30, 2025 and December 31, 2024 the Company had interest rate swaps with aggregate notional amounts of $250 million. The fair value of these derivatives is a non-current asset of $3 million and $8 million as of September 30, 2025 and December 31, 2024, respectively. As of September 30, 2025, a loss of approximately $4 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)
(In millions)	2025	2024	2025	2024
Three Months Ended September 30,
Interest rate risk - Interest expense, net:
Interest rate swaps	$(3)	$(10)	$(2)	$(3)
Net investment hedges	3	(8)	—	—
	$—	$(18)	$(2)	$(3)
Nine Months Ended September 30,
Interest rate risk - Interest expense, net:
Interest rate swaps	$(11)	$(12)	$(7)	$(9)
Net investment hedges	(13)	2	—	—
	$(24)	$(10)	$(7)	$(9)
Items Not Carried at Fair Value
The Company's fair value of debt was $309 million and $319 million as of September 30, 2025 and December 31, 2024, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2 in the fair value hierarchy.
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
The Company's credit risk with any single customer exceeding ten percent of total accounts receivable are as follows:

	September 30,	December 31,
	2025	2024
Ford Motor Company	15%	12%
General Motors Corporation	15%	13%
Volkswagen AG	11%	10%

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
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. The Company maintained accruals of $7 million for claims aggregating $46 million in Brazil as of September 30, 2025. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
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
The following table provides a rollforward of changes in the product warranty and recall claims liability:

	Nine Months Ended September 30,
(In millions)	2025	2024
Beginning balance	$80	$71
Provisions	28	21
Changes in estimates	(3)	3
Currency/other	4	—
Settlements	(17)	(12)
Ending balance	$92	$83

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraphs where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of September 30, 2025 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

A summary of segment revenue, segment net income (loss) attributable to Visteon Corporation, and significant segment expense for the periods ended September 30, 2025 and 2024 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Net sales	917	980	2,820	2,927
Significant expenses:
Other cost of sales	698	775	2,161	2,295
Other selling, general and administrative	44	43	121	128
Gross engineering costs	90	80	258	244
Engineering recoveries	(32)	(33)	(96)	(87)
Depreciation and amortization	28	25	80	71
Non-cash stock-based compensation	11	10	34	31
Restructuring, net	3	28	4	31
Interest expense	3	4	10	12
Interest income	(6)	(4)	(16)	(12)
Equity in net loss (income) of non-consolidated affiliates	(1)	3	(5)	7
Other (income) loss, net	(2)	(2)	(4)	(7)
Provision for (benefit from) income taxes	22	11	78	55
Net income (loss)	59	40	195	159
Less: Net (income) loss attributable to non-controlling interests	(2)	(1)	(8)	(7)
Net income (loss) attributable to Visteon Corporation	$57	$39	$187	$152

Other cost of sales excludes depreciation and amortization, non-cash stock-based compensation, and engineering recoveries which are presented individually above.

Other selling, general and administrative excludes depreciation and amortization and non-cash stock-based compensation which are presented individually above.

Financial Information by Geographic Region

Disaggregated net sales by geographical market and product lines is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Geographical Markets
Europe	$288	$288	$955	$929
Americas	348	367	993	1,027
China Domestic	82	106	245	339
China Export	58	66	174	205
Other Asia-Pacific	180	192	562	533
Eliminations	(39)	(39)	(109)	(106)
	$917	$980	$2,820	$2,927

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2025	2024	2025	2024
Product Lines
Instrument clusters	$421	$442	$1,307	$1,330
Infotainment	131	128	396	365
Information displays	117	107	365	292
Cockpit domain controller	96	129	324	415
Body and electrification electronics	111	140	311	401
Other	41	34	117	124
	$917	$980	$2,820	$2,927

NOTE 17. Subsequent Events

On October 9, 2025, a supplier notified the Company that the Chinese government issued an export control notice restricting the export of certain components and sub-assemblies from its China facilities, effective October 4, 2025. The Company is actively working to mitigate direct risks to Visteon by qualifying and procuring compatible parts through brokers and distributors. As the timeline for resolution, the impact on the Company's supply chain, and broader industry implications remain uncertain, the impact to the Company on operations and cash flow, if any, is unknown.

On October 16, 2025 the Company’s Board of Directors approved and declared a cash dividend of $0.275 per share on its common stock. The dividend is payable on December 5, 2025, to shareholders of record as of the close of business on November 18, 2025.

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

The Company has laid out the following strategic priorities:

•Technology Innovation - The Company is an established global leader in cockpit electronics and is positioned to provide solutions as the industry transitions to the next generation automotive cockpit experience. The cockpit is becoming fully digital, connected, automated, and voice enabled. Visteon's broad portfolio of digital cockpit and electrification electronics positions Visteon to support these macro trends in the automotive industry.

•Long-Term Growth - The Company has continued to win business at a rate that exceeds current sales levels by demonstrating product quality, technical and development capability, new product innovation, reliability, timeliness, product design, manufacturing capability, and flexibility, as well as overall customer service.

•Balanced Capital Allocation with a Strong Balance Sheet - The Company continues to maintain a strong balance sheet to withstand near-term industry volatility and support a balanced capital allocation framework. The Company is primarily focused on allocating capital to high-returning organic initiatives that increase internal capabilities, pursuing attractive inorganic opportunities, and returning capital to shareholders. In March 2023, the Company announced a $300 million share repurchase program maturing at the end of 2026. The Company has repurchased $176 million of Company common stock under this program. On July 22, 2025, the Company declared a $0.275 quarterly cash dividend per share. On October 16, 2025, the Company declared a $0.275 quarterly cash dividend per share. During the nine months ended September 30, 2025, Visteon paid a net cash outlay of $50 million on inorganic growth, to acquire a user experience electronics engineering consulting and consumer research company.

Financial Results

The pie charts below highlight the net sales breakdown for Visteon for the three and nine months ended September 30, 2025.
Three Months Ended September 30, 2025
Nine Months Ended September 30, 2025
*Regional net sales are based on the geographic region where sales originate and not where customer is located (excludes inter-regional eliminations).
Global Automotive Market Conditions and Production Levels
Global light-vehicle production rose approximately 4% in Q3 2025, based on S&P Global’s latest data, while production volumes for the Company’s key customers grew more modestly at around 1%. In North America, retail sales remained above an annualized rate of 16 million units as consumer demand continued to demonstrate resilience. Electric-vehicle (“EV”) purchases were elevated near the end of the quarter as consumers accelerated buying activity ahead of the expiration of certain tax credits. However, EV production did not materially benefit as original equipment manufacturers (“OEMs”) continued to work through existing inventory levels. Overall, production in the region increased. In Europe, industry production increased slightly, while production at the Company’s top customers declined compared to the prior year. Jaguar Land Rover (“JLR”) production was down significantly as operations were temporarily suspended during September. In China, production increased at a high single-digit rate, supported by continued share gains of domestic OEMs, although the pace of those gains moderated sequentially.

For the full year 2025, S&P Global currently expects global light-vehicle production to increase slightly compared to 2024, while production volumes for the Company’s key customers are anticipated to decline by a low-single-digit percentage. Market conditions remain mixed across regions, with retail demand in the United States remaining robust while Europe continues to experience headwinds. In the fourth quarter, several factors may impact industry production volumes, including continued downtime at JLR, trade restrictions impacting a certain discrete semiconductor supplier, and a recent fire at an aluminum supplier. The impact of recently implemented tariffs on the automotive industry remains uncertain, with the potential to increase production costs and weigh on future vehicle volumes; however, the effects have been minimal to date.

The industry continues to face ongoing risks related to tariffs, vehicle affordability, economic uncertainty, geopolitical developments, production disruptions, and changes in customer market share. The potential impact on future periods’ financial statements, results of operations, and cash flows will depend on the evolution of tariff policies, plant production schedules, supply-chain conditions, and the pace of EV adoption.

Results of Operations - Three Months Ended September 30, 2025 and 2024
The Company's consolidated results of operations for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
(In millions)	2025	2024	Change
Net sales	$917	$980	$(63)
Cost of sales	(786)	(849)	63
Gross margin	131	131	—
Selling, general and administrative expenses	(53)	(51)	(2)
Restructuring, net	(3)	(28)	25
Interest income, net	3	—	3
Equity in net income (loss) of non-consolidated affiliates	1	(3)	4
Other income (expense), net	2	2	—
Provision for income taxes	(22)	(11)	(11)
Net income (loss)	59	40	19
Less: Net (income) loss attributable to non-controlling interests	(2)	(1)	(1)
Net income (loss) attributable to Visteon Corporation	$57	$39	$18
Adjusted EBITDA*	$119	$119	$—
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Three months ended September 30, 2024	980	$(849)	$131
Volume, mix, and net new business	(65)	54	(11)
Currency	10	(5)	5
Customer pricing	(36)	—	(36)
Engineering costs, net *	—	(12)	(12)
Cost performance, design changes and other	28	26	54
Three months ended September 30, 2025	917	(786)	$131
*Excludes the impact of currency.
Net sales for the three months ended September 30, 2025 totaled $917 million, representing a decrease of $63 million compared with the same period of 2024. Volumes and net new business decreased net sales by $65 million. Customer pricing decreased net sales by $36 million as a result of annual price reductions and lower customer recoveries due to improving supply chain dynamics. Favorable currency increased net sales by $10 million, primarily attributable to the euro and Thai baht, partially offset by the Indian rupee. Other cost performance, design changes and other increased net sales by $28 million primarily due to one-time items and sales from the recently acquired engineering services companies.

Cost of sales decreased by $63 million for the three months ended September 30, 2025 compared with the same period in 2024. Volume, mix and net new business decreased cost of sales by $54 million. Net engineering costs, excluding currency, increased cost of sales by $12 million. Foreign currency increased cost of sales by $5 million, primarily attributable to the euro and Thai baht. Cost performance, design changes and other decreased cost of sales by $26 million primarily due to operational efficiencies.

A summary of net engineering costs is shown below:

	Three Months Ended September 30,
(In millions)	2025	2024
Gross engineering costs	$(90)	$(80)
Engineering recoveries	32	33
Engineering costs, net	$(58)	$(47)

Gross engineering costs relate to forward model program development, advanced engineering activities and services. Net engineering costs were $58 million and $47 million for the three months ended September 30, 2025 and 2024, respectively. The increase is primarily due to recent engineering services acquisitions.

Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $53 million and $51 million, during the three months ended September 30, 2025 and 2024, respectively. Expenses increased during the three months ended September 30, 2025 as compared to the same period prior due to higher incentive compensation expense and elevated IT costs associated with system investments, partially offset by lower bad debt expense.

Restructuring, net
During the three months ended September 30, 2025 and 2024 the Company recorded $3 million and $28 million of net restructuring expense, respectively. These expenses are primarily related to employee severance. The decrease is primarily related to a restructuring program approved in September 2024.

Interest, Net

Interest income for the three months ended September 30, 2025 increased by $3 million as compared to the same period of 2024 due to higher interest rates on increased cash balances.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was income of $1 million and a loss of $3 million during the three months ended September 30, 2025 and 2024, respectively. The increased income is due to increased net operating profits at affiliates.

Other Income (Expense), Net

Other income, net was $2 million for the three month period ending September 30, 2025 and 2024. Other income, net consisted primarily of net pension financing benefits offset by business acquisition costs.

Income Taxes

The Company's provision for income taxes of $22 million for the three months ended September 30, 2025 represents an increase of $11 million compared with $11 million in the same period of 2024. The $11 million increase in income tax expense was primarily driven by the non-recurrence of a $7 million valuation allowance release related to the Company’s German operations in the prior year period. The remaining increase primarily reflects higher pretax income, including changes in the geographic mix of earnings and the impact of varying tax rates across jurisdictions.

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

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the three months ended September 30, 2025 and 2024, is as follows:

	Three Months Ended September 30,
(In millions)	2025	2024	Change
Net income (loss) attributable to Visteon Corporation	$57	$39	$18
Depreciation and amortization	28	25	3
Non-cash, stock-based compensation expense	11	10	1
Provision for income taxes	22	11	11
Restructuring, net	3	28	(25)
Interest, net	(3)	—	(3)
Net income attributable to non-controlling interests	2	1	1
Equity in net (income) loss of non-consolidated affiliates	(1)	3	(4)
Other	—	2	(2)
Adjusted EBITDA	$119	$119	$—

Adjusted EBITDA was $119 million for the three months ended September 30, 2025 and 2024. Cost performance, commercial discipline as well as the favorable impact of one-time items increased Adjusted EBITDA by $55 million. Foreign currency increased Adjusted EBITDA by $4 million, primarily attributable to the euro and Brazilian real, partially offset by the Indian rupee. Customer pricing decreased Adjusted EBITDA by $36 million. Net engineering costs, excluding currency, decreased Adjusted EBITDA by $12 million. Lower volumes decreased Adjusted EBITDA by $11 million.

Results of Operations - Nine Months Ended September 30, 2025 and 2024
The Company's consolidated results of operations for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
(In millions)	2025	2024	Change
Net sales	$2,820	$2,927	$(107)
Cost of sales	(2,410)	(2,530)	120
Gross margin	410	397	13
Selling, general and administrative expenses	(148)	(152)	4
Restructuring, net	(4)	(31)	27
Interest income, net	6	—	6
Equity in net income (loss) of non-consolidated affiliates	5	(7)	12
Other income (expense), net	4	7	(3)
Provision for income taxes	(78)	(55)	(23)
Net income (loss)	195	159	36
Less: Net (income) loss attributable to non-controlling interests	(8)	(7)	(1)
Net income (loss) attributable to Visteon Corporation	$187	$152	$35
Adjusted EBITDA*	$382	$357	$25
* Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Nine Months Ended September 30, 2024	$2,927	$(2,530)	$397
Volume, mix, and net new business	(63)	53	(10)
Currency	(6)	5	(1)
Customer pricing	(106)	—	(106)
Engineering costs, net *	—	(10)	(10)
Cost performance, design changes and other	68	72	140
Nine Months Ended September 30, 2025	$2,820	$(2,410)	$410
*Excludes the impact of currency.
Net sales for the nine months ended September 30, 2025 totaled $2,820 million, representing a decrease of $107 million compared with the same period of 2024. Customer pricing decreased net sales by $106 million as a result of annual price reductions and lower customer recoveries due to improving supply chain dynamics. Unfavorable currency decreased net sales by $6 million, primarily attributable to the Brazilian real and Indian rupee, partially offset by the euro and Thai baht. Other cost performance, design changes and other increased net sales by $68 million primarily due to one-time items and sales from the recently acquired engineering services companies.

Cost of sales decreased by $120 million for the nine months ended September 30, 2025 compared with the same period in 2024. Volume, mix and net new business decreased cost of sales by $53 million. Net engineering costs, excluding currency, increased cost of sales by $10 million. Foreign currency decreased cost of sales by $5 million, primarily attributable to the Brazilian real, partially offset by the Thai baht and Japanese yen. Cost performance, design changes and other decreased cost of sales by $72 million primarily due to operational efficiencies.

A summary of net engineering costs is shown below:

	Nine Months Ended September 30,
(In millions)	2025	2024
Gross engineering costs	$(258)	$(244)
Engineering recoveries	96	87
Engineering costs, net	$(162)	$(157)

Gross engineering costs relate to forward model program development, advanced engineering activities and services. Net engineering costs of $162 million for the nine months ended September 30, 2025, including the impacts of currency, were $5 million higher than the same period of 2024. The increase is primarily due to recent engineering services acquisitions, partially offset by favorable timing of recoveries.
Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $148 million and $152 million, during the nine months ended September 30, 2025 and 2024, respectively. Expenses decreased during the nine months ended September 30, 2025 as compared to same period prior year due to lower bad debt expense, partially offset by higher incentive compensation expense and elevated IT costs associated with system investments.

Restructuring, net
During the nine months ended September 30, 2025 and 2024 the Company recorded $4 million and $31 million of net restructuring expense, respectively. These expenses are primarily related to employee severance. The decrease is primarily related to a restructuring program approved in September 2024.

Interest, Net

Interest, net, for the nine months ended September 30, 2025 increased by $6 million as compared to the same period of 2024 due to higher interest rates on increased cash balances.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was income of $5 million and a loss of $7 million for the nine months ended September 30, 2025 and 2024, respectively. The increased income is due to increased net operating profits at affiliates.

Other Income (Expense), Net

Other income, net was $4 million and $7 million for the nine month period ending September 30, 2025 and 2024, respectively. The decrease was primarily due to lower net pension financing benefits and an increase in business acquisition costs.

Income Taxes

The Company's provision for income taxes of $78 million for the nine months ended September 30, 2025 represents an increase of $23 million compared with $55 million in the same period of 2024. The $23 million increase in income tax expense was primarily attributable to higher pretax income, as well as changes in the geographic mix of earnings and differing tax rates between jurisdictions and higher withholding taxes. Additionally, the increase reflects the non-recurrence of a $7 million valuation allowance release related to the Company’s German operations in the prior year period.

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

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA for the nine months ended September 30, 2025 and 2024, is as follows:

	Nine Months Ended September 30,
(In millions)	2025	2024	Change
Net income (loss) attributable to Visteon Corporation	$187	$152	$35
Depreciation and amortization	80	71	9
Non-cash, stock-based compensation expense	34	31	3
Provision for income taxes	78	55	23
Interest, net	(6)	—	(6)
Net income (loss) attributable to non-controlling interests	8	7	1
Restructuring, net	4	31	(27)
Equity in net income of non-consolidated affiliates	(5)	7	(12)
Other	2	3	(1)
Adjusted EBITDA	$382	$357	$25

Adjusted EBITDA was $382 million for the nine months ended September 30, 2025, representing an increase of $25 million when compared to $357 million for the same period of 2024. Cost performance, commercial discipline as well as the favorable impact of one-time items increased Adjusted EBITDA by $36 million. Foreign currency decreased Adjusted EBITDA by $1 million, primarily attributable to the Brazilian real and Indian rupee, partially offset by the euro. Net engineering costs, excluding currency, decreased Adjusted EBITDA by $10 million.

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

Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of September 30, 2025, the Company’s corporate credit rating has been upgraded from BB to BB+ by Standard & Poor’s reflecting improved financial strength. See Note 9, "Debt" for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which may be utilized by the Company's local subsidiaries and consolidated joint ventures, had availability of $147 million and the Company had $400 million of available credit under the revolving credit facility, as of September 30, 2025.

Cash Balances
As of September 30, 2025, the Company had total cash and cash equivalents of $765 million, including $3 million of restricted cash and $93 million of cash attributable to the Company's joint venture partners should the Company elect to issue cash dividends.

Cash balances totaling $618 million were located in jurisdictions outside of the United States, of which approximately $205 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017. However, the Company would be required to accrue additional tax expense primarily related to foreign withholding taxes.

Other Items Affecting Liquidity
On July 22, 2025, the Company’s Board of Directors initiated a quarterly dividend subject to quarterly Board approval of $0.275 per share on its common stock. The dividend, totaling approximately $8 million, was paid on September 5, 2025, to shareholders of record as of the close of business on August 18, 2025. On October 16, 2025 the Company’s Board of Directors approved and declared a cash dividend of $0.275 per share on its common stock. The dividend is payable on December 5, 2025, to shareholders of record as of the close of business on November 18, 2025. These actions reflect the Company’s ongoing commitment to returning value to shareholders and is part of management’s broader capital allocation strategy.

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

During the nine months ended September 30, 2025, cash contributions to the Company's defined benefit plans were $22 million related to its plans. The Company estimates that total cash contributions related to its defined benefit pension plans to be paid during the remainder of 2025 will be $2 million.

During the nine months ended September 30, 2025, the Company paid $11 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is included in Note 4, "Restructuring." The Company estimates that total cash restructuring payments through 2025 will approximate $20 million.

The Company has committed to make a $20 million investment in multiple entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. As of September 30, 2025, the Company has contributed a total of approximately $14 million toward the aggregate investment commitments. These limited partnerships are classified as equity method investments.

The Company may be required to make significant cash outlays related to its unrecognized tax benefits, including interest and penalties. As of September 30, 2025, the Company had unrecognized tax benefits, including interest and penalties, that would be expected to result in a cash outlay of $17 million. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the period of cash settlement, if any, with the respective taxing authorities.

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. As of September 30, 2025, the Company has purchased 1,505,379 shares at an average price of $116.86.

Cash Flows
Operating Activities
The Company generated $292 million and $224 million of cash inflows from operating activities during each of the nine months ended September 30, 2025 and 2024, respectively. The increase is primarily attributable to higher net income and higher working capital primarily as a result of increased cash collections from customers of $98 million, partially offset by increased annual employee incentive payments of $13 million and increased pension contributions of $10 million.

Investing Activities
Net cash used by investing activities during the nine months ended September 30, 2025 totaled $136 million, representing $12 million of decreased usage as compared to the same period in 2024. This decrease in usage is primarily due to lower capital expenditures of $8 million.

Financing Activities
Cash used by financing activities during the nine months ended September 30, 2025 was $52 million, representing a $12 million increase as compared to the same period in 2024. This increase is primarily attributable to increased dividends to non-controlling interests of $20 million and cash dividends paid to shareholders of $8 million, offset by lower share repurchases as compared to 2024 of $13 million.

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

You should understand that various factors, in addition to those discussed elsewhere in this document, could affect the Company’s future results and could cause results to differ materially from those expressed in such forward-looking statements, including:

•Uncertainties in U.S. or foreign policy regarding trade agreements, tariffs or other internation trade policies and any response to such actions by foreign countries.
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

•Changes in laws, tariffs, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, prohibit, or otherwise affect, the manufacture, licensing, distribution, sale, ownership, or use of Visteon’s or its supplier's products or assets.
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
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be $22 million and $20 million for currency derivative financial instruments as of September 30, 2025 and December 31, 2024, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
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

As of September 30, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2025.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
There were no purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the third quarter of 2025.

Item 5. Other Information

The Company's directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of the Company's shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2025, the following officer(s) took the following action.

Name	Title	Action	Intended to satisfy the affirmative defense of Rule 10b5-1?	Date	Aggregate Number of Shares to be sold	Expiration Date
Qais Sharif	Senior Vice President & General Manager of the Americas	Adoption	Yes	9/24/2025	2,200	5/20/2026
Jerome Rouquet	Senior Vice President and Chief Financial Officer	Adoption	Yes	8/14/2025	14,067	2/20/2026
Mr. Rouquet’s Rule 10b5-1 Trading Plan provides for the (i) sale of 9,392 shares of common stock and (ii) exercise of up to 4,675 stock options and subsequent sale of up to 4,675 shares of common stock underlying such stock options.

Item 6.Exhibits

The exhibits listed on the "Exhibit Index" on Page 43 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated October 23, 2025.
31.2	Rule 13a-14(a) Certification of Senior Vice President, Chief Financial Officer dated October 23, 2025.
32.1	Section 1350 Certification of Chief Executive Officer dated October 23, 2025.
32.2	Section 1350 Certification of Senior Vice President, Chief Financial Officer dated October 23, 2025.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Date: October 23, 2025