Form 10-Q/A
period 2025-09-30
VISTEON CORP
filed 2025-11-04
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q/A
Amendment No.1
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

EXPLANATORY NOTE

Visteon Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2025, which was originally filed with the Securities and Exchange Commission on October 23, 2025 (the “Original Filing”). This amendment is being filed to revise Part II “Item 5. Other Information” of the Original Filing to add disclosure regarding a Rule 10b5-1 trading arrangement entered into by Sachin S. Lawande which was inadvertently omitted from the disclosure included in the Original Filing.

In addition, as required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by the Company’s principal executive officer and principal financial officer are filed herewith as exhibits to this Amendment, under Part II “Item 6. Exhibits” hereof, pursuant to Rule 13a-14(a) or 15d-14(a) of the Exchange Act. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. The Company is also not including new certifications under Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) (Section 906 of the Sarbanes-Oxley Act of 2002), as no financial statements are being filed with this Amendment.

This Amendment does not reflect events occurring after the filing of the Original Filing or modify or update those disclosures affected by subsequent events. Except for the items described above or contained in this Amendment, this Amendment speaks as of the original filing date of the Original Filing, and does not modify, amend or update any other item or disclosures in the Original Filing.

Part II
Other Information

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

Name	Title	Action	Intended to satisfy the affirmative defense of Rule 10b5-1?	Date	Aggregate Number of Shares to be sold	Expiration Date
Qais Sharif	Senior Vice President & General Manager of the Americas	Adoption	Yes	9/24/2025	2,200	5/20/2026
Jerome Rouquet	Senior Vice President and Chief Financial Officer	Adoption	Yes	8/14/2025	14,067	2/20/2026
Sachin S. Lawande	Director, President and Chief Executive Officer	Adoption	Yes	7/31/2025	99,874	7/24/2026
Mr. Rouquet’s Rule 10b5-1 Trading Plan provides for the (i) sale of 9,392 shares of common stock and (ii) exercise of up to 4,675 stock options and subsequent sale of up to 4,675 shares of common stock underlying such stock options.

Mr. Lawande’s Rule 10b5-1 Trading Plan provides for the exercise of up to 99,874 stock options and subsequent sale of up to 99,874 shares of common stock underlying such stock options.

Item 6.Exhibits

The exhibits listed on the "Exhibit Index" are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated November 4, 2025.
31.2	Rule 13a-14(a) Certification of Senior Vice President, Chief Financial Officer dated November 4, 2025.
101	iXBRL (Inline Extensible Business Reporting Language) for the information under Part II, “Item 5, Other Information” of this Amendment No. 1 on Form 10-Q/A
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

Pursuant to the requirements of the Securities Exchange Act of 1934, Visteon Corporation has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

VISTEON CORPORATION

By:	/s/ COLLEEN E. MYERS
Colleen E. Myers
Vice President and Chief Accounting Officer

Date: November 4, 2025