Form 10-K
period 2025-12-31
VISTEON CORP
filed 2026-02-19
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Large accelerated filer ☑ Accelerated filer  ☐   Non-accelerated filer ☐   Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☑ No
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant on June 30, 2025 (the last business day of the most recently completed second fiscal quarter) was approximately $2.5 billion.
As of February 6, 2026, the registrant had outstanding 26,819,486 shares of common stock.
Document Incorporated by Reference

Document	Where Incorporated
2026 Proxy Statement	Part III (Items 10, 11, 12, 13 and 14)

Visteon Corporation and Subsidiaries

Part I
Item 1.Business

Description of Business

Visteon Corporation (the "Company" or "Visteon") is a global automotive technology company serving the mobility industry, dedicated to creating more enjoyable, connected, and safe driving experiences. The Company's platforms leverage proven, scalable hardware and software solutions that enable the digital, electric, and autonomous evolution of the Company's global automotive customers, including BMW, Ford, Geely, General Motors, Honda, Jaguar/Land Rover, Mahindra, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Renault, Stellantis, Tata, Toyota, and Volkswagen. Visteon products and services align with key industry trends and include digital instrument clusters, information displays, infotainment, cockpit domain controllers, CognitoAITM, battery management systems, high voltage power electronics, and engineering services. Visteon is headquartered in Van Buren Township, Michigan, and has an international network of manufacturing operations, technical centers, and joint venture operations dedicated to the design, development, manufacture, and support of its product offerings and its global customers. The Company's manufacturing and engineering footprint is primarily located in Brazil, Bulgaria, China, India, Japan, Mexico, Portugal, Slovakia, Thailand, and Tunisia.

The Company’s Industry
The Company operates in the automotive industry which is cyclical and highly sensitive to general economic conditions. The Company believes that future success in the automotive industry is, in part, dependent on alignment with customers to support their efforts to effectively meet the challenges associated with the following trends and developments in the global automotive industry:
•Electronic content and connectivity - Digital and portable technologies have dramatically influenced the lifestyle of today’s consumers, who expect products that enable such a lifestyle. The vehicle cockpit is transforming into a fully digital and connected environment with multi-display systems incorporating larger, curved, and more complex displays and the consolidation of discrete electronic control units into a multi-core domain controller. Consumer demand for improved vehicle performance and functionality is driving increased electronic content in vehicles.

•Evolving powertrain technologies – Powertrain technologies continue to evolve, with adoption trends varying by region based on regulatory frameworks, infrastructure readiness, and consumer preferences. While battery electric vehicles have gained adoption in certain markets, other powertrain technologies, including hybrid, plug-in hybrid, range-extended electric, and internal combustion engine vehicles with enhanced efficiency, continue to represent a significant portion of global vehicle production. Many of these vehicle architectures incorporate increased electronic content, including digital cockpit electronics and vehicle domain controllers, requiring suppliers to support a broad range of powertrain strategies and regional customer requirements.

•Government Regulations - Governments in various regions continue to focus regulatory efforts on domestic production of safer and cleaner transportation, although the pace and scope of such regulations may vary over time and by jurisdiction. These requirements are redefining supply chains through tariff and other regulations while at the same time increasing demand for electronic components that can reduce weight, expedite assembly, enhance fuel economy, improve emissions, increase safety, and enhance vehicle performance. Accordingly, Original Equipment Manufacturers ("OEMs") are adjusting their manufacturing plans while at the same time working to improve occupant and pedestrian safety by incorporating more safety-oriented technology in their vehicles. Additionally, in-vehicle connectivity has increased the need for robust cybersecurity systems to protect data, applications, and associated infrastructure triggering various legislation related to connectivity software and hardware. Security features are evolving with advances in sensors and suppliers must enable the security/safety initiatives of their customers including the development of such new advances.

•Advanced driver assistance systems and autonomous driving - The industry continues to advance toward semi-autonomous and autonomous vehicles. The Society of Automotive Engineers has defined five levels of autonomy ranging from levels one and two with driver-assist functions whereby the driver is responsible for monitoring the environment, to level five with full autonomy under all conditions. Levels one and two are already popular in the market. Levels three and above utilize a combination of sensors, radars, cameras and LiDARs, requiring sensor fusion and machine learning technologies, as the system assumes the role of monitoring the environment. Level three includes features such as highway pilot and parking assist technology, for which an increased market penetration rate is expected near term.

•Vehicle standardization - OEMs continue to standardize vehicle platforms on a global or regional basis, resulting in a lower number of individual vehicle platforms, design cost savings, and further economies of scale through the production of a greater number of models from each platform. Having operations in the geographic markets where OEMs produce global platforms enables suppliers to meet OEMs’ needs more economically and efficiently, thus making global coverage a source of significant competitive advantage for suppliers with a global footprint. Additionally, OEMs are looking to suppliers for increased collaboration to lower costs, reduce risks, and decrease overall time to market. Suppliers that can provide fully engineered systems and pre-assembled combinations of component parts are positioned to leverage the trend toward system sourcing. As vehicles become more connected and cockpits more digitized, suppliers that can deliver modular hardware architectures, open software architectures, and a platform based approach to product development will be poised to help OEMs achieve greater reuse of validated hardware circuitry, design scalability, and faster development cycles.
•Expansion of digital trends into adjacent markets: The trends driving increased electronic content, digitalization, and software-defined architectures in passenger vehicles are also extending into adjacent markets, including commercial vehicles and two-wheelers. OEMs in these segments are increasingly adopting digital instrument clusters, connected infotainment systems, advanced displays, and centralized electronic architectures to improve functionality, safety, and user experience while managing cost and complexity. As these adjacent markets evolve, OEMs are seeking scalable, modular platforms that can be adapted across vehicle classes and regional requirements, often with shorter development cycles and more price-sensitive end markets. This shift is expanding the addressable market for automotive electronics and software solutions while placing greater emphasis on platform reuse, system integration, and cost-efficient product design.

The Company's Segment
The Company reports operating and financial results in a single segment based on the consolidated information used by management in evaluating the financial performance of our business and allocating resources. This single segment reflects the Company’s core business: Electronics. The Electronics segment provides products and services to customers, including digital instrument clusters, information displays, infotainment, cockpit domain controllers, CognitoAITM, battery management systems, high voltage power electronics, and engineering services. As the Company has one reportable segment, net sales, total assets, depreciation, amortization and capital expenditures are equal to consolidated results.

The Company’s Products and Services
The Company designs and manufactures innovative automotive electronics and connected car solutions and provides engineering services further described below:

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

Information Displays
The Company offers a range of information displays for various applications within the cockpit, incorporating a sleek profile, high perception quality displays and touch sensors designed to deliver high performance for the automotive market. These displays can integrate a range of user interface technologies and graphics management capabilities, such as active privacy, TrueColorTM enhancement, local dimming, cameras, optics, haptic feedback, and light effects. The Company offers a new generation of large, curved, complex multi-display modules with optical performance designed to be competitive with mobile devices. The Company also developed the first bendable glass multi-display cockpit in the automotive industry and is the industry leader in OLED automotive grade displays.

Infotainment
The Company offers a range of infotainment and connected car solutions, including scalable Android infotainment for seamless connectivity including integration with Android Auto and Apple CarPlay technology for wireless smartphone projection. The company offers a display audio and embedded infotainment platform that is based on the Android automotive operating system, enabling third-party developers to create apps easily through a software development kit and software simulation of the target hardware system.

SmartCore,TM Cockpit Domain Controller

The Company offers SmartCore™, an automotive-grade, integrated cockpit domain controller that can independently operate the infotainment system, instrument cluster, head-up display, rear-seat displays, and other features on a single, multi-core chip to improve efficiency, create a unified experience across products, and reduce power consumption and cost. SmartCore is offered in multiple configurations, including a high-performance computing (“HPC”) variant that provides enhanced processing capability to support advanced graphics, increased software content, and artificial intelligence ("A.I.") workloads within the cockpit. The SmartCore domain controller includes SmartCore Runtime, middleware enabling communication between domains and apps to be shown on any display, and SmartCore Studio, a PC-based configuration tool to generate hypervisor configurations. The latest SmartCore configurations support processing of multiple camera inputs and advanced visualization features and are offered with connected services, including over-the-air (“OTA”) update capability.

CognitoAITM

The Company offers CognitoAI™, an in-house, automotive-grade A.I. software platform for the vehicle cockpit. CognitoAI™ enables advanced onboard AI capabilities, including natural language interaction and contextual assistance, designed to enhance the user experience while supporting data privacy through on-device processing. CognitoAI™ supports multimodal AI by combining large language models with vision and other perception models to interpret multiple inputs, such as voice and visual information, and deliver more context-aware interactions

Battery Management Systems (“BMS”)

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

Engineering Services

The Company provides engineering and software development services that support OEMs throughout the various stages of the vehicle architecture design and development cycle, focusing on concept and requirements definitions, software and system architecture, and design enablement. The Company’s services include system architecture design, software development, user interface and human machine interaction design, functional safety, cybersecurity, software and system integration, and validation and testing activities.

The Company’s Customers
The Company's ultimate customers are global vehicle manufacturers including BMW, Ford, Geely, General Motors, Honda, Jaguar/Land Rover, Mahindra, Mazda, Mercedes-Benz, Mitsubishi, Nissan, Renault, Stellantis, Tata, Toyota, and Volkswagen.

The following is a summary of customers representing 10 percent or greater of the Company's annual net sales:

	Percentage of Total Net Sales
	December 31,
	2025	2024	2023
Ford	26%	23%	22%
General Motors	12%	15%	12%
Volkswagen	10%	9%	9%

The Company typically supplies products to OEM customers through purchase orders, which are usually governed by general terms and conditions established by each OEM. Although the terms and conditions vary from customer to customer, they typically contemplate a relationship under which customers place orders for their requirements of specific components supplied for particular vehicles but are not required to purchase any minimum quantities. Individual purchase orders can be cancelled for cause, non-performance, and, in most cases, insolvency or certain change in control events. Additionally, most of Visteon's OEM customers have the option to terminate contracts for convenience; this option permits the OEM customers to impose pressure on pricing during the life of the vehicle program or issue purchase orders for less than the duration of the vehicle program. This has the potential to reduce the Company’s profit margin and increases the risk of loss of future sales under those purchase contracts.

The Company manufactures and ships based on customer release schedules, normally provided on a weekly basis, which can vary based on OEM automotive production or dealer inventory levels. Although customer programs typically extend to future periods and although there is an expectation that the Company will supply certain levels of OEM production in those future periods, customer agreements (including the applicable terms and conditions) do not generally constitute firm orders.

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
The global competitive environment is also being shaped by the rapid growth of Chinese automotive OEMs, which are introducing vehicles that incorporate advanced digital, software, and electrification technologies with competitive cost structures and shorter development cycles. Certain of these OEMs benefit from vertically integrated supply chains, software‑centric development models, and close coordination with domestic technology ecosystems, enabling them to bring new vehicle platforms to market more quickly than many established global manufacturers. As they expand beyond the domestic Chinese market—including into Europe, Asia, and other international regions—suppliers are increasingly required to support faster development timelines, meet localized regulatory requirements, and deliver cost‑competitive solutions while maintaining global quality, safety, and cybersecurity standards.

The Company's primary independent competitors include, but are not limited to, Alpine Electronics, Aptiv PLC, Aumoviad, Denso Corporation, Harman International Industries, Incorporated (a subsidiary of Samsung Electronics Co. Ltd.), Hitachi Ltd.,

Huizhou Desay, Hyundai Mobis, Innolux Corporation, LG Electronics, Marelli Holdings Co., Ltd., Nippon Seiki, Panasonic Corporation, Preh GmbH, Robert Bosch GmbH, SV, Valeo SA, and Vitesco Technologies.
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

Workforce

Visteon’s strength comes from a workforce of approximately 10,500 employees operating in approximately 17 countries globally. The Company's workforce is globally distributed with 23% of employees located in the Americas, 34% in Europe, 12% in China, and 31% in the remaining Asia Pacific region. Visteon believes that all employees are leaders and expects leaders to drive operational and financial results and build strong teams.

Many of the Company’s employees are members of industrial trade unions and confederations within their respective countries. Often these organizations operate under collectively bargained contracts that are not specific to any one employer. The Company constantly works to establish and maintain positive, cooperative relations with its unions and work representatives around the world.

Culture

A strong culture requires an environment where the contributions of all employees are encouraged and valued. As a global organization, the Company embraces human differences and harnesses the power of its employees’ varied backgrounds, cultures, and experiences because it is the right thing to do for its people and it creates a competitive business advantage. As of December 31, 2025, the percentage of Visteon's global workforce represented by females was approximately 39%.

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

Regulation

Visteon operates in a constantly evolving global regulatory environment and is subject to numerous and varying regulatory requirements for its product performance and material content. Visteon strives to identify potential regulatory and quality risks early in the design and development process and proactively manages them throughout the product lifecycle through the use of routine assessments, protocols, standards, performance measures, and audits. New regulations and changes to existing regulations are managed in collaboration with the OEM customers and implemented through Visteon’s global systems and procedures designed to ensure compliance with existing laws and regulations.

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

Board Oversight of Environmental, Social, and Governance Practices

The Company and its Board of Directors believe positive and responsible business practices strengthen the Company, increase its connection with the stockholders, and help it to better serve its customers and the communities in which it operates. The Company’s commitment to social responsibility extends to a variety of areas including the environment, anti-corruption and trade compliance, responsible sourcing, human rights, labor practices, and worker health and safety. In light of the continued importance of these matters, the Board of Directors and management developed a multi-year roadmap to enhance the Company’s sustainability and social responsibility programs and disclosures, including assessment of the potential risks associated with climate change. This roadmap includes environmental targets aimed at reducing energy consumption, solid waste, water and the reduction of scope 1 and scope 2 CO2 emissions through the use of renewable energy. The Company’s longer term greenhouse gas ("GHG") emission reduction target for 2030 which includes scope 3 CO2 emissions, has been validated by the Science Based Targets initiative ("SBTi") and the Company is working to be carbon neutral by 2040. Management provides regular reports and presentations to the Corporate Sustainability and Governance Committee regarding progress toward achieving these targets. The full Board of Directors has oversight of the Company’s environmental and social initiatives as part of its regular strategic reviews of the Company’s operations, products and technologies.

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

Operations Related Risk Factors

The Company could be negatively impacted by shortages in deliveries from its supply base, other supplier distress, or suppliers demanding price increases

In an effort to manage and reduce the costs of purchased goods and services, the Company, like many automotive suppliers and automakers, has been consolidating its supply base. As a result, the Company is dependent on single or limited sources of supply for certain components used in the manufacture of its products including semiconductor chips, which are integral components of new vehicles and are embedded in multiple vehicle systems, including cockpit electronics. As a result of the semiconductor shortages in recent years including the developing DRAM shortages, the Company continues to work closely with its suppliers and customers to minimize any potential adverse impacts of the semiconductor and DRAM supply shortages and monitor the availability of semiconductor microchips and other component parts and raw materials, customer vehicle production schedules, and any other supply chain inefficiencies that may arise, due to this or any other issue. If shortages of semiconductors (including DRAM) or other critical components from other suppliers develop, continue longer than anticipated, or worsen, it could impact the Company's ability to meet its production schedules for some of its key products or to ship such products to its customers in a timely fashion. Shortages of critical components, including semiconductors and DRAM, also result in increased prices and price volatility for such components and while the Company seeks to recover these increased costs from its customers failure to secure full reimbursement could negatively impact the Company’s financial performance.

Supply disruptions could be caused by any one of a myriad of potential problems, such as closures of one of the Company’s or its suppliers’ plants or critical manufacturing lines due to strikes, manufacturing quality issues, mechanical breakdowns, electrical outages, fires, explosions, or political upheaval, as well as logistical complications due to weather, global climate change, volcanic eruptions, or other natural or nuclear disasters, mechanical failures, delayed customs processing, the spread of an infectious disease, virus or other widespread illness and more. Additionally, as the Company grows in best cost countries, the risk for such disruptions is heightened. Similarly, a potential quality issue could force the Company to halt deliveries while it validates the products. Even where products are ready to be shipped, or have been shipped, delays may arise before they reach the customer. The Company’s customers may halt or delay production if one of their other suppliers fails to deliver necessary components. This may cause the Company’s customers to suspend their orders or instruct us to suspend delivery of the Company's products, which may adversely affect the Company's financial performance.

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
•export and import restrictions, including restrictions of certain products or materials or increases in border tariffs;
•the ability to effectively enforce intellectual property rights;
•new or additional governmental sanctions on doing business with or in certain countries or with certain persons; and
•increases in working capital requirements related to long supply chains.

Additionally, the Company’s global operations may also be adversely affected by political events, domestic or international terrorist events, and hostilities or complications due to natural or other disasters. These or any further political or governmental developments in Mexico, China, or other countries in which the Company operates or where its suppliers are located could result in social, economic, and labor instability. These uncertainties including difficulties in mapping full supply chains could have a material adverse effect on the continuity of the Company’s business, results of operations, and financial condition.

Existing free trade laws and regulations, such as the United States-Mexico-Canada Agreement ("USMCA"), provide certain beneficial duties and tariffs for qualifying imports and exports, subject to compliance with the applicable classification and other requirements. Changes in laws or policies governing the terms of trade, and in particular increased trade restrictions, tariffs or taxes on imports from countries where the Company manufactures products, such as Mexico and China, could have a material adverse effect on its business and financial results. The USMCA will be renegotiated in 2026 and the Company could be adversely impacted if there were a material reduction in the benefits the USMCA affords to the Company. In addition the

U.S. government increasingly imposes or threatens to impose new tariffs on imported products from Mexico, Canada, the European Union and China and reciprocal tariffs globally. The impact of these tariffs is subject to a number of factors, including the effective date and duration of such tariffs, changes in the amount, scope and nature of the tariffs in the future, any retaliatory responses to such actions that the target countries may take and any mitigating actions that may become available. The Company can provide no assurance that any strategies it implements to mitigate the impact of such tariffs or other trade actions will be successful. Management continues to monitor the volatile geopolitical environment to identify, quantify and assess proposed or threatened duties, taxes or other business restrictions which could adversely affect our business and financial results.

In addition, U.S. trade legislation continues to evolve related to barriers on the use of various products and technology from around the world including but not limited to the (i) Uyghur Forced Labor Prevention Act and (ii) Securing the Information and Communications Technology and Services Supply Chain: Connected Vehicles. The Company can provide no assurance that any strategies we implement to mitigate the impact of any trade actions will be successful.

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

The Company’s ability to effectively operate could be hindered if it fails to attract and retain key personnel

The Company’s ability to operate its business and implement its strategies effectively depends, in part, on the efforts of its executive officers and other key employees. In addition, the Company’s future success will depend on, among other factors, the ability to attract and retain qualified personnel, particularly engineers and other employees with critical expertise and skills that support key customers and products or in emerging regions. The loss of the services of any key employees, and particularly the Company’s CEO, or the failure to attract or retain other qualified personnel could have a material adverse effect on the Company’s business, ability to secure future programs, operating results, financial condition, and cash flow.

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

Industry and Competition Related Risk Factors

The Company may not realize sales represented by awarded business

The Company estimates new business wins using certain assumptions, including projected future sales volumes based on data from OEM customers and industry benchmarks. The OEM customers do not generally guarantee production volumes. In addition, awarded business may include business under arrangements that OEM customers have the right to terminate, at any time, without penalty. Therefore, the Company’s actual sales volumes, and thus the ultimate amount of revenue that it derives from such sales, are not guaranteed. If actual production orders from its customers are not consistent with the projections used by the Company in calculating the amount of its new business wins, the Company could realize substantially less revenue over the life of these projects than the projected estimate.

The Company must continue to develop, introduce, and achieve market acceptance of new and enhanced products in order to grow its sales in the future

The growth of the Company's business will be dependent on the demand for innovative automotive electronics products, including but not limited to electrification, advanced driver assistance, semi-autonomous and autonomous vehicle technologies. In order to increase sales in current markets and gain entry into new markets, the Company must innovate to maintain and improve existing products, including software, while successfully developing and introducing distinctive new and enhanced products that anticipate changing customer and consumer preferences and capitalize upon emerging software technologies. A.I will continue to play an increasing role in the Company’s products and generating opportunities but also presents the risk that the Company’s products may be developed more cheaply with A.I. solutions or that a competitor’s A.I. offerings may be preferred over the Company’s product offerings. In addition, the Company may experience difficulties that delay or prevent the development, introduction, or market acceptance of its new or enhanced products. Furthermore, new technologies, including A.I., have also attracted increased competition from new regions and outside the traditional automotive industry, and any of these competitors may develop and introduce technologies that gain greater customer or consumer acceptance, which could have a material adverse effect on the future growth of the Company.

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

The discontinuation or loss of business, or lack of commercial success, with respect to a particular product for which the Company is a significant supplier could reduce the Company’s sales and harm its profitability

Although the Company has purchase orders from many of its customers, these purchase orders generally provide for the supply of a customer’s annual requirements for a particular vehicle model and assembly plant, or in some cases, for the supply of a customer’s requirements for the life of a particular vehicle model, rather than for the purchase of a specific quantity of products. In addition, certain customers have communicated an intent to manufacture components internally that are currently produced by outside suppliers, such as the Company. If the Company's OEM customers successfully insource products currently manufactured by the Company, the discontinuation or loss of business for products which the Company is a significant supplier could reduce the Company’s sales and harm the Company’s profitability.

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

The Company is highly dependent on Ford Motor Company and General Motors. Decreases in these customers' vehicle production volumes would adversely affect the Company

Ford and General Motors are the Company’s largest customers as a percentage of sales. Accordingly, any change in Ford or General Motors' vehicle production volumes may have a significant impact on the Company’s sales volume and profitability. See Note 18, "Financial Instruments" in Part II, Item 8 of this Annual Report on Form 10-K for more information.

Domestic Chinese Suppliers are becoming stronger competitors outside of China and Chinese OEMs for which the Company has less product content are increasingly expanding their market share outside of China, both of which in turn may negatively impact the Company’s financial performance

Domestic Chinese suppliers are increasingly seeking to supply customers outside of China and domestic Chinese OEMs such as BYD, Xiomei, and Chery are expanding their sales outside of China including in Europe, South America, and Asia. While the Company is making efforts to compete with the Chinese suppliers and to supply parts to these OEMs, its product content for the Chinese OEMs is less than with more traditional European and North American OEMs. As the domestic Chinese OEMs gain market share outside of China, the Company’s sales opportunities may be limited and financial condition and cash flow negatively impacted.

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

Warranty claims, product liability claims, and product recalls could adversely affect the Company

The Company faces the inherent business risk of exposure to warranty and product liability claims in the event that its products fail to perform as expected or such failure results, or is alleged to result, in bodily injury or property damage (or both). In addition, if any of the Company’s supplied products are defective or are alleged to be defective, the Company may be required to participate in or fund a recall campaign. The introduction of new and complex technologies, such as A.I. features, can increase these and other safety risks, including exposing users to harmful, inaccurate or other negative content and experiences. The Company’s products contain increasingly significant amounts of software and a successful cyberattack on such products could cause materially adverse effects on the Company’s business, operating results, financial condition, cash flow, and reputation. In addition, as the Company expands its electrification product offering, including its battery management systems, such products will present a different warranty and product liability risk profile. As suppliers become more integrally involved in the vehicle design process and assume more of the vehicle assembly functions, automakers are increasingly expecting them to warrant their products and are increasingly looking to suppliers for contributions when faced with product liability claims or recalls. A successful warranty or product liability claim against the Company, or a requirement that the Company participate in a product recall campaign, could have materially adverse effects on the Company’s business, operating results, financial condition, and cash flow.

Developments or assertions by or against the Company relating to intellectual property rights could materially impact its business

The Company owns significant intellectual property, including a number of patents, trademarks, copyrights, and trade secrets and is involved in numerous licensing arrangements. The Company’s intellectual property plays an important role in maintaining its competitive position in a number of the markets served. The Company may directly or through a supplied component utilize intellectual property in its products that requires a license from a third-party. While the Company believes that such licenses generally can be obtained by the Company, or supplier if a supplied component, we may not be able to obtain the necessary licenses on commercially acceptable terms or at all. Failure by the Company or its suppliers to obtain the right to use third-party intellectual property could preclude the Company from selling certain products, and developments or assertions by or against the Company relating to intellectual property rights could have materially adverse effects on the Company’s business, operating results, financial condition, and cash flow.

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

Privacy and security concerns (including cybersecurity) relating to the Company's current or future products and services could have a material adverse impact on our business, damage its reputation and deter current and potential users from using them

The Company’s products and services contain digital technology designed to support connected vehicles, and for some products may also collect and store sensitive end-user data (that may include personally identifiable information). Despite the security and risk-prevention measures the Company has implemented, including related to cybersecurity, our products or services could be breached, damaged, taken over, or otherwise interrupted by a system failure, cyberattack, malicious computer software (including malware or ransomware), unauthorized physical or electronic access, or other natural or man-made incidents or disasters. Failure of the Company’s products or services to effectively protect against these vulnerabilities can damage its reputation and adversely affect its business, operating results, financial condition, and cash flow.

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

Tax Related Risk Factors

The Company’s expected annual effective tax rate could be volatile and could materially change as a result of changes in mix of earnings and other factors, including changes in tax laws and tax audits

We are subject to income taxes in the United States and in numerous foreign jurisdictions, and our tax expense is dependent on the application of complex tax laws and regulations in these jurisdictions. Changes in tax laws or tax rates, the interpretation or enforcement of existing tax laws, or the outcome of audits by tax authorities could adversely affect our effective tax rate, results of operations, and cash flows. Our effective tax rate may fluctuate due to a variety of factors, including changes in the geographic mix of earnings, the availability of tax credits and deductions, changes in applicable tax rates, modifications to tariff or cross‑border tax regimes, changes in accounting principles, or unfavorable resolutions of tax examinations.

We also maintain deferred tax assets, the realization of which depends on future taxable income and the continued availability of underlying tax attributes. Changes in applicable tax laws or regulations, or changes in our business performance, could affect our ability to realize these deferred tax assets and could result in additional valuation allowances.

In the ordinary course of business, we are subject to examination by tax authorities in multiple jurisdictions, and additional audits may be initiated or existing audits expanded. The outcomes of these examinations are uncertain and could result in increases to our tax liabilities.

Recent and ongoing legislative developments may also create uncertainty in our future tax position. The enactment of the One Big Beautiful Bill Act (the “Act”) in 2025 introduced revisions affecting the utilization of foreign tax credits, requiring us to reassess the realizability of related carryforwards following our change in accounting method for assessing deferred tax assets from an incremental cash‑tax‑savings approach to the tax‑law‑ordering approach. This reassessment resulted in the recognition of an additional valuation allowance during 2025. Global tax reform initiatives, including the OECD’s implementation of a 15% global minimum tax, continue to evolve, and the timing, scope, and application of these rules to U.S.-based multinational corporations remain uncertain. As jurisdictions adopt and interpret these rules, our effective tax rate, tax liabilities, and cash tax obligations could be adversely affected. For example, the enactment of local Qualified Domestic Minimum Top‑Up Taxes (QDMTT) in Brazil and the application of its 15% minimum tax framework in 2025 led us to forego excluding certain tax incentives from the tax base to facilitate the tax‑efficient repatriation of earnings from a Brazilian affiliate, which resulted in a higher effective tax rate in that jurisdiction.

The Company may not be able to fully utilize its U.S. net operating losses and other tax attributes

The Company has net operating losses ("NOLs") and other tax attributes which could be limited if there is a subsequent change of ownership. If the Company were to have a change of ownership within the meaning of Internal Revenue Code ("IRC") Sections 382 and 383, its NOLs and other tax attributes could be limited to an amount equal to its market capitalization at the time of the ownership change multiplied by the federal long-term tax exempt-rate. The Company cannot provide any assurance that such an ownership change will not occur, in which case the availability of the Company's NOLs and other tax attributes could be significantly limited or possibly eliminated. Certain tax benefit preservation provisions of its corporate documents could delay or prevent a change of control, even if that change would be beneficial to stockholders.

Market Related Risk Factors

The Company is subject to significant foreign currency risks and foreign exchange exposure

As a result of Visteon's global presence, a significant portion of the Company's revenues and expenses are denominated in currencies other than the U.S. dollar. The Company is therefore subject to foreign currency risks and foreign exchange exposure. The Company's primary exposures are to the Brazilian real, British pound, Bulgarian Lev, Chinese renminbi, euro, Indian rupee, Japanese yen, Korean won, Mexican peso, and Thai bhat. While we typically hedge our foreign currency exposure, volatility in certain exchange rates could adversely impact Visteon's financial results and comparability of results from period to period.

General Risk Factors

A disruption to the Company's infrastructure of information technology systems, or those of our customers, suppliers, sub-suppliers, partners, service providers or other contract parties, including because of cyberattack, could adversely affect its business and financial performance

The Company relies on the accuracy, capacity, and security of its infrastructure and information technology systems to conduct its business. The Company's systems have in prior years and could in the future be breached, damaged, taken over, or otherwise interrupted by a system failure, cyberattack, malicious computer software (including malware or ransomware), unauthorized physical or electronic access, or other natural or man-made incidents or disasters. For example, on July 3, 2023, the Company experienced a disruption of certain IT services and assets at its third-party data center provider that resulted in some IT services experiencing interruptions and loss of data and on December 15, 2024, several servers at a single plant in China were encrypted but the Company’s response plans including back-up restoration negated any material impact to the Company. These types of events have occurred with more frequency within our industry and are expected to continue (and possibly increase) moving forward. Any of these events could result in, amongst other things, the following to the Company or its customers, suppliers, sub-suppliers, or other contract parties: (i) a business disruption, including plant operations, (ii) theft of intellectual property, including trade secrets, or (iii) unauthorized access to personal information, including employee or end consumer personal information. Although the Company has placed a high priority on cybersecurity and continues to enhance (through investments) our controls, processes and practices designed to protect our operational systems and products from a breach, the Company’s actions may not be quick enough to fully protect our operational systems and products against all vulnerabilities, including technologies developed to bypass our security measures. In addition, the company’s employees or customers may accidentally provide their access credentials or other sensitive information to bad actors who could gain access to our secure systems and networks. Nothing ensures that the Company’s actions or investments to improve its systems, products, processes and risk management framework or remediate vulnerabilities will be sufficient or deployed quickly enough to prevent or limit the impact of any breach. Undetected or unrecognized breaches also create a risk to the Company since it takes time to first discover the breach and then patch the vulnerability. The Company also cannot anticipate all the various methods of attacks and have defenses prepared in advance against these types of attacks, and it cannot predict the extent, frequency or impact these attacks may have. To the extent a breach occurs as noted above, or data is lost, destroyed, or inappropriately used or disclosed, such disruptions could lead to legal claims against the Company and adversely affect the Company’s competitive position, reputation, relationships with customers, financial condition, operating results, and cash flows and/or subject us to regulatory actions, including those contemplated by data privacy laws and regulations. Moreover, the Company may be required to incur significant costs to protect against the damage caused by these disruptions or security breaches in the future. The Company is also dependent on the security measures implemented by our customers, suppliers, and other third-party service providers to protect their own systems, infrastructures, and products. A breach that impacts any of these third-parties' systems could result in unauthorized access to the Company’s or its customers' or suppliers' sensitive data or the Company’s own information technology systems. It could also cause the Company to be non-compliant with applicable laws, subject us to legal claims, disrupt our operations, damage our reputation, or cause a loss of confidence in our products or services, any of which could adversely affect our financial condition, operating results, or cash flow. In addition, if the content, analyses, or recommendations that A.I. programs assist in producing are or are alleged to be deficient, inaccurate, or biased, then the Company’s business, financial condition, and results of operations and our reputation may be adversely affected.

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

Climate change, climate change regulations, and greenhouse gas effects could adversely impact the Company’s operations and markets

Climate‑related regulation, disclosure requirements, and stakeholder expectations in the United States and globally continue to evolve and may increase the Company’s costs, compliance obligations, and operational risks. Governments at the federal, state, and international levels have adopted, or are considering, laws and regulations addressing greenhouse gas emissions, climate‑related disclosures, energy use, and supply‑chain transparency. Failure to comply with any legislation or regulation could result in substantial fines, criminal sanctions, or operational changes. Moreover, even without such legislation or regulation, increased awareness of, or any adverse publicity regarding, the effects of greenhouse gases could harm the Company’s reputation or reduce customer demand for its products and services. Automakers have also started implementing climate-related initiatives and objectives each year with their suppliers, and such actions are expected to continue in the future. If the Company is unable to meet these new requirements in the future through improved operating efficiencies, new manufacturing processes, sourcing alternatives, and other sustainability initiatives, the Company’s business could be adversely affected.

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

Item 1B.    Unresolved Staff Comments

None

Item 1C.    Cybersecurity

Governance

Responsibility for assessing and managing cybersecurity risk includes, but is not limited to, input from our Board of Directors, including the Audit Committee of the Board (the “Audit Committee”), senior management and the Crisis Management Team -a cross functional task force comprised of representatives from key corporate and operational functions. These groups devote significant resources to cybersecurity and the risk management processes to adapt to the evolving threat landscape.

Visteon’s internal cyber and information security team oversees and collaborates with external service providers using the National Institute of Standards and Technology (“NIST”) framework to support a layered cybersecurity strategy focused on prevention, detection, mitigation, and remediation of cybersecurity matters. The Chief Information Officer (“CIO”) is responsible for developing and implementing our information security program and reporting on cybersecurity matters to the

Audit Committee and the full Board. The CIO has over 20 years of experience in cybersecurity oversight, and our internal team includes professionals with industry-recognized certifications such as Certified Information Systems Security Professional ("CISSP") and Certified in Risk and Information Systems Control ("CRISC").

The Audit Committee receives quarterly updates on material risks from cybersecurity threats, cybersecurity status, including threat detection, incident response readiness, and strategic roadmap progress. At least twice per year, the full Board reviews key performance indicators, test results, remediation actions, and emerging threats. Management regularly reports cybersecurity risk information to the Board and its committees.

Risk Management, Strategy and Testing

Our cybersecurity risk management program is integrated into Visteon’s Enterprise Risk Management framework and incorporates external expertise through third-party providers for threat intelligence, monitoring, forensics, and advisory services. Visteon engages a managed security service provider to augment its cyber and information security team and to provide additional monitoring capabilities. Visteon’s cyber and information security team reviews enterprise risk management-level cybersecurity risks regularly, and key cybersecurity risks are incorporated into the annual corporate-wide Enterprise Risk Management assessment. We maintain company-wide policies and procedures addressing cybersecurity matters, including encryption standards, endpoint protection, security monitoring, remote access, access control, and the use of confidential information. Visteon has obtained Trusted Information Security Assessment Exchange (“TISAX”) certification labels at multiple global locations.

We periodically perform simulations and tabletop exercises at the management level and incorporate external advisors as needed. All employees complete mandatory cybersecurity training and have access to additional modules throughout the year. Our defenses are regularly tested through technical simulations, including red team/blue team exercises, and operational policy reviews with third-party experts. At the management level, our cyber and information security team regularly monitors alerts and meets to discuss threat levels, trends and remediation. Our cyber and information security team conducts regular reviews of third-party hosted applications with a specific focus on any sensitive data shared with third parties. Internal audit collaborates with business owners to review user access and obtain System and Organization Controls (“SOC”) reports from vendors hosting sensitive data. Where SOC reports are unavailable, we take additional steps to assess vendor cybersecurity preparedness.

For certain products more susceptible to cybersecurity threats, we apply additional risk assessments and management processes aligned with customer requirements and industry standards, including ISO 21434 for road vehicle cybersecurity engineering. Product-level cybersecurity management is led by a dedicated team within engineering, which reports at least twice per year to the Technology Committee of the Board.

The Company has from time-to-time experienced threats to and breaches of its data and systems, including malware attacks. However to date, cybersecurity risks have not materially affected our business strategy, operations, or financial condition. Despite our extensive approach, we may not be successful in preventing or mitigating a cybersecurity incident that could have a material adverse effect on the Company or its stakeholders. See Item 1A, “Risk Factors,” for additional discussion of cybersecurity risks.

Item 2.    Properties

The Company's principal executive offices are located in Van Buren Township, Michigan. At December 31, 2025, the Company and its consolidated subsidiaries owned or leased:

•35 corporate offices, technical and engineering centers and customer service centers in 17 countries around the world, all of which were leased.
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

Item 4.Mine Safety Disclosures

None

Item 4A. Information about Our Executive Officers
The following table shows information about the executive officers of the Company as of February 1, 2026:

Name	Age	Position
Sachin S. Lawande	58	Director, President and Chief Executive Officer
Jerome J. Rouquet	58	Senior Vice President and Chief Financial Officer
Colleen E. Myers	50	Vice President and Chief Accounting Officer
Brett D. Pynnonen	57	Senior Vice President and Chief Legal Officer
Joao Paulo Ribeiro	56	Senior Vice President, Operation, Supply Chain, and Procurement
Qais M. Sharif	63	Senior Vice President, and General Manager of the Americas
Kristin E. Trecker	60	Senior Vice President and Chief People Officer
Robert R. Vallance	65	Senior Vice President, Product Lines, China, and APAC Supplier Strategy

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
Colleen E. Myers has been Visteon’s Vice President and Chief Accounting Officer since January 2024. Prior to the appointment, she was Assistant Controller since May 2021 and Senior Manager, Reporting and Consolidations since joining the Company in June 2015. Prior to joining Visteon, she worked at Masco Corporation holding supervisory positions of increasing responsibility in financial reporting and internal audit. Ms. Myers is a certified public accountant.
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

Robert R. Vallance has been Visteon’s Senior Vice President, Product Lines, China and APAC Supplier Strategy since January 2025. Prior to that he was Senior Vice President of Global Customer Business Groups, New Technology Product Lines, and General Manager APAC Region since January 2022 and Senior Vice President, Customer Business Groups since December 2016. He also served as Vice President, Customer Business Groups upon rejoining the Company in July 2014. From February 2008 to June 2014, he served as Vice President, Electronics Business Group of Johnson Controls, Inc., an automotive supplier. Prior to that, he spent 23 years at Ford Motor Company and Visteon in product development, program and commercial management, strategy and planning, product marketing, and manufacturing.

Part II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
The Company's common stock, $0.01 par value per share, trades on the Nasdaq Global Select Market under the symbol "VC". As of February 6, 2026, the Company had 2,351 shareholders of record.
During 2025, the Board declared two quarterly cash dividends, each of $0.275 per share, paid on September 5 and December 5 to shareholders of record as of August 18 and November 18, respectively. Cash dividends totaled $15 million for the year ended December 31, 2025. No dividends were paid in 2024.

The Company’s Board evaluates the Company’s dividend policy based on all relevant factors. The Company’s credit agreements limit the amount of cash payments for dividends that may be made. Additionally, the ability of the Company’s subsidiaries to transfer dividends is subject to various restrictions, including regulatory requirements and governmental restraints.
No sales of the Company’s common stock were made by or on behalf of the Company or an affiliated purchaser during the fourth quarter of 2025.
On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. Under this program, the Company will repurchase shares at the prevailing market prices pursuant to specified share price and daily volume limits. As of December 31, 2025, the Company has $74 million of authorized purchases of common stock remaining.
The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the fourth quarter of 2025.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
October 1 to October 31, 2025	174,950	$106.63	174,950	$105
November 1 to November 31, 2025	184,842	$103.68	184,842	$86
December 1 to December 31, 2025	121,871	$99.95	121,871	$74
Total	481,663	$103.81	481,663	$74
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

Performance Graph
The following graph compares the cumulative total stockholder return from December 31, 2020 through December 31, 2025, for Visteon's existing common stock, the S&P 500 Index and the Dow Jones U.S. Auto Parts Index. The graph below assumes that $100 was invested on December 31, 2020 in each of the Company's common stock, the stocks comprising the S&P 500 Index and the stocks comprising the Dow Jones U.S. Auto Parts Index, and that all dividends have been reinvested.

	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Visteon Corporation	$100.00	$88.54	$104.24	$99.50	$70.69	$77.04
Dow Jones U.S. Auto Parts Index	$100.00	$119.82	$86.99	$85.80	$65.37	$74.11
S&P 500	$100.00	$126.89	$102.22	$126.99	$156.59	$182.25
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

Executive Summary
Strategic Priorities
Visteon is a global automotive technology company serving the mobility industry, dedicated to creating more enjoyable, connected, and safe driving experiences. The Company's platforms leverage proven, scalable hardware and software solutions that enable the digital, electric, and autonomous evolution of its global automotive customers. The automotive mobility market is expected to grow faster than underlying vehicle production volumes as the vehicle shifts from analog to digital, incorporates increased connectivity through onboard computing, software and cloud-enabled features, and includes more advanced safety features.

The Company has laid out the following strategic priorities:
•Technology Innovation - The Company is an established global leader in cockpit electronics and is positioned to provide solutions as the industry transitions to the next generation automotive cockpit experience. The cockpit is becoming fully digital, connected, automated, and voice enabled. The Company's broad portfolio of digital cockpit and electrification electronics positions Visteon to support these macro trends in the automotive industry.

•Long-Term Growth - The Company has continued to win business at a rate that exceeds current sales levels by demonstrating product quality, technical and development capability, new product innovation, reliability, timeliness, product design, manufacturing capability, and flexibility, as well as overall customer service.
•Balanced Capital Allocation with a Strong Balance Sheet - The Company continues to maintain a strong balance sheet to withstand near-term industry volatility and support a balanced capital allocation framework. The Company is primarily focused on allocating capital to high-returning organic initiatives that increase internal capabilities, attractive inorganic growth opportunities, and returning capital to shareholders. In March 2023, the Company announced a $300 million share repurchase program maturing at the end of 2026. The Company has repurchased $226 million of Company common stock under this program. During the year ended December 31, 2025, the Company paid a total of $15 million of quarterly cash dividends. During the year ended December 31, 2025, Visteon paid a net cash outlay of $50 million on inorganic growth to acquire a user experience electronics engineering consulting and consumer research company.

Financial Results

The pie charts below highlight the sales breakdown for Visteon for the year ended December 31, 2025.

*Regional sales are based on the geographic region where sale originates and not where customer is located (excludes inter-regional eliminations).
Global Automotive Market Conditions and Production Levels

Global light-vehicle production rose approximately 4% in 2025, based on January 2026 S&P Global data, while production volumes for the Company’s key customers decreased around 1%. In North America, retail demand remained resilient with U.S. seasonally adjusted retail sales above 16 million units in 2025, although electric-vehicle (“EV”) purchases softened in the fourth quarter following accelerated buying activity ahead of expiring tax credits. Industry production declined slightly, and production at the Company’s major customers declined at a slightly higher rate. In Europe, industry production decreased slightly compared to the prior year, while production at the Company’s top customers declined at a higher rate. Jaguar Land Rover (“JLR”) production was down significantly as operations were temporarily suspended during September and the company slowly ramped up production in the fourth quarter. In China, production increased by 10%, supported by continued share gains of domestic OEMs, and production at the Company’s key customers increased year over year but continued to lag the broader market due to ongoing shifts in OEM mix.

For the full year 2026, S&P Global expects global light-vehicle production to decrease slightly compared to 2025, and production volumes for the Company’s key customers are anticipated to decline by a low-single-digit percentage. Market conditions remain mixed across regions, with retail demand in the U.S. remaining stable, though sales of EVs are expected to decline due to the recent expiration of certain tax credits. Retail demand in Europe is forecasted to increase slightly, while retail demand in China is forecasted to decline marginally due to recent changes in government incentives. In 2026, memory chip market conditions may create cost pressures and have the potential to affect industry production volumes, as memory supplier capacity is increasingly allocated to support growth in data center infrastructure. The impact of tariffs on the automotive industry remains uncertain, with the potential to increase production costs and weigh on future vehicle volumes; however, the effects have been minimal to date.

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

Company Highlights

In 2025, Visteon continued to progress on its long-term growth strategy, making meaningful progress across product development, customer expansion, operational execution, and capital allocation, despite a challenging and uneven automotive environment.

Sales were $3,768 million, down 3% year over year, reflecting lower customer commodity price recoveries, continued market weakness in China and lower demand for its battery management system. Despite these headwinds, Visteon continued to outperform underlying customer production trends, supported by new product launches, strong performance in displays, and disciplined commercial execution. Net income attributable to Visteon was $201 million, reflecting a decline from the prior year due largely to a higher income tax provision driven primarily by changes in the Company's valuation allowance assessments, offset in part by lower restructuring costs and higher earnings from non‑consolidated affiliates. Adjusted EBITDA1 was $492 million reflecting continued operational discipline and effective cost management despite lower reported sales.

Strategic execution in 2025 was highlighted by strong new business momentum including next-generation cockpit technologies. During the year, Visteon secured $7.4 billion of new business awards across its product portfolio, reflecting broad-based customer demand for digital cockpits and advanced displays. Notably, the Company secured two SmartCore™ high-performance computing (“HPC”) program awards, reinforcing customer confidence in the scalability of its cockpit domain controller architecture and its ability to support increased software content and advanced in-cabin functionality. The 2025 business wins of $7.4 billion included $3.6 billion of new display wins across 17 OEM customers. The Company also launched 18 new display products and expanded beyond its core markets, securing $1.1 billion of new business in two-wheeler and commercial vehicle applications.

Operationally, in 2025 Visteon delivered its fifth consecutive year of positive net income attributable to Visteon, by generating $201 million. While net income attributable to Visteon declined year‑over‑year driven primarily by changes in the Company's valuation allowance assessments, underlying profitability remained solid, supported by strong operational performance. Solid gross margin performance, disciplined cost actions, and continued commercial execution enabled the Company to maintain strong net income despite lower sales and industry volatility. The Company delivered its fifth consecutive year of Adjusted EBITDA1 margin expansion, reflecting strong cost performance and disciplined commercial management.

In parallel with these commercial and operational achievements, Visteon generated strong cash flow from operations during the year, reflecting the strength of its earnings profile, disciplined working capital management, and capital efficiency. The Company also maintained a balanced approach to capital allocation, returning approximately $70 million to shareholders through share repurchases and dividends while also completing a second engineering services acquisition to further strengthen its capabilities.

Taken together, these achievements demonstrate Visteon’s ability to execute across its strategic priorities, deliver measurable financial and operational results, and position the Company for sustained long-term growth.

1 Adjusted EBITDA is a Non-GAAP financial measure, as defined below.

Results of Operations

Year ended December 31, 2025 Compared to Year ended December 31, 2024

The Company's consolidated results of operations for the years ended December 31, 2025 and 2024 were as follows:

	Year Ended December 31,
(In millions)	2025	2024	Change
Net sales	$3,768	$3,866	$(98)
Cost of sales	(3,236)	(3,335)	99
Gross margin	532	531	1
Selling, general and administrative expenses	(202)	(207)	5
Restructuring, net	(8)	(32)	24
Interest income (expense), net	9	2	7
Equity in net (loss) income of non-consolidated affiliates	8	(3)	11
Other income (expense), net	(1)	7	(8)
Income (loss) before income taxes	338	298	40
Benefit from (provision for) income taxes[2]	(125)	8	(133)
Net income (loss)[2]	213	306	(93)
Less: Net (income) loss attributable to non-controlling interests	(12)	(10)	(2)
Net income (loss) attributable to Visteon Corporation[2]	$201	$296	$(95)
Adjusted EBITDA[1]	$492	$474	$18
[1]Adjusted EBITDA is a Non-GAAP financial measure, as defined below.
[2]Amounts shown reflect the change in accounting principle related to the method for assessing the realizability of U.S. deferred tax assets described in Note 1. "Summary of Significant Accounting Policies" within Part II, Item 8, “Financial Statements and Supplementary Data.”

Net Sales and Cost of Sales

(In millions)	Net Sales	Cost of Sales	Gross Margin
December 31, 2024	$3,866	$(3,335)	$531
Volume, mix, and net new business	(106)	85	(21)
Customer pricing, net	(141)	—	(141)
Currency	1	—	1
Engineering costs, net	—	(35)	(35)
Cost performance, design changes, and other	148	49	197
December 31, 2025	$3,768	$(3,236)	$532

Net sales for the year ended December 31, 2025 totaled $3,768 million, which represents a decrease of $98 million compared with 2024. Volumes and net new business decreased net sales by $106 million. Customer pricing decreased net sales by $141 million as a result of annual price reductions and lower customer recoveries due to improving supply chain dynamics. Currency increased sales by $1 million due to increases in the euro and Thai baht which were partially offset by decreases in the Indian rupee and Brazilian real. Other cost performance, design changes and other increased net sales by $148 million primarily due to one-time items and sales from the recently acquired engineering services companies.

Cost of sales decreased $99 million for the year ended December 31, 2025, when compared with 2024. Volume, mix and net new business decreased cost of sales by $85 million. Net engineering costs, excluding currency, increased cost of sales by $35 million primarily driven by recently acquired engineering services companies. Currency impacts were flat due to increases in the Mexican peso and euro which were offset by a decrease in the Brazilian real. Cost performance, design changes and other items decreased cost of sales by $49 million primarily due to operational efficiencies.

A summary of net engineering costs is shown below:

	Year Ended December 31,
(In millions)	2025	2024
Gross engineering costs	$(364)	$(334)
Engineering recoveries	144	143
Engineering costs, net	$(220)	$(191)

Gross engineering costs relate to forward model program development and advanced engineering activities and services. Net engineering costs of $364 million for the year ended December 31, 2025, including the impacts of currency, were $29 million higher than the same period of 2024. The increase is primarily due to recent engineering services acquisitions, partially offset by lower personnel cost and favorable impacts from currency.
Selling, General, and Administrative Expenses
Selling, general, and administrative expenses were $202 million, 5.4% of net sales, and $207 million, 5.4% of net sales, for the years ended December 31, 2025 and 2024, respectively. Expenses decreased during 2025 due to lower bad debt expense, partially offset by the impact of currency due to increases in the euro.

Restructuring, net
The Company recorded $8 million and $32 million of net restructuring expense for the years ended December 31, 2025 and 2024, respectively. These expenses are primarily related to employee severance. The decrease is primarily related to the non-recurrence of the third quarter 2024 restructuring program.

Interest, Net

Net interest income for the year ended December 31, 2025, was $9 million, compared to interest income of $2 million in the same period 2024. The increase in interest income, net of expense, during 2025 is due to interest income on increased cash balances and decreased interest expense due to a lower principal debt balance and lower interest rates on debt.
Equity in Net Income of Non-Consolidated Affiliates
Equity in net income of non-consolidated affiliates was income of $8 million and a loss of $3 million for the years ended December 31, 2025 and 2024, respectively. The increased income is due to increased net operating profits at affiliates.

Other Income (Loss), Net
Other income (loss), net consists of the following:

	Year Ended December 31,
(In millions)	2025	2024
Pension financing benefits, net	$8	$11
Pension settlement and curtailment	(7)	(4)
Other gains (costs)	(2)	—
	$(1)	$7

Pension financing benefits, net decreased due to lower expected return on assets related to employee benefit plans.

During the year ended December 31, 2025, the Company entered into an annuity contract to transfer a portion of its U.S. defined benefit pension obligations to a third‑party insurer, resulting in a settlement loss of $7 million.

During the year ended December 31, 2024 the Company incurred settlement and curtailment losses of $4 million related to an early buyout of individuals in the U.S. defined benefit plan.

Income Taxes

The Company recorded an income tax provision of $125 million for the year ended December 31, 2025, compared to a $8 million income tax benefit in 2024. The year‑over‑year change of $133 million was driven primarily by changes in the Company’s valuation allowance assessments.

During the fourth quarter of 2025, the Company updated its forward‑looking profitability projections and reassessed the expected utilization of its deferred tax carryforward attributes using the tax law ordering approach, consistent with the change in accounting principle described in Note 1, "Summary of Significant Accounting Policies" within Part II, Item 8, “Financial Statements and Supplementary Data." This reassessment reflected the estimated impacts of the One Big Beautiful Bill Act (the “Act”) and refinements to state-level valuation allowance estimates. As a result, the Company recognized a combined $55 million of discrete income tax expense during 2025. Also in the fourth quarter of 2025, the Company concluded that certain deferred tax assets in Germany and Brazil were more likely than not to be realized, resulting in a $20 million non‑cash tax benefit.

In 2024, the Company determined that additional deferred tax assets in the U.S. and Germany were more likely than not to be realized, resulting in non‑cash tax benefits of $71 million and $7 million, respectively. The net year‑over‑year change in valuation allowance adjustments contributed $113 million to the increase in income tax expense. The remaining $20 million increase is primarily attributable to the overall increase in pretax income, including changes in the mix of earnings and differing tax rates between jurisdictions, withholding taxes, and uncertain tax positions.

For additional information regarding the Company’s valuation allowances, see Note 14, "Income Taxes" within Part II, Item 8, “Financial Statements and Supplementary Data.”

Adjusted EBITDA1

The Company defines Adjusted EBITDA1 as net income attributable to the Company adjusted to eliminate the impact of depreciation and amortization, non-cash stock-based compensation expense, provision for income taxes, net interest expense, net income attributable to non-controlling interests, restructuring and impairment expense, equity in net income of non-consolidated affiliates, and other gains and losses not reflective of the Company's ongoing operations.

Adjusted EBITDA1 is presented as a supplemental measure of the Company's financial performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company's operating activities across reporting periods. Not all companies use identical calculations and, accordingly, the Company's presentation of Adjusted EBITDA1 may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA1 is not a recognized term under U.S. generally accepted accounting principles ("GAAP") and does not purport to be a substitute for net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA1 has limitations as an analytical tool and is not intended to be a measure of cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments, and debt service requirements. The Company uses Adjusted EBITDA1 as a factor in incentive compensation decisions and to evaluate the effectiveness of the Company's business strategies. In addition, the Company's credit agreements use measures similar to Adjusted EBITDA1 to measure compliance with certain covenants.

The reconciliation of Adjusted EBITDA1 to net income attributable to Visteon for the years ended December 31, 2025 and 2024 is as follows:

	Year Ended December 31,
(In millions)	2025	2024	Change
Net income (loss) attributable to Visteon Corporation[2]	$201	$296	$(95)
Depreciation and amortization	109	96	13
Restructuring, net	8	32	(24)
Provision for (benefit from) income tax[2]	125	(8)	133
Non-cash, stock-based compensation expense	45	41	4
Interest (income) expense, net	(9)	(2)	(7)
Net income (loss) attributable to non-controlling interests	12	10	2
Equity in net loss (income) of non-consolidated affiliates	(8)	3	(11)
Other, net	9	6	3
Adjusted EBITDA[1]	$492	$474	$18
[1]Adjusted EBITDA is a Non-GAAP financial measure, as defined above.
[2]Amounts shown reflect the change in accounting principle related to the method for assessing the realizability of U.S. deferred tax assets described in Note 1, "Summary of Significant Accounting Policies" within Part II, Item 8, “Financial Statements and Supplementary Data.”

Adjusted EBITDA1 was $492 million for the year ended December 31, 2025, an increase of $18 million compared to 2024. Strong cost performance, disciplined commercial actions, and favorable one‑time items, partially offset by higher warranty expense and the negative effects of volume and net new business, resulted in a net benefit of approximately $195 million. This improvement was offset by a $141 million reduction from customer pricing and lower recoveries as supply‑chain conditions normalized. Adjusted EBITDA1 was further impacted by $35 million of higher net engineering costs and $1 million unfavorable foreign currency effect, primarily from movements in the euro and Thai baht, partially offset by the Indian rupee.

Results of Operations

Year ended December 31, 2024 Compared to Year ended December 31, 2023

During the fourth quarter of 2025, the Company elected to change its accounting method for assessing the realizability of U.S. deferred tax assets from the incremental cash tax savings method to the tax‑law‑ordering method. This change is further described in Note 1, "Summary of Significant Accounting Policies", to the consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10‑K.

For a complete analysis of our financial condition and results of operations for fiscal year 2024, including the comparison to fiscal year 2023, refer to Part II, Item 7 of our Annual Report on Form 10‑K for the year ended December 31, 2024, filed with the Securities and Exchange Commission on February 18, 2025. The discussion presented below addresses only those sections with relevant updates resulting from the change in accounting principle.

The Company's consolidated results of operations for the years ended December 31, 2024 and 2023 were as follows.

	Year Ended December 31,
(In millions)	2024	2023	Change
Net sales	$3,866	$3,954	$(88)
Cost of sales	(3,335)	(3,467)	132
Gross margin	531	487	44
Selling, general and administrative expenses	(207)	(207)	—
Restructuring, net	(32)	(5)	(27)
Interest income (expense), net	2	(7)	9
Equity in net (loss) income of non-consolidated affiliates	(3)	(10)	7
Other income (expense), net	7	(1)	8
Income (loss) before income taxes	298	257	41
Benefit from (provision for) income taxes[2]	8	330	(322)
Net income (loss)[2]	306	587	(281)
Less: Net (income) loss attributable to non-controlling interests	(10)	(19)	9
Net income (loss) attributable to Visteon Corporation[2]	$296	$568	$(272)
Adjusted EBITDA[1]	$474	$434	$40
[1]Adjusted EBITDA is a Non-GAAP financial measure, as defined above.
[2]Amounts shown reflect the change in accounting principle related to the method for assessing the realizability of U.S. deferred tax assets described in Note 1, "Summary of Significant Accounting Policies" within Part II, Item 8, “Financial Statements and Supplementary Data.”

Income Taxes

The Company's benefit from income taxes was $8 million for year ended December 31, 2024, reflecting a $322 million increase compared to the $330 million benefit from income taxes in 2023. In the fourth quarter of 2023, the Company released $395 million from its deferred tax valuation allowance related to U.S. federal and certain state deferred tax assets. In 2024, the Company determined that additional U.S. deferred income tax assets were more likely than not to be realized resulting in a $71 million non-cash tax benefit.

Adjusted EBITDA1

The Company defines Adjusted EBITDA1 as net income attributable to the Company adjusted to eliminate the impact of depreciation and amortization, non-cash stock-based compensation expense, provision for income taxes, net interest expense, net income attributable to non-controlling interests, restructuring and impairment expense, equity in net income of non-consolidated affiliates, and other gains and losses not reflective of the Company's ongoing operations.

Adjusted EBITDA1 is presented as a supplemental measure of the Company's financial performance that management believes is useful to investors because the excluded items may vary significantly in timing or amounts and/or may obscure trends useful in evaluating and comparing the Company's operating activities across reporting periods. Not all companies use identical calculations and, accordingly, the Company's presentation of Adjusted EBITDA1 may not be comparable to other similarly titled measures of other companies. Adjusted EBITDA1 is not a recognized term under U.S. generally accepted accounting principles ("GAAP") and does not purport to be a substitute for net income as an indicator of operating performance or cash flows from operating activities as a measure of liquidity. Adjusted EBITDA1 has limitations as an analytical tool and is not intended to be a measure of cash flow available for management's discretionary use, as it does not consider certain cash requirements such as interest payments, tax payments, and debt service requirements. The Company uses Adjusted EBITDA1 as a factor in incentive compensation decisions and to evaluate the effectiveness of the Company's business strategies. In addition, the Company's credit agreements use measures similar to Adjusted EBITDA1 to measure compliance with certain covenants.

The reconciliation of Adjusted EBITDA1 to net income attributable to Visteon for the years ended December 31, 2024 and 2023 is as follows.

	Year Ended December 31,
(In millions)	2024	2023	Change
Net income (loss) attributable to Visteon Corporation[2]	$296	$568	$(272)
Depreciation and amortization	96	104	(8)
Restructuring, net	32	5	27
Provision for (benefit from) income tax[2]	(8)	(330)	322
Non-cash, stock-based compensation expense	41	34	7
Interest (income) expense, net	(2)	7	(9)
Net income (loss) attributable to non-controlling interests	10	19	(9)
Equity in net loss (income) of non-consolidated affiliates	3	10	(7)
Other, net	6	17	(11)
Adjusted EBITDA[1]	$474	$434	$40
[1]Adjusted EBITDA is a Non-GAAP financial measure, as defined above.
[2]Amounts shown reflect the change in accounting principle related to the method for assessing the realizability of U.S. deferred tax assets described in Note 1, "Summary of Significant Accounting Policies" within Part II, Item 8, “Financial Statements and Supplementary Data.”

Adjusted EBITDA1 was $474 million for the year ended December 31, 2024, representing an increase of $40 million when compared to 2023. Favorable volumes and mix, and the ongoing benefits of cost and commercial discipline increased Adjusted EBITDA1 by $37 million. Foreign currency decreased Adjusted EBITDA1 by $12 million, primarily attributable to the Brazilian real and Japanese yen, partially offset by the Mexican peso. Net engineering costs, excluding currency, increased Adjusted EBITDA1 by $15 million from favorable timing of recoveries.

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
Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of December 31, 2025, the Company’s corporate credit rating has been upgraded from BB to BB+ by Standard & Poor’s and from Ba2 to Ba1 by Moody's. See Note 11, "Debt" in the Company's consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures and intercompany load agreements. Affiliate working capital lines had availability of $150 million and the Company had $400 million of available credit under the revolving credit facility as of December 31, 2025.

Cash Balances
As of December 31, 2025, the Company had total cash and equivalents of $773 million, including $2 million of restricted cash and $104 million of cash attributable to the Company's joint venture partners should the Company elect to issue cash dividends.

Cash balances totaling $573 million were located in jurisdictions outside of the U.S., of which approximately $235 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017. However, the Company would be required to accrue additional tax expense primarily related to foreign withholding taxes.

Other Items Affecting Liquidity
During 2025, the Company returned capital to shareholders through both dividends and share repurchases, paying $15 million in quarterly cash dividends and repurchasing 555,997 shares at an average price of $101.70, totaling $57 million. Decisions regarding future dividends remain at the sole discretion of the Board of Directors and will depend on a range of factors, including general economic conditions, the Company’s financial performance, available liquidity, capital requirements, regulatory considerations, and other relevant matters. These actions reflect the Company’s ongoing commitment to shareholder returns and form an integral part of its broader capital allocation strategy.

During the year ended December 31, 2025, cash contributions to the Company's defined benefit plans were $17 million related to its U.S. plans and $7 million related to its non-U.S. plans. Additionally, the Company expects to make contributions to its U.S. and Non-US defined benefit pension plans of $3 million and $8 million, respectively during 2026.

During the year ended December 31, 2025, the Company paid $15 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is provided in Note 4, "Restructuring" in the Company's consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

The Company has committed to make investments totaling $20 million in multiple entities principally focused on the automotive sector pursuant to limited partnership agreements. As of December 31, 2025, the Company has contributed $15 million toward the aggregate investment commitments. As a limited partner in each entity, the Company will periodically make capital contributions toward the total commitment amount.

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. Under this program, the Company will repurchase shares at the prevailing market prices pursuant to specified share price and daily volume limits. During the year ended December 31, 2025, the Company purchased 555,997 shares at an average price of $101.70 related to this program totaling $57 million. As of December 31, 2025, the Company has $74 million of authorized purchases of common stock remaining.

Purchase Obligations

As of December 31, 2025, the Company has contractual purchase obligations of approximately $44 million through 2029.

Leases

The Company has operating leases primarily for corporate offices, technical and engineering centers, vehicles, and certain equipment with future lease obligations ranging from 2026 to 2037. Additional discussion regarding the Company's leasing activities is provided in Note 9, "Leases" in the Company's consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Taxes

The Company may be required to make significant cash outlays related to its unrecognized tax benefits, including interest and penalties. As of December 31, 2025, the Company had unrecognized tax benefits, including interest and penalties, that would be expected to result in a cash outlay of $23 million. The Company further expects that it is reasonably possible that the anticipated settlement of an ongoing bilateral Advance Pricing Agreement (“APA”) with the U.S. Internal Revenue Service and the India Tax Authority (“ITA”) could result in payment to the ITA in the range of $10 to $15 million (including interest) by the end of 2026. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the timing of cash settlement, if any, for its remaining unrecognized tax benefits with the respective taxing authorities.

For further information related to the Company’s unrecognized tax benefits, see Note 14, “Income Taxes” within Part II, Item 8, “Financial Statements and Supplementary Data.” to the consolidated financial statements included in this Report.

Cash Flows

Operating Activities

The Company generated $410 million of cash from operating activities during 2025, compared with $427 million in 2024. Cash from operations benefited from strong operating performance including solid profitability and working capital management. The year‑over‑year change was driven primarily by higher cash tax payments of $25 million and increased incentive compensation of $13 million.

Investing Activities

Net cash used by investing activities was $181 million and $189 million during the years ended December 31, 2025 and 2024, respectively. The $8 million decrease in cash used by investing activities compared to the prior year is primarily due to decreased capital expenditures of $4 million and the decrease in acquisition of businesses, net of cash acquired, of $5 million.

Financing Activities
Net cash used by financing activities was $116 million and $100 million for during the years ended December 31, 2025 and 2024, respectively. This $16 million increase compared to the prior year is primarily attributable to cash paid for dividends to shareholders of $15 million.

Debt and Capital Structure
See "Liquidity" above and also see Note 11, "Debt" and Note 15, "Stockholders' Equity and Non-controlling Interests" to the Company's consolidated financial statements included in Item 8 of this Annual Report on Form 10-K for further information.

Fair Value Measurements
See Note 17, "Fair Value Measurements" to the Company's consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Change in Accounting Principle

Assessing Realizability of U.S. Deferred Tax Assets Accounting Method Change

During the fourth quarter of 2025, the Company changed its accounting method for assessing the realizability of its deferred tax assets and resulting valuation allowance from the incremental cash tax savings method to the tax-law-ordering methodology. The Company has determined that the tax-law-ordering methodology is preferable because it provides greater transparency regarding utilization of existing attributes and prioritizes existing attributes over future attributes. Refer to Note 1, “Summary of Significant Accounting Policies” to the Company's consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Critical Accounting Estimates
The Company’s significant accounting policies have been disclosed in the consolidated financial statements and accompanying notes under Note 1, “Summary of Significant Accounting Policies” to the Company's consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K. Certain policies relate to estimates that involve matters that are highly uncertain at the time the accounting estimate is made and different estimates or changes to an estimate could have a material impact on the reported financial position, changes in financial condition or results of operations. Such critical estimates are discussed below. For these, materially different amounts could be reported under varied conditions and assumptions. Other items in the Company's consolidated financial statements require estimation; however, in the Company's opinion, they are not as critical as those discussed below.
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
Amounts recorded in a business combination may change during the measurement period, which is a period not to exceed one year from the date of acquisition, as additional information about conditions existing at the acquisition date becomes available. The fair value of contingent consideration arrangements is remeasured annually until settlement, with changes in fair value recognized as Other income (loss). This remeasurement requires the use of significant estimates and assumptions, which vary based on the specific criteria of underlying each arrangement.

Acquisition costs are expensed as incurred and recorded in Other income (loss) on the income statement.

Revenue Recognition

Revenue is measured based on the transaction price and the quantity of parts specified in a contract with a customer. Discrete price adjustments may occur during the vehicle production period in order for the Company to remain competitive with market prices or based on changes in product specifications. Some of these price adjustments are non-routine in nature and require estimation. In the event the Company concludes that a portion of the revenue for a given part may vary from the purchase order, the Company records consideration at the most likely amount to which the Company expects to be entitled based on historical experience and input from customer negotiations. See Note 1, "Summary of Significant Accounting Policies” in the Company's consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Product Warranty and Recall
The Company accrues for warranty obligations for products sold based on management estimates, with support from the Company’s sales, engineering, quality, and legal functions, of the amount that eventually will be required to settle such obligations. These estimates consider several factors including contractual arrangements, past experience, current claims, production changes, industry developments, dealership repair practices, repair time and other relevant information available at the time the estimate is made. Management applies a consistent estimation approach that reflects the most supportable amount within the range of potential outcomes based on the information evaluated.

The Company accrues for product recall claims related to potential financial participation in customer actions to provide remedies associated with actual or threatened regulatory or court actions or the Company’s determination of the potential for such actions. These accruals are based on the specific facts and circumstances underlying each matter, with support from the Company’s engineering, quality, and legal functions and reflect management's best estimate of the obligations that will ultimately be incurred. See Note 19, "Commitments and Contingencies" in the Company's consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Restructuring
The Company accrues costs in connection with its restructuring of the engineering, administration, and manufacturing organizations. These accruals include estimates primarily related to employee headcount, local statutory benefits, and other employee termination costs. Actual costs may vary from these estimates. These accruals are reviewed on a quarterly basis and changes to restructuring actions are recognized when approved. See Note 4, “Restructuring” in the Company's consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.
Pension Plans
Certain Company employees participate in defined benefit pension plans or retirement/termination indemnity plans. The Company has approximately $50 million in unfunded net pension liabilities as of December 31, 2025, of which approximately $38 million and $12 million are attributable to U.S. and non-U.S. pension plans, respectively. The determination of the Company’s obligations and expense for its pension plans is dependent on assumptions set by the Company used by actuaries in calculating such amounts. Assumptions, including the discount rate, expected long-term rate of return on plan assets, and rate of increase in compensation, are described in Note 12, “Employee Benefit Plans” to the Company’s consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K, which are incorporated herein by reference.

Actual results that differ from assumptions used are accumulated and amortized over future periods and, accordingly, generally affect recognized expense in future periods. Therefore, assumptions used to calculate benefit obligations as of the annual measurement date directly impact the expense to be recognized in future periods. The primary assumptions affecting the Company’s accounting for employee benefits, as of December 31, 2025, are as follows:
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

	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Expected Rate of Return	7.06%	7.23%	2.00% - 10.60%	2.00% - 9.60%
Long-Term Rates of Return	7.97%	7.06%	2.00% - 11.35%	2.00% - 10.60%
Actual Rates of Return	12.81%	3.79%	5.36%	(3.33)%
The Company has set the long-term rates of return assumptions for its 2026 pension expense which range from 2.00% to 10.60% outside the U.S. and 7.06% in the U.S.
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

	U.S. Plans		Non-U.S. Plans
	2025	2024	2025	2024
Weighted Average Discount Rates	5.37%	5.09%	5.69%	5.06%
Discount Rates	5.37%	5.09%	1.60-11.60%	1.75 - 10.65%
While the Company believes that these assumptions are appropriate, significant differences in actual experience or significant changes in these assumptions may materially affect the Company’s pension benefit obligations and its future expense. The following table illustrates the sensitivity to a change in certain assumptions for Company sponsored U.S. and non-U.S. pension plans on its 2025 funded status and 2026 pretax pension expense.

	Impact on U.S. 2026 Pretax Pension Expense	Impact on U.S. Plan 2025 Funded Status	Impact on Non-U.S. 2026 Pretax Pension Expense	Impact on Non-U.S. Plan 2025 Funded Status
25 basis point decrease in discount rate (a)(b)	Less than -$1 million	-$11 million	Less than -$1 million	-$5 million
25 basis point increase in discount rate (a)(b)	Less than +$1 million	+$11 million	Less than +$1 million	+$5 million
25 basis point decrease in expected return on assets (a)	Less than +$1 million		Less than +$1 million
25 basis point increase in expected return on assets (a)	Less than -$1 million		Less than -$1 million
(a) Assumes all other assumptions are held constant.
(b) Excludes impact of assets used to hedge discount rate volatility.

Income Taxes
The Company’s income tax expense, deferred tax assets and liabilities, and liabilities for uncertain tax positions reflect management’s estimates of current and future tax obligations. Because the Company is subject to income taxation in the United States and numerous foreign jurisdictions, the determination of consolidated income tax expense requires significant judgment.

Deferred income taxes arise from temporary differences between the tax basis of assets and liabilities and their carrying amounts in the financial statements. In assessing the realizability of deferred tax assets in each jurisdiction, the Company evaluates all available positive and negative evidence, including historical and projected future taxable income, the expected timing of reversals of temporary differences, anticipated utilization of tax attribute carryforwards such as net operating losses and foreign tax credits, and available tax planning strategies.

Management’s estimates of future taxable income incorporate historical operating results, adjusted for non‑recurring items, together with forecasts of federal, state, and foreign pretax operating income. These projections require significant judgment and are consistent with the assumptions used to manage the Company’s operations. When the weight of available evidence indicates that it is more likely than not that a deferred tax asset will not be realized, the Company records a valuation allowance.

Effective December 31, 2025, the Company changed its method for assessing the realizability of U.S. deferred tax assets from an incremental cash‑tax‑savings approach to the tax‑law‑ordering approach. Management determined that the tax‑law‑ordering approach is preferable because it provides greater transparency regarding the expected utilization of existing tax attributes, prioritizes existing attributes over future attributes, aligns with prevailing practice, and is consistent with approaches publicly disclosed by peer companies. Under this approach, the Company evaluates whether existing U.S. tax carryforward deferred tax assets are expected to reduce future tax liabilities when utilized, rather than assessing realizability solely based on incremental cash‑tax savings. This change in accounting principle has been applied retrospectively. See Note 1, "Summary of Significant Accounting Policies" within Part II, Item 8, "Financial Statements and Supplementary Data" for additional information.

Prior to December 31, 2023, the Company maintained a full valuation allowance against its U.S. deferred tax assets due primarily to historical cumulative losses. As of December 31, 2023, after evaluating both positive and negative evidence, including projected future taxable income supported by objective and verifiable earnings history, the Company concluded that it was more likely than not that a substantial portion of its U.S. deferred tax assets would be realized, and accordingly released a portion of the valuation allowance.

As of December 31, 2025, deferred tax assets not expected to be realized primarily relate to (i) foreign tax credit carryforwards, as the Company has generated and expects to continue generating excess credits that are not expected to be utilized prior to expiration; (ii) certain U.S. research credit carryforwards expected to expire unused; and (iii) certain state net operating loss carryforwards expected to expire prior to utilization. The ultimate realization of deferred tax assets depends on the generation of sufficient taxable income during the periods in which deductible temporary differences reverse. In making this assessment, management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.

Based on historical taxable income and projected future taxable income over the periods in which deferred tax assets are expected to be realized, management believes it is more likely than not that the Company will realize the benefits of its deferred tax assets, net of existing valuation allowances.

See Note 14, "Income Taxes" in the Company's consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Recent Accounting Pronouncements
See Note 1, “Summary of Significant Accounting Policies” to the Company's consolidated financial statements under Part II, Item 8 of this Annual Report on Form 10-K for a discussion of recent accounting pronouncements.

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
•Significant or prolonged shortage of critical components from Visteon’s suppliers including, but not limited to semiconductors (including DRAM) and those components from suppliers who are sole or primary sources.
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
•Visteon’s ability to grow its business with Chinese domestics OEMs and to compete with Chinese domestic suppliers as they expand their market-share outside of China.
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
•Changes in economic conditions, currency exchange rates, interest rates, changes in foreign laws, regulations or trade policies, including export controls of certain parts or materials or political stability in foreign countries where Visteon procures materials, components, or supplies or where its products are manufactured, distributed, or sold.
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
•Changes in laws, tariffs, regulations, policies or other activities of governments, agencies and similar organizations, domestic and foreign, that may tax or otherwise increase the cost of, prohibit, or otherwise affect, the manufacture, licensing, distribution, sale, ownership, or use of Visteon’s or its suppliers' products or assets.
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
The hypothetical pretax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be approximately $22 million and $20 million for foreign currency derivative financial instruments as of December 31, 2025 and 2024, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.

Interest Rate Risk

See Note 18, "Financial Instruments" to the Company's consolidated financial statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Commodity Risk

The Company's exposures to market risk from changes in the price of production material are managed primarily through negotiations with suppliers and customers, although there can be no assurance that the Company will recover all such costs from customers. The Company continues to evaluate derivatives available in the marketplace and may decide to utilize derivatives in the future to manage select commodity risks if an acceptable hedging instrument is identified for the Company's exposure level at that time, as well as the effectiveness of the financial hedge among other factors.

Item 8.Financial Statements and Supplementary Data

Visteon Corporation and Subsidiaries

Report of Independent Registered Public Accounting Firm

To the stockholders and the Board of Directors of Visteon Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Visteon Corporation and subsidiaries (the "Company") as of December 31, 2025 and December 31, 2024, the related consolidated statements of operations, comprehensive income, cash flows, and changes in equity, for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and December 31, 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the UX Acquisition, which was acquired on May 31, 2025, and whose financial statements constitutes less than 4% of total assets and less than 1% of total revenues of the consolidated financial statement amounts as of and for the year ended December 31, 2025. Accordingly, our audit did not include the internal control over financial reporting at the UX Acquisition.

Change in Accounting Method

As discussed in Note 1 to the financial statements, during the fourth quarter of 2025, the Company changed its accounting method for assessing the realizability of its deferred tax assets and resulting valuation allowance from the incremental cash tax savings methodology to the tax-law-ordering methodology. This change in accounting method is also communicated as a critical audit matter below.

Basis for Opinions

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition – Non-routine price adjustments- Refer to Note 1 to the financial statements

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

Auditing non-routine price adjustments required a high degree of auditor judgment to evaluate the evidence available from customer negotiations.

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

•With the assistance of professionals in our firm with expertise in revenue recognition, we evaluated the Company’s conclusions for a non-routine price adjustment.

•We evaluated management’s process for estimating non-routine price adjustments by comparing current year adjustments to accruals established in prior periods.

•We made inquiries of Company executives responsible for customer relationships regarding customer negotiations and non-routine price adjustments.

Income Taxes – Change in accounting principle – Assessing realizability of deferred tax assets accounting method change - Refer to Notes 1 and 14 to the financial statements (also see change in accounting method paragraph above)

Critical Audit Matter Description

During the fourth quarter of 2025, the Company changed its accounting methodology for assessing the realizability of its deferred tax assets and resulting valuation allowance from the incremental cash tax savings methodology to the tax-law-ordering methodology. The Company has determined that the tax-law-ordering methodology is preferable because it provides greater transparency regarding utilization of existing attributes and prioritizes existing attributes over future attributes.

Auditing the preferability and application of the tax-law-ordering methodology accounting change to the assessment of the realizability of the Company’s deferred tax assets and resulting valuation allowance required a high degree of auditor judgment and an increased extent of effort, including the need to involve professionals in our firm with expertise in income taxes and our income tax specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the Company’s change in accounting principle to the tax-law-ordering methodology included the following, among others:

•We tested the effectiveness of controls over management’s evaluation of the preferability and application of the tax-law-ordering methodology.

•With the assistance of professionals in our firm with expertise in income taxes, we evaluated the Company’s conclusions that the tax-law-ordering methodology is preferable.

•With the assistance of our income tax specialists, we tested the application of the tax-law-ordering methodology, including the underlying data and assumptions used by management and the retroactive application of the change in the accounting method.

•We tested the completeness and accuracy of management’s calculation of the income tax expense.

•We evaluated the appropriateness of the Company’s disclosures related to the change in accounting method.

/s/ Deloitte & Touche LLP

Detroit, Michigan
February 19, 2026

We have served as the Company's auditor since 2022.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

	Year Ended December 31,
	2025	2024	2023
Net sales	$3,768	$3,866	$3,954
Cost of sales	(3,236)	(3,335)	(3,467)
Gross margin	532	531	487
Selling, general and administrative expenses	(202)	(207)	(207)
Restructuring, net	(8)	(32)	(5)
Interest expense	(13)	(15)	(17)
Interest income	22	17	10
Equity in net income (loss) of non-consolidated affiliates	8	(3)	(10)
Other income (loss), net	(1)	7	(1)
Income (loss) before income taxes	338	298	257
Benefit from (provision for) income taxes	(125)	8	330
Net income (loss)	213	306	587
Less: Net (income) loss attributable to non-controlling interests	(12)	(10)	(19)
Net income (loss) attributable to Visteon Corporation	$201	$296	$568

Basic earnings (loss) per share attributable to Visteon Corporation	$7.39	$10.72	$20.21

Diluted earnings (loss) per share attributable to Visteon Corporation	$7.28	$10.61	$19.93

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In millions)

	Year Ended December 31,
	2025	2024	2023
Net income (loss)	$213	$306	$587

Foreign currency translation adjustments (a)	68	(68)	15
Net investment hedge (a)	(10)	13	(7)
Benefit plans (a)	19	10	(51)
Unrealized hedging gains (losses) (a)	(4)	(1)	(1)
Other comprehensive income (loss) (a)	73	(46)	(44)
Comprehensive income	286	260	543
Comprehensive income attributable to non-controlling interests	19	16	16
Comprehensive income attributable to Visteon Corporation	$267	$244	$527
(a) These amounts are net of income tax effects.

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions)

	December 31,
	2025	2024
ASSETS
Cash and equivalents	$771	$623
Restricted cash	2	3
Accounts receivable, net	613	578
Inventories, net	269	283
Other current assets	130	109
Total current assets	1,785	1,596
Property and equipment, net	524	452
Intangible assets, net	222	152
Right-of-use assets	126	100
Investments in non-consolidated affiliates	29	27
Deferred tax assets	511	545
Other non-current assets	189	94
Total assets	$3,386	$2,966
LIABILITIES AND EQUITY
Short-term debt	$18	$18
Accounts payable	540	505
Accrued employee liabilities	122	107
Current lease liability	21	29
Other current liabilities	291	257
Total current liabilities	992	916
Long-term debt, net	283	301
Employee benefits	88	127
Non-current lease liability	109	78
Deferred tax liabilities	51	43
Other non-current liabilities	212	87
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of December 31, 2025 and 2024)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 26.8 and 27.2 million shares outstanding as of December 31, 2025 and December 31, 2024, respectively)	1	1
Additional paid-in capital	1,398	1,376
Retained earnings	2,838	2,652
Accumulated other comprehensive loss	(240)	(306)
Treasury stock	(2,429)	(2,390)
Total Visteon Corporation stockholders’ equity	1,568	1,333
Non-controlling interests	83	81
Total equity	1,651	1,414
Total liabilities and equity	$3,386	$2,966

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2025	2024	2023
Operating Activities
Net income	$213	$306	$587
Adjustments to reconcile net income (loss) to net cash provided from operating activities:
Depreciation and amortization	109	96	104
Non-cash stock-based compensation	45	41	34
Equity in net income of non-consolidated affiliates, net of dividends remitted	(1)	8	15
U.S. deferred tax benefit	55	(71)	(395)
Other non-cash items	5	9	(6)
Changes in assets and liabilities:
Accounts receivable	6	61	13
Inventories	30	1	52
Accounts payable	(4)	(32)	(130)
Other assets and other liabilities	(48)	8	(7)
Net cash provided from operating activities	410	427	267
Investing Activities
Capital expenditures, including intangibles	(133)	(137)	(125)
Acquisition of businesses, net of cash acquired	(50)	(55)	—
Loan provided to non-consolidated affiliate	—	(5)	—
Loan repayment from non-consolidated affiliate	—	5	—
Other, net	2	3	2
Net cash used by investing activities	(181)	(189)	(123)
Financing Activities
Principal repayment of term debt facility	(18)	(18)	(13)
Dividends paid to non-controlling interests	(21)	(12)	(29)
Cash paid for dividends	(15)	—	—
Repurchase of common stock	(57)	(63)	(106)
Stock based compensation tax withholding payments	(8)	(7)	(16)
Proceeds from the exercise of stock options	3	—	8
Net cash used by financing activities	(116)	(100)	(156)
Effect of exchange rate changes on cash	34	(30)	7
Net increase (decrease) in cash, equivalents, and restricted cash	147	108	(5)
Cash, equivalents, and restricted cash at beginning of the period	626	518	523
Cash, equivalents, and restricted cash at end of the period	$773	$626	$518

Supplemental Disclosures:
Cash paid for interest	$12	$14	$16
Cash paid for income taxes, net of refunds	$98	$73	$68

See accompanying notes to the consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2022	$1	$1,352	$1,788	$(213)	$(2,253)	$675	$99	$774
Net income	—	—	568	—	—	568	19	587
Other comprehensive income (loss)	—	—	—	(41)	—	(41)	(3)	(44)
Stock-based compensation, net	—	4	—	—	21	25	—	25
Shares repurchase	—	—	—	—	(107)	(107)	—	(107)
Cash dividends	—	—	—	—	—	—	(30)	(30)
December 31, 2023	$1	$1,356	$2,356	$(254)	$(2,339)	$1,120	$85	$1,205
Net income	—	—	296	—	—	296	10	306
Other comprehensive income (loss)	—	—	—	(52)	—	(52)	6	(46)
Stock-based compensation, net	—	20	—	—	12	32	—	32
Shares repurchase	—	—	—	—	(63)	(63)	—	(63)
Dividends payable	—	—	—	—	—	—	(7)	(7)
Cash dividends	—	—	—	—	—	—	(12)	(12)
Acquisition of non-controlling interest	—	—	—	—	—	—	(1)	(1)
December 31, 2024	$1	$1,376	$2,652	$(306)	$(2,390)	$1,333	$81	$1,414
Net income	—	—	201	—	—	201	12	213
Other comprehensive income (loss)	—	—	—	66	—	66	7	73
Stock-based compensation, net	—	22	—	—	18	40	—	40
Shares repurchase	—	—	—	—	(57)	(57)	—	(57)
Dividends payable	—	—	—	—	—	—	(4)	(4)
Cash dividends	—	—	(15)	—	—	(15)	(13)	(28)
December 31, 2025	$1	$1,398	$2,838	$(240)	$(2,429)	$1,568	$83	$1,651

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
Principles of Consolidation: The consolidated financial statements include the accounts of the Company and subsidiaries over which it exerts control. Investments in affiliates over which the Company does not exercise control, but does have the ability to exercise significant influence over operating and financial policies, are accounted for using the equity method. All intercompany profits, transactions, and balances have been eliminated.
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
Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after December 31, 2025 will be reflected in management's estimates for future periods.
Foreign Currency: We translate the assets and liabilities of foreign subsidiaries to United States (U.S.) dollars at end-of-period exchange rates. We translate the income statement elements of foreign subsidiaries to U.S. dollars at average-period exchange rates. We report the effect of translation for foreign subsidiaries that use the local currency as their functional currency as a separate component of stockholders' equity. Gains and losses resulting from the remeasurement of assets and liabilities in a currency other than the functional currency of a subsidiary are reported in current period income. We also report any gains and losses arising from transactions denominated in a currency other than the functional currency of a subsidiary in current period income. Net transaction gains and losses decreased net income by $3 million, $2 million, and $2 million for the years ended December 31, 2025, 2024, and 2023, respectively.

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
The Company’s contracts with customers consist of various governing documents (such as long-term supply agreements, master purchase agreements, purchase orders and customer release orders) which do not reach the level of a performance obligation of the Company until the Company receives either a purchase order and/or a customer release order for a specific number of parts at a specified price, at which point the collective group of documents represent an enforceable contract. While the long-term supply agreements generally range from three to five years, customers make no commitments to volumes, and pricing or specifications can change prior to or during production. The Company recognizes revenue when control of the parts produced are transferred to the customer according to the terms of the contract, which is usually when the parts are shipped or delivered to the customer’s premises. Customers are generally invoiced upon shipment or delivery and payment generally occurs within 30 to 90 days and does not include significant financing components. Customer returns, when they occur, relate to quality rework issues and are not connected to any repurchase obligation of the Company. As of December 31, 2025, all unfulfilled performance obligations are expected to be satisfied within the next twelve months, consistent with customary automotive production cycles.
Revenue is measured based on the transaction price and the quantity of parts specified in a contract with a customer. Discrete price adjustments may occur during the vehicle production period in order for the Company to remain competitive with market prices or based on changes in product specifications. Some of these price adjustments are non-routine in nature and require estimation. In the event the Company concludes that a portion of the revenue for a given part may vary from the purchase order, the Company records consideration at the most likely amount to which the Company expects to be entitled based on historical experience and input from customer negotiations. The Company records pricing accruals as adjustments to Net sales and Accounts receivable, net, within the Consolidated Statements of Operations and Consolidated Balance Sheets, respectively. In addition, the Company periodically negotiates cost recoveries with its customers. Recoveries are recorded as adjustments to Net sales when agreements with customers become contractual. The Company adjusts its pricing reserves at the earlier of when the most likely amount of consideration changes or when the consideration becomes fixed. Revenue recognized in 2025 related to performance obligations satisfied in prior periods was immaterial.
Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Company from a customer are excluded from revenue. Shipping and handling costs associated with outbound freight after control of the parts has transferred to a customer are accounted for as a fulfillment cost and are included in Cost of sales.
Engineering Costs and Pre‑Production Activities: Engineering, testing, and other design and development costs incurred in connection with customer programs are expensed as incurred unless reimbursement is contractually guaranteed under a customer agreement. When reimbursement is contractually guaranteed, the related engineering costs are capitalized as contract assets on the Consolidated Balance Sheet and subsequently reduced upon receipt of lump‑sum or piece‑price recoveries from the customer.

Repair and maintenance costs, engineering and other pre‑production costs that are not contractually guaranteed for reimbursement are expensed as incurred and classified within Cost of Sales. Pre‑production costs expensed represent engineering activities that are not contractually guaranteed for recovery. Engineering expenses include salaries and related employee benefits, contractor fees, information technology, occupancy, telecommunications, depreciation and amortization, forward model program development, and advanced engineering activities. Engineering expenses were $220 million, $191 million, and $210 million in 2025, 2024, and 2023, respectively, including customer recoveries of $144 million, $143 million, and $120 million, respectively.

Restructuring Expense: Restructuring expense includes costs directly associated with exit or disposal activities. Such costs include employee severance and termination benefits, special termination benefits, and other exit or disposal costs. In general, the Company records involuntary employee-related exit and disposal costs when there is a substantive plan for employee severance and related costs are probable and estimable. For one-time termination benefits and employee retention costs, expense is recorded when the employees are entitled to receive such benefits and the amount can be reasonably estimated. Contract termination fees and penalties and other exit and disposal costs are generally recorded when incurred.

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

Cash and Equivalents: The Company considers all highly liquid investments purchased with an original maturity of three months or less, including short-term time deposits, commercial paper, repurchase agreements, and money market funds to be cash and cash equivalents. As of December 31, 2025, the Company's cash balances are invested in a diversified portfolio of cash and highly liquid cash equivalents including money market funds and time deposits with highly rated banking institutions with maturities less than three months. The cost of such funds approximates fair value based on the nature of the investment.

Restricted Cash: Restricted cash represents amounts designated for uses other than current operations and includes $1 million and $2 million related to a Letter of Credit Facility as of December 31, 2025 and 2024, respectively. Restricted cash also represents amounts of $1 million related to cash collateral for other corporate purposes as of December 31, 2025 and 2024.
Accounts Receivable: Accounts receivable are stated at the invoiced amount, less an allowance for doubtful accounts for estimated amounts not expected to be collected, and do not bear interest.

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection of such bank notes is included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. Bank notes may be held until maturity, exchanged with suppliers to settle liabilities, or sold to third‑party financial institutions in exchange for cash.

Credit Loss Allowance: The Company establishes an allowance for doubtful accounts for accounts receivable based on the current expected credit loss impairment model (“CECL”). The Company applies a historical loss rate based on historic write-offs by region to aging categories. The historical loss rate will be adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position.

The allowance for doubtful accounts related to accounts receivable and related activity are summarized below:

	December 31,
(In millions)	2025	2024	2023
Balance at beginning of year	$10	$7	$5
Provision	—	3	2
Recoveries	(1)	—	—
Balance at end of year	$9	$10	$7

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

Product Tooling: Product tooling includes molds, dies, and other tools used in production of a specific part or parts of the same basic design owned either by the Company or its customers. Company owned tooling is capitalized and depreciated over the shorter of the expected useful life of the tooling or the term of the supply arrangement, generally not exceeding five years. The Company had receivables of $35 million and $29 million as of December 31, 2025 and 2024, respectively, related to product tools which will not be owned by the Company and for which there is a contractual agreement for reimbursement from the customer.
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

Goodwill: Goodwill is tested for impairment annually as of October 1, or more frequently if events or changes in circumstances indicate a potential impairment. Goodwill is tested at the reporting unit level. Management performs a qualitative assessment that considers relevant factors, including overall financial performance, market conditions, and the Company’s market capitalization relative to carrying value. If this assessment indicates it is more likely than not that the reporting unit’s fair value is less than its carrying amount, the Company performs a quantitative impairment test. Under the quantitative test, the reporting unit’s fair value is compared to its carrying value, and an impairment loss is recognized for any excess of carrying value over fair value.

Intangible Assets: Definite-lived intangible assets are amortized over their estimated useful lives, and tested for impairment in accordance with the methodology discussed above under "Property and Equipment."

Government Incentives: The Company receives certain incentives from governments primarily related to research and development programs. The Company records incentives in accordance with their purpose as a reduction of expense or an offset to the related property and equipment. The benefit is recorded when all conditions related to the incentive have been met or are expected to be met and there is reasonable assurance of their receipt. The Company recorded incentive benefits of $2 million for the years ended December 31, 2025 and 2024. The Company has deferred recognition of $1 million and $3 million as of December 31, 2025 and 2024, respectively, which will be recognized once all conditions are met.

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
Financial Instruments: The Company periodically uses derivative financial instruments, including forward contracts, swaps, and options to manage exposures to changes in currency exchange rates and interest rates. The Company's policy specifically prohibits the use of derivatives for speculative or trading purposes.

Change in Accounting Principle

Assessing Realizability of U.S. Deferred Tax Assets Accounting Method Change
During the fourth quarter of 2025, the Company changed its accounting method for assessing the realizability of its deferred tax assets and resulting valuation allowance from the incremental cash tax savings method to the tax-law-ordering methodology. The Company has determined that the tax-law-ordering methodology is preferable because it provides greater transparency regarding utilization of existing attributes and prioritizes existing attributes over future attributes.

The change in approach, effective December 31, 2025, has been determined to be a change in accounting principle and the effects of the change have been applied and disclosed retrospectively. The effects of the change in accounting principle to the Company's Condensed Consolidated Financial Statements were as follows:

	2025			2024			2023
(In millions)	Prior To Change	Effect Of Change	As Reported	Prior To Change	Effect Of Change	As Adjusted	Prior To Change	Effect Of Change	As Adjusted

Condensed Consolidated Statement of Operations:
Income (loss) before income taxes	$338	$—	$338	$298	$—	$298	$257	$—	$257
Benefit from (provision for) income taxes	(98)	(27)	(125)	(14)	22	8	248	82	330
Net income (loss)	240	(27)	213	284	22	306	505	82	587
Less: Net (income) loss attributable to non-controlling interests	(12)	—	(12)	(10)	—	(10)	(19)	—	(19)
Net income (loss) attributable to Visteon Corporation	$228	$(27)	$201	$274	$22	$296	$486	$82	$568

Basic net income per share	$8.38	$(0.99)	$7.39	$9.93	$0.80	$10.72	$17.30	$2.92	$20.21
Diluted net income per share	$8.26	$(0.98)	$7.28	$9.82	$0.79	$10.61	$17.05	$2.88	$19.93

	2025			2024			2023
(In millions)	Prior To Change	Effect Of Change	As Reported	Prior To Change	Effect Of Change	As Adjusted	Prior To Change	Effect Of Change	As Adjusted

Condensed Consolidated Statement of Comprehensive Income (Loss):
Net income (loss)	$240	$(27)	$213	$284	$22	$306	$505	$82	$587

Comprehensive Income	$313	$(27)	$286	$238	$22	$260	$461	$82	$543
Comprehensive income attributable to non-controlling interests	19	—	19	16	—	16	16	—	16
Comprehensive Income Attributable to Visteon Corporation	$294	$(27)	$267	$222	$22	$244	$445	$82	$527

	2025			2024
(In millions)	Prior To Change	Effect Of Change	As Reported	Prior To Change	Effect Of Change	As Adjusted

Condensed Consolidated Balance Sheets:
Assets
Deferred tax assets	$434	$77	$511	$441	$104	$545
Total assets	$3,309	$77	$3,386	$2,862	$104	$2,966
Equity
Retained Earnings	$2,761	$77	$2,838	$2,548	$104	$2,652
Total Visteon Corporation stockholders' equity	$1,491	$77	$1,568	$1,229	$104	$1,333
Total equity	$1,574	$77	$1,651	$1,310	$104	$1,414
Total liabilities and equity	$3,309	$77	$3,386	$2,862	$104	$2,966

	2025			2024			2023
(In millions)	Prior To Change	Effect Of Change	As Reported	Prior To Change	Effect Of Change	As Adjusted	Prior To Change	Effect Of Change	As Adjusted

Condensed Consolidated Statement of Cash Flows:
Net income (loss)	$240	$(27)	$213	$284	$22	$306	$505	$82	$587
U.S. deferred tax benefit	$28	$27	$55	$(49)	$(22)	$(71)	$(313)	$(82)	$(395)

	2025			2024			2023
(In millions)	Prior To Change	Effect Of Change	As Reported	Prior To Change	Effect Of Change	As Adjusted	Prior To Change	Effect Of Change	As Adjusted

Condensed Consolidated Statements of Changes in Equity:
Retained Earnings
Cumulative effect adjustment to beginning balance	$2,548	$104	$2,652	$2,274	$82	$2,356	$1,788	$—	$1,788
Net income (loss)	$228	$(27)	$201	$274	$22	$296	$486	$82	$568
Ending Balance	$2,761	$77	$2,838	$2,548	$104	$2,652	$2,274	$82	$2,356
Total Visteon Corporation Stockholders' Equity
Cumulative effect adjustment to beginning balance	$1,229	$104	$1,333	$1,038	$82	$1,120	$675	$—	$675
Net income (loss)	$228	$(27)	$201	$274	$22	$296	$486	$82	$568
Ending Balance	$1,491	$77	$1,568	$1,229	$104	$1,333	$1,038	$82	$1,120
Total Equity
Cumulative effect adjustment to beginning balance	$1,310	$104	$1,414	$1,123	$82	$1,205	$774	$—	$774
Net income (loss)	$240	$(27)	$213	$284	$22	$306	$505	$82	$587
Ending Balance	$1,574	$77	$1,651	$1,310	$104	$1,414	$1,123	$82	$1,205

Accounting Pronouncements Not Yet Adopted

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
In November 2025, the FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements ("ASU 2025-09"). ASU 2025-09 amends certain aspects of the existing hedge accounting guidance in ASC 815 to more closely align hedge accounting with the economics of an entity's risk management activities. ASU 2025-09 is effective for fiscal years beginning after December 15, 2026 and interim periods therein using prospective adoption. Early adoption is permitted. The Company is currently evaluating the potential effect of this accounting standard update on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-10, Government Grants (Topic 832): Accounting for Government Grants Received by Business Entities ("ASU 2025-10"). ASU 2025-10 adds guidance on the recognition, measurement and presentation of government grants. ASU 2025-10 is effective for fiscal years beginning after December 15, 2028, including interim periods within those fiscal years, and permits modified prospective, modified retrospective, or full retrospective adoption. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements ("ASU 2025-11"). ASU 2025-11 is intended to improve the navigability of guidance in ASC 270, Interim Reporting, and clarify when it applies. The amendments also provide additional guidance on what disclosures should be provided in interim reporting periods. ASU 2025-11 is effective for fiscal years beginning after December 15, 2027, including interim periods within those fiscal years, and permits prospective or full retrospective adoption. The Company is currently evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
Recently adopted accounting pronouncements
In December 2023, the FASB issued ASU No. 2023-09 (“ASU 2023-09”), Income Taxes (Topic 740): Improvement to Income Tax Disclosures to enhance the transparency and decision usefulness of income tax disclosures. ASU 2023-09 is effective for annual periods beginning after December 15, 2024 on a prospective basis. Retrospective application to all periods presented and early adoption is permitted. The Company has adopted this standard prospectively, which is reflected in Note 14, "Income Taxes".

NOTE 2. Business Acquisition

On May 21, 2025, Visteon acquired all equity shares of a user experience electronics engineering consulting and consumer research company for cash of $55 million ("UX Acquisition") not including contingent consideration of up to $9 million to be paid if certain financial and operational milestones are achieved. The UX Acquisition will enhance the Company's ability to serve customers through product development and customer experiences.
The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

(In millions)
Cash	$55
Fair value of contingent consideration	4
Total fair value of consideration	$59

Assets acquired:
Cash	$5
Accounts receivable	8
Intangible assets	37
Property, plant & equipment	1
Right-of-use assets	1
Total Assets acquired	$52

Liabilities assumed:
Deferred tax liability	$11
Non-current lease liability	1
Other liabilities	9
Total Liabilities assumed	$21

Goodwill	$28
The UX Acquisition is accounted for as a business combination. The purchase price was recorded on a preliminary basis at estimated fair values, based on management's assessment as of May 21, 2025. These estimates relied on available information, reasonable and supportable assumptions, and when necessary, assistance from a third-party engaged by the Company.

During the measurement period, not to exceed one year from the acquisition date, the Company may adjust estimated or provisional amounts of assets and liabilities if new information is obtained related to facts and circumstances that existed as of the acquisition date. Measurement period adjustments are recorded in the period they are identified. As of December 31, 2025 adjustments were made based on updated information provided by management. These adjustments resulted in a decrease in the fair value of contingent consideration of $1 million, an increase in tradename of $2 million, an increase in customer-related assets of $1 million, an increase in deferred tax liability of $1 million, and a decrease in goodwill of $3 million when compared to the preliminary allocation. As of December 31, 2025 the final purchase price allocation has not been completed as the Company is still evaluating net working capital adjustments which may result in a change in total acquisition consideration.

Fair values for intangible assets were based on the income approach including excess earnings and relief from royalty methods. As of December 31, 2025, the Company recorded intangible assets including a tradename of $5 million and customer-related assets totaling $32 million. These definite-lived intangible assets are being amortized using the straight-line method over their estimated useful lives of 20 years for tradename and 16 years for customer-related assets. The fair value of contingent consideration was measured using a Monte Carlo simulation which is a financial model that utilizes the probabilities of various outcomes.
These fair value measurements are classified within level 3 of the fair value hierarchy.
The Company incurred $2 million in costs related to the UX Acquisition which are classified as Other income (expense), net on the Company's condensed consolidated statements of comprehensive income.

On August 29, 2024, Visteon acquired all equity shares of a German advanced design and R&D services company for cash of $54 million ("German Acquisition") not including contingent consideration of up to $13 million to be paid over a period not to exceed three years if certain financial and operational milestones are achieved. The German Acquisition has expanded and strengthened the Company's electronics offerings.
Certain measurement period adjustments have been made during the first three months of 2025. Such adjustments resulted in lower cash paid of $1 million and an increase in intangible assets of $1 million, resulting in a decrease to Goodwill of $2 million when compared from December 31, 2025 to December 31, 2024. As of March 31, 2025 the Company considered the purchase price allocation complete.
The contingent consideration liability is remeasured at fair value each reporting period, with changes recognized in earnings. During the year ended December 31, 2025, the Company recorded a decrease of less than $1 million in the contingent consideration liability related to the German Acquisition due to updated performance expectations.
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

NOTE 3. Non-Consolidated Affiliates
A summary of the Company's investments in non-consolidated equity method affiliates is provided below:

	December 31,
(In millions)	2025	2024
Yanfeng Visteon Investment Co., Ltd. ("YFVIC") (50%)	$—	$—
Limited partnerships	16	15
Others	13	12
Total investments in non-consolidated affiliates	$29	$27

Investments in Affiliates

Equity in net income of non-consolidated affiliates was income of $8 million and a loss of $3 million and $10 million for the years ended December 31, 2025, 2024, and 2023, respectively.

The Company monitors its investments in affiliates for indicators of other-than-temporary declines in value on an ongoing basis. If the Company determines that an other-than-temporary decline in value has occurred, an impairment loss will be recorded, measured as the difference between the carrying value and the fair value of the investment. As of December 31, 2025, the Company determined that no such indicators were present.

The Company's share of YFVIC reported losses are greater than the carrying value of this investment. Based on the equity method of accounting, losses exceeding the investment balance were not recorded and are monitored as suspended losses. As of December 31, 2025 and 2024, the total suspended loss attributable to YFVIC was $5 million and $3 million, respectively, for which the Company has no contractual obligation to fund.

During the second quarter of 2024, the Company loaned YFVIC $5 million to provide financial support. During the fourth quarter of 2024, YFVIC repaid the loan to the Company in full.

Non-Consolidated Affiliate Transactions

The Company has committed to make a $20 million investment in multiple entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. Through December 31, 2025, the Company had contributed approximately $15 million to these entities. These investments are classified as equity method investments.

A $7 million dividend was declared and paid by a non-consolidated affiliate during 2025.
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
A summary of transactions with affiliates is shown below:

	Year Ended December 31,
(In millions)	2025	2024
Billings to affiliates (a)	$35	$50
Purchases from affiliates (b)	$19	$25
(a) Primarily relates to parts production and engineering reimbursement
(b) Primarily relates to engineering services as well as selling, general and administrative expenses

A summary of the Company's investments in YFVIC is provided below:

	December 31,
(In millions)	2025	2024
Payables due to YFVIC	$12	$22
Receivables due from YFVIC	$9	$13

NOTE 4. Restructuring
During the year ended December 31, 2025, 2024, and 2023, the Company recorded $8 million, $32 million, and $5 million, respectively, of net restructuring expense primarily related to employee severance.
Current restructuring actions include the following:
•During year ended December 31, 2025, the Company approved and recorded $8 million of net restructuring expense related to various global programs to improve efficiencies and rationalize the Company's footprint. As of December 31, 2025 the Company has $4 million accrued related to these actions and payments related to these programs are expected to be complete by the end of 2026.

•During September of 2024, the Company approved a global restructuring program impacting manufacturing and engineering facilities, as well as administrative functions to improve efficiency and further rationalize the Company’s footprint. As of December 31, 2025, $15 million remains accrued for the program and payments related to this program are expected to be complete by the end of 2026.
•During prior years, the Company approved various restructuring programs to improve efficiencies across the organization. As of December 31, 2025, $1 million remains accrued related to these previously announced actions.
•As of December 31, 2025, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its global Interiors business (the "Interiors Divestiture") and legacy operations of $3 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves

The Company’s restructuring reserves and related activity are summarized below. The Company anticipates that the activities associated with the current restructuring reserve balance will be substantially complete by the end of 2027. The Company’s condensed consolidated restructuring reserves are shown as Other liabilities as detailed in Note 10, "Other Liabilities".

(In millions)
December 31, 2022	$11
Expense	6
Change in estimates	(1)
Payments	(8)
December 31, 2023	$8
Expense	32
Payments	(10)
Other	(2)
December 31, 2024	$28
Expense	8
Payments	(15)
Foreign currency	2
December 31, 2025	$23

NOTE 5. Inventories
Inventories, net consist of the following components:

	December 31,
(In millions)	2025	2024
Raw materials	$185	$199
Work-in-process	33	31
Finished products	51	53
	$269	$283

NOTE 6. Other Assets
Other current assets are comprised of the following components:

	December 31,
(In millions)	2025	2024
Recoverable taxes	$56	$47
Prepaid assets and deposits	28	23
Contractually reimbursable engineering costs	24	20
Joint venture receivables	10	13
Contractual payments	5	1
Other	7	5
	$130	$109

Other non-current assets are comprised of the following components:

	December 31,
(In millions)	2025	2024
Contractual payments	$113	$25
Contractually reimbursable engineering costs	16	21
Derivative financial instruments	7	8
Recoverable taxes	5	6
Other	48	34
	$189	$94

Contractual payments represent certain amounts associated with commercial arrangements that are capitalized and subsequently recognized over the period to which they relate.

Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive payments of approximately $24 million in 2026, $12 million in 2027, $2 million in 2028, less than $1 million in 2029 and $2 million in 2030 and beyond.

NOTE 7. Property and Equipment

Property and equipment, net consists of the following:

		December 31,
(In millions)	Estimated Useful Life (years)	2025	2024
Land		$16	$8
Buildings and improvements	40	121	100
Machinery, equipment and other	3-15	930	809
Product tooling	3-5	101	91
Construction in progress		92	91
Total property and equipment		1,260	1,099
Accumulated depreciation and amortization		(736)	(647)
Property and equipment, net		$524	$452

Depreciation and product tooling amortization expenses are summarized as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Depreciation	$87	$76	$77
Amortization	7	7	7
	$94	$83	$84

The net book value of capitalized internal use software costs was approximately $14 million and $7 million as of December 31, 2025 and 2024. respectively. Related amortization expense was approximately $7 million, $5 million and $3 million for the years ended 2025, 2024 and 2023, respectively.

Amortization expense related to internal use software expected for the future annual periods are as follows:

(In millions)
2026	$4
2027	4
2028	3
2029	2
2030	1

NOTE 8. Intangible Assets

Intangible assets consisted of the following:

			December 31, 2025			December 31, 2024
(In millions)	Estimated Useful Life	Estimated Weighted Average Remaining Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Customer related	8-16 years	15	81	(13)	68	43	(9)	34
Capitalized software development	5-10 years	4	64	(39)	25	55	(31)	24
Tradename	10-20 years	16	8	(1)	7	2	—	2
Other	2-32 years	11	26	(17)	9	26	(15)	11
Subtotal			179	(70)	109	126	(55)	71
Indefinite-Lived:
Goodwill			113	—	113	81	—	81
Total			$292	$(70)	$222	$207	$(55)	$152
The Company also owns developed technology assets which have a net balance of less than $1 million as of December 31, 2025 and 2024.

Capitalized software development consists of software development costs intended for integration into customer products.

Goodwill as of December 31, 2025 consisted of the following:

(In millions)
December 31, 2022	$45
Foreign currency	(1)
December 31, 2023	$44
Additions	39
Foreign currency	(2)
December 31, 2024	$81
Additions	31
Acquisition fair value adjustment	(5)
Foreign currency	6
December 31, 2025	$113

The Company recorded amortization expense of approximately $15 million, $12 million, and $19 million for the years ended December 31, 2025, 2024, and 2023, respectively, related to definite-lived intangible assets.

The Company currently estimates annual amortization expense to be as follows:

(In millions)
2026	$17
2027	14
2028	8
2029	8
2030	8

NOTE 9. Leases
The Company has operating leases primarily for corporate offices, technical and engineering centers, plants, vehicles, and certain equipment. As of December 31, 2025 and 2024 the Company had $7 million and $6 million of net assets recorded under finance leasing arrangements, respectively.

Certain of the Company's lease agreements include rental payments adjusted periodically primarily for inflation. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. The Company subleases certain real estate to third parties primarily in the U.S., Germany, and Brazil.

For the years ended December 31, 2025 and 2024, the weighted average remaining lease term and discount rate for operating leases were 8 years years and 5.11% and 5 years and 4.90%, respectively. For the years ended December 31, 2025 and 2024, the weighted average remaining lease term and discount rate for financing leases were 38 years and 4.66% and 38 years and 4.65%, respectively.

The components of lease expense are as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Operating lease expense (includes immaterial variable lease costs)	(34)	$(38)	$(38)
Short-term lease expense	(2)	(2)	(2)
Sublease income	2	2	2
Total lease expense	$(34)	$(38)	$(38)
Other information related to leases is as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Cash flows used for operating leases	31	$36	$36
Right-of-use assets obtained in exchange for lease obligations	46	$29	$11
Future minimum lease payments under non-cancellable leases are as follows:

(In millions)
2026	$25
2027	24
2028	19
2029	17
2030	13
2031 and thereafter	73
Total future minimum lease payments	171
Less imputed interest	(41)
Total lease liabilities	$130

NOTE 10. Other Liabilities

Other current liabilities are summarized as follows:

	December 31,
(In millions)	2025	2024
Product warranty and recall accruals	$64	$49
Deferred income	55	48
Income taxes payable	41	25
Non-income taxes payable	28	33
Contractual liabilities	23	3
Royalty reserves	18	19
Joint venture payables	12	22
Restructuring reserves	12	19
Dividends payable	5	10
Other	33	29
	$291	$257

Other non-current liabilities are summarized as follows:

	December 31,
(In millions)	2025	2024
Contractual liabilities	$84	$10
Product warranty and recall accruals	43	31
Deferred income	32	12
Derivative financial instruments	21	1
Restructuring reserves	11	9
Income tax reserves	8	15
Other	13	9
	$212	$87

NOTE 11. Debt

The Company’s short and long-term debt consists of the following:

	Weighted Average Interest Rate		Carrying Value
(In millions)	2025	2024	2025	2024
Short-Term Debt:
Current portion of long-term debt	5.48%	6.39%	$18	$18

Long-Term Debt:
Term facility, net	5.48%	6.39%	$283	$301

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
As of December 31, 2025, the Company has no other short-term borrowings, including at the Company's subsidiaries. The Company's subsidiaries have access to $150 million of capacity under short-term credit facilities.
Long-Term Debt
The Company has no outstanding borrowings on the Revolving Credit Facility as of December 31, 2025 and 2024.
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
The principal maturities of long-term debt as of December 31, 2025 are as follows:

(In millions)
2026	$18
2027	283
Other
The Company has a $6 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $1 million and $2 million of outstanding letters of credit issued under this facility secured by cash, as of December 31, 2025 and 2024, respectively. Additionally, the Company had $5 million and $4 million of locally issued bank guarantees and letters of credit as of December 31, 2025 and 2024, respectively, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 12. Employee Benefit Plans

Defined Benefit Plans

The Company sponsors pay related benefit plans for employees in the U.S., U.K., Germany, Brazil, France, Mexico, Japan, and Canada. Employees in the U.S. and U.K. are no longer accruing benefits under the Company's defined benefit plans as these plans were frozen. The Company’s defined benefit plans are partially funded with the exception of certain supplemental benefit plans for executives and certain non-U.S. plans, primarily in Germany, which are unfunded.

The Company's expense for all defined benefit pension plans, is as follows:

	U.S. Plans			Non-U.S. Plans
	Year Ended December 31,			Year Ended December 31,
(In millions, except percentages)	2025	2024	2023	2025	2024	2023
Costs Recognized in Income:
Pension service cost:
Service cost	$—	$—	$—	$(1)	$(1)	$(1)
Pension financing benefit (cost):
Interest cost	(28)	(31)	(32)	(11)	(9)	(10)
Expected return on plan assets	36	41	41	11	10	10
Amortization of losses and other	—	—	1	—	—	1
Settlements	(7)	(4)	—	—	—	—
Restructuring related pension cost:
Special termination benefits	—	—	—	—	(1)	(1)
Net pension income (expense)	$1	$6	$10	$(1)	$(1)	$(1)
Weighted Average Assumptions:
Discount rate	5.65%	5.16%	5.51%	5.82%	5.07%	5.30%
Compensation increase	NA	NA	NA	2.58%	2.89%	2.69%
Long-term return on assets	7.06%	7.23%	6.87%	5.59%	4.79%	4.60%

The Company's total accumulated benefit obligations for all defined benefit plans was $640 million and $723 million as of
December 31, 2025 and 2024, respectively. The benefit plan obligations for employee retirement plans with accumulated benefit obligations in excess of plan assets were as follows:

	Year Ended December 31,
(In millions)	2025	2024
Accumulated benefit obligation	$501	$594
Projected benefit obligation	$504	$596
Fair value of plan assets	$434	$486

Assumptions used by the Company in determining its defined benefit pension obligations as of December 31, 2025 and 2024 are summarized in the following table:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,		Year Ended December 31,
Weighted Average Assumptions	2025	2024	2025	2024
Discount rate	5.39%	5.65%	6.03%	5.82%
Rate of increase in compensation	NA	NA	2.41%	2.58%
Cash balance interest crediting rate	4.87%	4.15%	2.10%	1.60%

The Company’s obligation for all defined benefit pension plans, is as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,		Year Ended December 31,
(In millions)	2025	2024	2025	2024
Change in Benefit Obligation:
Benefit obligation — beginning	$552	$622	$174	$201
Service cost	—	—	1	1
Interest cost	28	31	11	9
Actuarial loss (gain)	7	(25)	(4)	(19)
Settlements	(97)	(40)	(1)	(1)
Special termination benefits	—	—	—	(1)
Foreign exchange translation	—	—	16	(11)
Benefits paid and other	(35)	(36)	(7)	(5)
Benefit obligation — ending	$455	$552	$190	$174
Change in Plan Assets:
Plan assets — beginning	$472	$509	$157	$172
Actual return on plan assets	60	19	8	(6)
Sponsor contributions	17	19	7	7
Settlements	(97)	(40)	—	(1)
Foreign exchange translation	—	—	14	(8)
Benefits paid and other	(35)	(35)	(8)	(7)
Plan assets — ending	$417	$472	$178	$157
Total funded status at end of period	$(38)	$(80)	$(12)	$(17)
Balance Sheet Classification:
Other non-current assets	$—	$—	$19	$12
Accrued employee liabilities	—	—	(1)	(1)
Employee benefits	(39)	(80)	(30)	(28)

Accumulated other comprehensive loss:
Actuarial loss	33	57	27	27
Tax effects/other	(5)	(9)	(8)	(9)
	$28	$48	$19	$18

During the year ended December 31, 2025, the Company entered into an annuity contract with a third party in relation to the U.S. defined benefit plan. The annuity contract covered approximately 1,800 participants and resulted in the use of approximately $97 million of plan assets for the settlement of approximately $93 million of the outstanding pension benefit obligation. In connection with the annuity contract, the Company recorded an actuarial loss of $7 million during the year ended December 31, 2025 related to recognition of accumulated other comprehensive income. The third party has unconditionally and irrevocably guaranteed the full payment of benefits to plan participants associated with the annuity purchase and benefits payment will be in the same form that was in effect under the U.S. defined benefit plan.

During the year ended December 31, 2024, the Company offered terminate vested participants of the U.S. defined benefit plans a discretionary lump sum distribution option. The amount of participant lump sum distributions amounted to $38 million.

Components of the net change in AOCI related to all defined benefit pension plans, exclusive of amounts attributable to non-controlling interests on the Company’s Consolidated Statements of Changes in Equity for the years ended December 31, 2025 and 2024, are as follows:

	U.S. Plans		Non-U.S. Plans
	Year Ended December 31,		Year Ended December 31,
(In millions)	2025	2024	2025	2024
Actuarial (gain) loss	$(17)	$(4)	$(2)	$(4)
Deferred taxes	4	2	1	2
Currency/other	—	—	2	(1)
Reclassification to net income	—	—	—	—
Settlements	(7)	(4)	—	(1)
	$(20)	$(6)	$1	$(4)
Actuarial gain for the year ended December 31, 2025 is primarily related to an increase in return on assets when compared to the same period in 2024. Actuarial gains and losses are amortized using the 10% corridor approach representing 10% times the greater of plan assets or the projected benefit obligation. Generally, the expected return is determined using a market-related value of assets where gains (losses) are recognized in a systematic manner over five years. For less significant plans, fair value is used.

Benefit payments, which reflect expected future service, are expected to be paid by the Company plans as follows:

(In millions)	U.S. Plans	Non-U.S. Plans
2026	$30	$9
2027	31	9
2028	32	10
2029	32	11
2030	33	10
Years 2031 - 2035	169	63

During the year ended December 31, 2025, cash contributions to the Company's defined benefit plans were $17 million related to its U.S. plans and $7 million related to its non-U.S. plans. Additionally, the Company expects to make contributions to its US and Non-US defined benefit pension plans of $3 million and $8 million, respectively during 2026.

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

The Company’s retirement plan asset allocation as of December 31, 2025 and 2024 and target allocation for 2026 are as follows:

	Target Allocation		Percentage of Plan Assets
	U.S.	Non-U.S.	U.S.		Non-U.S.
	2026	2026	2025	2024	2025	2024
Equity securities	42%	11%	32%	37%	14%	14%
Fixed income	30%	72%	11%	12%	63%	64%
Alternative strategies	27%	—%	50%	48%	7%	8%
Cash	1%	—%	7%	3%	4%	3%
Other	—%	17%	—%	—%	12%	11%
	100%	100%	100%	100%	100%	100%

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

Discount Rate for Estimated Service and Interest Cost
The Company uses the spot rate method to estimate the service and interest components of net periodic benefit cost for pension benefits for its U.S. and certain non-U.S. plans. The Company has elected to utilize an approach that discounts individual expected cash flows underlying interest and service costs using the applicable spot rates derived from the yield curve used to determine the benefit obligation to the relevant projected cash flows. The discount rate assumption is based on market rates for a hypothetical portfolio of high-quality corporate bonds rated Aa or better with maturities closely matched to the timing of projected benefit payments for each plan at its annual measurement date. The Company used discount rates ranging from 2% to 12% to determine its pension and other benefit obligations as of December 31, 2025.
Defined Contribution Plans

Most U.S. salaried employees and certain non-U.S. employees are eligible to participate in defined contribution plans by contributing a portion of their compensation which is partially matched by the Company. Matching contributions for the U.S. defined contribution plan are 100% on the first 6% of pay contributed. The expense related to all defined contribution plans was approximately $6 million, $6 million, and $6 million for the years ended December 31, 2025, 2024, and 2023.

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

The total recognized and unrecognized stock-based compensation expense is as follows:

	Year Ended December 31,			Unrecognized Stock-Based Compensation Expense
(In millions)	2025	2024	2023	December 31, 2025
Performance based share units	$14	$11	$9	$19
Restricted stock units	33	31	27	25
Total stock-based compensation expense	$47	$42	$36	$44
Performance Based Share Units

For the year ended 2025 the number of PSUs that will vest, ranging from 0% to 200% of the target award, is based on a combination of the Company's achievement of a pre-established relative total shareholder return goal compared to its peer group of companies and its average return on invested capital over a three-year period.

For the years ended 2023 and 2024 the number of PSUs that will vest, ranging from 0% to 200% of the target award, is based on the Company's achievement of a pre-established relative total shareholder return goal compared to its peer group of companies over a three-year period.

A summary of PSU activity is provided below:	PSUs	Weighted Average Grant Date Fair Value
	(In thousands)
Non-vested as of December 31, 2022	172	$128.28
Granted	131	230.65
Vested	(137)	84.52
Forfeited	(7)	185.07
Non-vested as of December 31, 2023	159	184.67
Granted	98	140.39
Vested	(47)	148.85
Forfeited	(2)	175.48
Non-vested as of December 31, 2024	208	171.36
Granted	153	121.02
Vested	(53)	162.71
Forfeited	(9)	142.58
Non-vested as of December 31, 2025	299	$148.05

The grant date fair value for PSUs was determined using the Monte Carlo valuation model. Unrecognized compensation expense as of December 31, 2025 for PSUs to be settled in shares of the Company's common stock was $18 million and will be recognized over the remaining vesting period of approximately 1.6 years. The Company made cash settlement payments of less than $1 million for PSUs settled in cash during each of the years ended December 31, 2025, 2024, and 2023. Unrecognized compensation expense as of December 31, 2025 was less than $1 million for the non-vested portion of these awards and will be recognized over the remaining vesting period of approximately 1.9 years.

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

Weighted average assumptions used to estimate the fair value of PSUs granted during the years ended as of December 31, 2025 and 2024 are as follows:

	Year Ended December 31,
	2025	2024
Expected volatility	37.33%	41.71%
Risk-free rate	3.95%	4.27%

Restricted Stock Units

The grant date fair value of RSUs is measured as the market closing price of the Company's common stock on the date of grant. These awards generally vest in one-third increments on the grant date anniversary over a three-year vesting period.

	Share-Settled RSUs for the Year Ended December 31,
	2025	2024	2023
Granted	425,000	309,000	221,000
Weighted average grant date fair value	$87.34	$110.33	$159.95

Unrecognized compensation expense as of December 31, 2025 was $23 million for non-vested share-settled RSUs and will be recognized over the remaining vesting period of approximately 1.3 years.

	Cash-Settled RSUs for the Year Ended December 31,
	2025	2024	2023
Granted	32,000	23,000	15,000
Weighted average grant date fair value	$95.52	$89.54	$125.30

The Company made cash settlement payments of $1 million during the years ended December 31, 2025, 2024, and 2023. Unrecognized compensation expense as of December 31, 2025 was $2 million for non-vested cash settled RSUs and will be recognized on a weighted average basis over the remaining vesting period of approximately 1.5 years.

A summary of RSU activity is provided below:

	RSUs	Weighted Average Grant Date Fair Value
	(In thousands)
Unissued shares as of December 31, 2022	355	$113.41
Granted	236	157.81
Vested	(161)	107.89
Forfeited	(45)	136.95
Unissued shares as of December 31, 2023	385	139.35
Granted	331	108.92
Vested	(178)	134.06
Forfeited	(45)	126.62
Unissued shares as of December 31, 2024	493	121.26
Granted	442	87.91
Vested	(224)	123.08
Forfeited	(54)	102.31
Unissued shares as of December 31, 2025	657	$99.74

Beginning in the third quarter 2020, non-employee director RSU awards were granted under the terms and conditions of the 2020 Incentive Plan, and these awards vest approximately one year from the date of grant. Activity related to non-employee director grants under the 2020 Incentive Plan is included in RSU table above.

Additionally, as of December 31, 2025, the Company has approximately 98,000 outstanding RSU's awarded at a weighted average grant date fair value of $97.11 under the Non-Employee Director Stock Unit Plan which vest within one year or less but are not settled until the participant terminates board service. Total RSU's outstanding as of December 31, 2025 is approximately 755,000 inclusive of the table above.

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

The Company received payments of $3 million, less than $1 million, and $6 million related to the exercise of Stock Options with total intrinsic value of options exercised of $1 million, less than $1 million, and $4 million during the years ended December 31, 2025, 2024, and 2023, respectively. There is no remaining unrecognized compensation expense for Stock Options as of December 31, 2025.

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

No stock options or SARs were granted in 2025, 2024 or 2023. There are no SARs outstanding as of the years ended December 31, 2025, 2024 or 2023.

A summary of Stock Options activity is provided below:

	Stock Options	Weighted Average Exercise Price
	(In thousands)
December 31, 2022	261	$87.62
Exercised	(71)	91.44
December 31, 2023	190	86.21
Exercised	(2)	66.98
December 31, 2024	188	86.42
Exercised	(36)	72.52
Cancelled	(48)	124.34
December 31, 2025	104	$73.63

Exercisable at December 31, 2025	104	$73.63

	Stock Options
Exercise Price	Number Outstanding	Weighted Average Remaining Life	Weighted Average Exercise Price
	(In thousands)	(In years)
$60.01 - $80.00	55	1.3	$66.98
$80.01 - $100.00	49	0.3	$80.97
	104

NOTE 14. Income Taxes
Income Tax Provision
The Company is subject to income taxation in the United States and various state and foreign jurisdictions. Income tax includes current and deferred taxes.

Effective for the year ended December 31, 2025, the Company adopted ASU 2023‑09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires enhanced disaggregation of the rate reconciliation and income taxes paid.

Details of the Company's income tax provision for (benefit from) continuing operations are provided in the table below:

	Year Ended December 31,
(In millions)	2025	2024	2023
Income (Loss) Before Income Taxes: [1]
U.S.	$32	$32	$8
Non-U.S.	298	269	259
Total income (loss) before income taxes	$330	$301	$267
Current Tax Provision (Benefit):
U.S. federal	$1	$—	$—
Non-U.S.	99	77	73
U.S. state and local	—	1	—
Total current tax provision (benefit)	100	78	73
Deferred Tax Provision (Benefit):
U.S. Federal	$61	$(62)	$(382)
Non-U.S	(28)	(15)	(8)
U.S. state and local	(8)	(9)	(13)
Total deferred tax provision (benefit)	25	(86)	(403)
Provision for (benefit from) income taxes	$125	$(8)	$(330)

[1] Income (loss) before income taxes excludes equity in net income from non-consolidated affiliates.
Amounts shown reflect the change in accounting principle related to the method for assessing the realizability of U.S. deferred tax assets described in Note 1, "Summary of Significant Accounting Policies"

The provision for (benefit from) income taxes resulted in an effective tax rate of approximately 38%, -3%, and -124% for the years ended December 31, 2025, 2024 and 2023, respectively.

The table below provides a reconciliation of income tax based on the U.S. statutory tax rate of 21% to the final provision for (benefit from) income taxes.

	Year Ended December 31,
(In millions)	2025	Effective rate
Tax provision (benefit) at U.S. statutory rate of 21%	$69	21%
State and local income tax, net of federal income tax effect[1]	1	0.3%
Foreign tax effects
Brazil
Tax rate differential	6	1.8%
Impact of local tax regimes and incentives	(9)	(2.7)%
Changes in valuation allowances	(13)	(3.9)%
Other	1	0.3%
Germany
Changes in valuation allowances	(7)	(2.1)%
India
Tax rate differential	2	0.6%
Withholding taxes	8	2.4%
Tunisia
Withholding taxes	4	1.2%
Other	2	0.6%
Other foreign jurisdictions	8	2.4%
Effect of cross-border tax laws
U.S. tax on foreign earnings	(14)	(4.2)%
Foreign derived intangible income deduction	(7)	(2.1)%
Tax credits
U.S. research credits	(1)	(0.3)%
Changes in valuation allowances	(123)	(37.3)%
Nontaxable or nondeductible items
Impact of U.S. tax amendments	184	55.8%
Equity Compensation	4	1.2%
Other	5	1.5%
Changes in unrecognized tax benefits	5	1.5%
Provision for (benefit from) income taxes	$125	37.9%
[1] State taxes in Michigan, Illinois, and Kentucky made up the majority (greater than 50%) of the tax effect in this category
Amounts shown reflect the change in accounting principle related to the method for assessing the realizability of U.S. deferred tax assets described in Note 1, "Summary of Significant Accounting Policies"

	Year Ended December 31,
(In millions)	2024	Effective rate	2023 [1]	Effective rate
Tax provision (benefit) at U.S. statutory rate of 21%	$63	21%	$56	21%
Foreign rate differential	18	6%	20	7%
U.S. Tax on Foreign Earnings	(24)	(8)%	24	9%
Non-U.S withholding taxes	15	5%	17	6%
Tax holidays and incentives in foreign operations	(15)	(5)%	(22)	(8)%
Foreign derived intangible income deduction	(14)	(5)%	(4)	(1)%
State and local income taxes	(4)	(1)%	(3)	(1)%
Tax reserve adjustments	1	—%	3	1%
Change in valuation allowance	(47)	(16)%	(459)	(172)%
Impact of U.S. tax amendments	—	—%	39	15%
Research credits	(3)	(1)%	(3)	(1)%
Other	2	1%	2	—%
Provision for (benefit from) income taxes	$(8)	(3)%	$(330)	(124)%
[1] 2023 amounts updated for consistency with 2024 presentation.
Amounts shown reflect the change in accounting principle related to the method for assessing the realizability of U.S. deferred tax assets described in Note 1, "Summary of Significant Accounting Policies"

The Company's tax rate is affected by the tax laws and rates in the U.S. and other countries where it operates. It also depends on the amount of income earned in each jurisdiction and the extent of losses or income for which no tax benefit or expense was recognized due to a valuation allowance.

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

The Company’s effective tax rate is also impacted by net changes to valuation allowances, where the Company has determined that it is more-likely-than-not that certain deferred tax assets would not be realized. For the years ended December 31, 2025, 2024, and 2023, the Company recorded net benefits related to valuation allowances of $142 million, $47 million, and $459 million, respectively (discussed in further detail below).

Deferred income taxes represent temporary differences in the recognition of certain items for financial reporting and income tax purposes. A summary of the components of deferred income tax assets and liabilities are as follows:

	December 31,
(In millions)	2025	2024
Deferred Tax Assets:
Net operating losses and credit carryforwards	$689	$884
Employee benefit plans	12	26
Lease liability	40	36
Fixed assets and intangibles	16	15
Warranty	22	16
Inventory	16	12
Restructuring	5	5
Capitalized expenditures	169	152
Deferred income	15	8
Other	108	84
Gross deferred tax assets	1,092	1,238
Valuation allowance	(473)	(598)
Total deferred tax assets	$619	$640
Deferred Tax Liabilities:
Outside basis investment differences, including withholding tax	$66	$62
Right-of-use assets	39	34
Fixed assets and intangibles	36	23
All other	18	19
Total deferred tax liabilities	159	138
Net deferred tax assets	$460	$502
Consolidated Balance Sheet Classification:
Other non-current assets	$511	$545
Deferred tax liabilities non-current	51	43
Net deferred tax assets	$460	$502
Amounts shown reflect the change in accounting principle related to the method for assessing the realizability of U.S. deferred tax assets described in Note 1, "Summary of Significant Accounting Policies"

As of December 31, 2025, the Company had available pretax non-U.S. net operating loss carryforwards and capital loss carryforwards of $1.4 billion and $17 million, respectively, $72 million of which expire at various dates from 2026 through 2046, and $1.3 billion of which have an indefinite life.

The Company had available pretax U.S. federal net operating loss carryforwards of $880 million at December 31, 2025, which have remaining carryforward periods ranging from 4 years to 9 years. U.S. foreign tax credit carryforwards are $115 million at December 31, 2025, which have remaining carryforward periods ranging from 2 to 10 years. U.S. research tax credit carryforwards are $31 million at December 31, 2025. These credits will begin to expire in 2031. The Company had available post-apportionment tax-effected U.S. state operating loss carryforwards of $28 million at December 31, 2025, $26 million which will expire at various dates between 2026 and 2044, and $2 million of which have an indefinite life.

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

Valuation Allowances

As of December 31, 2025 and 2024, the valuation allowance with respect to the Company's deferred tax assets was $473 million and $598 million, respectively, a net decrease of $125 million.

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

The Company historically provided a valuation allowance against its U.S. net deferred tax assets prior to 2023. However, as the Company continued to improve its earnings, the Company concluded that the positive evidence, which included its forecast of future taxable income using its objective and verifiable earnings history, outweighed the negative evidence (the Company’s history of losses) indicating that it was more likely than not that the Company would be able to realize a benefit for a substantial portion of its U.S. deferred tax assets, resulting in a $395 million partial release of its valuation allowance related to its U.S. deferred tax assets as of December 31, 2023 as estimated under the tax-law-ordering approach following change in accounting principle described in Note 1, "Summary of Significant Accounting Policies."

As of December 31, 2024, after considering all positive and negative evidence, including improvement in the Company’s U.S. profitability beyond the projections utilized in estimating the realizability of its U.S. deferred tax assets in 2023, the Company concluded that additional U.S. deferred income tax assets were more likely than not to be realized resulting in a $71 million non-cash benefit to income tax expense in 2024 as estimated under the tax-law-ordering approach following the change in accounting principle described in Note 1, "Summary of Significant Accounting Policies." The deferred tax assets not expected to be realized based on the Company’s projections primarily relate to: (i) existing foreign tax credit carryforwards, as the Company has been and is expected to continue to generate excess credits in the near term, resulting in an inability to use all of its existing carryforwards prior to expiration; (ii) certain U.S. research credit carryforwards expected to expire prior to utilization; and (iii) certain State operating loss carryforwards that are expected to expire prior to utilization.

During the fourth quarter of 2025, the Company updated its forward-looking profitability projections and reassessed the expected utilization of its deferred tax carryforward attributes using the tax law ordering approach, consistent with the change in accounting principle described in Note 1, "Summary of Significant Accounting Policies." This assessment incorporated the estimated effects of the One Big Beautiful Bill Act (the “Act”) as well as refinements to state level valuation allowance estimates. As a result of this analysis, the Company recognized discrete income tax expense of $55 million in 2025.

The Company’s change in accounting methodology for assessing the realizability of its deferred tax assets and resulting valuation allowance from an incremental cash-tax-savings approach to the tax-law-ordering approach resulted in a cumulative $77 million income tax benefit over the three‑year period ended December 31, 2025. The Company recognized $104 million of the benefit in 2023 and 2024, which was offset by a $27 million income tax expense recorded in 2025.

As of December 31, 2025, deferred tax assets not expected to be realized relate primarily to remaining foreign tax credit carryforwards after a $184 million reduction to reflect amendments to prior year tax returns to deduct foreign taxes prior to expiration, with such reduction fully offset by a corresponding income tax benefit arising from a decrease in the U.S. valuation allowance, as well as certain U.S. research credits and select state net operating loss carryforwards. The Company continues to maintain a U.S. valuation allowance of $159 million as of December 31, 2025.

During the third quarter of 2024 and fourth quarter of 2025, the Company reassessed the realizability of its deferred tax assets in Germany. These reassessments were driven primarily by the Company’s German Acquisition completed in 2024 and the UX Acquisition in 2025, each of which will be combined with the Company’s existing German consolidated tax group. The resulting increase in projected future taxable income led the Company to recognize income tax benefits of $7 million in both 2024 and 2025, respectively.

During the fourth quarter of 2025, the Company reassessed the realizability of its deferred tax assets related to its Brazil affiliate, Visteon Amazonas (“Amazonas”). Based primarily on sustained profitability and updated projections of future taxable income, management concluded that the deferred tax assets associated with Amazonas are now more likely than not to be realized. Accordingly, the Company released its valuation allowance in full and recorded a discrete income tax benefit of $13 million for the year ended December 31, 2025.

As of December 31, 2025, valuation allowances totaling $314 million relate to deferred tax assets in certain foreign jurisdictions, primarily Germany and France.

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

The Company has recorded the taxes associated with the foreign earnings it intends to repatriate in the future. The amount the Company expects to repatriate is based upon a variety of factors including current year earnings of the foreign affiliates, foreign investment needs, and the cash flow needs of the Company. As of December 31, 2025 and 2024, the Company has recorded withholding tax liabilities of $25 million and $27 million, respectively related to these earnings. These earnings are expected to be non-taxable upon repatriation to the U.S., as they will largely be considered previously taxed income under the one-time transition tax or GILTI, or they will be offset by a 100% dividend received deduction. The Company has not provided for deferred tax liabilities for foreign withholding or other taxes on the remainder of undistributed earnings because such earnings are considered to be permanently reinvested. It is not practicable to determine the amount of deferred tax liability on such earnings as the actual tax liability, if any, is dependent on circumstances existing when remittance occurs.

The Company is subject to a wide variety of U.S. federal, state, and foreign tax laws, regulations, and governmental policies. Future changes to these tax regimes may materially affect the Company’s tax obligations, investment returns, and overall business operations.

On July 4, 2025, the reconciliation legislation commonly referred to as the One Big Beautiful Bill Act (the “Act”) was enacted in the United States. The Act contains significant tax reform measures, including modifications to the international tax framework. Beginning in 2025, the Act introduces an elective deduction for domestic research and development expenditures. Additional provisions become effective in 2026 and subsequent periods, including reduced tax rates applicable to Foreign‑Derived Deduction Eligible Income (FDDEI) and Net CFC Tested Income (NCTI), which replaced the former GILTI regime, as well as enhanced foreign tax credit utilization rules associated with NCTI‑related income.

As a result of these statutory changes, the Company expects reduced utilization of its existing general foreign tax credit carryforwards in favor of future NCTI foreign tax credits. Accordingly, during the third quarter of 2025, the Company recognized tax expense to increase the valuation allowance associated with these foreign tax credit carryforwards, consistent with the tax‑law‑ordering approach following the change in accounting principle described in Note 1, "Summary of Significant Accounting Policies" as discussed above. The Company continues to monitor developments related to the Act and will evaluate the impact of these legislative changes as additional regulatory guidance becomes available.

The Company is subject to the OECD Pillar Two global minimum tax rules, which establish a 15% minimum effective tax rate on global income. While it remains uncertain whether the United States will adopt Pillar Two, several jurisdictions in which the Company operates have enacted these rules, and others are progressing toward implementation. As global adoption continues, the Company is assessing the potential effects on its future tax profile, cash tax obligations, and operational structure. As part of this evaluation, the Company is considering the availability of transitional and permanent safe harbors, including the Country‑by‑Country Reporting safe harbor, and the application of local Qualified Domestic Minimum Top‑Up Taxes, such as in Brazil, where foregoing certain tax incentives facilitated a tax‑efficient repatriation of earnings from its Brazil affiliate under the 15% minimum tax framework during 2025. On January 5, 2026, the OECD issued additional guidance introducing a “side‑by‑side arrangement,” which, once adopted, would prevent foreign jurisdictions from imposing top‑up tax on U.S. profits of U.S. companies. The Company is monitoring ongoing U.S. and international legislative developments and will assess any impacts as further guidance becomes available.

Unrecognized Tax Benefits

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	Year Ended December 31,
(In millions)	2025	2024
Beginning balance	$20	$25
Tax positions related to current period
Additions	2	2
Tax positions related to prior periods
Additions	3	—
Reductions	—	(7)
Ending balance	$25	$20

Gross unrecognized tax benefits at December 31, 2025 and 2024 were $25 million and $20 million, respectively. Of these amounts, approximately $18 million and $13 million respectively, represent the amount of unrecognized benefits that, if recognized, would impact the effective tax rate. The Company records interest and penalties related to uncertain tax positions as a component of income tax expense and related amounts accrued as of December 31, 2025 and 2024 were $5 million and $3 million, respectively.

With few exceptions, the Company is no longer subject to U.S. federal tax examinations for years before 2016, or state, local or non-U.S. income tax examinations for periods outside the relevant statutes of limitation, unless those years remain under audit or litigation. U.S. net operating losses carried forward into open tax years remain subject to adjustment. Although it is not possible to predict the timing of the resolution of all ongoing tax audits with accuracy, the Company expects that it is reasonably possible that the total amount of unrecognized tax benefits will decrease within the next twelve months due to the anticipated settlement of an ongoing bilateral Advance Pricing Agreement with the U.S. Internal Revenue Service and the India Tax Authority (“ITA”) which could result in payment to the ITA in the range of $10 to $15 million (including interest) by the end of 2026. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the full range of other possible adjustments to the balance of unrecognized tax benefits. The long-term portion of uncertain income tax positions (including interest) in the amount of $9 million is included in Other non-current liabilities on the consolidated balance sheet, while the short-term portion in the amount of $14 million is included in Other current liabilities, and $7 million is reflected as a reduction of deferred tax assets included in Other non-current assets. Outstanding income tax refund claims related primarily to India and Brazil jurisdictions total $4 million as of December 31, 2025, and are included in other non-current assets on the balance sheets.

Income Taxes Paid (Net of Refunds)

For the year ended December 31, 2025, the Company paid a total of $98 million in income taxes across U.S. federal, state, and foreign jurisdictions. Consistent with ASU 2023-09, the Company discloses income taxes paid to each jurisdiction where the amount paid (net of refunds received) is equal to or greater than 5% of total income taxes paid. All other individual jurisdictions, including the U.S. federal and states, did not exceed the 5% disclosure threshold and are presented in the aggregate.

Significant jurisdictions for the period include:

Year Ended December 31,
(In millions)	2025
India	$31
Tunisia	15
Japan	14
Mexico	11
China	10
Thailand	6
Brazil	4
Other	7
Cash paid for income taxes	$98

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

NOTE 15. Stockholders’ Equity and Non-controlling Interests

Treasury Stock

As of December 31, 2025 and 2024, respectively, the Company held 28,196,199 and 27,860,349 shares of common stock in treasury which may be used for satisfying obligations under employee incentive compensation arrangements. The Company values shares of common stock held in treasury at cost.

Non-Controlling Interests

Non-controlling interests in Visteon Corporation are as follows:

	December 31,
(In millions)	2025	2024
Shanghai Visteon Automotive Electronics Co., Ltd.	$54	$55
Yanfeng Visteon Automotive Electronics Co., Ltd.	16	13
Changchun Visteon FAWAY Automotive Electronics Co., Ltd.	12	12
Other	1	1
	$83	$81

Accumulated Other Comprehensive Income (Loss)

Changes in AOCI and reclassifications out of AOCI by component includes:

	Year Ended December 31,
(In millions)	2025	2024
Changes in AOCI:
Beginning balance	$(306)	$(254)
Other comprehensive income (loss) before reclassification, net of tax	38	(64)
Amounts reclassified from AOCI	28	12
Ending balance	$(240)	$(306)
Changes in AOCI by component:
Foreign currency translation adjustments
Beginning balance	$(266)	$(192)
Other comprehensive income (loss) before reclassification	61	(74)
Amounts reclassified from AOCI	—	—
Ending balance	(205)	(266)
Net investment hedge
Beginning balance	18	5
Other comprehensive income (loss) before reclassification	(10)	13
Amounts reclassified from AOCI	—	—
Ending balance	8	18
Benefit plans
Beginning balance	(66)	(76)
Other comprehensive income (loss) before reclassification, net of tax	—	10
Amounts reclassified from AOCI	19	—
Ending balance	(47)	(66)
Unrealized hedging gain (loss)
Beginning balance	8	9
Other comprehensive income (loss) before reclassification, net of tax	(13)	(13)
Amounts reclassified from AOCI	9	12
Ending balance	4	8
AOCI ending balance	$(240)	$(306)

Share Repurchase Program

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. Under this program, the Company will repurchase shares at the prevailing market prices pursuant to specified share price and daily volume limits. During the year ended December 31, 2025, the Company has purchased 555,997 shares at an average price of $101.70 related to this program. As of December 31, 2025, the Company has $74 million of authorized purchases of common stock remaining. Excise taxes incurred due to purchases under the program totaled less than $1 million for the year ended December 31, 2025.

Dividends

During 2025, the Board declared two quarterly cash dividends of $0.275 per share, paid on September 5 and December 5 to shareholders of record as of August 18 and November 18, respectively. Cash dividends totaled $15 million for the year ended December 31, 2025. No dividends were declared or paid in 2024.

Subsequent to December 31, 2025, the Board declared a quarterly cash dividend of $0.375 per share, payable on March 16, 2026 to shareholders of record as of March 2, 2026.

NOTE 16. Earnings Per Share
A summary of information used to compute basic and diluted earnings per share attributable to Visteon is as follows:

	Year Ended December 31,
(In millions, except per share amounts)	2025	2024	2023
Numerator:
Net income (loss) attributable to Visteon	$201	$296	$568
Denominator:
Average common stock outstanding - basic	27.2	27.6	28.1
Dilutive effect of performance-based share units and other	0.4	0.3	0.4
Diluted shares	27.6	27.9	28.5
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon:	$7.39	$10.72	$20.21

Diluted earnings (loss) per share attributable to Visteon:	$7.28	$10.61	$19.93
Balances shown reflect the change in accounting principle related to the method for assessing the realizability of U.S. deferred tax assets described in Note 1. Summary of Significant Accounting Policies

NOTE 17. Fair Value Measurements
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

The fair value hierarchy for assets and liabilities measured at fair value on a recurring basis are as follows:

	December 31, 2025
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Asset Category:
Retirement plan assets	$130	$73	$21	$371	$595
Interest rate swaps	$—	$2	$—	$—	$2
Liability Category:
Cross currency swaps	$—	$16	$—	$—	$16

	December 31, 2024
(In millions)	Level 1	Level 2	Level 3	NAV	Total
Asset Category:
Retirement plan assets	$121	$56	$18	$434	$629
Interest rate swaps	$—	$8	—	—	$8
Liability Category:
Cross currency swaps	$—	$1	$—	$—	$1

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

•Insurance contracts are reported at cash surrender value and have significant unobservable inputs and are categorized as Level 3.

The fair values of the Company’s U.S. retirement plan assets are as follows:

(In millions)	December 31, 2025
Asset Category	Level 1	Level 2	NAV	Total
Common trust funds	$—	$—	$133	$133
LDI	—	47	—	47
Limited partnerships and hedge funds	—	—	207	207
Cash and cash equivalents	—	30	—	30
Total	$—	$77	$340	$417

(In millions)	December 31, 2024
Asset Category	Level 1	Level 2	NAV	Total
Common trust funds	$—	$—	$310	$310
LDI	—	56	—	56
Limited partnerships and hedge funds	—	—	89	89
Cash and cash equivalents	—	17	—	17
Total	$—	$73	$399	$472

The fair values of the Company’s Non-U.S. retirement plan assets are as follows:

(In millions)	December 31, 2025
Asset Category	Level 1	Level 2	Level 3	NAV	Total
Treasury and government securities	$121	$14	$—	$—	$135
Insurance contracts	—	—	21	—	21
Bond funds	—	26	—	—	26
Limited partnerships	—	—	—	13	13
Corporate debt securities	—	5	—	—	5
Common and preferred stock	4	—	—	—	4
Cash and cash equivalents	1	—	—	—	1
Repurchase agreements	—	(60)	—	—	(60)
Other investment funds	4	11	—	18	33
Total	$130	$(4)	$21	$31	$178

(In millions)	December 31, 2024
Asset Category	Level 1	Level 2	Level 3	NAV	Total
Treasury and government securities	$114	$10	$—	$—	$124
Bond funds	—	16	—	—	16
Insurance contracts	—	—	18	—	18
Limited partnerships	—	—	—	12	12
Corporate debt securities	—	6	—	—	6
Common and preferred stock	3	—	—	—	3
Cash and cash equivalents	1	—	—	—	1
Repurchase agreements	—	(67)	—	—	(67)
Other investment funds	3	18	—	23	44
Total	$121	$(17)	$18	$35	$157

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

No impairment charges were recorded for the years ended December 31, 2025 and 2024.

Fair Value of Debt
The fair value of debt was $304 million and $319 million as of December 31, 2025 and 2024, respectively. Fair value estimates were based on quoted market prices or current rates for the same or similar issues or on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt is classified as Level 1 "Market Prices" and Level 2 "Other Observable Inputs" in the fair value hierarchy.
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

As of December 31, 2025 and 2024 the Company had cross-currency swaps with aggregate notional amounts of $200 million intended to mitigate the variability of U.S. dollar value investment in certain of its non-U.S. entities. These swaps are designated as net investment hedges. There was no ineffectiveness associated with such derivatives as of December 31, 2025 and 2024. The fair value of these derivatives is a non-current liability of $16 million and $1 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, a gain of approximately $3 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

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
As of December 31, 2025 and 2024 the Company had interest rate swaps with aggregate notional amounts of $250 million. The fair value of these derivatives is a non-current asset of $2 million and $8 million as of December 31, 2025 and 2024, respectively. As of December 31, 2025, a loss of approximately $3 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the years ended December 31, 2025 and 2024 are as follows:

	Amount of Gain (Loss)
	Recorded Income (Loss) in AOCI, net of tax		Reclassified from AOCI into Income (Loss)
(In millions)	2025	2024	2025	2024
Interest rate risk - Interest expense, net:
Net investment hedges	(10)	13	—	—
Interest rate swap	(13)	(13)	(9)	(12)
	$(23)	$—	$(9)	$(12)

Concentrations of Credit Risk

The following is a summary of the percentage of net sales and accounts receivable from the Company's customers with a percentage of net sales greater than 10 percent:

	Percentage of Total Net Sales			Percentage of Total Accounts Receivable
	December 31,			December 31,
	2025	2024	2023	2025	2024
Ford	26%	23%	22%	12%	12%
General Motors	12%	15%	12%	18%	13%
Volkswagen	10%	9%	9%	11%	10%

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
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. As of December 31, 2025, the Company maintained accruals of approximately $6 million for claims aggregating approximately $45 million in Brazil. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
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

The following table provides a reconciliation of changes in the product warranty and recall liability:

	Year Ended December 31,
(In millions)	2025	2024	2023
Beginning balance	$80	$71	$51
Provisions	47	33	32
Change in estimates	6	2	4
Currency/other	4	(4)	1
Settlements	(30)	(22)	(17)
Ending balance	$107	$80	$71

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraph where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraph could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of December 31, 2025 and that are in excess of established reserves. Based on its analysis, the Company does not reasonably expect, except as otherwise described herein, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

NOTE 20. Segment Information and Revenue Recognition

The Company manages the business activities on a consolidated basis and operates in one reportable segment. The Company’s reportable segment is Electronics. The Electronics segment provides vehicle cockpit electronics products to customers, including digital instrument clusters, information displays, infotainment, cockpit domain controllers, CognitoAITM, battery management systems, high voltage power electronics, and engineering services. As the Company has one reportable segment, net sales, total assets, depreciation, amortization and capital expenditures are equal to consolidated results.

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

A summary of segment revenue, segment net income (loss) attributable to Visteon Corporation, and significant segment expense for the years ended December 31, 2025, 2024 and 2023 is as follows:

	Year Ended December 31,
	2025	2024	2023
Net sales	3,768	3,866	3,954
Significant expenses:
Other cost of sales	2,899	3,039	3,153
Other selling, general and administrative	165	175	173
Gross engineering costs	364	334	330
Engineering recoveries	(144)	(143)	(120)
Depreciation and amortization	109	96	104
Non-cash stock-based compensation	45	41	34
Restructuring, net	8	32	5
Interest expense	13	15	17
Interest income	(22)	(17)	(10)
Equity in net (income) loss of non-consolidated affiliates	(8)	3	10
Other (income) loss, net	1	(7)	1
Provision for (benefit from) income taxes	125	(8)	(330)
Net income (loss)	213	306	587
Less: Net (income) loss attributable to non-controlling interests	(12)	(10)	(19)
Net income (loss) attributable to Visteon Corporation	$201	$296	$568
Other cost of sales excludes depreciation and amortization, non-cash stock-based compensation, and engineering recoveries which are presented individually above.
Other selling, general and administrative excludes depreciation and amortization and non-cash stock-based compensation which are presented individually above.

Financial Information by Geographic Region
Financial information about net sales and net tangible long-lived assets by country are as follows:

	Net Sales (a)			Tangible Long-Lived Assets, Net (b)
	Year Ended December 31,			December 31,
(In millions)	2025	2024	2023	2025	2024
United States	$981	$1,100	$882	$142	$113
Mexico	168	94	109	59	57
Total North America	1,149	1,194	991	201	170
Portugal	853	875	840	143	122
Slovakia	189	192	352	35	22
Tunisia	190	159	106	56	43
Other Europe	45	8	—	24	24
Total Europe	1,277	1,234	1,298	258	211
China Domestic	339	450	614
China Export	236	260	336
Total China	575	710	950	68	65
Japan	308	331	353	22	25
India	325	291	246	73	63
Other Asia-Pacific	112	96	92	20	10
Total Other Asia-Pacific	745	718	691	115	98
South America	172	150	173	8	8
Eliminations	(150)	(140)	(149)
	$3,768	$3,866	$3,954	$650	$552
(a) Company sales based on geographic region where sale originates and not where customer is located.
(b) Tangible long-lived assets include property, plant, and equipment and right-of-use assets.

Disaggregated revenue by product lines is as follows:

	Year Ended December 31,
(In millions)	2025	2024	2023
Product Lines
Instrument clusters	$1,747	$1,764	$1,949
Cockpit domain controller	428	524	536
Infotainment	508	480	499
Information displays	500	409	367
Body and electrification electronics	420	525	314
Other	165	164	289
	$3,768	$3,866	$3,954

NOTE 21. Other Income (Loss), Net

	Year Ended December 31,
(In millions)	2025	2024	2023
Pension financing benefits, net	$8	$11	$11
Pension settlement and curtailment	(7)	(4)	—
Township settlement	—	—	(12)
Other gains (costs)	(2)	—	—
	$(1)	$7	$(1)
Pension financing benefits, net include return on assets net of interest costs and other amortization.
The Company recorded a settlement loss of $7 million during the year ended December 31, 2025 in connection with an annuity contract associated with the U.S. defined benefit plan. For further detail on the annuitization see Note 12, "Employee Benefit Plans".

During 2024 the Company incurred settlement and curtailment losses of $4 million related to an early buyout of individuals in the U.S. defined benefit plan.

During the year ended December 31, 2023, the Company recorded a charge of $12 million in regards to the Charter Township of Van Buren, Michigan settlement. See Note 19, "Commitments and Contingencies” for more information.

NOTE 22. Selected Quarterly Financial Data (unaudited)
Effective December 31, 2025, the Company changed its accounting method for assessing the realizability of U.S. deferred tax assets from the incremental cash tax savings methodology to the tax-law-ordering methodology. The change in methodology, effective December 31, 2025, has been determined to be a change in accounting principle and the effects of the change have been applied and disclosed retrospectively. See Note 1, "Summary of Significant Accounting Policies”.
Accordingly, the financial statements for all quarters during the year ended December 31, 2024, and the first, second, and third quarters of 2025 have been retrospectively adjusted from what was previously reported in the Quarterly Reports on Form 10-Q.
The following tables summarize the effects of the change in accounting method for select quarterly financial data.

	December 31, 2025	September 30, 2025		June 30, 2025		March 31, 2025
(In millions)	As Reported	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted

Condensed Consolidated Statement of Operations:
Income (loss) before income taxes	$65	$81	$81	$97	$97	$95	$95
Benefit from (provision for) income taxes	13	(22)	(90)	(28)	(22)	(28)	(26)
Net income (loss)	78	59	(9)	69	75	67	69
Less: Net (income) loss attributable to non-controlling interests	(4)	(2)	(2)	(4)	(4)	(2)	(2)
Net income (loss) attributable to Visteon Corporation	$74	$57	$(11)	$65	$71	$65	$67

Basic net income per share	$2.73	$2.09	$(0.40)	$2.38	$2.60	$2.39	$2.46
Diluted net income per share	$2.67	$2.04	$(0.40)	$2.36	$2.57	$2.36	$2.44

	December 31, 2024		September 30, 2024		June 30, 2024		March 31, 2024
(In millions)	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted

Condensed Consolidated Statement of Operations:
Income (loss) before income taxes	$84	$84	$51	$51	$100	$100	$63	$63
Benefit from (provision for) income taxes	41	44	(11)	(10)	(25)	(13)	(19)	(13)
Net income (loss)	125	128	40	41	75	87	44	50
Less: Net (income) loss attributable to non-controlling interests	(3)	(3)	(1)	(1)	(4)	(4)	(2)	(2)
Net income (loss) attributable to Visteon Corporation	$122	$125	$39	$40	$71	$83	$42	$48

Basic net income per share	$4.44	$4.55	$1.41	$1.45	$2.57	$3.01	$1.52	$1.74
Diluted net income per share	$4.37	$4.48	$1.40	$1.43	$2.54	$2.97	$1.50	$1.71

	December 31, 2025	September 30, 2025		June 30, 2025		March 31, 2025
(In millions)	As Reported	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted

Condensed Consolidated Statement of Comprehensive Income (Loss):
Comprehensive Income	$93	$60	$(8)	$106	$112	$87	$89
Comprehensive income attributable to non-controlling interests	$(4)	$(3)	$(3)	$(9)	$(9)	$(3)	$(3)
Comprehensive Income Attributable to Visteon Corporation	$89	$57	$(11)	$97	$103	$84	$86

	December 31, 2024			September 30, 2024			June 30, 2024			March 31, 2024
(In millions)	As Originally Reported	As Adjusted		As Originally Reported	As Adjusted		As Originally Reported	As Adjusted		As Originally Reported	As Adjusted

Condensed Consolidated Statement of Comprehensive Income (Loss):
Comprehensive Income	$85	$88		$69	$70		$55	$67		$29	$35
Comprehensive income attributable to non-controlling interests	$(6)	$(6)		$(7)	$(7)		$(2)	$(2)		$(1)	$(1)
Comprehensive Income Attributable to Visteon Corporation	$79	$82	$—	$62	$63	$—	$53	$65	$—	$28	$34

	December 31, 2025	September 30, 2025		June 30, 2025		March 31, 2025
(In millions)	As Reported	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted

Condensed Consolidated Balance Sheets:
Assets
Deferred tax assets	$511	$441	$485	$444	$556	$439	$545
Total assets	$3,386	$3,254	$3,298	$3,192	$3,304	$2,997	$3,103
Equity
Retained Earnings	$2,838	$2,727	$2,771	$2,678	$2,790	$2,613	$2,719
Total Visteon Corporation stockholders' equity	$1,568	$1,483	$1,527	$1,422	$1,534	$1,313	$1,419
Total equity	$1,651	$1,562	$1,606	$1,498	$1,610	$1,397	$1,503
Total liabilities and equity	$3,386	$3,254	$3,298	$3,192	$3,304	$2,997	$3,103

	December 31, 2024		September 30, 2024		June 30, 2024		March 31, 2024
(In millions)	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted

Condensed Consolidated Balance Sheets:
Assets
Deferred tax assets	$441	$545	$387	$488	$371	$471	$378	$466
Total assets	$2,862	$2,966	$2,893	$2,994	$2,731	$2,831	$2,739	$2,827
Equity
Retained Earnings	$2,548	$2,652	$2,426	$2,527	$2,387	$2,487	$2,316	$2,404
Total Visteon Corporation stockholders' equity	$1,229	$1,333	$1,185	$1,286	$1,113	$1,213	$1,049	$1,137
Total equity	$1,310	$1,414	$1,273	$1,374	$1,198	$1,298	$1,134	$1,222
Total liabilities and equity	$2,862	$2,966	$2,893	$2,994	$2,731	$2,831	$2,739	$2,827

	Year Ended December 31, 2025	Nine months ended September 30, 2025		Six months ended June 30, 2025		Three months ended March 31, 2025
(In millions)	As Reported	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted

Condensed Consolidated Statement of Cash Flows:
Net income (loss)	213	195	135	136	144	67	69
U.S. deferred tax benefit	55	1	61	—	(8)	—	(2)

	Year Ended December 31, 2024		Nine months ended September 30, 2024		Six months ended June 30, 2024		Three months ended March 31, 2024
(In millions)	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted

Condensed Consolidated Statement of Cash Flows:
Net income (loss)	284	306	159	178	119	137	44	50
U.S. deferred tax benefit	(49)	(71)	(7)	(26)	—	(18)	—	(6)

	December 31, 2025	September 30, 2025		June 30, 2025		March 31, 2025
(In millions)	As Reported	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted

Condensed Consolidated Statements of Changes in Equity:
Retained Earnings
Cumulative effect adjustment to beginning balance	$2,771	$2,678	$2,790	$2,613	$2,719	$2,548	$2,652
Net income (loss) attributable to Visteon Corporation	$74	$57	$(11)	$65	$71	$65	$67
Ending Balance	$2,838	$2,727	$2,771	$2,678	$2,790	$2,613	$2,719
Total Visteon Corporation Stockholders' Equity
Cumulative effect adjustment to beginning balance	$1,527	$1,422	$1,534	$1,313	$1,419	$1,229	$1,333
Net income (loss) attributable to Visteon Corporation	$74	$57	$(11)	$65	$71	$65	$67
Ending Balance	$1,568	$1,483	$1,527	$1,422	$1,534	$1,313	$1,419
Total Equity
Cumulative effect adjustment to beginning balance	$1,606	$1,498	$1,610	$1,397	$1,503	$1,310	$1,414
Net income (loss)	$78	$59	$(9)	$69	$75	$67	$69
Ending Balance	$1,651	$1,562	$1,606	$1,498	$1,610	$1,397	$1,503

	December 31, 2024		September 30, 2024		June 30, 2024		March 31, 2024
(In millions)	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted	As Originally Reported	As Adjusted

Condensed Consolidated Statements of Changes in Equity:
Retained Earnings
Cumulative effect adjustment to beginning balance	$2,426	$2,527	$2,387	$2,487	$2,316	$2,404	$2,274	$2,356
Net income (loss) attributable to Visteon Corporation	$122	$125	$39	$40	$71	$83	$42	$48
Ending Balance	$2,548	$2,652	$2,426	$2,527	$2,387	$2,487	$2,316	$2,404
Total Visteon Corporation Stockholders' Equity
Cumulative effect adjustment to beginning balance	$1,185	$1,286	$1,113	$1,213	$1,049	$1,137	$1,038	$1,120
Net income (loss) attributable to Visteon Corporation	$122	$125	$39	$40	$71	$83	$42	$48
Ending Balance	$1,229	$1,333	$1,185	$1,286	$1,113	$1,213	$1,049	$1,137
Total Equity
Cumulative effect adjustment to beginning balance	$1,273	$1,374	$1,198	$1,298	$1,134	$1,222	$1,123	$1,205
Net income (loss)	$125	$128	$40	$41	$75	$87	$44	$50
Ending Balance	$1,310	$1,414	$1,273	$1,374	$1,198	$1,298	$1,134	$1,222

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
At December 31, 2025, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive and Financial Officers, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of December 31, 2025.
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
Based on the evaluation performed under the COSO 2013 Framework as of December 31, 2025, management has concluded that the Company’s internal control over financial reporting is effective. Additionally, Deloitte & Touche LLP, an independent registered public accounting firm, has audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, as stated in their report which is included herein.
In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Management's evaluation of internal control over financial reporting excluded the internal control activities of the UX Acquisition, which we acquired on May 31, 2025. This acquisition constitutes less than 4% of total assets and less than 1% of total revenues of the Company’s consolidated financial statement amounts as of and for the year ended December 31, 2025. This acquisition is discussed in Note 2, "Business Acquisitions" of the Notes to Consolidated Financial Statements in Part II, Item 8, Financial Statements and Supplementary Data. The Company will include the Acquisition in the assessment of the effectiveness of internal control over financial reporting by year end 2026.

Item 9B.Other Information
The Company's directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of the Company's shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended December 31, 2025, no such plans or other arrangements were adopted or terminated.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

Part III
Item 10.Directors, Executive Officers and Corporate Governance
Except as set forth herein, the information required by Item 10 regarding the Company's directors is incorporated by reference from the information under the captions “Item - Election of Directors,” “Corporate Governance,” and “2026 Stockholder Proposals and Nominations” in its 2026 Proxy Statement, which will be filed with the SEC pursuant to Regulation 14A within 120 days after the end of the Company’s 2025 fiscal year. The information required by Item 10 regarding the Company's executive officers appears as Item 4A under Part I of this Annual Report on Form 10-K.

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

Item 11.Executive Compensation
The information required by Item 11 is incorporated by reference from the information under the captions “Compensation Committee Report,” “Executive Compensation” and “Director Compensation” in its 2026 Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company’s 2025 fiscal year.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by Item 12 is incorporated by reference from the information under the caption “Security Ownership of Certain Beneficial Owners and Management” in its 2026 Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company’s 2025 fiscal year.
Item 13.Certain Relationships and Related Transactions, and Director Independence
The information required by Item 13 is incorporated by reference from the information under the captions “Corporate Governance - Director Independence” and “Transactions with Related Persons” in its 2026 Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company’s 2025 fiscal year.
Item 14.Principal Accountant Fees and Services
The information required by Item 14 is incorporated by reference from the information under the captions “Audit Fees” and “Audit Committee Pre-Approval Process and Policies” in its 2026 Proxy Statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days after the end of the Company’s 2025 fiscal year.

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
Item 16. Form 10-K Summary
None.

VISTEON CORPORATION AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

(In millions)	Balance at Beginning of Period	(Benefits)/ Charges to Income	Other (a)	Balance at End of Period
Year Ended December 31, 2025:
Valuation allowance for deferred taxes	598	(142)	17	473
Year Ended December 31, 2024:
Valuation allowance for deferred taxes	672	(47)	(27)	598
Year Ended December 31, 2023:
Valuation allowance for deferred taxes	1,120	(459)	11	672
____________
(a)Deferred taxes valuation allowance - represents adjustments recorded through other comprehensive income, exchange, expiration of tax attribute carryforwards, change in statutory tax rate, and various tax return true-up adjustments, all of which impact deferred taxes and the related valuation allowances. In 2025, the $17 million other increase in the valuation allowance for deferred taxes is comprised of $33 million related to exchange, offset by a decrease of $16 million primarily related to change in statutory tax rate. In 2024, the $27 million other decrease in the valuation allowance for deferred taxes is primarily related to exchange. In 2023, the $11 million other increase in the valuation allowance for deferred taxes is comprised of $13 million related to exchange offset by a decrease of $2 million primarily related to other comprehensive income.
Amounts shown reflect the change in accounting principle related to the method for assessing the realizability of U.S. deferred tax assets described in Note 1. "Summary of Significant Accounting Policies" within Part II, Item 8, “Financial Statements and Supplementary Data.”

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

10.3	Visteon Corporation 2020 Incentive Plan, (incorporated by reference to Appendix C to the Definitive Proxy Statement on Schedule 14A of Visteon Corporation filed on April 23, 2020).*
10.3.1	Form of Performance Stock Unit Grant Agreement (2025) under the Visteon Corporation 2020 Incentive Plan.*
10.3.2	Form of Restricted Stock Unit Grant Agreement (2025) under the Visteon Corporation 2020 Incentive Plan.*
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

18	Preferability letter from Deloitte & Touche LLP regarding change in accounting principle
19.1
Visteon Corporation Policy Regarding Purchases and Sales of Company Securities (incorporated by reference to Exhibit 19.1 to the Annual Report on Form 10-K of Visteon Corporation filed on February 18, 2025.)

21.1	Subsidiaries of Visteon Corporation.
23.1	Consent of Independent Registered Public Accounting Firm, Deloitte & Touche LLP.
24.1	Powers of Attorney relating to execution of this Annual Report on Form 10-K.
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated February 19, 2026.
31.2	Rule 13a-14(a) Certification of Chief Financial Officer dated February 19, 2026.
32.1	Section 1350 Certification of Chief Executive Officer dated February 19, 2026.
32.2	Section 1350 Certification of Chief Financial Officer dated February 19, 2026.
97	Visteon Corporation Amended and Restated Compensation Recovery Policy (incorporated by reference to Exhibit 97 to the Annual Report on 10-K of Visteon Corporation filed on February 20, 2024).*
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**

Exhibit No.	Description
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
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
Date: February 19, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and the dates indicated.

	Signature	Title
	/s/ SACHIN LAWANDE	Director, President and Chief Executive Officer
	Sachin Lawande	(Principal Executive Officer)

	/s/ JEROME J. ROUQUET	Senior Vice President and Chief Financial Officer
	Jerome J. Rouquet	(Principal Financial Officer)

	/s/ COLLEEN E. MYERS	Vice President and Chief Accounting Officer
	Colleen E. Myers	(Principal Accounting Officer)

	/s/ JAMES J. BARRESE*	Director
James J. Barrese

	/s/ NAOMI M. BERGMAN*	Director
Naomi M. Bergman

	/s/ JEFFREY D. JONES*	Director
Jeffrey D. Jones

	/s/ BUNSEI KURE*	Director
Bunsei Kure

	/s/ JOANNE M. MAGUIRE*	Director
Joanne M. Maguire

	/s/ ROBERT J. MANZO*	Director
Robert J. Manzo

	/s/ FRANCIS M. SCRICCO*	Director
Francis M. Scricco

	/s/ MARJORIE T. SENNETT*	Director
Marjorie T. Sennett

	/s/ DAVID L. TREADWELL*	Director
David L. Treadwell

*By:	/s/ BRETT PYNNONEN
Brett Pynnonen
Attorney-in-Fact