Form 10-Q
period 2026-03-31
VISTEON CORP
filed 2026-04-23
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ✓
As of April 16, 2026, the registrant had outstanding 26,694,021 shares of common stock.

Exhibit index located on page number 40.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.Condensed Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Net sales	$954	$934
Cost of sales	(841)	(796)
Gross margin	113	138
Selling, general and administrative expenses	(54)	(47)
Restructuring, net	(18)	—
Interest expense	(3)	(3)
Interest income	5	4
Equity in net income (loss) of non-consolidated affiliates	2	2
Other income (expense), net	4	1
Income (loss) before income taxes	49	95
Provision for income taxes	(16)	(26)
Net income (loss)	33	69
Less: Net (income) loss attributable to non-controlling interests	(2)	(2)
Net income (loss) attributable to Visteon Corporation	$31	$67

Comprehensive income (loss)	$22	$89
Less: Comprehensive (income) loss attributable to non-controlling interests	(3)	(3)
Comprehensive income (loss) attributable to Visteon Corporation	$19	$86

Basic earnings (loss) per share attributable to Visteon Corporation	$1.16	$2.46

Diluted earnings (loss) per share attributable to Visteon Corporation	$1.14	$2.44

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	(Unaudited)
	March 31,	December 31,
	2026	2025
ASSETS
Cash and equivalents	$680	$771
Restricted cash	2	2
Accounts receivable, net	675	613
Inventories, net	316	269
Other current assets	148	130
Total current assets	1,821	1,785
Property and equipment, net	516	524
Intangible assets, net	216	222
Right-of-use assets	135	126
Investments in non-consolidated affiliates	31	29
Deferred tax assets	513	511
Other non-current assets	191	189
Total assets	$3,423	$3,386
LIABILITIES AND EQUITY
Short-term debt	$18	$18
Accounts payable	613	540
Accrued employee liabilities	98	122
Current lease liability	24	21
Other current liabilities	300	291
Total current liabilities	1,053	992
Long-term debt, net	279	283
Employee benefits	83	88
Non-current lease liability	115	109
Deferred tax liabilities	52	51
Other non-current liabilities	199	212
Stockholders’ equity:
Preferred stock (par value 0.01, 50 million shares authorized, none outstanding as of March 31, 2026 and December 31, 2025)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 26.7 million shares outstanding as of March 31, 2026 and 26.8 million shares outstanding as of December 31, 2025, respectively)	1	1
Additional paid-in capital	1,389	1,398
Retained earnings	2,859	2,838
Accumulated other comprehensive loss	(252)	(240)
Treasury stock	(2,441)	(2,429)
Total Visteon Corporation stockholders’ equity	1,556	1,568
Non-controlling interests	86	83
Total equity	1,642	1,651
Total liabilities and equity	$3,423	$3,386

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Operating Activities
Net income (loss)	$33	$69
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	29	25
Non-cash stock-based compensation	12	11
Equity in net loss (income) of non-consolidated affiliates, net of dividends remitted	(2)	(2)
Tax valuation allowance expense (benefit)	—	(2)
Other non-cash items	—	(1)
Changes in assets and liabilities:
Accounts receivable	(71)	(24)
Inventories	(51)	(20)
Accounts payable	89	51
Other assets and other liabilities	(33)	(37)
Net cash provided from operating activities	6	70
Investing Activities
Capital expenditures, including intangibles	(36)	(35)
Net investment hedge transactions	(12)	1
Other	—	1
Net cash used by investing activities	(48)	(33)
Financing Activities
Principal repayment of term debt facility	(4)	(4)
Dividends to non-controlling interests	—	(4)
Dividend to shareholders	(10)	—
Repurchase of common stock	(30)	(7)
Stock-based compensation tax withholding payments	(7)	(6)
Proceeds from the exercise of stock options	4	3
Net cash used by financing activities	(47)	(18)
Effect of exchange rate changes on cash	(2)	13
Net increase (decrease) in cash, equivalents, and restricted cash	(91)	32
Cash, equivalents, and restricted cash at beginning of the period	773	626
Cash, equivalents, and restricted cash at end of the period	$682	$658

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2025	$1	$1,398	$2,838	$(240)	$(2,429)	$1,568	$83	1,651
Net income (loss)	—	—	31	—	—	31	2	33
Other comprehensive income (loss)	—	—	—	(12)	—	(12)	1	(11)
Stock-based compensation, net	—	(9)	—	—	18	9	—	9
Share repurchase	—	—	—	—	(30)	(30)		(30)
Dividends declared	—	—	(10)	—	$—	(10)	—	(10)
March 31, 2026	$1	$1,389	$2,859	$(252)	$(2,441)	$1,556	$86	$1,642

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2024	$1	$1,376	$2,652	$(306)	$(2,390)	$1,333	$81	$1,414
Net income (loss)	—	—	67	—	—	67	2	69
Other comprehensive income (loss)	—	—	—	19	—	19	1	20
Stock-based compensation, net	—	(8)	—	—	15	7	—	7
Share repurchase	—	—	—	—	(7)	(7)	—	(7)
March 31, 2025	$1	$1,368	$2,719	$(287)	$(2,382)	$1,419	$84	$1,503

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

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations, and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after March 31, 2026 will be reflected in management's estimates in future periods.

Accounts Receivable: Accounts receivable are stated at the invoiced amount, less an allowance for doubtful accounts for estimated amounts not expected to be collected, and do not bear interest.

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collection on such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. The Company redeemed $35 million of China bank notes during the three months ended March 31, 2026.

Credit Loss Allowance: The Company establishes an allowance for doubtful accounts for accounts receivable based on the current expected credit loss impairment model (“CECL”). The Company applies a historical loss rate based on historic write-offs by region to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. The allowance for doubtful accounts was $10 million and $9 million as of March 31, 2026 and December 31, 2025, respectively.

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

Refer to the section titled Change in Accounting Principle within Note 1 and Note 22 to the Consolidated Financial Statements in our 2025 Annual Report on Form 10-K for further details on our method of accounting for realizability of its deferred tax assets and resulting valuation allowance.

Accounting Pronouncements Not Yet Adopted:

In November 2024, the FASB issued ASU No. 2024-03 (“ASU 2024-03”), Disaggregation of Income Statement Expenses (DISE) which requires disaggregated disclosure of income statement expenses for public business entities. The standard requires public business entities to disclose disaggregated information about specific natural expense categories underlying certain income statement expense line items that are considered relevant. The FASB also issued ASU No. 2025-01 (“ASU 2025-01”), Clarifying the Effective Date, which clarifies the adoption date of ASU 2024-03 as annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the potential effect of this accounting standard update on its consolidated financial statements and related disclosures.

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

NOTE 2. Business Acquisition

On May 21, 2025, Visteon acquired all equity shares of a user experience electronics engineering consulting and consumer research company for cash of $55 million ("UX Acquisition") not including contingent consideration of up to $9 million to be paid if certain financial and operational milestones are achieved. The UX Acquisition adds strong capabilities in user experience advisory services to OEM’s.

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

During the measurement period, not to exceed one year from the acquisition date, the Company may adjust estimated or provisional amounts of assets and liabilities if new information is obtained related to facts and circumstances that existed as of the acquisition date. Measurement period adjustments are recorded in the period they are identified. As of December 31, 2025 adjustments were made based on updated information provided by management. These adjustments resulted in a decrease in the fair value of contingent consideration of $1 million, an increase in tradename of $2 million, an increase in customer-related assets of $1 million, an increase in deferred tax liability of $1 million, and a decrease in goodwill of $3 million when compared to the preliminary allocation. As of March 31, 2026 the Company considered the purchase price allocation complete.

Fair values for intangible assets were based on the income approach including excess earnings and relief from royalty methods. As of March 31, 2026, the Company recorded intangible assets including a tradename of $5 million and customer-related assets totaling $32 million. These definite-lived intangible assets are being amortized using the straight-line method over their estimated useful lives of 20 years for tradename and 16 years for customer-related assets. The fair value of contingent consideration was measured using a Monte Carlo simulation which is a financial model that utilizes the probabilities of various outcomes.

These fair value measurements are classified within Level 3 of the fair value hierarchy.

The Company incurred $2 million in costs related to the UX Acquisition which are classified as Other income (expense), net on the Company's condensed consolidated statements of comprehensive income within the year ended December 31, 2025.

The pro forma effects of the UX Acquisition did not materially impact the Company's reported results for any period presented, and as a result, no unaudited pro forma disclosures are included herein.

NOTE 3. Non-Consolidated Affiliates

Investments in Affiliates

The Company's investments in non-consolidated equity method affiliates include the following:

	March 31,	December 31,
(In millions)	2026	2025
Yanfeng Visteon Investment Co., Ltd. ("YFVIC") (50%)	$—	$—
Limited partnerships	16	16
Other	15	13
Total investments in non-consolidated affiliates	$31	$29

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
The Company's accounts receivable and accounts payable with YFVIC consists of the following:

	March 31,	December 31,
(In millions)	2026	2025
Receivables due from YFVIC, net	$9	$9
Payables due from YFVIC, net	$9	$12
As of March 31, 2026, the Company's share of YFVIC reported losses were greater than the carrying value of this investment. Based on the equity method of accounting, losses exceeding the investment balance were not recorded and are monitored as suspended losses. As of March 31, 2026, the total suspended loss attributable to YFVIC was $5 million, for which the Company has no contractual obligation to fund.

Non-Consolidated Affiliate Transactions
The Company has committed to make a $20 million investment in multiple entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. As of March 31, 2026, the Company has contributed a total of approximately $15 million toward the aggregate investment commitments. These limited partnerships are classified as equity method investments.

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

During the three months ended March 31, 2026, the Company recorded $18 million of net restructuring expense. During the three months ended March 31, 2025, the Company recorded no restructuring expense. These expenses are primarily related to employee severance.

Current restructuring actions include the following:

•During the first quarter of 2026, the Company approved and began to execute on a restructuring action designed to rebalance resources and better align talent with areas of business growth while improving operational efficiencies. As of March 31, 2026 the Company has $17 million accrued related to these actions and payments related to these programs are expected to be complete by the end of 2028.

•During September of 2024, the Company approved a global restructuring program impacting manufacturing and engineering facilities, as well as administrative functions to improve efficiency and further rationalize the Company’s footprint. As of March 31, 2026, $9 million remains accrued for the program and payments related to this program are expected to be complete by the end of 2026.

•During prior years, the Company approved various restructuring programs to improve efficiencies across the organization. As of March 31, 2026, $4 million remains accrued related to these previously announced actions.

•As of March 31, 2026, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its global Interiors business (the "Interiors Divestiture") and legacy operations of $3 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves

The Company’s restructuring reserves and related activity are summarized below. The Company anticipates that the activities associated with the current restructuring reserve balance will be substantially complete by the end of 2028. The Company’s condensed consolidated restructuring reserves are shown as Other liabilities as detailed in Note 8, "Other Liabilities".

(In millions)
December 31, 2025	$23
Expense	18
Foreign currency	(1)
Payments	(7)
March 31, 2026	$33

NOTE 5. Inventories

Inventories, net consist of the following components:

	March 31,	December 31,
(In millions)	2026	2025
Raw materials	$222	$185
Work-in-process	34	33
Finished products	60	51
	$316	$269

NOTE 6. Goodwill and Other Intangible Assets

Intangible assets, net are comprised of the following:

		March 31, 2026			December 31, 2025
(In millions)	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Customer related	15	80	(16)	64	81	(13)	$68
Capitalized software development	4	65	(40)	25	64	(39)	$25
Tradename	16	8	(1)	7	8	(1)	$7
Other	11	26	(17)	9	26	(17)	$9
Subtotal		179	(74)	105	179	(70)	109
Indefinite-Lived:
Goodwill		111	—	111	113	—	$113
Total		$290	$(74)	$216	$292	$(70)	$222

The Company also owns developed technology assets which have a net balance of less than $1 million as of March 31, 2026 and December 31, 2025.

Capitalized software development consists of software development costs intended for integration into customer products.

Goodwill activity as of March 31, 2026 consisted of the following:

(In millions)
December 31, 2025	$113
Foreign currency	(2)
March 31, 2026	$111

NOTE 7. Other Assets

Other current assets are comprised of the following components:

	March 31,	December 31,
(In millions)	2026	2025
Recoverable taxes	$71	$56
Prepaid assets and deposits	30	28
Contractually reimbursable engineering costs	23	24
Joint venture receivables	11	10
Contractual payments	6	5
Other	7	7
	$148	$130

Other non-current assets are comprised of the following components:

	March 31,	December 31,
(In millions)	2026	2025
Contractual payments	$121	$113
Contractually reimbursable engineering costs	21	16
Recoverable taxes	5	5
Derivative financial instruments	3	7
Other	41	48
	$191	$189
Contractual payments represent certain amounts associated with commercial arrangements that are capitalized and subsequently recognized over the period to which they relate.

Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of $21 million during the remainder of 2026, $16 million in 2027, $4 million in 2028, $1 million in 2029, and $2 million in 2030 and beyond.

NOTE 8. Other Liabilities

Other current liabilities are summarized as follows:

	March 31,	December 31,
(In millions)	2026	2025
Deferred income	$69	$55
Product warranty and recall accruals	68	64
Income taxes payable	34	41
Non-income taxes payable	26	28
Restructuring reserves	21	12
Contractual liabilities	19	23
Royalty reserves	19	18
Joint venture payable	10	12
Dividends payable	5	5
Other	29	33
	$300	$291

Other non-current liabilities are summarized as follows:

	March 31,	December 31,
(In millions)	2026	2025
Contractual liabilities	$89	$84
Product warranty and recall accruals	45	43
Derivative financial instruments	—	21
Income tax reserves	8	8
Deferred income	34	32
Restructuring reserves	11	11
Other	12	13
	$199	$212

NOTE 9. Debt
The Company’s debt consists of the following:

	March 31,	December 31,
(In millions)	2026	2025
Short-Term Debt:
Current portion of long-term debt	$18	$18

Long-Term Debt:
Term debt facility, net	$279	$283
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

As of March 31, 2026, the Company has no other short-term borrowing, including at the Company's subsidiaries. The Company's subsidiaries have access to $151 million of capacity under short-term credit facilities.
Long-Term Debt

The Company has no outstanding borrowings on the Revolving Credit Facility as of March 31, 2026 and December 31, 2025.

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

Other

The Company has a $6 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $1 million of outstanding letters of credit issued under this facility secured by restricted cash, as of March 31, 2026 and December 31, 2025. Additionally, the Company had $5 million of locally issued bank guarantees and letters of credit as of March 31, 2026 and December 31, 2025, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 10. Employee Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended March 31, 2026 and 2025 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2026	2025	2026	2025
Costs Recognized in Income:
Pension service (cost):
Service cost	$—	$—	$—	$—
Pension financing benefits (cost):
Interest cost	$(4)	$(7)	$(3)	$(2)
Expected return on plan assets	8	9	3	2
Total pension financing benefits:	4	2	—	—

Net pension benefit (cost)	$4	$2	$—	$—
Pension financing benefits are classified as Other income (expense), net on the Company's condensed consolidated statements of comprehensive income.
During the three months ended March 31, 2026, cash contributions to the Company's defined benefit plans were less than $1 million related to its US plan and $1 million related to its non-U.S. plans. The Company estimates that total cash contributions related to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2026 will be less than $1 million and $5 million, respectively.

NOTE 11. Income Taxes
The Company accounts for income taxes in interim periods using an estimated annual effective tax rate (“AETR”) applied to year‑to‑date income before income taxes, excluding equity in net income of unconsolidated affiliates for jurisdictions not subject to a valuation allowance. The AETR is based on the Company’s current estimate of full‑year results and reflects statutory tax rates, permanent differences, and tax credits expected to be realized. In determining the AETR, the Company excludes the effects of temporary differences and their anticipated reversals. However, permanent tax effects that are expected to arise from temporary differences, such as limitations on the utilization of tax credits or deductions and other structural impacts that are expected to persist through the end of the fiscal year, are included in the AETR. The AETR is reassessed each reporting period to reflect changes in facts and circumstances, including changes in earnings projections, tax laws, and the geographic mix of income. The income tax effects of significant unusual or infrequently occurring items are excluded from the AETR and recognized discretely in the interim period in which they occur.

For the three months ended March 31, 2026 and 2025, the Company recorded an income tax provision of $16 million and $26 million, respectively. The provision primarily reflects income tax expense in jurisdictions where the Company generated taxable income, withholding taxes incurred on certain intercompany and third‑party transactions, including withholding taxes related to foreign earnings expected to be repatriated, and the effects of valuation allowances in jurisdictions where deferred tax assets are not considered more likely than not to be realized. Pretax losses in jurisdictions for which a valuation allowance is maintained totaled $4 million and $7 million for the three months ended March 31, 2026 and 2025, respectively. During each of the three months ended March 31, 2026 and 2025, the Company recorded $2 million of discrete income tax expense, primarily related to stock-based compensation shortfalls associated with equity awards vesting in the period.

The Company’s forecasted AETR differs from the U.S. federal statutory rate primarily due to foreign statutory tax rates that differ from the U.S. rate, U.S. taxation of foreign earnings, permanent differences between financial reporting and tax bases for certain items (including the Foreign‑Derived Deduction Eligible Income (“FDDEI”) deduction and limitations on the deductibility of executive compensation), and the partial expected utilization of current‑year foreign tax credits and research credits. In the United States, the Company continues to maintain valuation allowances primarily against foreign tax credit carryforwards, substantially all research credit carryforwards, and certain state net operating loss carryforwards, as the Company has generated, and expects to continue to generate, foreign tax credits in excess of amounts available for utilization.

NOTE 12. Stockholders’ Equity and Non-controlling Interests
Non-Controlling Interests
The Company's non-controlling interests are as follows:

	March 31,	December 31,
(In millions)	2026	2025
Shanghai Visteon Automotive Electronics, Co., Ltd.	$62	$54
Yanfeng Visteon Automotive Electronics Co., Ltd.	14	16
Changchun Visteon FAWAY Automotive Electronics, Co., Ltd.	9	12
Other	1	1
	$86	$83

Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended March 31,
(In millions)	2026	2025
Changes in AOCI:
Beginning balance	$(240)	$(306)
Other comprehensive income (loss) before reclassification, net of tax	(13)	17
Amounts reclassified from AOCI	1	2
Ending balance	(252)	(287)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(205)	$(266)
Other comprehensive income (loss) before reclassification, net of tax	(14)	31
Ending balance	(219)	(235)
Net investment hedge
Beginning balance	8	18
Other comprehensive income (loss) before reclassification, net of tax	2	(9)
Ending balance	10	9
Benefit plans
Beginning balance	(47)	(66)
Amounts reclassified from AOCI	—	(1)
Ending balance	(47)	(67)
Unrealized hedging gain (loss)
Beginning balance	4	8
Other comprehensive income (loss) before reclassification, net of tax	(1)	(5)
Amounts reclassified from AOCI	1	3
Ending balance	4	6
AOCI ending balance	$(252)	$(287)

Share Repurchase Program

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. Under this program, the Company will repurchase shares at the prevailing market prices pursuant to specified share price and daily volume limits. During the three months ended March 31, 2026, the Company purchased 329,530 shares at an average price of $91.04 related to this program for a total of $30 million.

Dividends

On February 18, 2026, the Company’s Board of Directors approved and declared a cash dividend of $0.375 per share on its common stock, for a total quarterly dividend of $10 million. The dividend was paid on March 16, 2026, to shareholders of record as of the close of business on March 2, 2026.

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

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended March 31,
(In millions, except per share amounts)	2026	2025
Numerator:
Net income (loss) attributable to Visteon	$31	$67
Denominator:
Average common stock outstanding - basic	26.8	27.2
Dilutive effect of performance based share units and other	0.5	0.3
Diluted shares	27.3	27.5
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon	$1.16	$2.46

Diluted earnings (loss) per share attributable to Visteon:	$1.14	$2.44
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

Cross-Currency Swaps: The Company has executed cross-currency swap transactions intended to mitigate the variability of the U.S. dollar value of its investment in certain of its non-U.S. entities. These swaps are designated as net investment hedges and the Company has elected to assess hedge effectiveness under the spot method. Accordingly, changes in the fair value of the swaps are recorded as a cumulative translation adjustment in AOCI in the Consolidated Balance Sheet.
As of December 31, 2025, the Company had cross-currency swaps with aggregate notional amounts of $200 million intended to mitigate the variability of U.S. dollar value investment in certain of its non-U.S. entities. These swaps are designated as net investment hedges. There was no ineffectiveness associated with such derivatives as of December 31, 2025. The fair value of these derivatives was a non-current liability of $16 million as of December 31, 2025. During the three months ended March 31, 2026, the Company terminated the existing cross-currency swaps and paid $13 million upon settlement. There was no ineffectiveness associated with such derivatives at the time of the termination.
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

As of March 31, 2026 and December 31, 2025 the Company had interest rate swaps with aggregate notional amounts of $250 million. The fair value of these derivatives is a non-current asset of $3 million and $2 million as of March 31, 2026 and December 31, 2025, respectively. As of March 31, 2026, a loss of approximately $2 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the three months ended March 31, 2026 and 2025 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)
(In millions)	2026	2025	2026	2025
Three Months Ended March 31,
Interest rate risk - Interest expense, net:
Interest rate swaps	$(1)	$(5)	$(1)	$(3)
Net investment hedges	2	(9)	—	—
	$1	$(14)	$(1)	$(3)
Items Not Carried at Fair Value
The Company's fair value of debt was $300 million and $304 million as of March 31, 2026 and December 31, 2025, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2 in the fair value hierarchy.
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
The Company's credit risk with any single customer exceeding ten percent of total accounts receivable are as follows:

	March 31,	December 31,
	2026	2025
Ford Motor Company	16%	12%
Volkswagen	10%	11%

NOTE 15. Commitments and Contingencies
Litigation and Claims
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. The Company maintained accruals of $6 million for claims aggregating $48 million in Brazil as of March 31, 2026. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
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
The following table provides a rollforward of changes in the product warranty and recall claims liability:

	Three Months Ended March 31,
(In millions)	2026	2025
Beginning balance	$107	$80
Provisions	8	5
Changes in estimates	6	(2)
Currency/other	(1)	2
Settlements	(7)	(6)
Ending balance	$113	$79

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraphs where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of March 31, 2026 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

Financial results for the Company's reportable segment have been prepared using a management approach, which is consistent with the basis and manner in which financial information is evaluated by the Company's Chief Operating Decision Maker ("CODM") in allocating resources and in assessing performance. The Company’s CODM is the Chief Executive Officer. The measurement of segment profit or loss that the CODM uses to evaluate the performance of the Company’s segment is net income attributable to Visteon Corporation. Financial forecasts and budget-to-actual results used by the CODM to assess performance and allocate resources, as well as those used for strategic decisions related to headcount and capital expenditures are reviewed on a consolidated basis. The CODM considers the impact of the significant segment expenses in the table below on net income when deciding whether to reinvest profits, propose dividends or share repurchase, or pursue strategic mergers and acquisitions.

A summary of segment revenue, segment net income (loss) attributable to Visteon Corporation, and significant segment expense for the periods ended March 31, 2026 and 2025 is as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Net sales	$954	$934
Significant expenses:
Other cost of sales	753	716
Other selling, general and administrative	44	39
Gross engineering costs	94	80
Engineering recoveries	(37)	(28)
Depreciation and amortization	29	25
Non-cash stock-based compensation	12	11
Restructuring, net	18	—
Interest expense	3	3
Interest income	(5)	(4)
Equity in net loss (income) of non-consolidated affiliates	(2)	(2)
Other (income) loss, net	(4)	(1)
Provision for (benefit from) income taxes	16	26
Net income (loss)	33	69
Less: Net (income) loss attributable to non-controlling interests	(2)	(2)
Net income (loss) attributable to Visteon Corporation	$31	$67

Other cost of sales excludes depreciation and amortization, non-cash stock-based compensation, and engineering recoveries which are presented individually above.

Other selling, general and administrative excludes depreciation and amortization and non-cash stock-based compensation which are presented individually above.

Financial Information by Geographic Region and Product Lines

Disaggregated net sales by geographical market and product lines is as follows:

	Three Months Ended March 31,
(In millions)	2026	2025
Geographical Markets
Europe	$348	$326
Americas	316	315
China Domestic	69	79
China Export [1]	24	21
Other Asia-Pacific	197	193
	$954	$934
[1] Prior‑period intercompany eliminations have been reclassified into China Export sales to conform with disclosure requirements. The Company concluded that this reclassification was not material to the prior period.

	Three Months Ended March 31,
(In millions)	2026	2025
Product Lines
Instrument clusters	$475	$435
Information displays	148	122
Infotainment	116	125
Cockpit domain controller	94	117
Body and electrification electronics	76	98
Other	45	37
	$954	$934

Item 2.Management's Discussion and Analysis of Financial Condition and Results of Operations
Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations, financial condition, and cash flows of Visteon Corporation (“Visteon” or the “Company”). MD&A is provided as a supplement to, and should be read in conjunction with, the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2025 filed with the Securities and Exchange Commission on February 19, 2026 and the financial statements and accompanying notes to the financial statements included elsewhere herein.
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

•Balanced Capital Allocation with a Strong Balance Sheet - The Company continues to maintain a strong balance sheet to withstand near-term industry volatility and support a balanced capital allocation framework. The Company is primarily focused on allocating capital to high-returning organic initiatives that increase internal capabilities, attractive inorganic growth opportunities, and returning capital to shareholders. In March 2023, the Company announced a $300 million share repurchase program maturing at the end of 2026. The Company has repurchased $256 million of Company common stock under this program. During the three months ended March 31, 2026, the Company paid a total of $10 million of quarterly cash dividends.

Financial Results

The pie charts below highlight the net sales breakdown for Visteon for the three months ended March 31, 2026.
Three Months Ended March 31, 2026
*Regional net sales are based on the geographic region where sales originate and not where customer is located (excludes inter-regional eliminations).
Global Automotive Market Conditions and Production Levels
Global light‑vehicle production declined approximately 3% in the first quarter of 2026, based on April 2026 S&P Global data, with production volumes for the Company’s key customers declining by approximately 4%. In North America, industry production declined by approximately 2%, while production volumes at the Company’s major customers declined by an estimated 4%. Despite lower production levels, retail demand remained relatively resilient, with U.S. seasonally adjusted retail sales remaining above 16 million units. This reflected continued consumer demand for internal‑combustion and hybrid vehicles, partially offset by a decline in electric‑vehicle (“EV”) purchases following the expiration of federal EV tax credits. In Europe, industry production decreased approximately 1% compared to the prior year, while production volumes at the Company’s largest European customers declined by approximately 4%. In China, production volumes declined by approximately 10%, with production at the Company’s key customers declining at a similar rate.

Looking ahead, S&P Global expects global light-vehicle production to decrease by 2% compared to 2025, with production volumes for the Company’s key customers are anticipated to decline by a slightly higher rate. North American, Chinese, and European production are each expected to decline by 2%. The recent conflict in the Middle East may further decrease production, though the magnitude of the decrease is uncertain. Memory chip market conditions may create cost pressures and have the potential to affect industry production volumes, as memory supplier capacity is increasingly allocated to support growth in data center infrastructure. The impact of tariffs on the automotive industry remains uncertain, with the potential to increase production costs and weigh on future vehicle volumes; however, the effects have been minimal to date.

The automotive industry continues to face ongoing risks related to tariffs, vehicle affordability, economic uncertainty, geopolitical developments including the recent conflict in the Middle East, semiconductor chip shortages, production disruptions, and changes in customer market share. The potential impact on future periods’ financial statements, results of operations, and cash flows will depend on the evolution of tariff policies, plant production schedules, supply-chain conditions, and the pace of EV adoption.

Results of Operations - Three Months Ended March 31, 2026 and 2025
The Company's consolidated results of operations for the three months ended March 31, 2026 and 2025 were as follows:

	Three Months Ended March 31,
(In millions)	2026	2025	Change
Net sales	$954	$934	$20
Cost of sales	(841)	(796)	(45)
Gross margin	113	138	(25)
Selling, general and administrative expenses	(54)	(47)	(7)
Restructuring, net	(18)	—	(18)
Interest income, net	2	1	1
Equity in net income (loss) of non-consolidated affiliates	2	2	—
Other income (expense), net	4	1	3
Provision for income taxes[2]	(16)	(26)	10
Net income (loss)[2]	33	69	(36)
Less: Net (income) loss attributable to non-controlling interests	(2)	(2)	—
Net income (loss) attributable to Visteon Corporation[2]	$31	$67	$(36)
Adjusted EBITDA[1]	$104	$129	$(25)
[1] Adjusted EBITDA is a Non-GAAP financial measure, as further discussed below.
[2]Amounts shown reflect the change in accounting principle related to the method for assessing the realizability of U.S. deferred tax assets described in Note 1. "Summary of Significant Accounting Policies" within Part II, Item 8, “Financial Statements and Supplementary Data.” of the Annual Report on Form 10-K for the year ended December 31, 2025.

Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Three months ended March 31, 2025	934	$(796)	$138
Volume, mix, and net new business	(23)	16	(7)
Currency	24	(28)	(4)
Customer pricing	(5)	—	(5)
Engineering costs, net *	—	(2)	(2)
Cost performance, design changes and other	24	(31)	(7)
Three months ended March 31, 2026	954	(841)	$113
*Excludes the impact of currency.
Net sales for the three months ended March 31, 2026 totaled $954 million, representing an increase of $20 million compared with the same period of 2025. Volumes and net new business decreased net sales by $23 million. Customer pricing decreased net sales by $5 million as a result of annual price reductions and customer recoveries. Favorable currency increased net sales by $24 million, primarily attributable to the euro and Brazilian real, partially offset by the Indian rupee. Other cost performance, design changes and other increased net sales by $24 million primarily due to one-time items and sales from the recently acquired engineering services companies.

Cost of sales increased by $45 million for the three months ended March 31, 2026 compared with the same period in 2025. Volume, mix and net new business decreased cost of sales by $16 million. Net engineering costs, excluding currency, increased cost of sales by $2 million. Foreign currency increased cost of sales by $28 million, primarily attributable to the euro, Indian rupee, and Chinese renminbi. Cost performance, design changes and other increased cost of sales by $31 million primarily due to timing of recoveries, higher semiconductor costs, and higher warranty costs, partially offset by ongoing cost discipline.

A summary of net engineering costs is shown below:

	Three Months Ended March 31,
(In millions)	2026	2025
Gross engineering costs	$(94)	$(80)
Engineering recoveries	37	28
Engineering costs, net	$(57)	$(52)

Gross engineering costs relate to forward model program development, advanced engineering activities and services. Net engineering costs were $57 million and $52 million for the three months ended March 31, 2026 and 2025, respectively. The increase is primarily due to recent engineering services acquisitions, partially offset by lower personnel costs.

Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $54 million and $47 million, during the three months ended March 31, 2026 and 2025, respectively. Expenses increased during 2026 due to the non-recurrence of a prior year incentive credit and unfavorable currency impacts.

Restructuring, net
During the three months ended March 31, 2026, the Company recorded $18 million of net restructuring expense. These expenses are primarily related to employee severance. The increase is primarily related to a restructuring program approved during the three months ended March 31, 2026.

Interest, Net

Interest income for the three months ended March 31, 2026 increased by $1 million when compared to the same period in 2025. The increase in interest income, net of expense, during 2026 is due to higher cash balances which yield interest income.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was income of $2 million during the three months ended March 31, 2026 and 2025.

Other Income (Expense), Net

Other income, net was $4 million and $1 million for the three months ended March 31, 2026 and 2025, respectively. Other income, net consisted primarily of net pension financing benefits.

Income Taxes

The Company’s provision for income taxes was $16 million for the three months ended March 31, 2026, compared with $26 million for the same period in 2025, representing a decrease of $10 million. The decrease in income tax expense was primarily attributable to lower pretax income in the current‑year period. The effective tax rate for the three months ended March 31, 2026 and 2025 was 34% and 28%, respectively. The increase is primarily due to less favorable geographic earnings mix.

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

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA1 for the three months ended March 31, 2026 and 2025, is as follows:

	Three Months Ended March 31,
(In millions)	2026	2025	Change
Net income (loss) attributable to Visteon Corporation[2]	$31	$67	$(36)
Depreciation and amortization	29	25	4
Non-cash, stock-based compensation expense	12	11	1
Provision for (benefit from) income taxes[2]	16	26	(10)
Restructuring, net	18	—	18
Interest (income) expense, net	(2)	(1)	(1)
Net income (loss) attributable to non-controlling interests	2	2	—
Equity in net (income) loss of non-consolidated affiliates	(2)	(2)	—
Other	—	1	(1)
Adjusted EBITDA[1]	$104	$129	$(25)
[1] Adjusted EBITDA is a Non-GAAP financial measure, as further discussed above.
[2] Amounts shown reflect the change in accounting principle related to the method for assessing the realizability of U.S. deferred tax assets described in Note 1. "Summary of Significant Accounting Policies" within Part II, Item 8, “Financial Statements and Supplementary Data.” of the Annual Report on Form 10-K for the year ended December 31, 2025.

Adjusted EBITDA1 was $104 million for the three months ended March 31, 2026 representing a decrease of $25 million compared with the same period of 2025. Lower volumes decreased Adjusted EBITDA1 by $7 million. Customer pricing decreased Adjusted EBITDA1 by $5 million as a result of annual price reductions and customer recoveries. Foreign currency decreased Adjusted EBITDA1 by $6 million, primarily attributable to the Indian rupee and Japanese yen, partially offset by the euro and Brazilian real. Net engineering costs, excluding currency, decreased Adjusted EBITDA1 by $2 million. Cost performance, commercial discipline as well as the impact of one-time items decreased Adjusted EBITDA1 by $5 million.

Results of Operations - Three Months Ended March 31, 2025 and 2024
During the fourth quarter of 2025, the Company elected to change its accounting method for assessing the realizability of U.S. deferred tax assets from the incremental cash tax savings method to the tax‑law‑ordering method. This change is further described in Note 1, "Summary of Significant Accounting Policies", to the consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2025, as filed on February 19, 2026, with the SEC. The discussion presented below addresses only those sections with relevant updates resulting from the change in accounting principle.

The Company's consolidated results of operations for the three months ended March 31, 2025 and 2024 were as follows.

	Three Months Ended March 31,
(In millions)	2025	2024	Change
Net sales	$934	$933	$1
Cost of sales	(796)	(814)	18
Gross margin	138	119	19
Selling, general and administrative expenses	(47)	(52)	5
Restructuring, net	—	(2)	2
Interest income, net	1	—	1
Equity in net income (loss) of non-consolidated affiliates	2	(4)	6
Other income (expense), net	1	2	(1)
Provision for income taxes[2]	(26)	(13)	(13)
Net income (loss)[2]	69	50	19
Less: Net (income) loss attributable to non-controlling interests	(2)	(2)	—
Net income (loss) attributable to Visteon Corporation[2]	$67	$48	$19
Adjusted EBITDA[1]	$129	$102	$27
[1] Adjusted EBITDA is a Non-GAAP financial measure, as further discussed above.
[2] Amounts shown reflect the change in accounting principle related to the method for assessing the realizability of U.S. deferred tax assets described in Note 1. "Summary of Significant Accounting Policies" within Part II, Item 8, “Financial Statements and Supplementary Data.” of the Annual Report on Form 10-K for the year ended December 31, 2025.

The Company's provision for income taxes of $26 million for the three months ended March 31, 2025 represents an increase of $13 million compared with $13 million in the same period of 2024. The increase in tax expense is primarily attributable to the overall increase in net income, including changes in the mix of earnings and differing tax rates between jurisdictions.
The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA1 for the three months ended March 31, 2025 and 2024, is as follows:

	Three Months Ended March 31,
(In millions)	2025	2024	Change
Net income (loss) attributable to Visteon Corporation[2]	$67	$48	$19
Depreciation and amortization	25	22	3
Non-cash, stock-based compensation expense	11	10	1
Provision for income taxes[2]	26	13	13
Restructuring, net	—	2	(2)
Interest, net	(1)	—	(1)
Net income attributable to non-controlling interests	2	2	—
Equity in net (income) loss of non-consolidated affiliates	(2)	4	(6)
Other	1	1	—
Adjusted EBITDA[1]	$129	$102	$27
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

Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of March 31, 2026, the Company’s corporate credit ratings has been upgraded from BB to BB+ by Standard & Poor’s and from Ba2 to Ba1 by Moody's. See Note 9, "Debt" for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which may be utilized by the Company's local subsidiaries and consolidated joint ventures, had availability of $151 million and the Company had $400 million of available credit under the revolving credit facility, as of March 31, 2026.
Cash Balances
As of March 31, 2026, the Company had total cash and cash equivalents of $682 million, including $2 million of restricted cash and $108 million of cash attributable to the Company's joint venture partners should the Company elect to issue cash dividends.

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

Other Items Affecting Liquidity
During the quarter, the Company returned capital to shareholders through both dividends and share repurchases.

During the three months ended March 31, 2026, the Company paid $10 million in quarterly cash dividends.

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. During the three months ended March 31, 2026, the Company purchased 329,530 shares at an average price of $91.04 related to this program for a total of $30 million. Decisions regarding future dividends remain at the sole discretion of the Board of Directors and will depend on a range of factors, including general economic conditions, the Company’s financial performance, available liquidity, capital requirements, regulatory considerations, and other relevant matters. These actions reflect the Company’s ongoing commitment to shareholder returns and form an integral part of its broader capital allocation strategy.

During the three months ended March 31, 2026, cash contributions to the Company's defined benefit plans were less than $1 million related to its US plan and $1 million related to its non-U.S. plans. The Company estimates that total cash contributions related to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2026 will be less than $1 million and $5 million, respectively.

During the three months ended March 31, 2026, the Company paid $7 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is included in Note 4, "Restructuring." The Company estimates that total cash restructuring payments through 2026 will approximate $20 million.

The Company has committed to make a $20 million investment in multiple entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. As of March 31, 2026, the Company has contributed a total of approximately $15 million toward the aggregate investment commitments. These limited partnerships are classified as equity method investments.

The Company may be required to make significant cash outlays related to its unrecognized tax benefits, including interest and penalties. As of March 31, 2026, the Company had unrecognized tax benefits, including interest and penalties, that would be expected to result in a cash outlay of $23 million. The Company further expects that it is reasonably possible that the anticipated settlement of an ongoing bilateral Advance Pricing Agreement (“APA”) with the U.S. Internal Revenue Service and the India Tax Authority (“ITA”) could result in payment to the ITA in the range of $10 to $15 million (including interest) by the end of 2026. Given the number of years, jurisdictions and positions subject to examination, the Company is unable to estimate the timing of cash settlement, if any, for its remaining unrecognized tax benefits with the respective taxing authorities.

Cash Flows
Operating Activities
Cash provided by operating activities decreased to $6 million for the three months ended March 31, 2026, from $70 million in the prior‑year period. The decrease was primarily attributable to lower net income and higher net working capital outflows of $40 million driven by higher accounts receivable and inventory, partially offset by increased accounts payable.

Investing Activities
Net cash used by investing activities during the three months ended March 31, 2026 totaled $48 million, representing $15 million of increased usage as compared to the same period in 2025. This increase in usage is primarily due to the termination of cross-currency swaps which resulted in a net cash payment of $13 million.

Financing Activities
Cash used by financing activities during the three months ended March 31, 2026 was $47 million, representing a $29 million increase as compared to the same period in 2025. This increase is primarily attributable to a cash dividends paid to shareholders of $10 million and higher share repurchases as compared to 2025 of $23 million, partially offset by lower dividends paid to non-controlling interests of $4 million.

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

You should understand that various factors, in addition to those discussed elsewhere in this document, could affect the Company’s future results and could cause results to differ materially from those expressed in such forward-looking statements, including:

•Uncertainties in U.S. or foreign policy regarding trade agreements, tariffs or other international trade policies and any response to such actions by foreign countries.
•Significant and prolonged shortages of, or unrecoverable price increases in, critical components, including but not limited to semiconductors such as DRAM, particularly where such components are sourced from sole or primary suppliers.
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

Item 3.Quantitative and Qualitative Disclosures About Market Risk
The primary market risks to which the Company is exposed include changes in currency exchange rates, interest rates and certain commodity prices. The Company manages these risks through operating actions including fixed-price contracts with suppliers, cost sourcing arrangements with customers, and through various derivative instruments. The Company's use of derivative instruments is strictly intended for hedging purposes to mitigate market risks pursuant to written risk management policies. Accordingly, derivative instruments are not used for speculative or trading purposes. The Company's use of derivative instruments creates exposure to credit loss in the event of non-performance by the counter-party to the derivative financial instruments. The Company limits this exposure by entering into agreements directly with a variety of major financial institutions with high credit standards and that are expected to fully satisfy their obligations under the contracts. Additionally, the Company's ability to utilize derivatives to manage market risk is dependent on credit conditions, market conditions, and prevailing economic environment.
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
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be zero and $22 million for currency derivative financial instruments as of March 31, 2026 and December 31, 2025, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
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

As of March 31, 2026, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2026.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II
Other Information

Item 1.    Legal Proceedings

See the information above under Note 15, "Commitments and Contingencies," to the condensed consolidated financial statements which is incorporated herein by reference.

Item 1A.Risk Factors
For information regarding factors that could affect the Company's results of operations, financial condition and liquidity, see the risk factors discussed in Part I, "Item 1A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2025 filed with the SEC on February 19, 2026. See also, "Forward-Looking Statements" included in Part I, Item 2 of this Quarterly Report on Form 10-Q.

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the first quarter of 2026.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
January 1 to January 31, 2026	—	$—	—	$—
February 1 to February 28, 2026	—	$—	—	$—
March 1 to March 31, 2026	329,530	$91.04	329,530	$44
Total	329,530	$91.04	329,530	$44

(1) The Company does not include shares surrendered to pay taxes incurred upon exercises of stock options for purposes of this Item 5 of Part II of this Quarterly Report on Form 10-Q.

(2) The Inflation Reduction Act of 2022, which was enacted into law on August 16, 2022, imposed a nondeductible 1% excise tax on the net value of certain stock repurchases made after December 31, 2022. All dollar amounts presented exclude such excise taxes, as applicable.

Item 5. Other Information

The Company's directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of the Company's shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended March 31, 2026, the following officer(s) took the following action.

Name	Title	Action	Intended to satisfy the affirmative defense of Rule 10b5-1?	Date	Aggregate Number of Shares to be sold	Expiration Date
Robert R. Vallance	Senior Vice President, Product Lines, China and APAC Supplier Strategy	Adoption	Yes	2/27/2026	3,000	5/28/2027
Brett Pynnonen	Senior Vice President and Chief Legal Officer	Adoption	Yes	3/5/2026	5,000	2/19/2027
Item 6.Exhibits

The exhibits listed on the "Exhibit Index" on Page 40 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated April 23, 2026.
31.2	Rule 13a-14(a) Certification of Senior Vice President, Chief Financial Officer dated April 23, 2026.
32.1	Section 1350 Certification of Chief Executive Officer dated April 23, 2026
32.2	Section 1350 Certification of Senior Vice President, Chief Financial Officer dated April 23, 2026.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Date: April 23, 2026