Form 10-Q
period 2026-06-30
VISTEON CORP
filed 2026-07-23
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ✓
As of July 16, 2026, the registrant had outstanding 26,695,429 shares of common stock.

Exhibit index located on page number 47.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.Condensed Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Net sales	$960	$969	$1,914	$1,903
Cost of sales	(842)	(828)	(1,683)	(1,624)
Gross margin	118	141	231	279
Selling, general and administrative expenses	(46)	(48)	(100)	(95)
Restructuring, net	1	(1)	(17)	(1)
Interest expense	(2)	(4)	(5)	(7)
Interest income	5	6	10	10
Equity in net income (loss) of non-consolidated affiliates	2	2	4	4
Other income (expense), net	(2)	1	2	2
Income (loss) before income taxes	76	97	125	192
Provision for income taxes	(26)	(22)	(42)	(48)
Net income (loss)	50	75	83	144
Less: Net (income) loss attributable to non-controlling interests	(1)	(4)	(3)	(6)
Net income (loss) attributable to Visteon Corporation	$49	$71	$80	$138

Comprehensive income (loss)	$57	$112	$79	$201
Less: Comprehensive (income) loss attributable to non-controlling interests	1	(9)	(2)	(12)
Comprehensive income (loss) attributable to Visteon Corporation	$58	$103	$77	$189

Basic earnings (loss) per share attributable to Visteon Corporation	$1.84	$2.60	$2.99	$5.07

Diluted earnings (loss) per share attributable to Visteon Corporation	$1.80	$2.57	$2.93	$5.02

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	(Unaudited)
	June 30,	December 31,
	2026	2025
ASSETS
Cash and equivalents	$648	$771
Restricted cash	2	2
Accounts receivable, net	666	613
Inventories, net	328	269
Other current assets	158	130
Total current assets	1,802	1,785
Property and equipment, net	524	524
Intangible assets, net	233	222
Right-of-use assets	131	126
Investments in non-consolidated affiliates	25	29
Deferred tax assets	512	511
Other non-current assets	229	189
Total assets	$3,456	$3,386
LIABILITIES AND EQUITY
Short-term debt	$15	$18
Accounts payable	620	540
Accrued employee liabilities	85	122
Current lease liability	24	21
Other current liabilities	271	291
Total current liabilities	1,015	992
Long-term debt, net	284	283
Employee benefits	80	88
Non-current lease liability	111	109
Deferred tax liabilities	47	51
Other non-current liabilities	230	212
Stockholders’ equity:
Preferred stock (par value 0.01, 50 million shares authorized, none outstanding as of June 30, 2026 and December 31, 2025)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 26.7 million shares outstanding as of June 30, 2026 and 26.8 million shares outstanding as of December 31, 2025, respectively)	1	1
Additional paid-in capital	1,398	1,398
Retained earnings	2,897	2,838
Accumulated other comprehensive loss	(243)	(240)
Treasury stock	(2,442)	(2,429)
Total Visteon Corporation stockholders’ equity	1,611	1,568
Non-controlling interests	78	83
Total equity	1,689	1,651
Total liabilities and equity	$3,456	$3,386

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Operating Activities
Net income (loss)	$83	$144
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	58	52
Non-cash stock-based compensation	24	23
Equity in net loss (income) of non-consolidated affiliates, net of dividends remitted	(4)	(4)
Tax valuation allowance expense (benefit)	—	(8)
Other non-cash items	1	(4)
Changes in assets and liabilities:
Accounts receivable	(58)	(3)
Inventories	(63)	4
Accounts payable	86	40
Other assets and other liabilities	(84)	(79)
Net cash provided from operating activities	43	165
Investing Activities
Capital expenditures, including intangibles	(61)	(66)
Acquisition of business, net of cash acquired	(20)	(50)
Net investment hedge transactions	(12)	2
Other	—	(1)
Net cash used by investing activities	(93)	(115)
Financing Activities
Borrowings on debt	2	—
Principal repayment of term debt facility	(4)	(9)
Dividend to shareholders	(20)	—
Dividends to non-controlling interests	(9)	(18)
Repurchase of common stock	(36)	(7)
Stock-based compensation tax withholding payments	(9)	(7)
Proceeds from the exercise of stock options	8	3
Contingent consideration payments	(7)	—
Other	(2)	—
Net cash used by financing activities	(77)	(38)
Effect of exchange rate changes on cash	4	33
Net increase (decrease) in cash, equivalents, and restricted cash	(123)	45
Cash, equivalents, and restricted cash at beginning of the period	773	626
Cash, equivalents, and restricted cash at end of the period	$650	$671

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2025	$1	$1,398	$2,838	$(240)	$(2,429)	$1,568	$83	1,651
Net income (loss)	—	—	31	—	—	31	2	33
Other comprehensive income (loss)	—	—	—	(12)	—	(12)	1	(11)
Stock-based compensation, net	—	(9)	—	—	18	9	—	9
Share repurchase	—	—	—	—	(30)	(30)		(30)
Dividends declared	—	—	(10)	—	$—	(10)	—	(10)
March 31, 2026	$1	$1,389	$2,859	$(252)	$(2,441)	$1,556	$86	$1,642
Net income (loss)	—	—	49	—	—	49	1	50
Other comprehensive income (loss)	—	—	—	9	—	9	(2)	7
Stock-based compensation, net	—	9	—	—	5	14	—	14
Share repurchase	—	—	—	—	(6)	(6)	—	(6)
Dividends declared	—	—	(11)	—	—	(11)	(7)	(18)
June 30, 2026	$1	$1,398	$2,897	$(243)	$(2,442)	$1,611	$78	$1,689

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2024	$1	$1,376	$2,652	$(306)	$(2,390)	$1,333	$81	$1,414
Net income (loss)	—	—	67	—	—	67	2	69
Other comprehensive income (loss)	—	—	—	19	—	19	1	20
Stock-based compensation, net	—	(8)	—	—	15	7	—	7
Share repurchase	—	—	—	—	(7)	(7)	—	(7)
March 31, 2025	$1	$1,368	$2,719	$(287)	$(2,382)	$1,419	$84	$1,503
Net income (loss)	—	—	71	—	—	71	4	75
Other comprehensive income (loss)	—	—	—	32	—	32	5	37
Stock-based compensation, net	—	10	—	—	2	12	—	12
Dividends to non-controlling interest	—	—	—	—	—	—	(17)	(17)
June 30, 2025	$1	$1,378	$2,790	$(255)	$(2,380)	$1,534	$76	$1,610

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

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations, and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after June 30, 2026 will be reflected in management's estimates in future periods.

Accounts Receivable: Accounts receivable are stated at the invoiced amount, less an allowance for doubtful accounts for estimated amounts not expected to be collected, and do not bear interest.

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collections on such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. The Company redeemed $65 million of China bank notes during the six months ended June 30, 2026.

Credit Loss Allowance: The Company establishes an allowance for doubtful accounts for accounts receivable based on the current expected credit loss impairment model (“CECL”). The Company applies a historical loss rate based on historic write-offs by region to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. The allowance for doubtful accounts was $10 million and $9 million as of June 30, 2026 and December 31, 2025, respectively.

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

In September 2025, the FASB issued ASU No. 2025-06 (“ASU 2025-06”), Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes outdated guidance on internal-use software costs to reflect current development practices and improve operability. The standard eliminates the project stages model and replaces with a principles-based recognition threshold. The standard also creates a new capitalization criteria that clarifies capitalization when funding is authorized by management and is probable to be completed and used. The adoption of ASU 2025-06 is effective for annual and interim periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the potential effect of this accounting standard update on its consolidated financial statements and related disclosures.

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

NOTE 2. Business Acquisition

On June 5, 2026, Visteon acquired all of the equity shares of a software engineering company focused on functional safety and safety systems architecture for cash of $24 million ("Software Architecture Acquisition") not including contingent consideration of up to $16 million. This additional consideration is to be paid if certain financial and operational milestones are achieved. The Software Architecture Acquisition adds strong capabilities in controller software architecture services to OEMs.

The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

(In millions)
Cash	$22
Escrow	2
Total fair value of consideration	$24

Assets acquired:
Cash	$4
Accounts receivable	3
Other current assets	1
Total Assets acquired	$8

Liabilities assumed:
Other liabilities	$4
Total Liabilities assumed	$4

Goodwill	$20

The Software Architecture Acquisition is accounted for as a business combination. The purchase price was recorded on a preliminary basis at estimated fair values, based on management's assessment as of June 5, 2026. These estimates relied on available information, reasonable and supportable assumptions, and when necessary, assistance from a third-party engaged by the Company.

During the measurement period, not to exceed one year from the acquisition date, the Company may adjust estimated or provisional amounts of assets and liabilities if new information is obtained related to facts and circumstances that existed as of the acquisition date. Measurement period adjustments are recorded in the period they are identified. As of June 30, 2026, the final purchase price allocation has not been completed as the Company is still evaluating net working capital adjustments, identification of intangible assets, and the fair value of contingent consideration which may result in a change in total acquisition consideration.

The Company incurred $1 million in costs related to the Software Architecture Acquisition which are classified as Other income (expense), net on the Company's condensed consolidated statements of comprehensive income within the quarter ended June 30, 2026.

The pro forma effects of the Software Architecture Acquisition did not materially impact the Company's reported results for any period presented, and as a result, no unaudited pro forma disclosures are included herein.

On May 21, 2025, Visteon acquired all equity shares of a user experience electronics engineering consulting and consumer research company for cash of $55 million ("UX Acquisition") not including contingent consideration of up to $9 million to be paid if certain financial and operational milestones are achieved.

During the measurement period, not to exceed one year from the acquisition date, the Company may adjust estimated or provisional amounts of assets and liabilities if new information is obtained related to facts and circumstances that existed as of the acquisition date. Measurement period adjustments are recorded in the period they are identified. As of December 31, 2025 adjustments were made based on updated information provided by management. These adjustments resulted in a decrease in the fair value of contingent consideration of $1 million, an increase in tradename of $2 million, an increase in customer-related assets of $1 million, an increase in deferred tax liability of $1 million, and a decrease in goodwill of $3 million when compared to the preliminary allocation. As of March 31, 2026, the Company considered the purchase price allocation complete.

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

Contingent consideration shall be remeasured to fair value at each reporting date until the contingencies are resolved. The changes in fair value shall be recognized in earnings. No changes in fair value were recognized during the six months ended June 30, 2026. The Company paid $7 million of contingent consideration during the six months ended June 30, 2026 related to an acquisition occurring during the annual period of 2024.

NOTE 3. Non-Consolidated Affiliates

Investments in Affiliates

The Company's investments in non-consolidated equity method affiliates include the following:

	June 30,	December 31,
(In millions)	2026	2025
Yanfeng Visteon Investment Co., Ltd. ("YFVIC") (50%)	$—	$—
Limited partnerships	16	16
Other	9	13
Total investments in non-consolidated affiliates	$25	$29

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
The Company determined that YFVIC is a VIE. The Company holds a variable interest in YFVIC primarily related to its ownership interests and subordinated financial support. The Company and Yanfeng Automotive Trim Systems Co. Ltd. ("YF") each own 50% of YFVIC and neither entity has the power to control the operations of YFVIC; therefore, the Company is not the primary beneficiary of YFVIC and does not consolidate the joint venture.
The Company's accounts receivable and accounts payable with YFVIC consist of the following:

	June 30,	December 31,
(In millions)	2026	2025
Receivables due from YFVIC, net	$8	$9
Payables due to YFVIC, net	$6	$12
As of June 30, 2026, the Company's share of YFVIC reported losses was greater than the carrying value of this investment. Based on the equity method of accounting, losses exceeding the investment balance were not recorded and are monitored as suspended losses. As of June 30, 2026, the total suspended loss attributable to YFVIC was $5 million, for which the Company has no contractual obligation to fund.

Non-Consolidated Affiliate Transactions
The Company has committed to make a $20 million investment in multiple entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. As of June 30, 2026, the Company has contributed a total of approximately $15 million toward the aggregate investment commitments. These limited partnerships are classified as equity method investments.

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

During the six months ended June 30, 2026 and 2025, the Company recorded $17 million and $1 million, respectively, of net restructuring expense. These expenses are primarily related to employee severance.

Current restructuring actions include the following:

•In 2026, The Company has approved and began to execute on restructuring actions designed to rebalance resources and better align talent with areas of business growth while improving operational efficiencies. As of June 30, 2026, the Company has $10 million accrued related to these actions and payments related to these programs are expected to be complete by the end of 2028.

•The Company has analyzed and approved various global restructuring programs impacting manufacturing and engineering facilities, as well as administrative functions to improve efficiency and further rationalize the Company’s footprint. As of June 30, 2026, $11 million remains accrued for the program and payments related to this program are expected to be complete by the end of 2027.

•As of June 30, 2026, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its global Interiors business (the "Interiors Divestiture") and legacy operations of $3 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves

The Company’s restructuring reserves and related activity are summarized below. The Company anticipates that the activities associated with the current restructuring reserve balance will be substantially complete by the end of 2028. The Company’s condensed consolidated restructuring reserves are shown as Other liabilities as detailed in Note 8, "Other Liabilities".

(In millions)
December 31, 2025	$23
Expense, net	18
Foreign currency	(1)
Payments	(7)
March 31, 2026	$33
Expense, net	(1)
Payments	(8)
June 30, 2026	$24

NOTE 5. Inventories

Inventories, net consist of the following components:

	June 30,	December 31,
(In millions)	2026	2025
Raw materials	$235	$185
Work-in-process	34	33
Finished products	59	51
	$328	$269

NOTE 6. Goodwill and Other Intangible Assets

Intangible assets, net are comprised of the following:

		June 30, 2026			December 31, 2025
(In millions)	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Customer related	14	79	(16)	63	81	(13)	$68
Capitalized software development	4	66	(43)	23	64	(39)	$25
Tradename	16	8	(1)	7	8	(1)	$7
Other	11	26	(18)	8	26	(17)	$9
Subtotal		179	(78)	101	179	(70)	109
Indefinite-Lived:
Goodwill		132	—	132	113	—	$113
Total		$311	$(78)	$233	$292	$(70)	$222

The Company also owns developed technology assets which have a net balance of less than $1 million as of June 30, 2026 and December 31, 2025.

Capitalized software development consists of software development costs intended for integration into customer products.

Goodwill activity as of June 30, 2026 consisted of the following:

(In millions)
December 31, 2025	$113
Foreign currency	(2)
March 31, 2026	$111
Acquisition of business	20
Foreign currency	1
June 30, 2026	$132

NOTE 7. Other Assets

Other current assets are comprised of the following components:

	June 30,	December 31,
(In millions)	2026	2025
Recoverable taxes	$83	$56
Prepaid assets and deposits	25	28
Contractually reimbursable engineering costs	21	24
Joint venture receivables	8	10
Contractual payments	5	5
Other	16	7
	$158	$130

Other non-current assets are comprised of the following components:

	June 30,	December 31,
(In millions)	2026	2025
Contractual payments	$155	$113
Contractually reimbursable engineering costs	26	16
Recoverable taxes	5	5
Derivative financial instruments	—	7
Other	43	48
	$229	$189
Contractual payments represent certain amounts associated with commercial arrangements that are capitalized and subsequently recognized over the period to which they relate.

Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of $12 million during the remainder of 2026, $25 million in 2027, $6 million in 2028, $2 million in 2029, and $2 million in 2030 and beyond.

NOTE 8. Other Liabilities

Other current liabilities are summarized as follows:

	June 30,	December 31,
(In millions)	2026	2025
Deferred income	$65	$55
Product warranty and recall accruals	60	64
Non-income taxes payable	31	28
Contractual liabilities	21	23
Royalty reserves	20	18
Income taxes payable	17	41
Restructuring reserves	15	12
Joint venture payable	6	12
Dividends payable	4	5
Other	32	33
	$271	$291

Other non-current liabilities are summarized as follows:

	June 30,	December 31,
(In millions)	2026	2025
Contractual liabilities	$77	$84
Deferred income	76	32
Product warranty and recall accruals	39	43
Income tax reserves	12	8
Restructuring reserves	9	11
Derivative financial instruments	1	21
Other	16	13
	$230	$212

NOTE 9. Debt
The Company’s debt consists of the following:

	June 30,	December 31,
(In millions)	2026	2025
Short-Term Debt:
Current portion of long-term debt	$15	$18

Long-Term Debt:
Term debt facility, net	$284	$283
On April 27, 2026, the Company entered into an amended and restated Credit Agreement which included a $300 million Term Loan A Facility and a $400 million Revolving Credit Facility. The amendment, among other things, changed the Credit Agreement principal borrowing balance, amended certain affirmative and negative covenants, applicable interest rate margins, and extended the Credit Agreement maturity date to April 27, 2031.

The Company evaluated the amended debt arrangement in accordance with ASC 470-50, Debt—Modifications and Extinguishments. Because the Company's borrowings are held by a syndicate of lenders, the accounting assessment was performed on a lender-by-lender basis.

Based on the quantitative and qualitative analyses performed, the Company concluded that the amendment represented a modification of existing debt with respect to lenders that continued participation in the amended facility and for which the change in cash flows did not meet the extinguishment criteria. For these lenders, existing unamortized debt issuance costs and discounts continue to be amortized over the remaining term of the amended debt. For lenders whose participation in the amended facility resulted in substantially different terms or which were replaced by new lenders, the amendment was accounted for as an extinguishment of the original debt and issuance of new debt.

As a result of the analysis, the Company has recognized $2 million in debt amendment fees recorded in Other income (expense), net for the six months ended June 30, 2026. The Company has deferred costs of $2 million and $1 million as a result of this analysis, which are recorded in Other non-current assets as these associated with the Revolving Credit Facility and Long-term debt, net which associated with the Term Loan A Facility, respectively. The deferred costs will be amortized over the term of the Credit Agreement.

Short-Term Debt
Terms of the amended credit facility require a quarterly principal payment equal to 1.25% of the original term debt balance. The first required payment will be made during the third quarter of 2026.

As of June 30, 2026, the Company has no other short-term borrowing, including at the Company's subsidiaries. The Company's subsidiaries have access to $189 million of capacity under short-term credit facilities.
Long-Term Debt

The Company has no outstanding borrowings on the Revolving Credit Facility as of June 30, 2026 and December 31, 2025. The Company may borrow and repay on the Revolving Credit Facility at any time until maturity.

Interest on the Term Facility loans and Revolving Credit Facility accrues at a rate equal to a SOFR-based rate plus an applicable margin of between 1.00% and 1.75%, as determined by the Company's total gross leverage ratio. The Company can benefit from a 5 basis point decrease to the applicable margin due to a sustainability-linked pricing provision based on the Company's annual performance on reducing GHG emissions.

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

The Revolving Credit Facility also provides $75 million availability for the issuance of letters of credit and a maximum of $40 million for swing line borrowings. Any amount of the facility utilized for letters of credit or swing line loans outstanding will reduce the amount available under the existing Revolving Credit Facility. The Company may request increases in the limits under the Credit Agreement and may request the addition of one or more term loan facilities. Outstanding borrowings may be prepaid without penalty (other than borrowings made for the purpose of reducing the effective interest rate margin or weighted average yield of the loans). There are mandatory prepayments of principal in connection with: (i) excess cash flow sweeps above certain leverage thresholds, (ii) certain asset sales or other dispositions, (iii) certain refinancing of indebtedness and (iv) over-advances under the Revolving Credit Facility. There are no excess cash flow sweeps required at the Company’s current leverage level.

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

Other

The Company has a $6 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $1 million of outstanding letters of credit issued under this facility secured by restricted cash, as of June 30, 2026 and December 31, 2025. Additionally, the Company had $5 million of locally issued bank guarantees and letters of credit as of June 30, 2026 and December 31, 2025, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 10. Employee Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended June 30, 2026 and 2025 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2026	2025	2026	2025
Costs Recognized in Income:
Pension service (cost):
Service cost	$—	$—	$—	$—
Pension financing benefits (cost):
Interest cost	$(6)	$(7)	$(2)	$(3)
Expected return on plan assets	8	9	3	3
Total pension financing benefits:	2	2	1	—

Net pension benefit (cost)	$2	$2	$1	$—
The Company's net periodic benefit costs for all defined benefit plans for the six month periods ended June 30, 2026 and 2025 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2026	2025	2026	2025
Costs Recognized in Income:
Pension service (cost):
Service cost	$—	$—	$—	$—
Pension financing benefits (cost):
Interest cost	$(10)	$(14)	$(5)	$(5)
Expected return on plan assets	16	18	6	5
Total pension financing benefits:	6	4	1	—

Net pension benefit (cost)	$6	$4	$1	$—
Pension financing benefits are classified as Other income (expense), net on the Company's condensed consolidated statements of comprehensive income.
During the six months ended June 30, 2026, cash contributions to the Company's defined benefit plans were less than $1 million related to its US plan and $3 million related to its non-U.S. plans. The Company estimates that total cash contributions related to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2026 will be less than $1 million and $3 million, respectively.

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

The Company’s provision for income taxes for the three and six months ended June 30, 2026 was $26 million and $42 million, respectively, resulting in effective tax rates of 34% in both periods. The effective tax rate for both periods was primarily impacted by withholding taxes on certain intercompany and third-party transactions, including taxes associated with foreign earnings expected to be repatriated, valuation allowances maintained in certain jurisdictions, and limitations on the utilization of certain foreign tax credits and research credits. These impacts were partially offset by earnings generated in jurisdictions with tax rates lower than the U.S. federal statutory rate.

During the first quarter of 2026, the Company recorded discrete income tax expense of $2 million, primarily related to tax shortfalls recognized upon the vesting of share-based compensation awards.

During the second quarter of 2026, the Company recorded net discrete income tax expense of $5 million. The expense primarily related to the resolution of a tax audit in Tunisia and the settlement of a bilateral advance pricing arrangement between the United States and India. These items were partially offset by a discrete tax benefit associated with the recognition of research tax credits in Portugal.

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

NOTE 12. Stockholders’ Equity and Non-controlling Interests
Non-Controlling Interests
The Company's non-controlling interests are as follows:

	June 30,	December 31,
(In millions)	2026	2025
Shanghai Visteon Automotive Electronics, Co., Ltd.	$52	$54
Yanfeng Visteon Automotive Electronics Co., Ltd.	15	16
Changchun Visteon FAWAY Automotive Electronics, Co., Ltd.	10	12
Other	1	1
	$78	$83

Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Changes in AOCI:
Beginning balance	$(252)	(287)	(240)	(306)
Other comprehensive income (loss) before reclassification, net of tax	9	31	(4)	48
Amounts reclassified from AOCI	—	1	1	3
Ending balance	(243)	(255)	(243)	(255)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(219)	(235)	(205)	(266)
Other comprehensive income (loss) before reclassification, net of tax	17	41	3	72
Ending balance	(202)	(194)	(202)	(194)
Net investment hedge
Beginning balance	10	9	8	18
Other comprehensive income (loss) before reclassification, net of tax	(7)	(7)	(5)	(16)
Ending balance	3	2	3	2
Benefit plans
Beginning balance	(47)	(67)	(47)	(66)
Amounts reclassified from AOCI	—	(1)	—	(2)
Ending balance	(47)	(68)	(47)	(68)
Unrealized hedging gain (loss)
Beginning balance	4	6	4	8
Other comprehensive income (loss) before reclassification, net of tax	(1)	(3)	(2)	(8)
Amounts reclassified from AOCI	—	2	1	5
Ending balance	3	5	3	5
AOCI ending balance	$(243)	(255)	(243)	(255)

Share Repurchase Program

On March 2, 2023, the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. Under this program, the Company will repurchase shares at the prevailing market prices pursuant to specified share price and daily volume limits. During the three months ended June 30, 2026, the Company purchased 64,594 shares at an average price of $94.76 related to this program for a total of $6 million. During the six months ended, June 30, 2026, the Company purchased 394,124 shares at an average price of $91.65 related to this program for a total of $36 million.

On June 25, 2026, the Company's board of directors authorized an additional share repurchase program of $800 million of common stock through December 31, 2029. No shares were repurchased under this program during the quarter ended June 30, 2026.

On July 23, 2026, the Company entered into an accelerated share repurchase agreement with Bank of America, N.A. to repurchase $200 million of its common stock pursuant to its existing $800 million share repurchase authorization. The final number of shares repurchased will be based on the volume-weighted average price of the Company's common stock over the term of the agreement and will be determined upon final settlement, which is expected to occur early in the fourth quarter of 2026.

Dividends

On February 18, 2026, the Company’s Board of Directors approved and declared a cash dividend of $0.375 per share on its common stock, for a total quarterly cash dividend of $10 million. The dividend was paid on March 16, 2026 to shareholders of record as of the close of business on March 2, 2026.

On May 18, 2026, the Company’s Board of Directors approved and declared a cash dividend of $0.375 per share on its common stock, for a total quarterly cash dividend of $10 million. The dividend was paid on June 5, 2026 to shareholders of record as of the close of business on June 1, 2026.

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

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to Visteon	$49	$71	$80	$138
Denominator:
Average common stock outstanding - basic	26.7	27.3	26.8	27.2
Dilutive effect of performance based share units and other	0.5	0.3	0.5	0.3
Diluted shares	27.2	27.6	27.3	27.5
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon	$1.84	$2.60	$2.99	$5.07

Diluted earnings (loss) per share attributable to Visteon:	$1.80	$2.57	$2.93	$5.02
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
As of December 31, 2025, the Company had cross-currency swaps with aggregate notional amounts of $200 million intended to mitigate the variability of U.S. dollar value investment in certain of its non-U.S. entities. These swaps are designated as net investment hedges. There was no ineffectiveness associated with such derivatives as of December 31, 2025. The fair value of these derivatives was a non-current liability of $16 million as of December 31, 2025. During the six months ended June 30, 2026, the Company terminated existing cross-currency swaps and paid $13 million upon settlement.

Subsequent to termination, and during the six months ended June 30, 2026, the Company executed cross-currency swap transactions with aggregate notional amounts of $250 million intended to mitigate the variability of U.S. dollar value investment in certain of its non-U.S. entities. These swaps are designated as net investment hedges. There was no ineffectiveness associated with such derivatives as of June 30, 2026. The fair value of these derivatives was a non-current liability of $1 million as of June 30, 2026. As of June 30, 2026, a loss of $3 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

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

As of December 31, 2025, the Company had interest rate swaps with aggregate notional amounts of $250 million. The fair value of these derivatives was a non-current asset of $2 million as of December 31, 2025. During the six months ended June 30, 2026, the Company terminated these interest rate swaps and received $3 million upon settlement.

Subsequent to termination, and during the six months ended June 30, 2026, the Company executed interest rate swaps with aggregate notional amounts of $210 million. The fair value of these derivatives is a non-current asset of less than $1 million as of June 30, 2026. As of June 30, 2026, a gain of approximately less than $1 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the three and six months ended June 30, 2026 and 2025 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)
(In millions)	2026	2025	2026	2025
Three Months Ended June 30,
Interest rate risk - Interest expense, net:
Interest rate swaps	$(1)	$(3)	$—	$(2)
Net investment hedges	(7)	(7)		—
	$(8)	$(10)	$—	$(2)
Six Months Ended June 30,
Interest rate risk - Interest expense, net:
Interest rate swaps	$(2)	$(8)	$(1)	$(5)
Net investment hedges	(5)	(16)	—	—
	$(7)	$(24)	$(1)	$(5)

Items Not Carried at Fair Value
The Company's fair value of debt was $302 million and $304 million as of June 30, 2026 and December 31, 2025, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2 in the fair value hierarchy.
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
The Company's credit risk with any single customer exceeding ten percent of total accounts receivable is as follows:

	June 30,	December 31,
	2026	2025
Ford Motor Company	17%	12%
Volkswagen	12%	11%

NOTE 15. Commitments and Contingencies
Litigation and Claims
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws. The Company maintained accruals of $6 million for claims aggregating $47 million in Brazil as of June 30, 2026. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
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
The following table provides a rollforward of changes in the product warranty and recall claims liability:

	Six Months Ended June 30,
(In millions)	2026	2025
Beginning balance	$107	$80
Provisions	14	15
Changes in estimates	9	(4)
Currency/other	(2)	5
Settlements	(29)	(11)
Ending balance	$99	$85

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraphs where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of June 30, 2026 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

A summary of segment revenue, segment net income (loss) attributable to Visteon Corporation, and significant segment expense for the periods ended June 30, 2026 and 2025 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Net sales	$960	$969	$1,914	$1,903
Significant expenses:
Other cost of sales	748	746	1,501	1,463
Other selling, general and administrative	37	39	81	77
Gross engineering costs	97	88	191	168
Engineering recoveries	(35)	(36)	(72)	(64)
Depreciation and amortization	29	27	58	52
Non-cash stock-based compensation	12	12	24	23
Restructuring, net	(1)	1	17	1
Interest expense	2	4	5	7
Interest income	(5)	(6)	(10)	(10)
Equity in net loss (income) of non-consolidated affiliates	(2)	(2)	(4)	(4)
Other (income) loss, net	2	(1)	(2)	(2)
Provision for (benefit from) income taxes	26	22	42	48
Net income (loss)	50	75	83	144
Less: Net (income) loss attributable to non-controlling interests	(1)	(4)	(3)	(6)
Net income (loss) attributable to Visteon Corporation	$49	$71	$80	$138

Other cost of sales excludes depreciation and amortization, non-cash stock-based compensation, and engineering recoveries which are presented individually above.

Other selling, general and administrative excludes depreciation and amortization and non-cash stock-based compensation which are presented individually above.

Financial Information by Geographic Region and Product Lines

Disaggregated net sales by geographical market and product lines are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Geographical Markets
Europe	$366	$341	$714	$667
Americas	313	330	629	645
China Domestic	67	84	136	163
China Export [1]	19	25	43	46
Other Asia-Pacific	195	189	392	382
	$960	$969	$1,914	$1,903
[1] Prior‑period intercompany eliminations have been reclassified into China Export sales to conform with disclosure requirements. The Company concluded that this reclassification was not material to the prior period.

	Three Months Ended June 30,		Six Months Ended June 30,
(In millions)	2026	2025	2026	2025
Product Lines
Instrument clusters	$447	$451	$922	$886
Information displays	161	126	309	248
Infotainment	127	140	243	265
Cockpit domain controller	103	111	197	228
Body and electrification electronics	75	102	151	200
Other	47	39	92	76
	$960	$969	$1,914	$1,903

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
Executive Summary
Strategic Priorities
Visteon is a global automotive technology company serving the mobility industry, dedicated to creating more enjoyable, connected, and safe driving experiences. The Company's platforms leverage proven, scalable hardware and software solutions that enable the digital, electric, and autonomous evolution of its global automotive customers. The automotive technology market is expected to grow faster than underlying vehicle production volumes as the vehicle shifts from analog to digital, incorporates increased connectivity through onboard computing, software and cloud-enabled features, and includes more advanced safety and Artificial Intelligence ("AI") features.

The Company has laid out the following strategic priorities:

•Technology Innovation - The Company is an established global leader in cockpit electronics and is positioned to provide solutions as the industry transitions to the next generation automotive cockpit experience. The cockpit is becoming fully digital, connected, automated, AI and voice enabled. The Company's broad portfolio of digital cockpit and electrification electronics positions Visteon to support these macro trends in the automotive industry.

•Long-Term Growth - The Company has continued to win business at a rate that exceeds current sales levels by demonstrating product quality, technical and development capability, new product innovation, reliability, timeliness, product design, manufacturing capability, and flexibility, as well as overall customer service.

•Balanced Capital Allocation with a Strong Balance Sheet - The Company continues to maintain a strong balance sheet to withstand near-term industry volatility and support a balanced capital allocation framework. The Company is primarily focused on allocating capital to high-returning organic initiatives that increase internal capabilities, attractive inorganic growth opportunities, and returning capital to shareholders. Since 2023, the Company has returned nearly $300 million to shareholders through a combination of share repurchases and cash dividends. In June 2026, the Company reinforced its commitment to shareholder returns by authorizing a new $800 million share repurchase program extending through 2029.

Financial Results

The pie charts below highlight the net sales breakdown for Visteon for the three and six months ended June 30, 2026.
Three Months Ended June 30, 2026

Six Months Ended June 30, 2026
*Regional net sales are based on the geographic region where sales originate and not where customer is located (excludes inter-regional eliminations).
Global Automotive Market Conditions and Production Levels
Global light‑vehicle production was flat in the second quarter of 2026 compared to 2025, based on July 2026 Mobility Global, Inc. data, with production volumes for the Company’s key customers declining by approximately 5%. In the Americas, industry production increased by approximately 1%, while production volumes at the Company’s major customers declined by an estimated 4%. Retail demand remained relatively resilient, with U.S. seasonally adjusted retail sales remaining above 16 million units. This reflected continued consumer demand for internal‑combustion and hybrid vehicles, partially offset by a decline in electric‑vehicle (“EV”) purchases following the expiration of federal EV tax credits. In Europe, industry production decreased approximately 1% compared to the prior year, while production volumes at the Company’s largest European customers declined by approximately 3%. In China, production volumes declined by approximately 3%, with production at the Company’s key customers declining by approximately 13%.

Looking ahead, Mobility Global, Inc. expects global light-vehicle production to decrease by 2% compared to 2025, with production volumes for the Company’s key customers anticipated to decline by approximately 4%. The ongoing conflict in the Middle East may further decrease production, though the magnitude of the decrease is uncertain. Memory chip market conditions are creating cost pressures and have the potential to affect industry production volumes, as memory supplier capacity is increasingly allocated to support growth in data center infrastructure. The impact of tariffs on the automotive industry remains uncertain, with the potential to increase production costs and weigh on future vehicle volumes; however, the effects have been minimal to date.

The extent to which these factors affect future financial performance will depend on the evolution of tariff policies, customer production schedules, supply chain conditions, customer market share shifts, and the pace of EV adoption.

Results of Operations - Three Months Ended June 30, 2026 and 2025
The Company's consolidated results of operations for the three months ended June 30, 2026 and 2025 were as follows:

	Three Months Ended June 30,
(In millions)	2026	2025	Change
Net sales	$960	$969	$(9)
Cost of sales	(842)	(828)	(14)
Gross margin	118	141	(23)
Selling, general and administrative expenses	(46)	(48)	2
Restructuring, net	1	(1)	2
Interest income, net	3	2	1
Equity in net income (loss) of non-consolidated affiliates	2	2	—
Other income (expense), net	(2)	1	(3)
Provision for income taxes[2]	(26)	(22)	(4)
Net income (loss)[2]	50	75	(25)
Less: Net (income) loss attributable to non-controlling interests	(1)	(4)	3
Net income (loss) attributable to Visteon Corporation[2]	$49	$71	$(22)
Adjusted EBITDA[1]	$116	$134	$(18)
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

Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Three months ended June 30, 2025	969	$(828)	$141
Volume, mix, and net new business	(17)	13	(4)
Currency	4	(11)	(7)
Customer pricing	(1)	—	(1)
Engineering costs, net *	—	(12)	(12)
Cost performance, design changes and other	5	(4)	1
Three months ended June 30, 2026	960	(842)	$118
*Excludes the impact of currency.
Net sales for the three months ended June 30, 2026 totaled $960 million, representing a decrease of $9 million compared with the same period of 2025. Volumes and net new business decreased net sales by $17 million. Customer pricing decreased net sales by $1 million as a result of annual price reductions and partially offset by higher customer recoveries due to elevated semiconductor cost. Favorable currency increased net sales by $4 million, primarily attributable to the euro, Brazilian real, and Chinese renminbi, partially offset by the Indian rupee and the Japanese yen. Other cost performance, design changes and other net sales increased by $5 million, primarily due to sales from the recently acquired engineering services companies and other commercial items.

Cost of sales increased by $14 million for the three months ended June 30, 2026 compared with the same period in 2025. Volume, mix and net new business decreased cost of sales by $13 million. Net engineering costs, excluding currency, increased cost of sales by $12 million. Foreign currency increased cost of sales by $11 million, primarily attributable to the euro, Chinese renminbi, and Brazilian real, partially offset by the Indian rupee. Cost performance, design changes and other increased cost of sales by $4 million primarily due to higher semiconductor and manufacturing costs, partially offset by ongoing cost discipline.

A summary of net engineering costs is shown below:

	Three Months Ended June 30,
(In millions)	2026	2025
Gross engineering costs	$(97)	$(88)
Engineering recoveries	35	36
Engineering costs, net	$(62)	$(52)

Gross engineering costs relate to forward model program development, advanced engineering activities and services. Net engineering costs were $62 million and $52 million for the three months ended June 30, 2026 and 2025, respectively. The increase is primarily due to recent engineering services acquisitions and timing of project spend, partially offset by lower personnel costs.

Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $46 million and $48 million, during the three months ended June 30, 2026 and 2025, respectively. The decrease in expenses during the second quarter is primarily related to lower bad debt expense.

Restructuring, net
During the three months ended June 30, 2026, the Company recorded a release of $1 million of net restructuring expense primarily due to a change in estimate of the Q1 2026 programs. During the three months ended June 30, 2025, the Company recorded an expense of $1 million of net restructuring expense. These expenses are primarily related to employee severance. The second quarter release reflects an updated assessment of restructuring actions and related costs based on initiatives identified during the quarter.

Interest, Net

Interest, net for the three months ended June 30, 2026 increased by $1 million when compared to the same period in 2025. The increase in interest, net is due to lower interest expense related to the debt amendment executed in April 2026.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was income of $2 million during the three months ended June 30, 2026 and 2025.

Other Income (Expense), Net

Other income, net was a loss of $2 million and a gain of $1 million for the three months ended June 30, 2026 and 2025, respectively. During the three months ended June 30, 2026, the loss was primarily due to acquisition and debt amendment costs, partially offset by pension financing benefits.

During the three months ended June 30, 2025, the gain consisted primarily of net pension financing benefits, partially offset by acquisition costs.

Income Taxes

The Company's provision for income taxes was $26 million for the three months ended June 30, 2026, compared with $22 million for the same period in 2025. The increase was primarily attributable to net discrete tax expense of $5 million recognized during the second quarter of 2026, consisting principally of a $4 million charge related to the resolution of a tax audit in Tunisia and a $3 million charge associated with the settlement of a bilateral advance pricing arrangement between the United States and India, partially offset by a $2 million tax benefit related to additional research and development credits recognized in Portugal. These items were partially offset by lower pretax income during the current year period.

The effective tax rate for the three months ended June 30, 2026 was 34%, compared with 23% for the three months ended June 30, 2025. The increase in the effective tax rate was primarily due to the net discrete tax expense recognized during the quarter and a less favorable geographic mix of earnings in the current year period. In addition, the effective tax rate was adversely affected by withholding taxes incurred on certain intercompany transactions and foreign earnings expected to be repatriated, which represented a larger component of tax expense in the current year period.

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

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA1 for the three months ended June 30, 2026 and 2025, is as follows:

	Three Months Ended June 30,
(In millions)	2026	2025	Change
Net income (loss) attributable to Visteon Corporation[2]	$49	$71	$(22)
Depreciation and amortization	29	27	2
Non-cash, stock-based compensation expense	12	12	—
Provision for (benefit from) income taxes[2]	26	22	4
Restructuring, net	(1)	1	(2)
Interest (income) expense, net	(3)	(2)	(1)
Net income (loss) attributable to non-controlling interests	1	4	(3)
Equity in net (income) loss of non-consolidated affiliates	(2)	(2)	—
Other	5	1	4
Adjusted EBITDA[1]	$116	$134	$(18)
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

Adjusted EBITDA1 was $116 million for the three months ended June 30, 2026 representing a decrease of $18 million compared with the same period of 2025. Lower volumes decreased Adjusted EBITDA1 by $4 million. Foreign currency decreased Adjusted EBITDA1 by $8 million, primarily attributable to the Mexican peso, Japanese yen, and Indian rupee, partially offset by the Brazilian real. Net engineering costs, excluding currency, decreased Adjusted EBITDA1 by $12 million. Customer pricing decreased Adjusted EBITDA by $1 million as a result of annual price reductions and customer recoveries. Cost performance and commercial discipline increased Adjusted EBITDA1 by $7 million.

Results of Operations - Three Months Ended June 30, 2025 and 2024
During the fourth quarter of 2025, the Company elected to change its accounting method for assessing the realizability of U.S. deferred tax assets from the incremental cash tax savings method to the tax‑law‑ordering method. This change is further described in Note 1, "Summary of Significant Accounting Policies", to the consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2025, as filed on February 19, 2026, with the SEC. The discussion presented below addresses only those sections with relevant updates resulting from the change in accounting principle.

The Company's consolidated results of operations for the three months ended June 30, 2025 and 2024 were as follows.

	Three Months Ended June 30,
(In millions)	2025	2024	Change
Net sales	$969	$1,014	$(45)
Cost of sales	(828)	(867)	39
Gross margin	141	147	(6)
Selling, general and administrative expenses	(48)	(49)	1
Restructuring, net	(1)	(1)	—
Interest income, net	2	—	2
Equity in net income (loss) of non-consolidated affiliates	2	—	2
Other income (expense), net	1	3	(2)
Provision for income taxes[2]	(22)	(13)	(9)
Net income (loss)[2]	75	87	(12)
Less: Net (income) loss attributable to non-controlling interests	(4)	(4)	—
Net income (loss) attributable to Visteon Corporation[2]	$71	$83	$(12)
Adjusted EBITDA[1]	$134	$136	$(2)
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

The Company's provision for income taxes of $22 million for the three months ended June 30, 2025 represents an increase of $9 million compared with $13 million in the same period of 2024. The increase in tax expense reflects a higher forecasted effective tax rate, primarily driven by shifts in the geographic mix of earnings, jurisdictional tax rate differences, and increased withholdings taxes due primarily to unfavorable exchange movements.
The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA1 for the three months ended June 30, 2025 and 2024, is as follows:

	Three Months Ended June 30,
(In millions)	2025	2024	Change
Net income (loss) attributable to Visteon Corporation[2]	$71	$83	$(12)
Depreciation and amortization	27	24	3
Non-cash, stock-based compensation expense	12	11	1
Provision for income taxes[2]	22	13	9
Restructuring, net	1	1	—
Interest, net	(2)	—	(2)
Net income attributable to non-controlling interests	4	4	—
Equity in net (income) loss of non-consolidated affiliates	(2)	—	(2)
Other	1	—	1
Adjusted EBITDA[1]	$134	$136	$(2)
[1]Adjusted EBITDA is a Non-GAAP financial measure, as defined above.
[2]Amounts shown reflect the change in accounting principle related to the method for assessing the realizability of U.S. deferred tax assets described in Note 1, "Summary of Significant Accounting Policies" within Part II, Item 8, “Financial Statements and Supplementary Data.”

Results of Operations - Six Months Ended June 30, 2026 and 2025
The Company's consolidated results of operations for the six months ended June 30, 2026 and 2025 were as follows:

	Six Months Ended June 30,
(In millions)	2026	2025	Change
Net sales	$1,914	$1,903	$11
Cost of sales	(1,683)	(1,624)	(59)
Gross margin	231	279	(48)
Selling, general and administrative expenses	(100)	(95)	(5)
Restructuring, net	(17)	(1)	(16)
Interest income, net	5	3	2
Equity in net income (loss) of non-consolidated affiliates	4	4	—
Other income (expense), net	2	2	—
Provision for income taxes[2]	(42)	(48)	6
Net income (loss)[2]	83	144	(61)
Less: Net (income) loss attributable to non-controlling interests	(3)	(6)	3
Net income (loss) attributable to Visteon Corporation[2]	$80	$138	$(58)
Adjusted EBITDA[1]	$220	$263	$(43)
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

Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Six months ended June 30, 2025	1,903	$(1,624)	$279
Volume, mix, and net new business	(40)	29	(11)
Currency	28	(39)	(11)
Customer pricing	(6)	—	(6)
Engineering costs, net *	—	(14)	(14)
Cost performance, design changes and other	29	(35)	(6)
Six months ended June 30, 2026	1,914	(1,683)	$231
*Excludes the impact of currency.
Net sales for the six months ended June 30, 2026 totaled $1,914, representing an increase of $11 million compared with the same period of 2025. Volumes and net new business decreased net sales by $40 million. Customer pricing decreased net sales by $6 million as a result of annual price reductions, partially offset by higher customer recoveries. Favorable currency increased net sales by $28 million, primarily attributable to the euro and Brazilian real, partially offset by the Indian rupee. Other cost performance, design changes and other increased net sales by $29 million primarily due to one-time items and sales from the recently acquired engineering services companies and other commercial items.

Cost of sales increased by $59 million for the six months ended June 30, 2026 compared with the same period in 2025. Volume, mix and net new business decreased cost of sales by $29 million. Net engineering costs, excluding currency, increased cost of sales by $14 million. Foreign currency increased cost of sales by $39 million, primarily attributable to the euro, Chinese renminbi, and Brazilian real. Cost performance, design changes and other increased cost of sales by $35 million primarily due to higher semiconductor and warranty costs, partially offset by ongoing cost discipline.

A summary of net engineering costs is shown below:

	Six Months Ended June 30,
(In millions)	2026	2025
Gross engineering costs	$(191)	$(168)
Engineering recoveries	72	64
Engineering costs, net	$(119)	$(104)

Gross engineering costs relate to forward model program development, advanced engineering activities and services. Net engineering costs were $119 million and $104 million for the six months ended June 30, 2026 and 2025, respectively. The increase is primarily due to recent engineering services acquisitions and timing of project spend, partially offset by higher recoveries.

Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $100 million and $95 million, during the six months ended June 30, 2026 and 2025, respectively. The year-over-year increase was primarily driven by unfavorable foreign currency impacts.

Restructuring, net
During the six months ended June 30, 2026 and 2025, the Company recorded $17 million and $1 million of net restructuring expense, respectively, primarily related to employee severance. The increase is primarily related to a restructuring program approved during the first quarter of 2026.

Interest, Net

Interest income, net for the six months ended June 30, 2026 increased by $2 million when compared to the same period in 2025. The increase in interest, net is due to lower interest expense related to the debt amendment executed in April 2026.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was income of $4 million during the six months ended June 30, 2026 and 2025.

Other Income (Expense), Net

Other income, net was $2 million for the six months ended June 30, 2026 and 2025. Other income, net for the six months ended June 30, 2026 consisted primarily of net pension financing benefits, partially offset by acquisition costs and debt amendment fees. Other income, net for the six months ended June 30, 2025 consisted primarily of net pension financing benefits, partially offset by acquisition costs.

Income Taxes

The Company's provision for income taxes was $42 million for the six months ended June 30, 2026, compared with $48 million for the same period in 2025. The decrease was primarily driven by lower pretax income and a favorable discrete tax benefit of $2 million related to additional research and development credits recognized in Portugal. These favorable items were partially offset by discrete tax expense of $7 million, consisting primarily of a $4 million expense related to the resolution of a tax audit in Tunisia and a $3 million expense associated with the settlement of a bilateral advance pricing arrangement between the United States and India.

The effective tax rate for the six months ended June 30, 2026 was 34%, compared with 25% for the six months ended June 30, 2025. The increase in the effective tax rate was primarily due to the discrete tax items described above and a less favorable geographic mix of earnings in the current year period. The effective tax rate also continued to be impacted by withholding taxes on certain intercompany transactions and foreign earnings expected to be repatriated, which represented a larger component of tax expense in the current year period.

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

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA1 for the six months ended June 30, 2026 and 2025, is as follows:

	Six Months Ended June 30,
(In millions)	2026	2025	Change
Net income (loss) attributable to Visteon Corporation[2]	$80	$138	$(58)
Depreciation and amortization	58	52	6
Non-cash, stock-based compensation expense	24	23	1
Provision for (benefit from) income taxes[2]	42	48	(6)
Restructuring, net	17	1	16
Interest (income) expense, net	(5)	(3)	(2)
Net income (loss) attributable to non-controlling interests	3	6	(3)
Equity in net (income) loss of non-consolidated affiliates	(4)	(4)	—
Other	5	2	3
Adjusted EBITDA[1]	$220	$263	$(43)
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

Adjusted EBITDA1 was $220 million for the six months ended June 30, 2026 representing a decrease of $43 million compared with the same period of 2025. Lower volumes decreased Adjusted EBITDA1 by $11 million. Customer pricing decreased Adjusted EBITDA1 by $6 million as a result of annual price reductions, partially offset by customer recoveries. Foreign currency decreased Adjusted EBITDA1 by $14 million, primarily attributable to the Indian rupee, Japanese yen, and Mexican peso, partially offset by the Brazilian real. Net engineering costs, excluding currency, decreased Adjusted EBITDA1 by $14 million. Cost performance, commercial discipline as well as the impact of one-time items, partially offset by higher semiconductor cost, increased Adjusted EBITDA1 by $2 million.

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

The Company's consolidated results of operations for the six months ended June 30, 2025 and 2024 were as follows.

	Six Months Ended June 30,
(In millions)	2025	2024	Change
Net sales	$1,903	$1,947	$(44)
Cost of sales	(1,624)	(1,681)	57
Gross margin	279	266	13
Selling, general and administrative expenses	(95)	(101)	6
Restructuring, net	(1)	(3)	2
Interest income, net	3	—	3
Equity in net income (loss) of non-consolidated affiliates	4	(4)	8
Other income (expense), net	2	5	(3)
Provision for income taxes[2]	(48)	(26)	(22)
Net income (loss)[2]	144	137	7
Less: Net (income) loss attributable to non-controlling interests	(6)	(6)	—
Net income (loss) attributable to Visteon Corporation[2]	$138	$131	$7
Adjusted EBITDA[1]	$263	$238	$25
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

The Company's provision for income taxes of $48 million for the six months ended June 30, 2025 represents an increase of $22 million compared with $26 million in the same period of 2024. The increase in tax expense is primarily attributable to higher pretax income, as well as changes in the geographic mix of earnings and differing tax rates between jurisdictions. Additionally, the increase reflects higher withholding taxes, largely attributable to unfavorable foreign exchange movements.
The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA1 for the six months ended June 30, 2025 and 2024, is as follows:

	Six Months Ended June, 30
(In millions)	2025	2024	Change
Net income (loss) attributable to Visteon Corporation[2]	$138	$131	$7
Depreciation and amortization	52	46	6
Non-cash, stock-based compensation expense	23	21	2
Provision for income taxes[2]	48	26	22
Restructuring, net	1	3	(2)
Interest, net	(3)	—	(3)
Net income attributable to non-controlling interests	6	6	—
Equity in net (income) loss of non-consolidated affiliates	(4)	4	(8)
Other	2	1	1
Adjusted EBITDA[1]	$263	$238	$25
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

Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of June 30, 2026, the Company’s corporate credit ratings were BB+ by Standard & Poor’s and Ba1 by Moody's. See Note 9, "Debt" for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which may be utilized by the Company's local subsidiaries and consolidated joint ventures, had availability of $189 million and the Company had $400 million of available credit under the revolving credit facility, as of June 30, 2026.
Cash Balances
As of June 30, 2026, the Company had total cash and cash equivalents of $650 million, including $2 million of restricted cash and $94 million of cash attributable to the Company's joint venture partners should the Company elect to issue cash dividends.

Cash balances totaling $532 million were located in jurisdictions outside of the United States, of which approximately $210 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017. However, the Company would be required to accrue additional tax expense primarily related to foreign withholding taxes.

Other Items Affecting Liquidity
During the three and six months ended June 30, 2026, the Company paid $10 million and $20 million, respectively, in quarterly cash dividends.

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026. During the three and six months ended June 30, 2026, the Company purchased a total of $6 million and $36 million, respectively, under this program.

On June 25, 2026, the Company's board of directors authorized an additional share repurchase program of $800 million of common stock through December 31, 2029. No shares were repurchased under this program during the quarter ended June 30, 2026.

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

During the six months ended June 30, 2026, cash contributions to the Company's defined benefit plans were less than $1 million related to its US plan and $3 million related to its non-U.S. plans. The Company estimates that total cash contributions related to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2026 will be less than $1 million and $3 million, respectively.

During the six months ended June 30, 2026, the Company paid $15 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is included in Note 4, "Restructuring." The Company estimates that total cash restructuring payments through 2026 will approximate $20 million.

The Company has committed to make a $20 million investment in multiple entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. As of June 30, 2026, the Company has contributed a total of approximately $15 million toward the aggregate investment commitments. These limited partnerships are classified as equity method investments.

The Company may be required to make significant cash outlays related to its unrecognized tax benefits, including interest and penalties. As of June 30, 2026, the Company had unrecognized tax benefits, including interest and penalties, that would be expected to result in a cash outlay of $9 million. The Company signed a bilateral Advance Pricing Agreement (“APA”) with the U.S. Internal Revenue Service and the India Tax Authority (“ITA”) that resulted in a cash settlement paid to the ITA of $15 million (including interest) in the second quarter.

Cash Flows
Operating Activities
Cash provided by operating activities decreased to $43 million for the six months ended June 30, 2026, from $165 million in the prior‑year period. The decrease was primarily attributable to lower net income and higher net working capital outflows of $76 million driven by higher accounts receivable and inventory, partially offset by increased accounts payable.

Investing Activities
Net cash used by investing activities during the six months ended June 30, 2026 totaled $93 million, representing $22 million of decreased usage as compared to the same period in 2025. The decrease primarily reflects the smaller size of the acquisition completed in 2026 relative to the prior-year acquisition.

Financing Activities
Cash used by financing activities during the six months ended June 30, 2026 was $77 million, representing a $39 million increase as compared to the same period in 2025. This increase is primarily attributable to a cash dividend paid to shareholders of $20 million and higher share repurchases as compared to 2025 of $29 million.

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
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be $21 million and $22 million for currency derivative financial instruments as of June 30, 2026 and December 31, 2025, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
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

As of June 30, 2026, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2026.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the second quarter of 2026.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
April 1 to April 30, 2026	—	$—	—	$—
May 1 to May 31, 2026	—	$—	—	$—
June 1 to June 30, 2026	64,594	$94.76	64,594	$838
Total	64,594	$94.76	64,594	$838

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026 of which $38 million may yet be purchased under the program.

On June 25, 2026 the Company's board of directors authorized an additional share repurchase program of $800 million of common stock through December 31, 2029 of which $800 million may yet be purchased under the program.

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

Item 5. Other Information

The Company's directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of the Company's shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended June 30, 2026, the following officer(s) took the following action.

Name	Title	Action	Intended to satisfy the affirmative defense of Rule 10b5-1?	Date	Aggregate Number of Shares to be sold	Expiration Date
Qais Sharif	Senior Vice President & General Manager of the Americas	Adoption	Yes	5/26/2026	5,675	4/30/2027

Item 6.Exhibits

The exhibits listed on the "Exhibit Index" on Page 47 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated July 23, 2026.
31.2	Rule 13a-14(a) Certification of Senior Vice President, Chief Financial Officer dated July 23, 2026.
32.1	Section 1350 Certification of Chief Executive Officer dated July 23, 2026
32.2	Section 1350 Certification of Senior Vice President, Chief Financial Officer dated July 23, 2026.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Date: July 23, 2026