Form 10-Q
period 2026-09-30
VISTEON CORP
filed 2026-10-22
CIK 1111335

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington D.C. 20549
________________
FORM 10-Q
(Mark One)
☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ✓
As of October 15, 2026, the registrant had outstanding 24,707,936 shares of common stock.

Exhibit index located on page number 48.

Visteon Corporation and Subsidiaries

Part I
Financial Information

Item 1.Condensed Consolidated Financial Statements

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Net sales	$970	$917	$2,884	$2,820
Cost of sales	(923)	(786)	(2,606)	(2,410)
Gross margin	47	131	278	410
Selling, general and administrative expenses	(46)	(53)	(146)	(148)
Restructuring, net	—	(3)	(17)	(4)
Interest expense	(4)	(3)	(9)	(10)
Interest income	3	6	13	16
Equity in net income (loss) of non-consolidated affiliates	4	1	8	5
Other income (expense), net	3	2	5	4
Income (loss) before income taxes	7	81	132	273
Provision for income taxes	(1)	(90)	(43)	(138)
Net income (loss)	6	(9)	89	135
Less: Net (income) loss attributable to non-controlling interests	(1)	(2)	(4)	(8)
Net income (loss) attributable to Visteon Corporation	$5	$(11)	$85	$127

Comprehensive income (loss)	$6	$(8)	$85	$193
Less: Comprehensive (income) loss attributable to non-controlling interests	(6)	(3)	(8)	(15)
Comprehensive income (loss) attributable to Visteon Corporation	$—	$(11)	$77	$178

Basic earnings (loss) per share attributable to Visteon Corporation	$0.20	$(0.40)	$3.24	$4.67

Diluted earnings (loss) per share attributable to Visteon Corporation	$0.19	$(0.40)	$3.17	$4.60

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In millions)

	(Unaudited)
	September 30,	December 31,
	2026	2025
ASSETS
Cash and equivalents	$464	$771
Restricted cash	2	2
Accounts receivable, net	696	613
Inventories, net	359	269
Other current assets	174	130
Total current assets	1,695	1,785
Property and equipment, net	557	524
Intangible assets, net	239	222
Right-of-use assets	124	126
Investments in non-consolidated affiliates	29	29
Deferred tax assets	519	511
Other non-current assets	238	189
Total assets	$3,401	$3,386
LIABILITIES AND EQUITY
Short-term debt	$23	$18
Accounts payable	640	540
Accrued employee liabilities	91	122
Current lease liability	23	21
Other current liabilities	279	291
Total current liabilities	1,056	992
Long-term debt, net	307	283
Employee benefits	76	88
Non-current lease liability	106	109
Deferred tax liabilities	51	51
Other non-current liabilities	308	212
Stockholders’ equity:
Preferred stock (par value $0.01, 50 million shares authorized, none outstanding as of September 30, 2026 and December 31, 2025)	—	—
Common stock (par value $0.01, 250 million shares authorized, 55 million shares issued, 24.7 million shares outstanding as of September 30, 2026 and 26.8 million shares outstanding as of December 31, 2025, respectively)	1	1
Additional paid-in capital	1,409	1,398
Retained earnings	2,893	2,838
Accumulated other comprehensive loss	(248)	(240)
Treasury stock	(2,642)	(2,429)
Total Visteon Corporation stockholders’ equity	1,413	1,568
Non-controlling interests	84	83
Total equity	1,497	1,651
Total liabilities and equity	$3,401	$3,386

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Operating Activities
Net income (loss)	$89	$135
Adjustments to reconcile net income (loss) to net cash provided from (used by) operating activities:
Depreciation and amortization	89	80
Non-cash stock-based compensation	35	34
Equity in net loss (income) of non-consolidated affiliates, net of dividends remitted	(8)	(5)
Tax valuation allowance expense (benefit)	—	61
Other non-cash items	2	(3)
Changes in assets and liabilities:
Accounts receivable	(91)	43
Inventories	(94)	(13)
Accounts payable	86	6
Other assets and other liabilities	(27)	(46)
Net cash provided from operating activities	81	292
Investing Activities
Capital expenditures, including intangibles	(103)	(88)
Acquisition of business, net of cash acquired	(20)	(50)
Net investment hedge transactions	(11)	3
Other	—	(1)
Net cash used by investing activities	(134)	(136)
Financing Activities
Borrowings from term debt facility	2	—
Principal repayment of term debt facility	(7)	(13)
Borrowings from revolving credit facility	179	—
Repayment of revolving credit facility	(153)	—
Other short-term debt, net	8	—
Dividends to shareholders	(29)	(8)
Dividends to non-controlling interests	(9)	(20)
Repurchase of common stock	(236)	(7)
Stock-based compensation tax withholding payments	(9)	(7)
Proceeds from the exercise of stock options	8	3
Contingent consideration payments	(13)	—
Other	(2)	—
Net cash used by financing activities	(261)	(52)
Effect of exchange rate changes on cash	7	35
Net increase (decrease) in cash, equivalents, and restricted cash	(307)	139
Cash, equivalents, and restricted cash at beginning of the period	773	626
Cash, equivalents, and restricted cash at end of the period	$466	$765

See accompanying notes to the condensed consolidated financial statements.

VISTEON CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(In millions)
(Unaudited)

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2025	$1	$1,398	$2,838	$(240)	$(2,429)	$1,568	$83	1,651
Net income (loss)	—	—	31	—	—	31	2	33
Other comprehensive income (loss)	—	—	—	(12)	—	(12)	1	(11)
Stock-based compensation, net	—	(9)	—	—	18	9	—	9
Share repurchase	—	—	—	—	(30)	(30)	—	(30)
Dividends declared	—	—	(10)	—	—	(10)	—	(10)
March 31, 2026	$1	$1,389	$2,859	$(252)	$(2,441)	$1,556	$86	$1,642
Net income (loss)	—	—	49	—	—	49	1	50
Other comprehensive income (loss)	—	—	—	9	—	9	(2)	7
Stock-based compensation, net	—	9	—	—	5	14	—	14
Share repurchase	—	—	—	—	(6)	(6)	—	(6)
Dividends declared	—	—	(11)	—	—	(11)	(7)	(18)
June 30, 2026	$1	$1,398	$2,897	$(243)	$(2,442)	$1,611	$78	$1,689
Net income (loss)	—	—	5	—	—	5	1	6
Other comprehensive income (loss)	—	—	—	(5)	—	(5)	5	—
Stock-based compensation, net	—	11	—	—	1	12	—	12
Share repurchase	—	—	—	—	(201)	(201)	—	(201)
Dividends declared	—	—	(9)	—	—	(9)	—	(9)
September 30, 2026	$1	$1,409	$2,893	$(248)	$(2,642)	$1,413	$84	$1,497

	Total Visteon Corporation Stockholders' Equity
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Visteon Corporation Stockholders' Equity	Non-Controlling Interests	Total Equity
December 31, 2024	$1	$1,376	$2,652	$(306)	$(2,390)	$1,333	$81	$1,414
Net income (loss)	—	—	67	—	—	67	2	69
Other comprehensive income (loss)	—	—	—	19	—	19	1	20
Stock-based compensation, net	—	(8)	—	—	15	7	—	7
Share repurchase	—	—	—	—	(7)	(7)	—	(7)
March 31, 2025	$1	$1,368	$2,719	$(287)	$(2,382)	$1,419	$84	$1,503
Net income (loss)	—	—	71	—	—	71	4	75
Other comprehensive income (loss)	—	—	—	32	—	32	5	37
Stock-based compensation, net	—	10	—	—	2	12	—	12
Dividends to non-controlling interest	—	—	—	—	—	—	(17)	(17)
June 30, 2025	$1	$1,378	$2,790	$(255)	$(2,380)	$1,534	$76	$1,610
Net income (loss)	—	—	(11)	—	—	(11)	2	(9)
Other comprehensive income (loss)	—	—	—	—	—	—	1	1
Stock-based compensation, net	—	11	—	—	1	12	—	12
Dividends declared	—	—	(8)	—	—	(8)	—	(8)
September 30, 2025	$1	$1,389	$2,771	$(255)	$(2,379)	$1,527	$79	$1,606

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

Use of Estimates: The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect amounts reported herein. Considerable judgment is involved in making these determinations, and the use of different estimates or assumptions could result in significantly different results. Management believes its assumptions and estimates are reasonable and appropriate. However, actual results could differ from those reported herein. Events and changes in circumstances arising after September 30, 2026 will be reflected in management's estimates in future periods.

Accounts Receivable: Accounts receivable are stated at the invoiced amount, less an allowance for doubtful accounts for estimated amounts not expected to be collected, and do not bear interest.

The Company receives bank notes from certain customers in China to settle trade accounts receivable. The collections on such bank notes are included in operating cash flows based on the substance of the underlying transactions, which are operating in nature. The Company redeemed $100 million of China bank notes during the nine months ended September 30, 2026.

Credit Loss Allowance: The Company establishes an allowance for doubtful accounts for accounts receivable based on the current expected credit loss impairment model (“CECL”). The Company applies a historical loss rate based on historic write-offs by region to aging categories. The historical loss rate is adjusted for current conditions and reasonable and supportable forecasts of future losses, as necessary. The Company may also record a specific reserve for individual accounts when the Company becomes aware of specific customer circumstances, such as in the case of a bankruptcy filing or deterioration in the customer's operating results or financial position. The allowance for doubtful accounts was $10 million and $9 million as of September 30, 2026 and December 31, 2025, respectively.

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

NOTE 2. Business Acquisition

On June 5, 2026, Visteon acquired all of the equity shares of a software engineering company focused on functional safety and safety systems architecture for $25 million in cash ("Software Architecture Acquisition") not including contingent consideration of up to $16 million. This additional consideration is to be paid if certain financial and operational milestones are achieved. The Software Architecture Acquisition adds strong capabilities in controller software architecture services to OEMs.

The aggregate purchase price was allocated to the assets acquired and liabilities assumed as follows:

(In millions)
Cash	$23
Escrow	2
Fair value of contingent consideration	5
Total fair value of consideration	$30

Assets acquired:
Cash	$5
Accounts receivable	4
Property and equipment	1
Other current assets	1
Intangible assets	15
Total Assets acquired	$26

Liabilities assumed:
Other current liabilities	$5
Deferred tax liability	4
Total Liabilities assumed	$9

Goodwill	$13

The Software Architecture Acquisition is accounted for as a business combination. The purchase price was recorded on a preliminary basis at estimated fair values, based on management's assessment as of June 5, 2026. These estimates relied on available information, reasonable and supportable assumptions, and when necessary, assistance from a third-party engaged by the Company.

During the measurement period, not to exceed one year from the acquisition date, the Company may adjust estimated or provisional amounts of assets and liabilities if new information is obtained related to facts and circumstances that existed as of the acquisition date. Measurement period adjustments are recorded in the period they are identified. As of September 30, 2026, the preliminary purchase price allocation that are not yet finalized relate to net working capital adjustments, the fair value of intangible assets, and the fair value of contingent consideration which may result in a change in total acquisition consideration.

Fair values for intangible assets were based on the income approach including excess earnings and relief from royalty methods. As of September 30, 2026, the Company recorded intangible assets including a tradename of $1 million and customer-related assets totaling $14 million. These definite-lived intangible assets are being amortized using the straight-line method over their estimated useful lives of 15 years for tradename and customer-related assets. The fair value of contingent consideration was measured using a Monte Carlo simulation which is a financial model that utilizes the probabilities of various outcomes.

These fair value measurements are classified within Level 3 of the fair value hierarchy.

The Company incurred $1 million in costs related to the Software Architecture Acquisition which are classified as Other income (expense), net on the Company's condensed consolidated statements of comprehensive income within the quarter ended September 30, 2026.

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

Contingent consideration shall be remeasured to fair value at each reporting date until the contingencies are resolved. The changes in fair value shall be recognized in earnings. No changes in fair value were recognized during the nine months ended September 30, 2026. The Company paid $13 million of contingent consideration during the nine months ended September 30, 2026 related to an acquisition occurring during the annual period of 2024 and the UX Acquisition.

NOTE 3. Non-Consolidated Affiliates

Investments in Affiliates

The Company's investments in non-consolidated equity method affiliates include the following:

	September 30,	December 31,
(In millions)	2026	2025
Yanfeng Visteon Investment Co., Ltd. ("YFVIC") (50%)	$—	$—
Limited partnerships	17	16
Other	12	13
Total investments in non-consolidated affiliates	$29	$29

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
The Company's accounts receivable and accounts payable with YFVIC consist of the following:

	September 30,	December 31,
(In millions)	2026	2025
Receivables due from YFVIC, net	$7	$9
Payables due to YFVIC, net	$7	$12
As of September 30, 2026, the Company's share of YFVIC reported losses was greater than the carrying value of this investment. Based on the equity method of accounting, losses exceeding the investment balance were not recorded and are monitored as suspended losses. As of September 30, 2026, the total suspended loss attributable to YFVIC was $5 million, for which the Company has no contractual obligation to fund.

Non-Consolidated Affiliate Transactions
The Company has committed to make a $20 million investment in multiple entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. As of September 30, 2026, the Company has contributed a total of approximately $15 million toward the aggregate investment commitments. These limited partnerships are classified as equity method investments.

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

During the nine months ended September 30, 2026 and 2025, the Company recorded $17 million and $4 million, respectively, of net restructuring expense. These expenses are primarily related to employee severance.

Current restructuring actions include the following:

•In 2026, the Company has approved and began to execute on restructuring actions designed to rebalance resources and better align talent with areas of business growth while improving operational efficiencies. As of September 30, 2026, the Company has $9 million accrued related to these actions and payments related to these programs are expected to be complete by the end of 2028.

•The Company has analyzed and approved various global restructuring programs impacting manufacturing and engineering facilities, as well as administrative functions to improve efficiency and further rationalize the Company’s footprint. As of September 30, 2026, $9 million remains accrued for the program and payments related to this program are expected to be complete by the end of 2027.

•As of September 30, 2026, the Company retained restructuring reserves as part of the Company's divestiture of the majority of its global Interiors business (the "Interiors Divestiture") and legacy operations of $3 million associated with completed programs for the fundamental reorganization of operations at facilities in Brazil and France.

Restructuring Reserves

The Company’s restructuring reserves and related activity are summarized below. The Company anticipates that the activities associated with the current restructuring reserve balance will be substantially complete by the end of 2028. The Company’s condensed consolidated restructuring reserves are shown as Other liabilities as detailed in Note 8, "Other Liabilities".

(In millions)
December 31, 2025	$23
Expense, net	18
Foreign currency	(1)
Payments	(7)
March 31, 2026	$33
Expense, net	(1)
Payments	(8)
June 30, 2026	$24
Payments	(3)
September 30, 2026	$21

NOTE 5. Inventories

Inventories, net consist of the following components:

	September 30,	December 31,
(In millions)	2026	2025
Raw materials	$273	$185
Work-in-process	32	33
Finished products	54	51
	$359	$269

NOTE 6. Goodwill and Other Intangible Assets

Intangible assets, net are comprised of the following:

		September 30, 2026			December 31, 2025
(In millions)	Estimated Weighted Average Useful Life (years)	Gross Intangibles	Accumulated Amortization	Net Intangibles	Gross Intangibles	Accumulated Amortization	Net Intangibles
Definite-Lived:
Customer related	14	$93	$(19)	$74	$81	$(13)	$68
Capitalized software development	3	69	(45)	24	64	(39)	25
Tradenames	15	9	(1)	8	8	(1)	7
Other	11	27	(18)	9	26	(17)	9
Subtotal		198	(83)	115	179	(70)	109
Indefinite-Lived:
Goodwill		124	—	124	113	—	113
Total		$322	$(83)	$239	$292	$(70)	$222

The Company also owns developed technology assets which have a net balance of less than $1 million as of September 30, 2026 and December 31, 2025.

Capitalized software development consists of software development costs intended for integration into customer products.

Goodwill activity as of September 30, 2026 consisted of the following:

(In millions)
December 31, 2025	$113
Foreign currency	(2)
March 31, 2026	$111
Acquisition of business	20
Foreign currency	1
June 30, 2026	$132
Acquisition measurement period adjustment	(7)
Foreign currency	(1)
September 30, 2026	$124

NOTE 7. Other Assets

Other current assets are comprised of the following components:

	September 30,	December 31,
(In millions)	2026	2025
Recoverable taxes	$90	$56
Contractually reimbursable engineering costs	28	24
Prepaid assets and deposits	24	28
Joint venture receivables	14	10
Contractual payments	6	5
Other	12	7
	$174	$130

Other non-current assets are comprised of the following components:

	September 30,	December 31,
(In millions)	2026	2025
Contractual payments	$120	$113
Vendor consideration receivable	34	—
Contractually reimbursable engineering costs	16	16
Derivative financial instruments	8	7
Recoverable taxes	5	5
Other	55	48
	$238	$189
Contractual payments represent certain amounts associated with commercial arrangements that are capitalized and subsequently recognized over the period to which they relate.

Current and non-current contractually reimbursable engineering costs are related to pre-production design and development costs incurred pursuant to long-term supply arrangements that are contractually guaranteed for reimbursement by customers. The Company expects to receive cash reimbursement payments of $6 million during the remainder of 2026, $25 million in 2027, $4 million in 2028, $5 million in 2029, and $4 million in 2030 and beyond.

NOTE 8. Other Liabilities

Other current liabilities are summarized as follows:

	September 30,	December 31,
(In millions)	2026	2025
Product warranty and recall accruals	$76	$64
Deferred income	66	55
Non-income taxes payable	36	28
Contractual liabilities	21	23
Royalty reserves	19	18
Restructuring reserves	12	12
Income taxes payable	12	41
Joint venture payable	7	12
Dividends payable	4	5
Other	26	33
	$279	$291

Other non-current liabilities are summarized as follows:

	September 30,	December 31,
(In millions)	2026	2025
Product warranty and recall accruals	$116	$43
Contractual liabilities	71	84
Deferred vendor consideration	54	—
Deferred income	28	32
Income tax reserves	11	8
Restructuring reserves	9	11
Derivative financial instruments	4	21
Other	15	13
	$308	$212

Deferred vendor consideration represents amounts from vendors associated with commercial arrangements that are recognized over the period to which they relate.

NOTE 9. Debt
The Company’s debt consists of the following:

	September 30,	December 31,
(In millions)	2026	2025
Short-Term Debt:
Current portion of long-term debt	$15	$18
Short-term borrowings	8	—
Total Short-term debt	$23	$18

Long-Term Debt:
Term debt facility, net	$281	$283
Revolving credit facility	26	—
Total Long-term debt	$307	$283
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

As a result of the analysis, the Company has recognized $2 million in debt amendment fees recorded in Other income (expense), net for the nine months ended September 30, 2026. The Company has deferred costs of $2 million and $1 million as a result of this analysis, which are recorded in Other non-current assets as these associated with the Revolving Credit Facility and Long-term debt, net which associated with the Term Loan A Facility, respectively. The deferred costs will be amortized over the term of the Credit Agreement.

Short-Term Debt
Terms of the amended credit facility require a quarterly principal payment equal to 1.25% of the original term debt balance. The first required payment was made during the third quarter of 2026.

As of September 30, 2026, the Company has $8 million of other short-term borrowing at the Company's subsidiaries. The Company's subsidiaries have access to $182 million of capacity under short-term credit facilities.
Long-Term Debt

The Company has $26 million of outstanding borrowings on the Revolving Credit Facility as of September 30, 2026. The Company borrowed on revolving loans available under the Revolving Credit Facility to increase its cash position and maximize its flexibility. The Company may borrow and repay on the Revolving Credit Facility at any time until maturity.

The Company had no outstanding borrowings on the Revolving Credit Facility as of December 31, 2025.

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

Other

The Company has a $6 million letter of credit facility, whereby the Company is required to maintain a cash collateral account equal to 103% (110% for non-U.S. dollar denominated letters) of the aggregate stated amount of issued letters of credit and must reimburse any amounts drawn under issued letters of credit. The Company had $1 million of outstanding letters of credit issued under this facility secured by restricted cash as of September 30, 2026 and December 31, 2025. Additionally, the Company had $5 million of locally issued bank guarantees and letters of credit as of September 30, 2026 and December 31, 2025, to support various tax appeals, customs arrangements and other obligations at its local affiliates.

NOTE 10. Employee Benefit Plans
The Company's net periodic benefit costs for all defined benefit plans for the three month periods ended September 30, 2026 and 2025 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2026	2025	2026	2025
Costs Recognized in Income:
Pension service (cost):
Service cost	$—	$—	$(1)	$(1)
Pension financing benefits (cost):
Interest cost	$(5)	$(7)	$(3)	$(2)
Expected return on plan assets	8	9	3	2
Total pension financing benefits:	3	2	—	—

Net pension benefit (cost)	$3	$2	$(1)	$(1)
The Company's net periodic benefit costs for all defined benefit plans for the nine month periods ended September 30, 2026 and 2025 were as follows:

	U.S. Plans		Non-U.S. Plans
(In millions)	2026	2025	2026	2025
Costs Recognized in Income:
Pension service (cost):
Service cost	$—	$—	$(1)	$(1)
Pension financing benefits (cost):
Interest cost	$(15)	$(21)	$(8)	$(7)
Expected return on plan assets	24	27	9	7
Total pension financing benefits:	9	6	1	—

Net pension benefit (cost)	$9	$6	$—	$(1)
Pension financing benefits are classified as Other income (expense), net on the Company's condensed consolidated statements of comprehensive income.
During the nine months ended September 30, 2026, cash contributions to the Company's defined benefit plans were less than $1 million related to its US plan and $4 million related to its non-U.S. plans. The Company estimates that total cash contributions related to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2026 will be less than $1 million and $2 million, respectively.

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

The Company recorded an income tax provision of $1 million and $43 million for the three and nine months ended September 30, 2026, respectively, resulting in effective tax rates of 14% and 33%, respectively. The effective tax rate for both periods was primarily impacted by withholding taxes on certain intercompany and third-party transactions, including taxes associated with foreign earnings expected to be repatriated, valuation allowances maintained in certain jurisdictions, and limitations on the utilization of certain foreign tax credits and research credits. These impacts were partially offset by earnings generated in jurisdictions with tax rates lower than the U.S. federal statutory rate.

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

During the third quarter of 2026, discrete income tax expense associated with additional state valuation allowances resulting from changes in state tax law was offset primarily by discrete income tax benefits related to tax return filings, resulting in no net discrete tax impact for the quarter.

The Company’s forecasted AETR differs from the U.S. federal statutory rate primarily due to foreign statutory tax rates that differ from the U.S. rate, U.S. taxation of foreign earnings, permanent differences between financial reporting and tax bases for certain items (including the Foreign‑Derived Deduction Eligible Income (“FDDEI”) deduction and limitations on the deductibility of executive compensation), and the partial expected utilization of current‑year foreign tax credits and research credits. In the United States, the Company continues to maintain valuation allowances primarily against foreign tax credit carryforwards, substantially all research credit carryforwards, and certain state net operating loss carryforwards, as the Company has generated, and expects to continue to generate, foreign tax credits.

NOTE 12. Stockholders’ Equity and Non-controlling Interests
Non-Controlling Interests
The Company's non-controlling interests are as follows:

	September 30,	December 31,
(In millions)	2026	2025
Shanghai Visteon Automotive Electronics, Co., Ltd.	$57	$54
Yanfeng Visteon Automotive Electronics Co., Ltd.	17	16
Changchun Visteon FAWAY Automotive Electronics, Co., Ltd.	9	12
Other	1	1
	$84	$83

Accumulated Other Comprehensive Income (Loss)

Changes in Accumulated other comprehensive income (loss) (“AOCI”) and reclassifications out of AOCI by component include:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Changes in AOCI:
Beginning balance	$(243)	(255)	(240)	$(306)
Other comprehensive income (loss) before reclassification, net of tax	(7)	(2)	(11)	46
Amounts reclassified from AOCI	2	2	3	5
Ending balance	(248)	(255)	(248)	(255)
Changes in AOCI by Component:
Foreign currency translation adjustments
Beginning balance	$(202)	$(194)	(205)	$(266)
Other comprehensive income (loss) before reclassification, net of tax	(9)	(2)	(6)	70
Ending balance	(211)	(196)	(211)	(196)
Net investment hedge
Beginning balance	3	2	8	18
Other comprehensive income (loss) before reclassification, net of tax	(2)	3	(7)	(13)
Ending balance	1	5	1	5
Benefit plans
Beginning balance	(47)	(68)	(47)	(66)
Amounts reclassified from AOCI	(1)	—	(1)	(2)
Ending balance	(48)	(68)	(48)	(68)
Unrealized hedging gain (loss)
Beginning balance	3	5	4	8
Other comprehensive income (loss) before reclassification, net of tax	4	(3)	2	(11)
Amounts reclassified from AOCI	3	2	4	7
Ending balance	10	4	10	4
AOCI ending balance	$(248)	(255)	(248)	(255)

Share Repurchase Program

On March 2, 2023, the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026.

On June 25, 2026, the Company's board of directors authorized an additional share repurchase program of $800 million of common stock through December 31, 2029.

Under these programs, the Company, based on capital allocation, repurchased shares at the prevailing market prices pursuant to specified share price and daily volume limits. During the three months ended September 30, 2026, the Company purchased no open market shares related to this program. During the nine months ended, September 30, 2026, the Company purchased 394,124 shares at an average price of $91.65 related to this program for a total of $36 million.

On July 23, 2026, the Company entered into an accelerated share repurchase agreement with Bank of America, N.A. to repurchase $200 million of its common stock pursuant to both share repurchase programs. The Company exhausted the remainder of the $300 million share repurchase authorization from 2023. The final number of shares repurchased are based on the volume-weighted average price of the Company's common stock over the term of the agreement. The share repurchase agreement concluded during the nine months ended September 30, 2026, resulting in a total amount of 1,996,589 shares repurchased at an average cost of $100.17 per share, for a total of $200 million.

Excise taxes incurred due to purchases under these programs totaled over $1 million for the nine months ended September 30, 2026.

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

On August 17, 2026, the Company’s Board of Directors approved and declared a cash dividend of $0.375 per share on its common stock, for a total quarterly cash dividend of $9 million. The dividend was paid on September 15, 2026 to shareholders of record as of the close of business on September 1, 2026.

NOTE 13. Earnings Per Share

Basic earnings per share is calculated by dividing net income attributable to Visteon by the weighted average number of shares of common stock outstanding. Diluted earnings per share is calculated by dividing net income attributable to Visteon by the weighted average number of common and potentially dilutive common shares outstanding. Performance based share units are considered contingently issuable shares and are included in the computation of diluted earnings per share based on the number of shares that would be issuable if the reporting date were the end of the contingency period and if the result would be dilutive.

The table below provides details underlying the calculations of basic and diluted earnings per share:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions, except per share amounts)	2026	2025	2026	2025
Numerator:
Net income (loss) attributable to Visteon	$5	$(11)	$85	$127
Denominator:
Average common stock outstanding - basic	25.4	27.3	26.2	27.2
Dilutive effect of performance based share units and other[1]	0.6	—	0.6	0.4
Diluted shares	26.0	27.3	26.8	27.6
Basic and Diluted Per Share Data:
Basic earnings (loss) per share attributable to Visteon	$0.20	$(0.40)	$3.24	$4.67

Diluted earnings (loss) per share attributable to Visteon	$0.19	$(0.40)	$3.17	$4.60
[1]Performance based share units of approximately 577,000 were excluded from the calculation of diluted loss per share because the effect of inclusion would have been anti-dilutive for the three months ended September 30, 2025.

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
As of December 31, 2025, the Company had cross-currency swaps with aggregate notional amounts of $200 million intended to mitigate the variability of U.S. dollar value investment in certain of its non-U.S. entities. These swaps are designated as net investment hedges. There was no ineffectiveness associated with such derivatives as of December 31, 2025. The fair value of these derivatives was a non-current liability of $16 million as of December 31, 2025. During the nine months ended September 30, 2026, the Company terminated existing cross-currency swaps and paid $13 million upon settlement.

Subsequent to termination, and during the nine months ended September 30, 2026, the Company executed cross-currency swap transactions with aggregate notional amounts of $210 million intended to mitigate the variability of U.S. dollar value investment in certain of its non-U.S. entities. These swaps are designated as net investment hedges. There was no ineffectiveness associated with such derivatives as of September 30, 2026. The fair value of these derivatives was a non-current liability of $6 million as of September 30, 2026. As of September 30, 2026, a loss of $3 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

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

As of December 31, 2025, the Company had interest rate swaps with aggregate notional amounts of $250 million. The fair value of these derivatives was a non-current asset of $2 million as of December 31, 2025. During the nine months ended September 30, 2026, the Company terminated these interest rate swaps and received $3 million upon settlement.

Subsequent to termination, and during the nine months ended September 30, 2026, the Company executed interest rate swaps with aggregate notional amounts of $250 million. The fair value of these derivatives is a non-current asset of $10 million as of September 30, 2026. As of September 30, 2026, a gain of approximately less than $1 million is expected to be reclassified out of accumulated other comprehensive income into earnings within the next 12 months.

Financial Statement Presentation
Gains and losses on derivative financial instruments for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Recorded Income (Loss) into AOCI, net of tax		Reclassified from AOCI into Income (Loss)
(In millions)	2026	2025	2026	2025
Three Months Ended September 30,
Interest rate risk - Interest expense, net:
Interest rate swaps	$4	$(3)	$(3)	$(2)
Net investment hedges	(2)	3	—	—
	$2	$—	$(3)	$(2)
Nine Months Ended September 30,
Interest rate risk - Interest expense, net:
Interest rate swaps	$2	$(11)	$(4)	$(7)
Net investment hedges	(7)	(13)	—	—
	$(5)	$(24)	$(4)	$(7)

Items Not Carried at Fair Value
The Company's fair value of debt was $333 million and $304 million as of September 30, 2026 and December 31, 2025, respectively. Fair value estimates were based on the current rates offered to the Company for debt of the same remaining maturities. Accordingly, the Company's debt fair value disclosures are classified as Level 2 in the fair value hierarchy.
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
The Company's credit risk with any single customer exceeding ten percent of total accounts receivable is as follows:

	September 30,	December 31,
	2026	2025
Ford Motor Company	19%	12%
Volkswagen	12%	11%

NOTE 15. Commitments and Contingencies
Litigation and Claims
The Company's operations in Brazil are subject to highly complex labor, tax, customs and other laws. While the Company believes that it is in compliance with such laws, it is periodically engaged in litigation regarding the application of these laws.

The Company maintained accruals of $6 million for claims aggregating $47 million in Brazil as of September 30, 2026. The amounts accrued represent claims that are deemed probable of loss and are reasonably estimable based on the Company's assessment of the claims and prior experience with similar matters.
The Company is contesting an approximately $52 million assessment by the Brazilian tax authorities related to the application of reduced PIS/COFINS tax rates for certain operations in the Manaus Free Trade Zone. While an unfavorable outcome is reasonably possible, the Company believes its tax treatment is appropriate and is defending its position and accordingly has not recorded an accrual for this matter as of September 30, 2026.
While the Company believes its accruals for litigation and claims are adequate, the final amounts required to resolve such matters could differ materially from recorded estimates and the Company's results of operations and cash flows could be materially affected.
Product Warranty and Recall
Amounts accrued for product warranty and recall claims are based on management’s best estimates of the amounts that will ultimately be required to settle such items. The Company’s estimates for product warranty and recall obligations are developed with support from its sales, engineering, quality, and legal functions and include due consideration of contractual arrangements, past experience, current claims and related information, production changes, industry and regulatory developments, and various other considerations. During the nine months ended September 30, 2026 the Company recorded $117 million of warranty expense, including approximately $77 million related to two distinct warranty matters, which were recorded during the three months ended September 30, 2026. Based on information currently available, it is reasonably possible the Company could incur additional warranty charges of up to $20 million in excess of the amount accrued for one of the matters. The Company can provide no assurances that it will not experience an adjustment to this, or other material claims in the future or that it will not incur significant costs to defend or settle such claims beyond the amounts accrued or beyond what the Company may recover from its suppliers.
The following table provides a rollforward of changes in the product warranty and recall claims liability:

	Nine Months Ended September 30,
(In millions)	2026	2025
Beginning balance	$107	$80
Provisions	100	28
Changes in estimates	17	(3)
Currency/other	(1)	4
Settlements	(31)	(17)
Ending balance	$192	$92

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

Contingencies are subject to many uncertainties, and the outcome of individual litigated matters is not predictable with assurance. Reserves have been established by the Company for matters discussed in the immediately foregoing paragraphs where losses are deemed probable and reasonably estimable. It is possible, however, that some of the matters discussed in the foregoing paragraphs could be decided unfavorably to the Company and could require the Company to pay damages or make other expenditures in amounts, or a range of amounts, that cannot be estimated as of September 30, 2026 and that are in excess of established reserves. The Company does not reasonably expect, except as otherwise described herein, based on its analysis, that any adverse outcome from such matters would have a material effect on the Company’s financial condition, results of operations or cash flows, although such an outcome is possible.

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

A summary of segment revenue, segment net income (loss) attributable to Visteon Corporation, and significant segment expense for the periods ended September 30, 2026 and 2025 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Net sales	$970	$917	$2,884	2,820
Significant expenses:
Other cost of sales	836	698	2,337	2,161
Other selling, general and administrative	36	44	117	121
Gross engineering costs	83	90	274	258
Engineering recoveries	(28)	(32)	(100)	(96)
Depreciation and amortization	31	28	89	80
Non-cash stock-based compensation	11	11	35	34
Restructuring, net	—	3	17	4
Interest expense	4	3	9	10
Interest income	(3)	(6)	(13)	(16)
Equity in net loss (income) of non-consolidated affiliates	(4)	(1)	(8)	(5)
Other (income) loss, net	(3)	(2)	(5)	(4)
Provision for (benefit from) income taxes	1	90	43	138
Net income (loss)	6	(9)	89	135
Less: Net (income) loss attributable to non-controlling interests	(1)	(2)	(4)	(8)
Net income (loss) attributable to Visteon Corporation	$5	$(11)	$85	$127

Other cost of sales excludes depreciation and amortization, non-cash stock-based compensation, and engineering recoveries which are presented individually above.

Other selling, general and administrative excludes depreciation and amortization and non-cash stock-based compensation which are presented individually above.

Financial Information by Geographic Region and Product Lines

Disaggregated net sales by geographical market and product lines are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Geographical Markets
Europe	$343	$288	$1,057	$955
Americas	332	348	961	993
China Domestic	68	82	204	245
China Export [1]	24	19	67	65
Other Asia-Pacific	203	180	595	562
	$970	$917	$2,884	$2,820
[1] Prior‑period intercompany eliminations have been reclassified into China Export sales to conform with disclosure requirements. The Company concluded that this reclassification was not material to the prior period.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In millions)	2026	2025	2026	2025
Product Lines
Instrument clusters	$445	$421	$1,367	$1,307
Information displays	167	117	476	365
Infotainment	122	131	365	396
Cockpit domain controller	104	96	301	324
Body and electrification electronics	81	111	232	311
Other	51	41	143	117
	$970	$917	$2,884	$2,820

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

•Balanced Capital Allocation with a Strong Balance Sheet - The Company continues to maintain a strong balance sheet to withstand near-term industry volatility and support a balanced capital allocation framework. The Company is primarily focused on allocating capital to high-returning organic initiatives that increase internal capabilities, attractive inorganic growth opportunities, and returning capital to shareholders. In June 2026, the Company reinforced its commitment to shareholder returns by authorizing a new $800 million share repurchase program extending through 2029. Since 2023, the Company has returned approximately $500 million to shareholders through a combination of share repurchases and cash dividends through the third quarter of 2026.

Financial Results

The pie charts below highlight the net sales breakdown for Visteon for the three and nine months ended September 30, 2026.
Three Months Ended September 30, 2026

Nine Months Ended September 30, 2026
*Regional net sales are based on the geographic region where sales originate and not where customer is located (excludes inter-regional eliminations).
Global Automotive Market Conditions and Production Levels
Global light‑vehicle production decreased by approximately 2% in the third quarter of 2026 compared to 2025, based on October 2026 Mobility Global, Inc. data, with production volumes for the Company’s key customers declining by approximately 5%. In the Americas, industry production decreased by approximately 3%, with production volumes at the Company’s major customers declining by approximately 4%. Retail demand remained relatively resilient, with U.S. seasonally adjusted retail sales averaging above 16 million units. This reflected continued consumer demand for internal‑combustion and hybrid vehicles, partially offset by a decline in electric‑vehicle (“EV”) purchases following the expiration of federal EV tax credits. In Europe, industry production increased approximately 1% compared to the prior year, while production volumes at the Company’s largest European customers increased by approximately 3%. In China, production volumes declined by approximately 6%, with production at the Company’s key customers declining by approximately 17%.

Looking ahead, Mobility Global, Inc. expects global light-vehicle production to decrease by approximately 2% in 2026 compared to 2025, with production volumes for the Company’s key customers anticipated to decline by approximately 4%. The ongoing conflict in the Middle East may further decrease production, though the magnitude of the decrease is uncertain. Memory chip market conditions are creating cost pressures and have the potential to affect industry production volumes, as memory supplier capacity is increasingly allocated to support growth in data center infrastructure. The impact of tariffs on the automotive industry remains uncertain, with the potential to increase production costs and weigh on future vehicle volumes; however, the effects have been minimal to date.

The extent to which these factors affect future financial performance will depend on the evolution of tariff policies, customer production schedules, supply chain conditions, customer market share shifts, and the pace of EV adoption.

Results of Operations - Three Months Ended September 30, 2026 and 2025
The Company's consolidated results of operations for the three months ended September 30, 2026 and 2025 were as follows:

	Three Months Ended September 30,
(In millions)	2026	2025	Change
Net sales	$970	$917	$53
Cost of sales	(923)	(786)	(137)
Gross margin	47	131	(84)
Selling, general and administrative expenses	(46)	(53)	7
Restructuring, net	—	(3)	3
Interest income, net	(1)	3	(4)
Equity in net income (loss) of non-consolidated affiliates	4	1	3
Other income (expense), net	3	2	1
Provision for income taxes[2]	(1)	(90)	89
Net income (loss)[2]	6	(9)	15
Less: Net (income) loss attributable to non-controlling interests	(1)	(2)	1
Net income (loss) attributable to Visteon Corporation[2]	$5	$(11)	$16
Adjusted EBITDA[1]	$46	$119	$(73)
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

Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Three months ended September 30, 2025	917	$(786)	$131
Volume, mix, and net new business	57	(48)	9
Currency	(3)	(2)	(5)
Customer pricing	5	—	5
Engineering costs, net *	—	2	2
Cost performance, design changes and other	(6)	(89)	(95)
Three months ended September 30, 2026	970	(923)	$47
*Excludes the impact of currency.
Net sales for the three months ended September 30, 2026 totaled $970 million, representing an increase of $53 million compared with the same period of 2025. Volumes and net new business increased net sales by $57 million. Customer pricing increased net sales by $5 million as a result of higher customer recoveries due to elevated semiconductor cost and partially offset by annual price reductions. Unfavorable currency decreased net sales by $3 million, primarily attributable to the Indian rupee, Japanese yen, and euro, partially offset by the Chinese renminbi and Brazilian real. Other cost performance, design changes and other net sales decreased by $6 million, primarily due to the non-recurrence of one-time items, partially offset by sales from the recently acquired engineering services companies.

Cost of sales increased by $137 million for the three months ended September 30, 2026 compared with the same period in 2025. Volume, mix and net new business increased cost of sales by $48 million. Net engineering costs, excluding currency, decreased cost of sales by $2 million due to the timing of project costs. Foreign currency increased cost of sales by $2 million, primarily attributable to the Chinese renminbi, Mexican peso, and Brazilian real partially offset by the Indian rupee and Japanese yen. Cost performance, design changes and other increased cost of sales by $89 million, primarily reflecting $77 million associated with two distinct warranty charges as well as material cost inflation, partially offset by operational efficiencies.

A summary of net engineering costs is shown below:

	Three Months Ended September 30,
(In millions)	2026	2025
Gross engineering costs	$(83)	$(90)
Engineering recoveries	28	32
Engineering costs, net	$(55)	$(58)

Gross engineering costs relate to forward model program development, advanced engineering activities and services. Net engineering costs were $55 million and $58 million for the three months ended September 30, 2026 and 2025, respectively. The decrease is primarily due to timing of project spend and favorable foreign currency, primarily the Indian rupee, partially offset by lower recoveries.

Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $46 million and $53 million, during the three months ended September 30, 2026 and 2025, respectively. The decrease in expenses during the third quarter is primarily related to lower incentive compensation expense.

Restructuring, net
During the three months ended September 30, 2026, the Company recorded no restructuring expense and made payments related to accrued programs in the amount of $3 million.

Interest, Net

Interest, net for the three months ended September 30, 2026 and 2025 was an expense of $1 million and income of $3 million, respectively. The change was primarily driven by lower interest income resulting from reduced cash balances, reflecting our capital allocation deployment, including share repurchases and shareholder dividends.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was income of $4 million and $1 million during the three months ended September 30, 2026 and 2025, respectively.

Other Income (Expense), Net

Other income, net was $3 million and $2 million for the three months ended September 30, 2026 and 2025, respectively, and consisted primarily of net pension financing benefits.

Income Taxes

The Company's provision for income taxes was $1 million for the three months ended September 30, 2026, compared with $90 million for the same period in 2025. The decrease in income tax expense was primarily attributable to the non-recurrence of a $60 million U.S. valuation allowance expense recorded in the third quarter of 2025 following an update to the Company’s tax attribute utilization model reflecting newly enacted U.S. tax legislation, as well as lower pretax income in the current-year period.

The effective tax rate was 14% for the three months ended September 30, 2026, compared with 111% for the same period in 2025. The decrease in the effective tax rate was primarily attributable to non-recurrence of the U.S. valuation allowance expense recognized in the prior-year period and a favorable change in the forecasted annual effective tax rate, primarily reflecting a lower estimated U.S. effective tax rate and changes in the mix of jurisdictional earnings.

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

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA1 for the three months ended September 30, 2026 and 2025, is as follows:

	Three Months Ended September 30,
(In millions)	2026	2025	Change
Net income (loss) attributable to Visteon Corporation[2]	$5	$(11)	$16
Depreciation and amortization	31	28	3
Non-cash, stock-based compensation expense	11	11	—
Provision for (benefit from) income taxes[2]	1	90	(89)
Restructuring, net	—	3	(3)
Interest (income) expense, net	1	(3)	4
Net income (loss) attributable to non-controlling interests	1	2	(1)
Equity in net (income) loss of non-consolidated affiliates	(4)	(1)	(3)
Other	—	—	—
Adjusted EBITDA[1]	$46	$119	$(73)
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

Adjusted EBITDA1 was $46 million for the three months ended September 30, 2026 representing a decrease of $73 million compared with the same period of 2025. Higher volumes increased Adjusted EBITDA1 by $9 million. Foreign currency decreased Adjusted EBITDA1 by $5 million, primarily attributable to the Indian rupee, Mexican peso, and Japanese yen, partially offset by the Brazilian real. Net engineering costs, excluding currency, increased Adjusted EBITDA1 by $3 million. Customer pricing increased Adjusted EBITDA by $5 million as a result of customer recoveries partially offset by annual price reductions. Two distinct warranty related charges of approximately $77 million, material cost inflation, and the non-recurrence of one-time items, partially offset by operational efficiencies, decreased Adjusted EBITDA1 by $85 million.

Results of Operations - Three Months Ended September 30, 2025 and 2024
During the fourth quarter of 2025, the Company elected to change its accounting method for assessing the realizability of U.S. deferred tax assets from the incremental cash tax savings method to the tax‑law‑ordering method. This change is further described in Note 1, "Summary of Significant Accounting Policies", to the consolidated financial statements included in Part II, Item 8 of the Annual Report on Form 10-K for the year ended December 31, 2025, as filed on February 19, 2026, with the SEC. The discussion presented below addresses only those sections with relevant updates resulting from the change in accounting principle.

The Company's consolidated results of operations for the three months ended September 30, 2025 and 2024 were as follows:

	Three Months Ended September 30,
(In millions)	2025	2024	Change
Net sales	$917	$980	$(63)
Cost of sales	(786)	(849)	63
Gross margin	131	131	—
Selling, general and administrative expenses	(53)	(51)	(2)
Restructuring, net	(3)	(28)	25
Interest income, net	3	—	3
Equity in net income (loss) of non-consolidated affiliates	1	(3)	4
Other income (expense), net	2	2	—
Provision for income taxes[2]	(90)	(10)	(80)
Net income (loss)[2]	(9)	41	(50)
Less: Net (income) loss attributable to non-controlling interests	(2)	(1)	(1)
Net income (loss) attributable to Visteon Corporation[2]	$(11)	$40	$(51)
Adjusted EBITDA[1]	$119	$119	$—
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

The Company's provision for income taxes of $90 million for the three months ended September 30, 2025 represents an increase of $80 million compared with $10 million in the same period of 2024. The increase in tax expense reflects a higher forecasted effective tax rate, primarily driven by shifts in the geographic mix of earnings, jurisdictional tax rate differences, and increased withholding taxes due primarily to unfavorable exchange movements.
The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA1 for the three months ended September 30, 2025 and 2024, is as follows:

	Three Months Ended September 30,
(In millions)	2025	2024	Change
Net income (loss) attributable to Visteon Corporation[2]	$(11)	$40	$(51)
Depreciation and amortization	28	25	3
Non-cash, stock-based compensation expense	11	10	1
Provision for income taxes[2]	90	10	80
Restructuring, net	3	28	(25)
Interest, net	(3)	—	(3)
Net income attributable to non-controlling interests	2	1	1
Equity in net (income) loss of non-consolidated affiliates	(1)	3	(4)
Other	—	2	(2)
Adjusted EBITDA[1]	$119	$119	$—
[1]Adjusted EBITDA is a Non-GAAP financial measure, as defined above.
[2]Amounts shown reflect the change in accounting principle related to the method for assessing the realizability of U.S. deferred tax assets described in Note 1, "Summary of Significant Accounting Policies" within Part II, Item 8, “Financial Statements and Supplementary Data.”

Results of Operations - Nine Months Ended September 30, 2026 and 2025
The Company's consolidated results of operations for the nine months ended September 30, 2026 and 2025 were as follows:

	Nine Months Ended September 30,
(In millions)	2026	2025	Change
Net sales	$2,884	$2,820	$64
Cost of sales	(2,606)	(2,410)	(196)
Gross margin	278	410	(132)
Selling, general and administrative expenses	(146)	(148)	2
Restructuring, net	(17)	(4)	(13)
Interest income, net	4	6	(2)
Equity in net income (loss) of non-consolidated affiliates	8	5	3
Other income (expense), net	5	4	1
Provision for income taxes[2]	(43)	(138)	95
Net income (loss)[2]	89	135	(46)
Less: Net (income) loss attributable to non-controlling interests	(4)	(8)	4
Net income (loss) attributable to Visteon Corporation[2]	$85	$127	$(42)
Adjusted EBITDA[1]	$266	$382	$(116)
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

Net Sales, Cost of Sales and Gross Margin

(In millions)	Net Sales	Cost of Sales	Gross Margin
Nine months ended September 30, 2025	2,820	$(2,410)	$410
Volume, mix, and net new business	17	(19)	(2)
Currency	25	(41)	(16)
Customer pricing	(1)	—	(1)
Engineering costs, net *	—	(12)	(12)
Cost performance, design changes and other	23	(124)	(101)
Nine months ended September 30, 2026	2,884	(2,606)	$278
*Excludes the impact of currency.
Net sales for the nine months ended September 30, 2026 totaled $2,884 million, representing an increase of $64 million compared with the same period of 2025. Volumes and net new business increased net sales by $17 million. Customer pricing decreased net sales by $1 million as a result of annual price reductions, partially offset by higher customer recoveries. Favorable currency increased net sales by $25 million, primarily attributable to the euro, Brazilian real, and Chinese renminbi, partially offset by the Indian rupee and Japanese yen. Other cost performance, design changes and other increased net sales by $23 million primarily due to sales from the recently acquired engineering services companies and other commercial items.

Cost of sales increased by $196 million for the nine months ended September 30, 2026 compared with the same period in 2025. Volume, mix and net new business increased cost of sales by $19 million. Net engineering costs, excluding currency, increased cost of sales by $12 million. Foreign currency increased cost of sales by $41 million, primarily attributable to the euro, Chinese renminbi, and Brazilian real, partially offset by the Indian rupee. Cost performance, design changes and other increased cost of sales by $124 million, primarily reflecting $77 million associated with two distinct warranty charges as well as material cost inflation, partially offset by operational efficiencies.

A summary of net engineering costs is shown below:

	Nine Months Ended September 30,
(In millions)	2026	2025
Gross engineering costs	$(274)	$(258)
Engineering recoveries	100	96
Engineering costs, net	$(174)	$(162)

Gross engineering costs relate to forward model program development, advanced engineering activities and services. Net engineering costs were $174 million and $162 million for the nine months ended September 30, 2026 and 2025, respectively. The increase is primarily due to recent engineering services acquisitions and timing of project spend, partially offset by higher recoveries.

Selling, General and Administrative Expenses
Selling, general, and administrative expenses were $146 million and $148 million, during the nine months ended September 30, 2026 and 2025, respectively. The year-over-year decrease was primarily driven by unfavorable foreign currency impacts and decreased incentive compensation expense.

Restructuring, net
During the nine months ended September 30, 2026 and 2025, the Company recorded $17 million and $4 million of net restructuring expense, respectively, primarily related to employee severance. The increase is primarily related to a restructuring program approved during the first quarter of 2026.

Interest, Net

Interest, net for the nine months ended September 30, 2026 decreased by $2 million when compared to the same period in 2025. The change was primarily driven by lower interest income resulting from reduced cash balances, reflecting cash deployment toward share repurchases, shareholder dividends, and business acquisitions.

Equity in Net Income of Non-Consolidated Affiliates

Equity in net income of non-consolidated affiliates was income of $8 million and $5 million during the nine months ended September 30, 2026 and 2025, respectively.

Other Income (Expense), Net

Other income, net was $5 million and $4 million for the nine months ended September 30, 2026 and 2025, respectively. Other income, net for the nine months ended September 30, 2026 consisted primarily of net pension financing benefits, partially offset by acquisition costs and debt amendment fees. Other income, net for the nine months ended September 30, 2025 consisted primarily of net pension financing benefits, partially offset by acquisition costs.

Income Taxes

The Company's provision for income taxes was $43 million for the nine months ended September 30, 2026, compared with $138 million for the same period in 2025. The decrease in income tax expense was primarily attributable to the non-recurrence of a $60 million U.S. valuation allowance expense recorded in the third quarter of 2025 following an update to the Company’s tax attribute utilization model to reflect newly enacted U.S. tax legislation, lower pretax income, and $2 million of favorable discrete tax benefits, primarily related to adjustments associated with tax return filings. These favorable impacts were partially offset by $7 million of discrete tax expense, consisting primarily of $4 million related to the resolution of a tax audit in Tunisia and $3 million associated with the settlement of a bilateral advance pricing arrangement between the United States and India.

The effective tax rate was 33% for the nine months ended September 30, 2026, compared with 51% for the same period in 2025. The decrease in the effective tax rate was primarily attributable to the non-recurrence of the U.S. valuation allowance expense recognized in the prior-year period, the favorable discrete tax benefits related to tax return filings, and a more favorable geographic mix of earnings, partially offset by the discrete tax expense associated with the Tunisia tax audit and the U.S.-India bilateral advance pricing arrangement.

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

The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA1 for the nine months ended September 30, 2026 and 2025, is as follows:

	Nine Months Ended September 30,
(In millions)	2026	2025	Change
Net income (loss) attributable to Visteon Corporation[2]	$85	$127	$(42)
Depreciation and amortization	89	80	9
Non-cash, stock-based compensation expense	35	34	1
Provision for (benefit from) income taxes[2]	43	138	(95)
Restructuring, net	17	4	13
Interest (income) expense, net	(4)	(6)	2
Net income (loss) attributable to non-controlling interests	4	8	(4)
Equity in net (income) loss of non-consolidated affiliates	(8)	(5)	(3)
Other	5	2	3
Adjusted EBITDA[1]	$266	$382	$(116)
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

Adjusted EBITDA1 was $266 million for the nine months ended September 30, 2026 representing a decrease of $116 million compared with the same period of 2025. Lower volumes decreased Adjusted EBITDA1 by $2 million. Customer pricing decreased Adjusted EBITDA1 by $1 million as a result of annual price reductions, partially offset by customer recoveries. Foreign currency decreased Adjusted EBITDA1 by $19 million, primarily attributable to the Indian rupee, Japanese yen, and Mexican peso, partially offset by the Brazilian real. Net engineering costs, excluding currency, decreased Adjusted EBITDA1 by $11 million. Two distinct warranty related charges of approximately $77 million, material cost inflation, partially offset by operational efficiencies, decreased Adjusted EBITDA1 by $83 million.

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

The Company's consolidated results of operations for the nine months ended September 30, 2025 and 2024 were as follows:

	Nine Months Ended September 30,
(In millions)	2025	2024	Change
Net sales	$2,820	$2,927	$(107)
Cost of sales	(2,410)	(2,530)	120
Gross margin	410	397	13
Selling, general and administrative expenses	(148)	(152)	4
Restructuring, net	(4)	(31)	27
Interest income, net	6	—	6
Equity in net income (loss) of non-consolidated affiliates	5	(7)	12
Other income (expense), net	4	7	(3)
Provision for income taxes[2]	(138)	(36)	(102)
Net income (loss)[2]	135	178	(43)
Less: Net (income) loss attributable to non-controlling interests	(8)	(7)	(1)
Net income (loss) attributable to Visteon Corporation[2]	$127	$171	$(44)
Adjusted EBITDA[1]	$382	$357	$25
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

The Company's provision for income taxes of $138 million for the nine months ended September 30, 2025 represents an increase of $102 million compared with $36 million in the same period of 2024. The increase in tax expense is primarily attributable to higher pretax income, as well as changes in the geographic mix of earnings and differing tax rates between jurisdictions. Additionally, the increase reflects higher withholding taxes, largely attributable to unfavorable foreign exchange movements.
The reconciliation of net income (loss) attributable to Visteon to Adjusted EBITDA1 for the nine months ended September 30, 2025 and 2024, is as follows:

	Nine Months Ended September, 30
(In millions)	2025	2024	Change
Net income (loss) attributable to Visteon Corporation[2]	$127	$171	$(44)
Depreciation and amortization	80	71	9
Non-cash, stock-based compensation expense	34	31	3
Provision for income taxes[2]	138	36	102
Restructuring, net	4	31	(27)
Interest, net	(6)	—	(6)
Net income attributable to non-controlling interests	8	7	1
Equity in net (income) loss of non-consolidated affiliates	(5)	7	(12)
Other	2	3	(1)
Adjusted EBITDA[1]	$382	$357	$25
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

Access to additional capital through the debt or equity markets is influenced by the Company's credit ratings. As of September 30, 2026, the Company’s corporate credit ratings were BB+ by Standard & Poor’s and Ba1 by Moody's. See Note 9, "Debt" for a comprehensive discussion of the Company's debt facilities. Incremental funding requirements of the Company's consolidated foreign entities are primarily accommodated by intercompany cash pooling structures. Affiliate working capital lines, which may be utilized by the Company's local subsidiaries and consolidated joint ventures, had availability of $182 million.
The Company has $26 million of outstanding borrowings and $374 million of available credit on the Revolving Credit Facility as of September 30, 2026. The Company borrowed on revolving loans available under the Revolving Credit Facility to increase its cash position and maximize its flexibility. The Company may borrow and repay on the Revolving Credit Facility at any time until maturity.
Cash Balances
As of September 30, 2026, the Company had total cash and cash equivalents of $466 million, including $2 million of restricted cash and $90 million of cash attributable to the Company's joint venture partners should the Company elect to issue cash dividends.

Cash balances totaling $437 million were located in jurisdictions outside of the United States, of which approximately $120 million is considered permanently reinvested for funding ongoing operations outside of the U.S. If such permanently reinvested funds were repatriated to the U.S., no U.S. federal taxes would be imposed on the distribution of such foreign earnings due to U.S. tax reform enacted in December 2017. However, the Company would be required to accrue additional tax expense primarily related to foreign withholding taxes.

Other Items Affecting Liquidity
During the three and nine months ended September 30, 2026, the Company paid $9 million and $29 million, respectively, in quarterly cash dividends.

On March 2, 2023, the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026.

On June 25, 2026, the Company's board of directors authorized an additional share repurchase program of $800 million of common stock through December 31, 2029.

Under these programs, the Company, based on capital allocation, repurchased shares at the prevailing market prices pursuant to specified share price and daily volume limits. During the three months ended September 30, 2026, the Company purchased no open market shares related to this program. During the nine months ended, September 30, 2026, the Company purchased 394,124 shares at an average price of $91.65 related to this program for a total of $36 million.

On July 23, 2026, the Company entered into an accelerated share repurchase agreement with Bank of America, N.A. to repurchase $200 million of its common stock pursuant to both share repurchase programs. The Company exhausted the remainder of the $300 million share repurchase authorization from 2023. The final number of shares repurchased are based on the volume-weighted average price of the Company's common stock over the term of the agreement. The share repurchase agreement concluded during the nine months ended September 30, 2026, resulting in a total amount of 1,996,589 shares repurchased at an average cost of $100.17 per share, for a total of $200 million.

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

During the nine months ended September 30, 2026, cash contributions to the Company's defined benefit plans were less than $1 million related to its U.S. plan and $4 million related to its non-U.S. plans. The Company estimates that total cash contributions related to its U.S. and non-U.S. defined benefit pension plans during the remainder of 2026 will be less than $1 million and $2 million, respectively.

During the nine months ended September 30, 2026, the Company paid $18 million related to restructuring activities. Additional discussion regarding the Company's restructuring activities is included in Note 4, "Restructuring." The Company estimates that total cash restructuring payments through 2026 will approximate $20 million.

The Company has committed to make a $20 million investment in multiple entities principally focused on the automotive sector pursuant to limited partnership agreements. As a limited partner in each entity, the Company will periodically make capital contributions toward this total commitment amount. As of September 30, 2026, the Company has contributed a total of approximately $15 million toward the aggregate investment commitments. These limited partnerships are classified as equity method investments.

The Company may be required to make significant cash outlays related to its unrecognized tax benefits, including interest and penalties. As of September 30, 2026, the Company had unrecognized tax benefits, including interest and penalties, that would be expected to result in a cash outlay of $9 million. The Company signed a bilateral Advance Pricing Agreement (“APA”) with the U.S. Internal Revenue Service and the India Tax Authority (“ITA”) that resulted in a cash settlement paid to the ITA of $15 million (including interest) in the second quarter.

Cash Flows
Operating Activities
Cash provided by operating activities decreased to $81 million for the nine months ended September 30, 2026, from $292 million in the prior‑year period. The decrease was primarily attributable to higher net working capital outflows of $135 million driven by higher accounts receivable and inventory, partially offset by increased accounts payable.

Investing Activities
Net cash used by investing activities during the nine months ended September 30, 2026 totaled $134 million, representing $2 million of decreased usage as compared to the same period in 2025. The decrease primarily reflects the smaller size of the acquisition completed in 2026 relative to the prior-year acquisition, offset by higher capital expenditure outlays.

Financing Activities
Cash used by financing activities during the nine months ended September 30, 2026 was $261 million, representing a $209 million increase as compared to the same period in 2025. This increase is primarily attributable to higher share repurchases as compared to 2025 of $229 million and higher cash dividends paid to shareholders of $21 million, partially offset by borrowings on the revolving credit facility.

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
The hypothetical pre-tax gain or loss in fair value from a 10% favorable or adverse change in quoted currency exchange rates would be $21 million and $22 million for currency derivative financial instruments as of September 30, 2026 and December 31, 2025, respectively. These estimated changes assume a parallel shift in all currency exchange rates and include the gain or loss on financial instruments used to hedge investments in subsidiaries. Because exchange rates typically do not all move in the same direction, the estimate may overstate the impact of changing exchange rates on the net fair value of the Company's financial derivatives. It is also important to note that gains and losses indicated in the sensitivity analysis would generally be offset by gains and losses on the underlying exposures being hedged.
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

As of September 30, 2026, an evaluation was performed under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness of the design and operation of disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2026.
Internal Control over Financial Reporting
There were no changes in the Company's internal control over financial reporting during the three months ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 2.Unregistered Sales of Equity Securities and Use of Proceeds
The following table summarizes information relating to purchases made by or on behalf of the Company, or an affiliated purchaser, of shares of the Company’s common stock during the third quarter of 2026.

Period	Total Number of Shares (or Units) Purchased (1)	Average Price Paid per Share (or Unit)	Total Number of Shares (or units) Purchased as Part of Publicly Announced Plans or Programs (2)	Approximate Dollar Value of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs (in millions)
July 1 to July 31, 2026	—	$—	—	$—
August 1 to August 31, 2026	—	—	—	—
September 1 to September 30, 2026	—	—	—	—
ASR	1,996,589	100.17	1,996,589	638
Total	1,996,589	$100.17	1,996,589	$638

On March 2, 2023 the Company's board of directors authorized a share repurchase program of $300 million of common stock through December 31, 2026 of which the Company exhausted its remaining $38 million during the 3 months ended September 30, 2026.

On June 25, 2026 the Company's board of directors authorized an additional share repurchase program of $800 million of common stock through December 31, 2029 of which $638 million may yet be purchased under the program.

On July 23, 2026, the Company entered into an accelerated share repurchase agreement with Bank of America, N.A. to repurchase $200 million of its common stock pursuant to its existing $800 million and exhausting the remainder of the $300 million share repurchase authorization from 2023. In July 2026, the Company received initial delivery of 1,542,169 shares which represents approximately 80% of the total shares expected to be received under the program. In September 2026, the Company received an additional 454,420 shares to conclude the program at an average cost of $100.17 per share.

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

Item 5. Other Information

The Company's directors and officers (as defined in Exchange Act Rule 16a-1(f)) may from time to time enter into plans or other arrangements for the purchase or sale of the Company's shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Exchange Act. During the quarter ended September 30, 2026, the following officer(s) took the following action.

Name	Title	Action	Intended to satisfy the affirmative defense of Rule 10b5-1?	Date	Aggregate Number of Shares to be sold	Expiration Date
Jerome Rouquet	Senior Vice President and Chief Financial Officer	Adoption	Yes	7/28/2026	4,675	3/3/2027

Item 6.Exhibits

The exhibits listed on the "Exhibit Index" on Page 48 hereof are filed with this report or incorporated by reference as set forth therein.

Exhibit Index

Exhibit No.	Description
31.1	Rule 13a-14(a) Certification of Chief Executive Officer dated October 22, 2026.
31.2	Rule 13a-14(a) Certification of Senior Vice President, Chief Financial Officer dated October 22, 2026.
32.1	Section 1350 Certification of Chief Executive Officer dated October 22, 2026
32.2	Section 1350 Certification of Senior Vice President, Chief Financial Officer dated October 22, 2026.
101.INS	XBRL Instance Document.**
101.SCH	XBRL Taxonomy Extension Schema Document.**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.**
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.**
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).
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
Date: October 22, 2026